Form 10-Q
period 2014-06-25
El Pollo Loco Holdings, Inc.
filed 2014-09-05
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-36556

EL POLLO LOCO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3563182
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3535 Harbor Blvd., Suite 100, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 599-5000

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of September 4, 2014, there were 36,929,836 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 25, 2014	December 25, 2013
Assets
Current assets:
Cash and cash equivalents	$27,134	$17,015
Restricted cash	125	131
Accounts and other receivables, net	5,648	5,906
Inventories	1,665	1,655
Prepaid expenses and other current assets	3,218	2,123
Deferred tax assets	442	442

Total current assets	38,232	27,272
Property and equipment owned, net	75,255	68,641
Property held under capital leases, net	154	180
Goodwill	249,324	249,324
Domestic trademarks	61,888	61,888
Other intangible assets, net	853	934
Other assets	7,462	8,703

Total assets	$433,168	$416,942

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of senior secured term loan	$1,900	$1,900
Current portion of obligations under capital leases	239	267
Accounts payable	15,421	12,316
Accrued salaries and vacation	7,999	8,594
Accrued insurance	4,401	3,597
Accrued income taxes payable	34	27
Accrued interest	4,301	4,182
Accrued advertising	404	265
Other accrued expenses and current liabilities	8,159	7,825

Total current liabilities	42,858	38,973
Noncurrent liabilities:
First lien term loan, net of current portion	186,334	187,190
Second lien term loan	99,129	99,038
Obligations under capital leases, net of current portion	744	847
Deferred tax liabilities	33,206	32,387
Other intangible liabilities, net	1,735	1,927
Other noncurrent liabilities	8,277	8,044

Total liabilities	372,283	368,406

Commitments, contingencies and subsequent events
Stockholder’s Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none outstanding
Common stock, $0.01 par value—200,000,000 shares authorized; 28,715,550 and 28,712,622 shares issued and outstanding	287	287
Additional paid-in-capital	240,461	240,151
Accumulated deficit	(179,863)	(191,902)

Total stockholder’s equity	60,885	48,536

Total liabilities and stockholder’s equity	$433,168	$416,942

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
Revenue
Company-operated restaurant revenue	$81,358	$76,520	$157,571	$148,589
Franchise revenue	5,546	5,207	10,760	10,133

Total revenue	86,904	81,727	168,331	158,722

Cost of operations
Food and paper cost	25,930	24,207	49,953	46,903
Labor and related expenses	20,102	19,218	39,415	38,288
Occupancy and other operating expenses	16,945	15,874	32,989	31,398

Company restaurant expenses	62,977	59,299	122,357	116,589
General and administrative expenses	6,835	6,298	13,465	12,491
Franchise expenses	943	981	1,926	1,950
Depreciation and amortization	2,752	2,541	5,347	4,945
Loss on disposal of assets	215	391	491	581
Asset impairment and close-store reserves	340	36	393	101

Total expenses	74,062	69,546	143,979	136,657

Income from operations	12,842	12,181	24,352	22,065
Interest expense, net	5,703	9,800	11,326	19,580

Income before provision for income taxes	7,139	2,381	13,026	2,485
Provision for income taxes	(570)	(1,971)	(987)	(2,135)

Net income	$6,569	$410	$12,039	$350

Net income per share
Basic	$0.23	$0.01	$0.42	$0.01
Diluted	$0.21	$0.01	$0.39	$0.01
Weighted-average shares used in computing net income per share
Basic	28,715,485	28,712,622	28,714,053	28,712,622
Diluted	30,596,998	28,999,093	30,595,565	28,999,093

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 25, 2014	June 26, 2013
Cash flows from operating activities:
Net income	$12,039	$350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,347	4,945
Stock-based compensation	337	116
Interest accretion	185	3,217
Loss on disposal of assets	455	568
Impairment of property and equipment	36	20
Close-store reserve	357	81
Amortization of deferred financing costs	779	1,059
Amortization of favorable and unfavorable leases, net	(111)	(107)
Deferred income taxes, net	819	2,109
Changes in operating assets and liabilities:
Accounts and other receivables, net	258	(1,890)
Inventories	(10)	32
Prepaid expenses and other current assets	(1,095)	(481)
Income taxes payable	7	(3)
Other assets	468	63
Accounts payable	1,070	1,622
Accrued salaries and vacation	(622)	(463)
Accrued insurance	804	360
Other accrued expenses and liabilities	468	(1,088)

Net cash flows provided by operating activities	21,591	10,510

Cash flows from investing activities:
Purchase of property and equipment	(10,391)	(7,415)

Net cash flows used in investing activities	(10,391)	(7,415)

Cash flows from financing activities:
Payments on senior secured loan	(950)	(850)
Payment of obligations under capital leases	(131)	(110)

Net cash flows used in financing activities	(1,081)	(960)

Increase in cash and cash equivalents	10,119	2,135
Cash and cash equivalents, beginning of period	17,015	21,487

Cash and cash equivalents, end of period	$27,134	$23,622

Supplemental cash flow information
Cash paid during the period for interest	$10,058	$15,264

Cash paid during the period for income taxes, net	$161	$29

Unpaid purchases of property and equipment	$2,035	$569
Cashless stock option exercise	(27)	—

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” Our activities are conducted principally through our indirect subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one business segment. At June 25, 2014, we operated 168 and franchised 233 El Pollo Loco restaurants.

Basis of Presentation

We have prepared the accompanying interim unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States (“GAAP”) for complete financial statements. In our opinion, all adjustments considered necessary for the fair presentation of our results of operations, financial position, and cash flows for the periods presented have been included and are of a normal, recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 25, 2013, included in our prospectus filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933 (the “Securities Act”) on July 28, 2014.

We use a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years a 53-week fiscal year occurs. Fiscal 2013, which was a 52-week year, ended on December 25, 2013. Fiscal 2014, which is a 53-week year, will end on December 31, 2014. Because fiscal 2014 is a 53-week year, both revenues and expenses, and other financial and operational figures, may be on an elevated scale compared with 52-week periods both before and after.

On July 14, 2014, we amended our certificate of incorporation to increase our authorized share count to 200,000,000 shares of common stock, par value $0.01 per share, and split our stock 8.56381:1. On July 24, 2014, we amended and restated our certificate of incorporation to, among other things, increase our authorized share count to 300,000,000 shares of stock, including 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, each par value $0.01 per share. On July 30, 2014, we completed our initial public offering of 8,214,286 shares of common stock at a price to the public of $15.00 per share (the “IPO”), including 1,071,429 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts, commissions, and fees and expenses of IPO offering and distribution, as set forth in our registration statement for the IPO on Form S-1, we received net IPO proceeds of approximately $112.8 million. We used these proceeds primarily to repay in whole a $100 million second lien term loan (the “Second Lien Term Loan”). All share and per-share data herein have been adjusted to reflect the stock split as though it had occurred prior to the earliest data presented.

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformance with GAAP requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, and disclosures of contingent assets and liabilities, at the date of the financial statements, and (ii) revenue and expenses during the period reported. Actual results could materially differ from those estimates. Our significant estimates include estimates for (i) impairment of goodwill, intangible assets and plant and equipment, (ii) insurance reserves, (iii) lease termination liabilities, (iv) stock-based compensation, and (v) income tax valuation allowances.

Reclassifications

Certain comparative prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income.

Liquidity

Our principal liquidity requirements are to service our debt and to meet capital expenditure needs. At June 25, 2014, our total debt was $288.3 million. Our ability to make payments on our indebtedness and to fund planned capital expenditures depends on available cash and on our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Based on current operations, we believe that our cash flow from operations, available cash of $27.1 million at June 25, 2014, and available borrowings under our $15 million senior secured revolving credit facility (the “Revolver”) (which availability was approximately $7.7 million at June 25, 2014) will be adequate to meet our liquidity needs for the next 12 months.

Concentration of Risk

We have two suppliers for which amounts due at June 25, 2014, and December 25, 2013, totaled 44% and 45% and 16% and 11%, respectively, of our accounts payable. Purchases from the same suppliers accounted for the majority of our purchases for the periods ended June 25, 2014, and June 26, 2013. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 80% of revenue for the thirteen and twenty-six weeks ended June 25, 2014, and June 26, 2013.

Goodwill and Indefinite Lived Intangible Assets

Our indefinite lived intangible assets consist of trademarks. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. We do not amortize our goodwill and indefinite lived intangible assets.

Upon the sale of a restaurant, we decrement goodwill. The amount of goodwill that we include in the cost basis of the asset sold is determined based on the relative fair value of the reporting unit disposed of as a percentage of the fair value of the reporting unit retained.

We perform an annual impairment test for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise.

We review goodwill for impairment utilizing either a qualitative assessment or a two-step process. If we decide that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If we perform the two-step process, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference.

We perform annual impairment tests for indefinite lived intangible assets during the fourth fiscal quarter of each year or earlier if indicators of potential impairment exist. The impairment test consists of either a qualitative assessment or a comparison of the fair value of the intangible asset with its carrying amount. The excess of the carrying amount of the intangible asset over its fair value is its impairment loss.

We did not identify any indicators of potential impairment during the first half of fiscal 2014 and therefore did not perform any impairment review.

Income Taxes

Provision for income taxes, income taxes payable, and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, we assess the probability that our net deferred tax assets, if any, will be recovered. If, after evaluating all of the positive and negative evidence, we conclude that it is more likely than not that some or all of the net deferred tax assets will not be recovered, we provide for a valuation allowance by charging to tax expense to reserve the portion of deferred tax assets that we do not expect to be realized. At June 25, 2014, and December 25, 2013, we maintained a full valuation allowance against our deferred tax assets. The company will continue to evaluate all positive and negative evidence at each financial statement period to determine if the valuation allowance should be adjusted.

We review our filing positions for all open tax years in all U.S. federal and state jurisdictions where we are required to file.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position we take has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, we may not recognize any of the potential tax benefit associated with the position. We recognize a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve our judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position, and cash flows.

We recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties at June 25, 2014, or at December 25, 2013, and did not recognize interest or penalties during the thirteen and twenty-six weeks ended June 25, 2014, and June 26, 2013, respectively, since we had no material unrecognized tax benefits. We do not anticipate material changes in our amount of unrecognized tax benefits within the next twelve months.

On July 30, 2014, we entered into an Income Tax Receivable Agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, we have amended our first lien credit agreement (the “First Lien Credit Agreement”) to permit dividend payments to us by our subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate.

2. PROPERTY AND EQUIPMENT

Below are costs and related accumulated depreciation and amortization of major classes of property, in thousands.

	June 25, 2014	December 25, 2013
Land	$13,186	$13,186
Buildings and improvements	83,569	78,181
Other property and equipment	46,932	46,079
Construction in progress	4,349	815

	148,036	138,261
Less: accumulated depreciation and amortization	(72,781)	(69,620)

	$75,255	$68,641

Depreciation expense was $2.8 million and $2.5 million and $5.3 million and $4.9 million for the thirteen and twenty-six weeks ended June 25, 2014, and June 26, 2013, respectively. The gross value of assets under capital leases was $1.9 million at both June 25, 2014, and December 25, 2013, and corresponding accumulated depreciation was $1.7 million for both periods. For the thirteen weeks ended June 25, 2014, capital expenditures totaled $6.7 million, including $3.3 million for restaurant remodeling and $2.3 million for new restaurant expenditures. For the twenty- six weeks ended June 25, 2014, capital expenditures totaled $10.4 million, including $5.4 million for restaurant remodeling and $3.1 million for new restaurant expenditures.

3. STOCK-BASED COMPENSATION

At June 25, 2014, options to purchase 3,331,764 shares of common stock were outstanding, including 2,087,335 vested and 1,244,429 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, upon a change in control, the board may accelerate vesting. At June 25, 2014, 2,062,448 premium options remained outstanding. For the twenty-six weeks ended June 25, 2014, there was one exercise of stock options for 739 shares.

At June 25, 2014, we had total unrecognized compensation expense of $0.5 million, related to unvested stock options, which we expect to recognize over a weighted-average period of 1.3 years.

4. CREDIT AGREEMENTS

On October 11, 2013, we refinanced our debt (the “2013 Refinancing”), with EPL entering into (i) the First Lien Credit Agreement, including a $190 million senior secured term loan (the “First Lien Term Loan”) and the Revolver, each maturing in October 2018, and (ii) a new second lien credit agreement (the “Second Lien Credit Agreement”) including the Second Lien Term Loan. The proceeds received from the term loans were used to pay off our prior credit agreements, including our senior secured first lien credit facility due July 2017 and 17% second priority senior secured notes due January 2018.

Loans under the First Lien Credit Agreement bear interest, at EPL’s option, at LIBOR or an Alternate Base Rate, plus an applicable margin of 4.25% with respect to LIBOR and 3.25% with respect to the Alternate Base Rate, with a 1.00% floor with respect to LIBOR. The First Lien Term Loan was issued at a discount of $950,000, and this discount is being accreted over the term of the loan, using the effective interest method. The unamortized discount at June 25, 2014, is $816,000. The First Lien Term Loan requires quarterly principal payments of 0.25%, commencing March 26, 2014. The First Lien Term Loan and the Revolver are secured by a first priority lien on substantially all of EPL’s and Intermediate’s assets.

The Revolver provides a $15 million revolving line of credit. At June 25, 2014, $7.3 million in letters of credit were outstanding, and $7.7 million was available to borrow.

Loans under the Second Lien Credit Agreement bore interest, at EPL’s option, at LIBOR or an Alternate Base Rate, plus an applicable margin of 8.50% with respect to LIBOR and 7.50% with respect to the Alternate Base Rate, with a 1.00% floor with respect to LIBOR. The Second Lien Term Loan was issued at a discount of $1.0 million, and this discount was accreted over the term of the loan, using the effective interest method. The unamortized discount at June 25, 2014, was $871,000. Following the IPO, we fully repaid the Second Lien Term Loan.

The First Lien Credit Agreement contains a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant, a maximum capital expenditure covenant, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations and dissolutions, restricted payments, and negative pledges. The First Lien Credit Agreement also contains certain customary affirmative covenants and events of default. At June 25, 2014, we were in compliance with all covenants.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following, in thousands.

	June 25, 2014	December 25, 2013
Accrued sales and property taxes	$2,949	$3,190
Other	5,210	4,635

Total other accrued expenses and current liabilities	$8,159	$7,825

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following, in thousands.

	June 25, 2014	December 25, 2013
Deferred rent	$6,780	$6,648
Other	1,497	1,396

Total noncurrent liabilities	$8,277	$8,044

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

Around February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies included compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. We were served with the complaint on March 3, 2014. While we intend to vigorously defend against this action, including its class certification, its ultimate outcome is presently not determinable, as it is in a preliminary phase. Thus, we cannot determine the likelihood of an adverse judgment nor a likely range of damages, if any. A settlement or adverse judgment could have a material adverse impact.

We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims or an increase in amounts payable under successful claims could materially adversely affect our business, financial condition, results of operations or cash flows.

Purchasing Commitments

We have long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to us and our franchisees from beverage vendors based upon dollar volumes of purchases system-wide, which vary with demand for and the price of syrup. Our contracts extend so far as 2017, and our estimated obligations under them total $21.5 million.

We have two supplier contracts for chicken that terminate in December 2014 and January 2015. We entered into these agreements in December 2013 at costs comparable to those of the contracts that preceded them. At June 25, 2014, our estimated obligations under them totaled $15.8 million.

Contingent Lease Obligations

We are contingently liable for two leases that we assigned to franchisees. The latest lease expires in 2015. At June 25, 2014, our maximum exposure was $87,000, or $76,000, if discounted at our estimated pre-tax cost of debt. In the event of a franchisee default, we could cross-default the franchisee under its franchise agreement. We believe that cross-default provisions reduce our risk of payments, and we have not recorded any liability in our condensed consolidated financial statements related to these liabilities.

Employment Agreements

We have at-will employment agreements with four of our officers. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses payable under certain conditions.

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers. These agreements require us to indemnify them to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them where they could be indemnified. We also intend to enter into indemnification agreements with our future directors and executive officers.

8. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average shares of common stock outstanding during the thirteen and twenty-six weeks ended June 25, 2014, and June 26, 2013. Diluted net income per share is calculated using the weighted-average number shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are our basic and diluted net income per share data for the periods indicated, in thousands except for per share data.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
Numerator:
Net income	$6,569	$410	$12,039	$350

Denominator:
Weighted-average shares outstanding—basic	28,715,485	28,712,622	28,714,053	28,712,622
Weighted-average shares outstanding—diluted	30,596,998	28,999,093	30,595,565	28,999,093

Net income per share—basic	$0.23	$0.01	$0.42	$0.01
Net income per share—diluted	$0.21	$0.01	$0.39	$0.01

Anti-dilutive securities not considered in diluted EPS Calculation	123,106	1,957,529	123,106	1,957,529

Below is a reconciliation of basic and diluted shares.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
Weighted-average shares outstanding—basic	28,715,485	28,712,622	28,714,053	28,712,622
Dilutive effect of stock options	1,881,513	286,471	1,881,512	286,471

Weighted-average shares outstanding—diluted	30,596,998	28,999,093	30,595,565	28,999,093

9. RELATED PARTY TRANSACTIONS

Trimaran Capital LLC, and Freeman Spogli & Co., our sponsors, indirectly beneficially own shares sufficient for majority control over all matters requiring stockholder votes, including elections of directors, mergers, consolidations, acquisitions, sales of all or substantially all of our assets, other decisions affecting our capital structure, amendments to our certificate of incorporation or by-laws, and our winding up and dissolution. Furthermore, so long as Trimaran Pollo Partners, L.L.C. (“LLC”), their investment vehicle, owns a majority of our common stock, our sponsors can appoint the members of our board of directors.

On November 18, 2005, we entered into a Monitoring and Management Services Agreement with Trimaran Fund Management, LLC, providing for annual fees of $500,000 and reasonable expenses. During the thirteen and twenty-six weeks ended June 25, 2014, and June 26, 2013, $134,000 and $169,000 and $292,000 and $324,000, respectively, were paid under the agreement, and accounted for as general and administrative expenses. In connection with the IPO, we have terminated the agreement.

10. SUBSEQUENT EVENTS

Texas Franchisee Transactions

On July 8, 2014, we agreed to sell six company-operated restaurants in the greater San Antonio area to AA Pollo, Inc., a Texas corporation. This sale is expected to close on September 24, 2014. In connection with the sale, AA Pollo, Inc., entered into an exclusive development agreement with us to develop and open eight restaurants in the greater San Antonio area. On August 20, we agreed to an additional exclusive franchise development agreement with AA Pollo, Inc., and its owners, for the development of twelve restaurants in the Houston area.

Franchise Development Option Agreement

On July 11, 2014, EPL and LLC entered into a Franchise Development Option Agreement relating to development of our restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted LLC the exclusive option to develop and open fifteen restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional one hundred restaurants in the Territory over ten years (the “Additional Option”). The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years after that exercise. LLC may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. We have no current intention to begin development in the Territory.

IPO Compensation Arrangements

In connection with the completion of our IPO, we granted options to purchase 223,183 shares of our common stock to selected employees who are not our executive officers with $15.00 exercise prices, the IPO price and fair market value as of the date of grant. We will incur approximately $1.3 million of stock-based compensation expense in connection with these grants, which we will expense over four years.

In addition, in connection with the completion of our IPO, we granted two of our directors restricted grants for 3,333 shares each, equivalent to $50,000 divided by our public offering price. These grants vest based on continued service over three years. Based on our share price when the grants were consummated, we expect to incur approximately $330,000 of stock-based compensation expense as the grants vest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This discussion and analysis should be read in conjunction with Item 1 above and with the financial statements contained in our prospectus of July 24, 2014. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Outcomes may differ materially from our expectations. For more information, we direct you to the sections “Risk Factors” and “Special Note Regarding Forward-Looking Statements” in our prospectus. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken in front of our customers. We operate within the fastest growing segment of the restaurant industry, the limited-service restaurant segment. We believe we offer the food quality of a fast-casual restaurant, while providing the speed, convenience, and value of a quick-service restaurant (“QSR”), a combination that we call “QSR+” and that provides a value-oriented fast-casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our engaging team members in a colorful, bright and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, sides, and, throughout the year, on a limited-time basis, alternative proteins such as shrimp, carnitas, and beef. Our entrees include such favorites as our Poblano Burrito, Under 500 Calorie Mango Grilled Tostada, Ultimate Pollo Bowl, Grand Baja Shrimp Tacos, and Chicken, Bacon, and Guacamole Stuffed Quesadilla. Our salsas and dressings are freshly prepared daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experiences. Our distinctive menu, with its healthier alternatives, appeals to consumers across socio-economic backgrounds, and drives our balanced day-part mix.

Growth Strategies and Outlook

We believe that we are well-positioned for, and in the early stages of, growth. Since 2011, we have focused on repositioning our brand, improving operational efficiency, increasing brand awareness, strengthening our management team, and refinancing our indebtedness. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies.

•	Expand our restaurant base.

•	Increase comparable restaurant sales.

•	Enhance operations and leverage infrastructure.

We intend for new restaurant development to be a key growth driver. As of June 25, 2014, we had 401 locations in five states. In 2013, we opened two new company-operated and five new franchised restaurants. In 2014, we intend to open eight to ten new company-operated and four to six new franchised restaurants in California, Nevada, and Texas. Year to date, we have opened one new company-operated restaurant. From time to time, we and our franchisees close restaurants. In 2014, we anticipate closing one to two company-operated restaurants. Our long-term plan is to increase the number of El Pollo Loco restaurants by 8% to 10% annually. Success is not guaranteed.

To increase comparable restaurant sales, we are targeting customer frequency, attraction of new customers, and per-person spend.

We believe that our corporate infrastructure can support a larger restaurant base than we have at present, and that as we expand we will be able to benefit from economies of scale.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the quarter and year-to-date periods ended June 25, 2014, comparable restaurant sales increased 5.4% and 6.3%, respectively. For company-operated restaurants, comparable restaurant sales increased 5.0% and 5.2%, respectively. For franchised restaurants, comparable restaurant sales increased 5.9% and 7.1%, respectively. For company-operated restaurants, the quarter’s 5.0% increase was due to a 2.8% increase in average check size, and a 2.2% increase in traffic.

Restaurant Development

Our restaurant counts at the end of each of the last three fiscal years and the twenty-six weeks ended June 25, 2014, are as follows.

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 25, 2014	2013	2012	2011
Company-operated restaurant activity:
Beginning of period	168	169	165	171
Openings	1	2	4	—
Closures	(1)	(3)	—	(6)

Restaurants at end of period	168	168	169	165
Franchised restaurant activity:
Beginning of period	233	229	229	241
Openings	—	5	3	—
Closures	—	(1)	(3)	(12)

Restaurants at end of period	233	233	229	229
System-wide restaurant activity:
Beginning of period	401	398	394	412
Openings	1	7	7	—
Closures	(1)	(4)	(3)	(18)

Restaurants at end of period	401	401	398	394

Restaurant Remodeling

From 2011 to June 25, 2014, under our Hacienda program, we have remodeled 83 company-operated and 94 franchised restaurants, or 177 system-wide. We expect to have remodeled over 50% of our system by the end of 2014. Remodeling uses cash and affects financial statement line items including depreciation and net property. Our average expenditure per restaurant is $270,000. We believe that remodeling will lead to higher revenue and a stronger brand.

2013 Refinancing

On October 11, 2013, we refinanced our $12.5 million first lien revolving credit facility, $170 million first lien term loan, and $105 million 17% second priority senior secured notes, by entering into the First Lien Credit Agreement and the Second Lien Credit Agreement. The facilities under these agreements carried longer maturities and lower interest rates than the facilities that they replaced. This refinancing lowered our interest expense by an estimated $17.8 million per annum, or 49% of our $36.3 million of interest expense for fiscal 2013.

Initial Public Offering

On July 30, 2014, we closed our IPO, the majority of the proceeds of which were used to repay our $100 million Second Lien Term Loan. Thus, the IPO lowered our interest expense by an estimated $10.1 million per annum, or 27.8% of our $36.3 million of interest expense for fiscal 2013.

Critical Accounting Policies and Use of Estimates

Preparation of our financial statements in accordance with GAAP requires us to make estimates, judgments, and assumptions. We base our estimates and judgments on historical experience and on assumptions that we believe to be reasonable. We evaluate our estimates on an on-going basis. Outcomes may diverge from our estimates and assumptions.

Our accounting policies and estimates are integral to our financial statements, and a thorough understanding of them is important for understanding our financial condition and results of operations. Our critical accounting policies and estimates involve complex and difficult managerial judgments. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates” in our prospectus of July 24, 2014. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 to Item 1 above.

There have been no material changes to our critical accounting policies or uses of estimates since our prospectus of July 24, 2014.

Recent Accounting Pronouncements

We have reviewed all significant recent accounting pronouncements and concluded either that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

JOBS Act

We presently qualify as an “emerging growth company” (“EGC”) under section 2(a) of the Securities Act, pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC has reduced public company reporting, accounting, and corporate governance requirements. We may take advantage of some of these benefits. We will cease to be an EGC following the earliest of (i) five years after our IPO, (ii) $1.0 billion in annual revenue, (iii) $700.0 million in common stock market capitalization held by non-affiliates, and (iv) $1.0 billion in non-convertible debt security issuance on a three-year rolling basis. Please refer to our prospectus of July 24, 2014, for more information.

Key Financial Definitions

Revenue

Our revenue is derived from two primary sources, (i) company-operated restaurant revenue and (ii) franchise revenue. The latter is comprised of, primarily, franchise royalties, and, to a lesser extent, franchise fees and sublease rental income.

Food and Paper Costs

Food and paper costs include the direct costs of food, beverages, and packaging. These vary with sales volumes, menu mix, and commodity prices.

Labor and Related Expenses

Labor and related expenses include wages, payroll taxes, workers’ compensation expense, benefits, and bonuses paid to our restaurant management teams. We expect labor expense to increase proportionately with restaurant revenue. Labor expense is influenced by minimum wages, payroll taxes, workers’ compensation claims, health care costs, and restaurant performance.

Occupancy Costs and Other Operating Expenses

Occupancy costs include rent, common area maintenance, and real estate taxes. Other restaurant operating expenses include utilities, advertising, credit card processing fees, supplies, and repairs and maintenance.

General and Administrative Expenses

General and administrative expenses are associated with corporate and administrative functions that support the development and operations of our restaurants, including compensation, benefits, travel expenses, stock compensation costs, and legal and professional fees. General and administrative expenses also include pre-opening costs and expenses above the restaurant level, including salaries for field management, such as area and regional managers, and franchise field operational support.

Franchise Expenses

Franchise expenses consist primarily of (i) rent expenses incurred on properties leased by us and then sublet to franchisees, and (ii) expenses incurred in support of franchisee information technology systems.

Depreciation and Amortization

Depreciation and amortization consist primarily of fixed asset depreciation, including of equipment and leasehold improvements.

Loss on Disposal of Assets

Loss on disposal of assets includes losses from retirement, replacement, or write-off of equipment and leasehold improvements.

Asset Impairment and Close-Store Reserves

We review, unit-by-unit, long-lived assets including property, equipment, and intangibles, for impairment, when events or circumstances indicate that their carrying values may not be recoverable. Correspondingly, we record impairment charges when appropriate. Closure costs include non-cash restaurant charges, such as up-front expensing of unpaid rent for the remaining life of a lease.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized, at cost, over the life of related debt.

Loss on Early Extinguishment of Debt

In connection with the 2013 Refinancing and our IPO, we prepaid existing debt, incurring charges for prepayment penalties and fees, call premia, accelerated accretion, and write-off of deferred financing costs and fees, and of unamortized discount.

Provision for Income Taxes

Provision for income taxes reflects federal and state taxes.

Key Performance Indicators

To evaluate our performance, we utilize measures including company-operated restaurant revenue, comparable restaurant sales, comparable restaurant sales growth, company-operated average unit volumes, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and adjusted EBITDA.

Company-Operated Restaurant Revenue

Company-operated restaurant revenue consists of food and beverage sales, in company-operated restaurants, net of promotional allowances, employee meals, and other discounts. Company-operated restaurant revenue for any period is affected by the number of operating weeks in that period, the number of restaurants open, and comparable restaurant sales.

Seasonality and holiday timing cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters, due to reduced January and December traffic, and higher in the second and third quarters.

Comparable Restaurant Sales and Comparable Restaurant Sales Growth

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. At June 25, 2014 and June 26, 2013, there were 391 and 387 such restaurants, 163 and 160 company-operated and 228 and 227franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

Comparable restaurant sales growth reflects year-over-year sales changes, in percent. Growth can be driven by (i) an increase in the number of meals sold or (ii) an increase in average check amount. Average check amount can increase due to (i) increased consumption of existing menu items, (ii) consumption of new menu items, (iii) increased prices, or (iv) a shift to more-expensive menu items.

Company-Operated Average Unit Volumes

We measure company-operated average unit volumes (“AUVs”) on both a weekly and an annual basis. Weekly AUVs consist of comparable restaurant sales over a seven-day period, from Thursday to Wednesday. Annual AUVs are calculated using the following methodology. First, we divide our total net sales for all company-operated restaurants for a fiscal year by the total number of restaurant operating weeks during that period. Second, we annualize that average weekly per-restaurant sales figure by multiplying it by 52. An operating week is defined as a week in which a particular restaurant is open for business over a seven-day period, from Thursday to Wednesday. AUV measures help us to assess (i) our performance and (ii) customer spending patterns.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue, less company restaurant expenses. Restaurant contribution margin is defined as restaurant contribution, as a percentage of net company-operated restaurant revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance for our restaurants. Our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have analytical limitations, and you should not consider them in isolation or as substitutes for analysis of our GAAP results. Management believes that restaurant contribution and restaurant contribution margin are important investor tools, because they are widely used in the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Management uses restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods, and to evaluate our restaurant financial performance against our competitors.

New Restaurant Openings

We track new restaurant openings system-wide. Restaurants initially require pre-opening costs. Upon opening, new restaurants often experience unsustainably high sales volumes, which subsequently stabilize. Also, new restaurants often suffer from temporary inefficiencies regarding food, paper, labor, and other direct operating expenses. Consequently, a new restaurant generally has a low contribution margin during its start-up phase. Restaurant revenue and expenses generally normalize after about eight to twelve weeks. When we enter new markets, we may be exposed to start-up times and restaurant contribution margins that are longer and lower than reflected in our average historical experience.

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, provision for income taxes, depreciation, and amortization. Adjusted EBITDA, as we define it, represents net income before interest expense, provision for income taxes, depreciation, amortization, and items that we do not consider representative of our ongoing operating performance, as identified in the reconciliation table below.

EBITDA and adjusted EBITDA are supplemental measures of our performance, are neither required by, nor presented in accordance with, GAAP, and should not be considered as alternatives to net income, operating income, or any other GAAP performance measures, or as alternatives to cash flows from operating activities as liquidity measures. In addition, in evaluating EBITDA and adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate EBITDA and adjusted EBITDA. Our presentation of EBITDA and adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

EBITDA and adjusted EBITDA have analytical limitations, and you should not consider them in isolation or as substitutes for analysis of our GAAP results. Some of these limitations are (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) they do not reflect the significant interest expense on our debt, or the cash requirements necessary to service interest or principal payments thereon, (iv) although depreciation and amortization are non-cash charges, assets being depreciated or amortized often must be replaced in the future, and EBITDA and adjusted EBITDA do not reflect the cash required for replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they may include some expenses that we do not consider to be indicative of our ongoing operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by (i) providing specific information regarding the GAAP amounts excluded from such non-GAAP financial measures, and (ii) presenting comparable GAAP measures more prominently.

We believe that EBITDA and adjusted EBITDA facilitate operating performance comparisons from period to period, by isolating the effects of some items that vary (i) widely among similar companies or (ii) from period to period without correlating to core operating performance. Such variances can be caused by (i) capital structure differences, affecting interest expense, (ii) tax differences, including different tax rates or net operating loss positions, and (iii) book asset age and basis, affecting depreciation and amortization. We also present EBITDA and adjusted EBITDA because (i) we believe that they are frequently used by securities analysts and investors, (i) we believe that they are useful in assessing our ability to incur and service indebtedness, and (iii) we use EBITDA and adjusted EBITDA internally as peer benchmarks.

The following table reconciles the non-GAAP adjustments of EBITDA and adjusted EBITDA to net income.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 25, 2014	June 26, 2013	June 25, 2014	June 26, 2013
Net income	$6,569	$410	$12,039	$350
Provision for income taxes	570	1,971	987	2,135
Interest expense, net	5,703	9,800	11,326	19,580
Depreciation and amortization	2,752	2,541	5,347	4,945

EBITDA	$15,594	$14,722	$29,699	$27,010
Stock based compensation expense)(1)	169	30	338	115
Management fees(2)	134	169	292	324
Loss on disposal of assets(3)	215	391	491	581
Impairment and closures(4)	340	36	393	101
Pre-opening costs(5)	103	43	211	147

Adjusted EBITDA	$16,555	$15,391	$31,424	$28,278

(1)	Includes non-cash, stock-based compensation.
(2)	Includes management fees and other out-of-pocket costs paid to affiliates of Trimaran Capital LLC and Freeman Spogli & Co.
(3)	Loss on disposal of assets includes losses from retirement, replacement, or write-off of equipment and leasehold improvements.
(4)	Includes costs related to impairment of long-lived assets and closing restaurants.
(5)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the taking of possession, and the opening, of a restaurant.

Comparison of Results of Operations for the Thirteen and Twenty-Six Weeks Ended June 25, 2014, and June 26, 2013

Our operating results for the thirteen weeks ended June 25, 2014, and June 26, 2013, in absolute terms, and expressed as percentages of revenue, are compared below.

	Thirteen Weeks Ended
	June 25, 2014		June 26, 2013		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$81,358	93.6	$76,520	93.6	$4,838	6.3
Franchise revenue	5,546	6.4	5,207	6.4	339	6.5

Total revenue	86,904	100.0	81,727	100.0	5,177	6.3
Food and paper costs(1)	25,930	31.9	24,207	31.6	1,723	7.1
Labor and related expenses(1)	20,102	24.7	19,218	25.1	884	4.6
Occupancy and other operating expenses(1)	16,945	20.8	15,874	20.7	1,071	6.7

Company restaurant expenses(1)	62,977	77.4	59,299	77.5	3,678	6.2
General and administrative expenses	6,835	7.9	6,298	7.7	537	8.5
Franchise expenses	943	1.1	981	1.2	(38)	(3.9)
Depreciation and amortization	2,752	3.2	2,541	3.1	211	8.3
Loss on disposal of assets	215	0.2	391	0.5	(176)	(45.0)
Asset impairment and close-store reserves	340	0.4	36	0.0	304	844.4

Total expenses	74,062	85.2	69,546	85.1	4,516	6.5

Income from operations	12,842	14.8	12,181	14.9	661	5.4
Interest expense, net	5,703	6.6	9,800	12.0	(4,097)	(41.8)

Income before provision for income taxes	7,139	8.2	2,381	2.9	4,758	199.8
Provision for income taxes	(570)	(0.7)	(1,971)	(2.4)	(1,401)	(71.1)

Net income	$6,569	7.6	$410	0.5	$6,159	1,502.2

(1)	Percentages for line items relating to the cost of operations are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended June 25, 2014, and June 26, 2013, in absolute terms, and expressed as percentages of revenue, are compared below.

	Twenty-Six Weeks Ended
	June 25, 2014		June 26, 2013		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$157,571	93.6	$148,589	93.6	$8,982	6.0
Franchise revenue	10,760	6.4	10,133	6.4	627	6.2

Total revenue	168,331	100.0	158,722	100.0	9,609	6.1
Food and paper costs(1)	49,953	31.7	46,903	31.6	3,050	6.5
Labor and related expenses(1)	39,415	25.0	38,288	25.8	1,127	2.9
Occupancy and other operating expenses(1)	32,989	20.9	31,398	21.1	1,591	5.1

Company restaurant expenses(1)	122,357	77.7	116,589	78.5	5,768	4.9
General and administrative expenses	13,465	8.0	12,491	7.9	974	7.8
Franchise expenses	1,926	1.1	1,950	1.2	(24)	(1.2)
Depreciation and amortization	5,347	3.2	4,945	3.1	402	8.1
Loss on disposal of assets	491	0.3	581	0.4	(90)	(15.5)
Asset impairment and close-store reserves	393	0.2	101	0.1	292	289.1

Total expenses	143,979	85.5	136,657	86.1	7,322	5.4

Income from operations	24,352	14.5	22,065	13.9	2,287	10.4
Interest expense, net	11,326	6.7	19,580	12.3	(8,254)	(42.2)

Income before provision for income taxes	13,026	7.7	2,485	1.6	10,541	424.4
Provision for income taxes	(987)	(0.6)	(2,135)	(1.3)	(1,148)	(53.8)

Net income	$12,039	7.2	$350	0.2	$11,689	3339.7

(1)	Percentages for line items relating to the cost of operations are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $4.8 million, or 6.3%, due primarily to an increase in company-operated comparable restaurant sales of $3.1 million, or 5.0%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 2.8% and an increase in traffic of 2.2% year-over-year. Company-operated restaurant revenue was also favorably impacted by $1.3 million of additional sales from new restaurants not in the comparable base. The increase was partially offset by $0.2 million of lost sales from closed restaurants.

Year-to-date, company-operated restaurant revenue increased $9.0 million, or 6.0%, due primarily to an increase in company-operated comparable restaurant sales of $6.2 million, or 5.2%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 3.3% and an increase in traffic of 1.8% year-over-year. Company-operated restaurant revenue was also favorably impacted by $2.3 million of additional sales from new restaurants not in the comparable base. The increase was partially offset by $0.8 million of lost sales from closed restaurants.

Franchise Revenue

For the quarter, franchise revenue increased $0.3 million, or 6.5%. Year-to-date, it increased $0.6 million, or 6.2%. These increases were due primarily to increases in franchised comparable restaurant sales of 5.9% and 7.1%, respectively.

Food and Paper Costs

For the quarter, food and paper costs increased $1.7 million, or 7.1%, due to a $1.5 million increase in food costs and a $0.2 million increase in paper costs. Year-to-date, food and paper costs increased $3.1 million, or 6.5%, due to a $2.7 million increase in food costs and a $0.4 million increase in paper costs. These increases were due primarily to higher revenue and to higher commodity costs.

For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 31.9%, compared to 31.6% in the prior year. Year-to-date, they were 31.7%, compared to 31.6% in the prior year. These increases were due primarily to higher commodity costs, but were partially offset by increases in average check size, due to menu price increases in the fourth quarter of 2013.

Labor and Related Expenses

Payroll and benefit expenses increased $0.9 million, or 4.6%, for the quarter, and $1.1 million, or 2.9%, year-to-date, year-over-year. These increases were due primarily to increased labor costs resulting from higher sales.

For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 24.7%, compared to 25.1% in the prior year. Year-to-date, they were 25.0%, compared to 25.8% in the prior year. These decreases were due primarily to increased revenue and relatively fixed labor expenses.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $1.1 million, or 6.7%, for the quarter, and $1.6 million, or 5.1%, year-to-date, year-over-year. These increases for the quarter and year –to-date periods were due primarily to (i) a $0.3 million and $0.6 million increase in utility costs, due primarily to higher gas and electric costs, (ii) a $0.4 million and $0.6 million increase in advertising costs, due to additional advertising contributions in the Los Angeles market in the second quarter of 2014, and (iii) a $0.2 million increase, for the quarter and year-to-date periods, in general liability costs, due to higher claims activity, respectively.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 20.8%, compared to 20.7% in the prior year. Year-to-date, they were 20.9%, compared to 21.1% in the prior year. The year-to-date decrease was due primarily to increased revenue, partially offset by the higher costs noted above.

General and Administrative Expenses

General and administrative expenses increased $0.5 million, or 8.5%, for the quarter, and $1.0 million, or 7.8%, year-to-date, year-over-year. These increases were due primarily to increased payroll expense, stock option expense, and professional fees. Increased payroll expense was due primarily to an increase in corporate employees, partially offset by (i) absence of severance costs attributable to a managerial departure in 2013 and (ii) lower medical costs, due primarily to lower medical claims activity. Increases in stock option expense of $0.1 million and $0.2 million, respectively, were due primarily to (i) the issuance of new stock options and (ii) the reversal of stock option expense in 2013 due to a managerial departure. Increased professional fees were due to costs incurred for our IPO. Both for the quarter and year-to-date, increases in general and administrative expenses were partially offset by decreases in legal costs, due to lower legal claims activity.

For the quarter, general and administrative expenses as a percentage of total revenue were 7.9%, compared to 7.7% in the prior year. Year-to-date, they were 8.0%, compared to 7.9% in the prior year. These increases were due primarily to the higher costs noted above, partially offset by increased revenue.

Interest Expense, Net

Interest expense, net, decreased $4.1 million for the quarter and $8.3 million year-to-date, year-over-year. These decreases were due primarily to a reduction in interest rates on our debt, due to the 2013 Refinancing. Our current credit facilities carry longer maturities and lower interest rates than the indebtedness that they replaced.

Provision for Income Taxes

Year-over-year, for the quarter, we recorded an income tax provision of $0.6 million, compared to $2.0 million in 2013. Year-to-date, we recorded an income tax provision of $1.0 million, compared to $2.1 million in 2013. Our provisions for income taxes relate primarily to the effects of (i) changes in our deferred taxes and (ii) maintaining full valuation allowances against certain deferred tax assets as of June 25, 2014, and June 26, 2013.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been (i) our cash and cash equivalents on hand, (ii) cash from operations, and (iii) borrowings under our credit facilities. In addition, on July 30, 2014, we closed our IPO, bringing in net proceeds after expenses of $112.8 million, the majority of which were used to repay our $100 million Second Lien Term Loan. Our primary uses of liquidity and capital resources have been (i) new restaurants, (ii) existing restaurant capital investments, including remodelings and maintenance, (iii) principal and interest payments on our debt, (iv) lease obligations and (v) working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by credit or debit card at the time of sale. Therefore, we are able to sell much of our inventory before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that our present sources of liquidity and capital resources will be sufficient to finance our continued operations and our expansion plans for at least the next twelve months.

On October 11, 2013, we refinanced our $12.5 million first lien revolving credit facility, $170 million first lien term loan, and $105 million 17% second priority senior secured notes, by entering into the First Lien Credit Agreement and the Second Lien Credit Agreement. The facilities under these agreements carried longer maturities and lower interest rates than the facilities that they replaced.

The 2013 Refinancing lowered our interest expense by an estimated $17.8 million per annum, or 49% of our $36.3 million of interest expense for fiscal 2013. By paying off our Second Lien Term Loan, our IPO will reduce our annualized interest expense by approximately $10.1 million, which would have represented a reduction of approximately 27.8% of our $36.3 million of interest expense for fiscal 2013.

The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 25, 2014	June 26, 2013
Net cash provided by (used in)
Operating activities	$21,591	$10,510
Investing activities	(10,391)	(7,415)
Financing activities	(1,081)	(960)

Net increase in cash	$10,119	$2,135

Operating Activities

Year-to-date, net cash provided by operating activities increased by $11.1 million, year-over-year, due primarily to (i) increased revenue, due to company-operated comparable restaurant sales growth, and (ii) lower interest payments, due to the 2013 Refinancing, which resulted in lower interest rates on our debt and required payment of accrued interest in October 2013 rather than in early 2014.

Investing Activities

Year-to-date, net cash used in investing activities increased by $3.0 million, year-over-year, due primarily to increased capital expenditures related to new restaurants and remodeling of existing restaurants.

Financing Activities

Year-to-date, net cash used in financing activities increased by $0.1 million, year-over-year, due primarily to larger principal payments for our $190 million First Lien Term Loan than for our former $170 million first lien term loan, repaid as part of the 2013 Refinancing.

Debt and Other Obligations

Senior Secured Credit Facilities

On October 11, 2013, EPL entered into (i) the First Lien Credit Agreement, with Intermediate as guarantor, Jefferies Finance LLC as administrative agent and collateral agent, General Electric Capital Corporation as issuing bank and swing line lender, Golub Capital LLC as syndication agent, and with various lenders, and (ii) the Second Lien Credit Agreement, with Intermediate as guarantor, Jefferies Finance LLC as administrative agent and collateral agent, and with various lenders.

The First Lien Credit Agreement provides for our $15 million Revolver, including obligations in respect of revolving loans, swing line loans and letters of credit, and our $190 million First Lien Term Loan. Loans under the First Lien Credit Agreement bear interest, at EPL’s option, at LIBOR or an Alternate Base Rate, plus an applicable margin of 4.25% with respect to LIBOR and 3.25% with respect to the Alternate Base Rate, with a 1.00% floor with respect to LIBOR. The Revolver and the First Lien Term Loan are secured by a first priority lien on substantially all of the assets of EPL and Intermediate. The Revolver and First Lien Term Loan mature on October 11, 2018. At June 25, 2014, under the Revolver, EPL had $7.3 million in letters of credit outstanding and $7.7 million available for borrowing.

The Second Lien Credit Agreement provided for our $100 million Second Lien Term Loan. We repaid the Second Lien Term Loan in the third quarter of 2014 with proceeds from our IPO.

The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to (i) incur additional indebtedness, (ii) issue preferred stock, (iii) create liens on assets, (iv) engage in mergers or consolidations, (v) sell assets, (vi) make investments, loans or advances, (vii) make certain acquisitions, (viii) engage in certain transactions with affiliates, (ix) authorize or pay dividends, and (x) change its lines of business or fiscal year. In addition, the First Lien Credit Agreement requires EPL (i) to maintain, on a consolidated basis, a minimum interest coverage ratio, and (ii) not to exceed a maximum total leverage ratio. As of June 25, 2014, we were in compliance with all financial covenants.

On July 9, 2014, we agreed with our lenders to amend the terms of the First Lien Credit Agreement (i) to remove restrictions on capital expenditures and (ii) to permit special dividend payments of up to $11.0 million per fiscal year, not to exceed $33.0 million in the aggregate, for our income tax receivable agreement. These provisions became operative upon the repayment in full of the Second Lien Term Loan.

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first has a notional amount of $30 million, a rate cap of 3.00%, based on 1-month USD LIBOR, and terminates on December 1, 2015. The second has a notional amount of $120 million, a rate cap of 3.00%, based on 1-month USD LIBOR, and terminates on December 1, 2016.

Contractual Obligations

Our contractual commitments outstanding on June 25, 2014, have not changed materially since our prospectus of July 24, 2014. These relate to (i) future debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, and (iii) other obligations.

Off-Balance Sheet and Other Arrangements

As of June  25, 2014, we were using $7.7 million of Revolver borrowing capacity as collateral to secure outstanding letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and has a USD LIBOR floor of 1.00%. At June 25, 2014, we had outstanding borrowings of $288.3 million and another $7.3 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $3.0 million on an annualized basis.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

To mitigate exposure to fluctuations in interest rates, we entered into two interest rate caps as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements”.

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The State of California (where most of our restaurants are located) has a minimum wage, which was $8.00 per hour from January 1, 2008, to June 30, 2014. Since July 1, 2014, it has been $9.00, and on January 1, 2016, it is scheduled to rise to $10.00. In general, we have been able to substantially offset costs increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity or through other adjustments. We may or may not be able to offset cost increases in the future.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management establishes and maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) to ensure that the information we disclose under the Exchange Act is properly and timely reported. We provide this information to our chief executive and chief financial officers as appropriate to allow for timely decisions.

Our controls and procedures are based on assumptions. Additionally, even effective controls and procedures only provide reasonable assurance of achieving their objectives. Accordingly, we cannot guarantee that our controls and procedures will succeed or be adhered to in all circumstances.

We have evaluated our disclosure controls and procedures, with the participation, and under the supervision, of our management, including our chief executive and chief financial officers. Based on this evaluation, our chief executive and chief financial officers have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) occurred during the period covered by this report that has affected or is reasonably likely to affect materially our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Around February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies included compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. We were served with the complaint on March 3, 2014. While we intend to vigorously defend against this action, including its class certification, its ultimate outcome is presently not determinable, as it is in a preliminary phase. Thus, we cannot determine the likelihood of an adverse judgment nor a likely range of damages, if any. A settlement or adverse judgment could have a material adverse impact.

We are involved in various claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims or an increase in amounts payable under successful claims could materially adversely affect our business, financial condition, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our prospectus of July 24, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering of Common Stock

On July 24, 2014, we priced the initial public offering of our common stock, par value $0.01 per share, pursuant to a registration statement, file number 333-197001, that was declared effective by the SEC on July 24, 2014. The offering closed on July 30, 2014. Jefferies LLC and Morgan Stanley & Co. LLC were the managing underwriters.

We registered and sold 8,214,286 shares, including 7,142,857 pursuant to a firm commitment and 1,071,429 pursuant to the underwriters’ option to purchase additional shares. All shares were newly issued, and we received all net sales proceeds. With a price per share to the public of $15.00, gross proceeds were $123.2 million. Proceeds, net of underwriting discounts and commissions of $8.6 million, were $114.6 million. Based on estimated fees and expenses relating to the sale and distribution of the offered shares of $1.8 million, as set forth in our registration statement, net proceeds were an estimated $112.8 million. We used an estimated $101.5 million of these proceeds to repay in whole our $100 million Second Lien Term Loan, including an estimated $1.5 million in prepayment penalties and fees. We are using the balance of the proceeds for general corporate purposes and to support our expansion plans, including as capital for development of new restaurants, capital for remodeling of existing restaurants, and working capital.

Other than underwriting discounts and commissions, our expenses were predominantly incurred prior to the effectiveness of the registration statement. Otherwise, we have not incurred material issuance and distribution expenses since the effective date of the registration statement.

We did not pay any of the proceeds of the offering, or the expenses thereto, directly or indirectly, to our directors or officers, to any person owning 10% or more of any class of our equity securities, to any associate of any of the foregoing, or to any of our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

XBRL interactive data file documents will be furnished by amendment within 30 days of the filing date of this report, as permitted by Rule 405(a)(2)(ii) of Regulation S-T (17 C.F.R. § 232.405).

Exhibit Index

Number	Description

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K (17 C.F.R. § 229.601(b)(32)(ii)), this certification is deemed furnished, not filed, for purposes of section 18 of the Exchange Act, nor is it otherwise subject to liability under that section. It will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

El Pollo Loco Holdings, Inc.
(Registrant)

September 4, 2014	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

September 4, 2014	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer