Form 10-Q/A
period 2014-06-25
El Pollo Loco Holdings, Inc.
filed 2014-09-29
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 25, 2014, is to furnish Exhibit 101, which provides certain items from the report in eXtensible Business Reporting Language (“XBRL”), within 30 days of the original filing date of the report, as permitted by Rule 405(a)(2)(ii) of Regulation S-T (17 C.F.R. § 232.405). We have made no other changes to the report, and this amendment does not reflect any events subsequent to the original filing, nor modify or update the report’s disclosures in any way.

Item 6.	Exhibits.

Exhibit Index

Number	Description

3.1*	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.

3.2*	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.

31.1*	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2*	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with this report as originally filed.
**	Furnished with this report as originally filed. Pursuant to Item 601(b)(32)(ii) of Regulation S-K (17 C.F.R. § 229.601(b)(32)(ii)), this certification is deemed furnished, not filed, for purposes of section 18 of the Exchange Act, nor is it otherwise subject to liability under that section. It will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if the registrant specifically incorporates it by reference.
***	Pursuant to Rule 406T of Regulation S-T (17 C.F.R. § 232.406T), this interactive data file is deemed furnished, not filed. It is deemed not to be part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

El Pollo Loco Holdings, Inc.
(Registrant)

September 26, 2014	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

September 26, 2014	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer

4