Form 10-Q
period 2014-09-24
El Pollo Loco Holdings, Inc.
filed 2014-11-07
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2014

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of November 7, 2014, there were 36,948,886 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 24, 2014	December 25, 2013
Assets
Current assets:
Cash and cash equivalents	$41,825	$17,015
Restricted cash	125	131
Accounts and other receivables, net	5,720	5,906
Inventories	1,626	1,655
Prepaid expenses and other current assets	3,258	2,123
Deferred tax assets	577	442

Total current assets	53,131	27,272
Property and equipment owned, net	79,806	68,641
Property held under capital leases, net	142	180
Goodwill	248,674	249,324
Domestic trademarks	61,888	61,888
Other intangible assets, net	815	934
Deferred tax assets	28,014	—
Other assets	4,555	8,703

Total assets	$477,025	$416,942

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of senior secured term loan	$1,900	$1,900
Current portion of obligations under capital leases	222	267
Accounts payable	14,716	12,316
Accrued salaries and vacation	7,419	8,594
Accrued insurance	3,946	3,597
Accrued income taxes payable	—	27
Accrued interest	2,236	4,182
Accrued advertising	868	265
Other accrued expenses and current liabilities	13,811	7,825

Total current liabilities	45,118	38,973
Noncurrent liabilities:
First lien term loan, net of current portion	185,907	187,190
Second lien term loan	—	99,038
Obligations under capital leases, net of current portion	691	847
Deferred tax liabilities	—	32,387
Other intangible liabilities, net	1,640	1,927
Other noncurrent liabilities	44,337	8,044

Total liabilities	277,693	368,406

Commitments, contingencies and subsequent events
Stockholder’s Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none outstanding
Common stock, $0.01 par value—200,000,000 shares authorized; 36,929,835 and 28,712,622 shares issued and outstanding	369	287
Additional paid-in-capital	352,977	240,151
Accumulated deficit	(154,014)	(191,902)

Total stockholder’s equity	199,332	48,536

Total liabilities and stockholder’s equity	$477,025	$416,942

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
Revenue
Company-operated restaurant revenue	$80,861	$74,470	$238,432	$223,059
Franchise revenue	5,696	5,297	16,456	15,430

Total revenue	86,557	79,767	254,888	238,489

Cost of operations
Food and paper cost	25,881	23,705	75,834	70,608
Labor and related expenses	20,137	18,972	59,552	57,260
Occupancy and other operating expenses	18,102	16,393	51,091	47,791

Company restaurant expenses	64,120	59,070	186,477	175,659
General and administrative expenses	7,509	6,263	20,974	18,754
Franchise expenses	901	980	2,827	2,930
Depreciation and amortization	2,924	2,625	8,271	7,570
Loss on disposal of assets	118	153	609	734
Asset impairment and close-store reserves	22	25	415	126

Total expenses	75,594	69,116	219,573	205,773

Gain on sale of restaurants	2,658	—	2,658	—

Income from operations	13,621	10,651	37,973	32,716
Interest expense, net	3,960	9,863	15,286	29,443
Early extinguishment of debt	5,082	—	5,082	—
Income tax receivable agreement expense	40,119	—	40,119	—

(Loss) income before provision for income taxes	(35,540)	788	(22,514)	3,273
(Benefit) provision for income taxes	(61,389)	(130)	(60,402)	2,005

Net income	$25,849	$918	$37,888	$1,268

Net income per share
Basic	$0.76	$0.03	$1.24	$0.04
Diluted	$0.70	$0.03	$1.13	$0.04
Weighted-average shares used in computing net income per share
Basic	34,221,829	28,712,622	30,549,979	28,712,622
Diluted	37,171,670	29,564,795	33,499,820	29,564,795

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands) Pending Review

	Thirty-Nine Weeks Ended
	September 24, 2014	September 25, 2013
Cash flows from operating activities:
Net income	$37,888	$1,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,271	7,570
Stock-based compensation expense	635	191
Interest accretion	250	4,854
Income tax receivable agreement expense	40,119	—
Gain on sale of restaurants	(2,658)	—
Loss on disposal of assets	568	686
Early extinguishment of debt	5,082	—
Impairment of property and equipment	62	45
Close-store reserve	353	81
Amortization of deferred financing costs	1,173	1,538
Amortization of favorable and unfavorable leases, net	(168)	(159)
Deferred income taxes, net	(60,536)	1,979
Changes in operating assets and liabilities:
Accounts and other receivables, net	186	(1,979)
Inventories	29	50
Prepaid expenses and other current assets	(1,215)	(1,219)
Income taxes payable	(27)	(3)
Other assets	491	91
Accounts payable	(457)	2,150
Accrued salaries and vacation	(1,202)	(1,459)
Accrued insurance	349	343
Other accrued expenses and liabilities	649	(3,499)

Net cash flows provided by operating activities	29,842	12,528

Cash flows from investing activities:
Proceeds from sale of restaurants	5,435	15
Purchase of property and equipment	(19,414)	(10,169)

Net cash flows used in investing activities	(13,979)	(10,154)

Cash flows from financing activities:
Payments on senior secured loan	(101,425)	(1,275)
Proceeds from issuance of common stock, net of expenses	112,300	—
Payment of call premium on notes	(1,512)	—
Payment of obligations under capital leases	(201)	(168)
Amendment fee	(215)	—

Net cash flows provided by (used in) financing activities	8,947	(1,443)

Increase in cash and cash equivalents	24,810	931
Cash and cash equivalents, beginning of period	17,015	21,487

Cash and cash equivalents, end of period	$41,825	$22,418

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 24, 2014	September 25, 2013
Supplemental cash flow information
Cash paid during the period for interest	$15,705	$26,380

Cash paid during the period for income taxes, net	$161	$29

Unpaid purchases of property and equipment	$2,857	$562
Cashless stock option exercise	(27)	—

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” Our activities are conducted principally through our indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one business segment. At September 24, 2014, we operated 166 and franchised 239 El Pollo Loco restaurants.

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

On July 14, 2014, we amended our certificate of incorporation to increase our authorized share count to 200,000,000 shares of common stock, par value $0.01 per share, and split our stock 8.56381:1. On July 24, 2014, we amended and restated our certificate of incorporation to, among other things, increase our authorized share count to 300,000,000 shares of stock, including 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, each par value $0.01 per share. On July 30, 2014, we completed our initial public offering of 8,214,286 shares of common stock at a price to the public of $15.00 per share (the “IPO”), including 1,071,429 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts, commissions, and fees and expenses of IPO offering and distribution, as set forth in our registration statement for the IPO on

Form S-1, we received net IPO proceeds of approximately $112.3 million. We used these proceeds primarily to repay in whole a $100 million second lien term loan (the “Second Lien Term Loan”). All share and per-share data herein have been adjusted to reflect the 8.56381 for 1 common stock split effected on July 14, 2014 as though it had occurred prior to the earliest data presented.

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassifications

Certain comparative prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously-reported net income.

Liquidity

Our principal liquidity requirements are to service our debt and to meet capital expenditure needs. At September 24, 2014, our total debt was $188.7 million. Our ability to make payments on our indebtedness and to fund planned capital expenditures depends on available cash and on our ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. Based on current operations, we believe that our cash flow from operations, available cash of $41.8 million at September 24, 2014, and available borrowings under our $15 million senior secured revolving credit facility (the “Revolver”) (which availability was approximately $7.7 million at September 24, 2014) will be adequate to meet our liquidity needs for the next 12 months.

Concentration of Risk

We have two suppliers for which amounts due at September 24, 2014, and December 25, 2013, totaled 43% and 45% and 11% and 11%, respectively, of our accounts payable. Purchases from the same suppliers accounted for the majority of our purchases for the periods ended September 24, 2014, and September 25, 2013. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 79% and 80% of revenue for the thirteen weeks ended September 24, 2014, and September 25, 2013 respectively, and approximately 80% for the thirty-nine weeks ended September 24, 2014, and September 25, 2013.

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

We perform annual impairment tests for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise.

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

We perform annual impairment tests for indefinite lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. An impairment test consists of either a qualitative assessment or a comparison of the fair value of an intangible asset with its carrying amount. The excess of the carrying amount of an intangible asset over its fair value is its impairment loss.

We did not identify any indicators of potential impairment during the thirty-nine weeks ended September 24, 2014, and therefore did not perform any impairment review.

Gain on Sale of Restaurants

On September 24, 2014, we completed an agreement to sell six company-operated restaurants in the greater San Antonio area to AA Pollo, Inc., resulting in cash proceeds of $5.4 million. Goodwill was decremented by $650,000, based on a calculation of the fair value of the restaurants sold as a percentage of the relative fair value of the remainder of the reporting units retained. We recognized a net gain of $2.7 million on this transaction, which is recorded as a gain on sale of restaurants in the accompanying statement of operations. These six restaurants will now be franchised. In addition, in connection with the sale, AA Pollo, Inc., entered into an exclusive development agreement with us to develop and open eight restaurants in the greater San Antonio area. We have also agreed to an additional exclusive franchise development agreement with AA Pollo, Inc., for the development of twelve restaurants in the Houston area.

Income Taxes

Provision for income taxes, income taxes payable, and deferred income taxes are determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, we assess the probability that our net deferred tax assets, if any, will be recovered. If, after evaluating all of the positive and negative evidence, we conclude that it is more likely than not that some or all of our net deferred tax assets will not be recovered, we provide for a valuation allowance by charging to tax expense to reserve the portion of deferred tax assets that we do not expect to be realized. At December 25, 2013, we maintained a full valuation allowance against our deferred tax assets. After evaluating all of the positive and negative evidence, including our continued profitability and the reduction in interest expense resulting from the 2013 Refinancing (as defined below), our completed initial public offering and the resultant payoff of the Second Lien Term Loan, we concluded that it is more likely than not that our net deferred tax assets will be recovered. As a result, during the quarter ending September 24, 2014, we released our valuation allowance of approximately $65 million. In addition, during the quarter, we applied for various tax credits that resulted in $5.4 million of additional deferred tax assets and tax benefits.

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

We recognize interest and penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties at September 24, 2014, or at December 25, 2013, and did not recognize interest or penalties during the thirteen and thirty-nine weeks ended September 24, 2014, and September 25, 2013, respectively, since we had no material unrecognized tax benefits. We do not anticipate material changes in our amount of unrecognized tax benefits within the next twelve months.

On July 30, 2014, we entered into an Income Tax Receivable Agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, we have amended our first lien credit agreement (the “First Lien Credit Agreement”) to permit dividend payments to us by our subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate, while the First Lien Credit Agreement is outstanding. During the quarter, we incurred a charge of approximately $40 million relating to the present value of our total expected TRA payments.

Franchise Development Option Agreement

On July 11, 2014, EPL and Trimaran Pollo Partners, L.L.C. (“LLC”) entered into a Franchise Development Option Agreement relating to development of our restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted LLC the exclusive option to develop and open fifteen restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional one hundred restaurants in the Territory over ten years. The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years after that exercise. LLC may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. We have no current intention to begin development in the Territory.

2. PROPERTY AND EQUIPMENT

Below are costs and related accumulated depreciation and amortization of major classes of property, in thousands.

	September 24, 2014	December 25, 2013
Land	$12,323	$13,186
Buildings and improvements	86,985	78,181
Other property and equipment	48,813	46,079
Construction in progress	5,449	815

	153,570	138,261
Less: accumulated depreciation and amortization	(73,764)	(69,620)

	$79,806	$68,641

Depreciation expense was $2.9 million and $2.6 million and $8.3 million and $7.6 million for the thirteen and thirty-nine weeks ended September 24, 2014, and September 25, 2013, respectively. The gross value of assets under capital leases was $1.8 million at September 24, 2014, and $1.9 million at December 25, 2013, and corresponding accumulated depreciation was $1.7 million for both periods. For the thirteen weeks ended September 24, 2014, capital expenditures totaled $8.6 million, including $2.2 million for restaurant remodeling, $5.0 million for new restaurant expenditures, and $1.4 million for other corporate capital requirements. For the thirty-nine weeks ended September 24, 2014, capital expenditures totaled $19.0 million, including $7.6 million for restaurant remodeling, $8.1 million for new restaurant expenditures, and $3.3 million for other corporate capital requirements.

3. STOCK-BASED COMPENSATION

At September 24, 2014, options to purchase 3,554,926 shares of common stock were outstanding, including 2,161,184 vested and 1,393,742 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, upon a change in control, the board may accelerate vesting. At September 24, 2014, 2,062,442 premium options remained outstanding. For the thirty-nine weeks ended September 24, 2014, there was one exercise of stock options for 739 shares. In connection with the completion of our IPO, we granted options to purchase 223,183 shares of our common stock with an exercise price of $15.00, the IPO price and fair market value as of the date of grant, to selected employees who are not our executive officers. We expect to incur approximately $1.3 million of stock-based compensation expense in connection with these grants, which we will expense over four years.

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

At September 24, 2014, we had total unrecognized compensation expense of $2.3 million, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 1.2 years.

4. CREDIT AGREEMENTS

On October 11, 2013, we refinanced our debt (the “2013 Refinancing”), entering into (i) the First Lien Credit Agreement, including a $190 million senior secured term loan (the “First Lien Term Loan”) and the Revolver, each maturing in October 2018, and (ii) a new second lien credit agreement (the “Second Lien Credit Agreement”), including the Second Lien Term Loan. The proceeds received from the term loans were used to pay off our prior credit agreements, including our senior secured first lien credit facility due July 2017 and our 17% second priority senior secured notes due January 2018.

Loans under the First Lien Credit Agreement bear interest, at EPL’s option, at LIBOR or an Alternate Base Rate, plus an applicable margin of 4.25% with respect to LIBOR and 3.25% with respect to the Alternate Base Rate, with a 1.00% floor with respect to LIBOR. The First Lien Term Loan was issued at a discount of $950,000, and this discount is being accreted over the term of the loan, using the effective interest method. The unamortized discount at September 24, 2014, is $768,000. The First Lien Term Loan requires quarterly principal payments of 0.25%, commencing on March 26, 2014. The First Lien Term Loan and the Revolver are secured by a first priority lien on substantially all of the assets of EPL and of EPL Intermediate, Inc. (“Intermediate”), EPL’s direct parent.

The Revolver provides a $15 million revolving line of credit. At September 24, 2014, $7.3 million in letters of credit were outstanding, and $7.7 million was available to borrow.

Loans under the Second Lien Credit Agreement bore interest, at EPL’s option, at LIBOR or an Alternate Base Rate, plus an applicable margin of 8.50% with respect to LIBOR and 7.50% with respect to the Alternate Base Rate, with a 1.00% floor with respect to LIBOR. The Second Lien Term Loan was issued at a discount of $1.0 million, and this discount was accreted over the term of the loan, using the effective interest method. Following our IPO, we fully repaid the Second Lien Term Loan. In conjunction with the repayment of the Second Lien Term Loan, we incurred an extinguishment of debt charge of $5.1 million, consisting of

$1.5 million in call premium, $2.7 million related to the write-off of remaining unamortized deferred finance costs, and $0.9 million relating to the write-off of the unamortized discount.

The First Lien Credit Agreement contains a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum total leverage ratio covenant, a minimum interest coverage ratio covenant, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations and dissolutions, restricted payments, and negative pledges. The First Lien Credit Agreement also contains certain customary affirmative covenants and events of default. At September 24, 2014, we were in compliance with all covenants.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following, in thousands.

	September 24, 2014	December 25, 2013
Accrued sales and property taxes	$4,178	$3,190
TRA payable	4,170	—
Other	5,463	4,635

Total other accrued expenses and current liabilities	$13,811	$7,825

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following, in thousands.

	September 24, 2014	December 25, 2013
Deferred rent	$6,750	$6,648
TRA payable	35,949	—
Other	1,638	1,396

Total noncurrent liabilities	$44,337	$8,044

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

Purchasing Commitments

We have long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to us and our franchisees from beverage vendors based upon dollar volumes of purchases system-wide, which vary with demand for and the price of syrup. Our contracts extend so far as 2017, and our estimated obligations under them total $19.9 million.

We have two supplier contracts for chicken that terminate in December 2014 and January 2015. We entered into these agreements in December 2013 at costs comparable to those of the contracts that preceded them. At September 24, 2014, our estimated obligations under them totaled $7.6 million.

Contingent Lease Obligations

We are contingently liable for two leases that we assigned to franchisees. The latest lease expires in 2015. At September 24, 2014, our maximum exposure was $52,000, or $45,000, if discounted at our estimated pre-tax cost of debt. In the event of a franchisee default, we could cross-default the franchisee under its franchise agreement. We believe that cross-default provisions reduce our risk of payments, and we have not recorded any liability in our condensed consolidated financial statements related to these liabilities.

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

8. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 24, 2014, and September 25, 2013. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are our basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
Numerator:
Net income	$25,849	$918	$37,888	$1,268

Denominator:
Weighted-average shares outstanding—basic	34,221,829	28,712,622	30,549,979	28,712,622
Weighted-average shares outstanding—diluted	37,171,670	29,564,795	33,499,820	29,564,795

Net income per share—basic	$0.76	$0.03	$1.24	$0.04
Net income per share—diluted	$0.70	$0.03	$1.13	$0.04

Anti-dilutive securities not considered in diluted EPS calculation	—	218,356	—	218,356

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
Weighted-average shares outstanding—basic	34,221,829	28,712,622	30,549,979	28,712,622
Dilutive effect of stock options	2,949,841	852,173	2,949,841	852,173

Weighted-average shares outstanding—diluted	37,171,670	29,564,795	33,499,820	29,564,795

9. RELATED PARTY TRANSACTIONS

Trimaran Capital L.L.C., and Freeman Spogli & Co., (together our “Sponsors”), indirectly beneficially own shares sufficient for majority control over all matters requiring stockholder votes, including elections of directors, mergers, consolidations, acquisitions, sales of all or substantially all of our assets, other decisions affecting our capital structure, amendments to our certificate of incorporation or by-laws, and our winding up and dissolution. Furthermore, so long as our Sponsors investment vehicle, owns a majority of our common stock, they can appoint the members of our board of directors.

On November 18, 2005, we entered into a Monitoring and Management Services Agreement with Trimaran Fund Management, LLC, providing for annual fees of $500,000 and reasonable expenses. During the thirteen and thirty-nine weeks ended September 24, 2014, and September 25, 2013, $51,000 and $142,000 and $343,000 and $465,000, respectively, were paid under the agreement, and accounted for as general and administrative expenses. In connection with the IPO, we have terminated the agreement.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken in front of our customers. We operate within the fastest-growing segment of the restaurant industry, the limited-service restaurant segment. We believe that we offer the food quality of a fast-casual restaurant, while providing the speed, convenience, and value of a quick-service restaurant (“QSR”), a combination that we call “QSR+” and that provides a value-oriented fast-casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our engaging team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees and sides, and, throughout the year, on a limited-time basis, alternative proteins such as shrimp, carnitas, and beef. Our entrees include such favorites as our Poblano Burrito, Under 500 Calorie Mango Grilled Tostada, Ultimate Pollo Bowl, Grand Baja Shrimp Tacos, and Chicken, Bacon, and Guacamole Stuffed Quesadilla. Our salsas and dressings are freshly prepared daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experiences. Our distinctive menu, with its healthier alternatives, appeals to consumers across socio-economic backgrounds, and drives our balanced day-part mix.

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

We intend for new restaurant development to be a key growth driver. As of September 24, 2014, we had 405 locations in five states. In 2013, we opened two new company-operated and five new franchised restaurants. In 2014, we intend to open nine to eleven new company-operated and four new franchised restaurants in California, Nevada, and Texas. Year to date, we have opened five new company-operated restaurants. In addition, we sold six company-operated restaurants in the greater San Antonio area to a new franchisee. From time to time, we and our franchisees close restaurants. In 2014, we anticipate closing one to two company-operated restaurants. Our long-term plan is to increase the number of El Pollo Loco restaurants by 8% to 10% annually. Success is not guaranteed.

To increase comparable restaurant sales, we are targeting customer frequency, attraction of new customers, and per-person spend.

We believe that our corporate infrastructure can support a larger restaurant base than we have at present, and that as we expand we will be able to benefit from economies of scale.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the quarter and year-to-date periods ended September 24, 2014, comparable restaurant sales increased 7.9% and 6.8%, respectively. For company-operated restaurants, comparable restaurant sales increased 6.4% and 5.6%, respectively. For franchised restaurants, comparable restaurant sales increased 9.1% and 7.7%, respectively. For company-operated restaurants, the quarter’s 6.4% increase was due to a 3.1% increase in average check size, and a 3.3% increase in traffic.

Restaurant Development

Our restaurant counts at the end of each of the last three fiscal years and the thirty-nine weeks ended September 24, 2014, are as follows.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 24, 2014	2013	2012	2011
Company-operated restaurant activity:
Beginning of period	168	169	165	171
Openings	5	2	4	—
Restaurant sale to franchisee	(6)	—	—	—
Closures	(1)	(3)	—	(6)

Restaurants at end of period	166	168	169	165
Franchised restaurant activity:
Beginning of period	233	229	229	241
Openings	—	5	3	—
Restaurant sale to franchisee	6	—	—	—
Closures	—	(1)	(3)	(12)

Restaurants at end of period	239	233	229	229
System-wide restaurant activity:
Beginning of period	401	398	394	412
Openings	5	7	7	—
Closures	(1)	(4)	(3)	(18)

Restaurants at end of period	405	401	398	394

Restaurant Remodeling

From 2011 to September 24, 2014, under our Hacienda program, we have remodeled 86 company-operated and 111 franchised restaurants, or 197 system-wide. We expect to have remodeled over 50% of our system by the end of 2014. Remodeling uses cash and affects financial statement line items including depreciation and net property. Our average expenditure per restaurant is $270,000. We believe that remodeling will lead to higher revenue and a stronger brand.

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

Initial Public Offering

On July 30, 2014, we closed our IPO, the majority of the proceeds of which were used to repay our $100 million Second Lien Term Loan. Thus, our IPO lowered our interest expense by an estimated $10.1 million per annum, or 27.8% of our $36.3 million of interest expense for fiscal 2013.

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

JOBS Act

We presently qualify as an “emerging growth company” (“EGC”) under section 2(a) of the Securities Act, pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An EGC has reduced public company reporting, accounting, and corporate governance requirements. We may take advantage of some of these benefits. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

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

Loss on Early Extinguishment of Debt

In connection with the 2013 Refinancing and our IPO, we prepaid existing debt, incurring charges for prepayment penalties and fees, call premium, accelerated accretion, and write-off of deferred financing costs and fees, and of unamortized discount.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes reflects federal and state taxes.

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

Comparable Restaurant Sales and Comparable Restaurant Sales Growth

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. At September 24, 2014 and September 25, 2013, there were 394 and 387 such restaurants, 165 and 160 company-operated and 229 and 227 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, provision (benefit) for income taxes, depreciation, and amortization. Adjusted EBITDA, as we define it, represents net income before interest expense, provision (benefit) for income taxes, depreciation, amortization, and items that we do not consider representative of our ongoing operating performance, as identified in the reconciliation table below.

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

The following table reconciles the non-GAAP adjustments of EBITDA and adjusted EBITDA to net income.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 24, 2014	September 25, 2013	September 24, 2014	September 25, 2013
Net income	$25,849	$918	$37,888	$1,268
Provision (benefit) for income taxes	(61,389)	(130)	(60,402)	2,005
Interest expense, net	3,960	9,863	15,286	29,443
Depreciation and amortization	2,924	2,625	8,271	7,570

EBITDA	$(28,656)	$13,276	$1,043	$40,286
Stock-based compensation expense(1)	297	75	635	191
Management fees(2)	51	142	343	465
Loss on disposal of assets(3)	118	153	609	734
Impairment and closures(4)	22	25	415	126
Pre-opening costs(5)	462	54	673	198
Gain on sale of restaurants	(2,658)	—	(2,658)	—
Income tax receivable agreement expense	40,119	—	40,119	—
Tax credit expense(6)	316	—	316	—
Early extinguishment of debt	5,082	—	5,082	—

Adjusted EBITDA	$15,153	$13,725	$46,577	$42,000

(1)	Includes non-cash, stock-based compensation.
(2)	Includes management fees and other out-of-pocket costs paid to affiliates of Trimaran Capital L.L.C. and Freeman Spogli & Co.
(3)	Loss on disposal of assets includes losses from retirement, replacement, or write-off of equipment and leasehold improvements.
(4)	Includes costs related to impairment of long-lived assets and closing restaurants.
(5)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the taking of possession, and the opening, of a restaurant.
(6)	Consists of the cost to obtain the tax credits recorded in the quarter. $5.4 million of tax benefits were recorded to tax provision in the quarter.

Comparison of Results of Operations for the Thirteen and Thirty-Nine Weeks Ended September 24, 2014, and September 25, 2013

Our operating results for the thirteen weeks ended September 24, 2014, and September 25, 2013, in absolute terms, and expressed as percentages of revenue, are compared below.

	Thirteen Weeks Ended
	September 24, 2014		September 25, 2013		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$80,861	93.4	$74,470	93.4	$6,391	8.6
Franchise revenue	5,696	6.6	5,297	6.6	399	7.5

Total revenue	86,557	100.0	79,767	100.0	6,790	8.5
Food and paper costs(1)	25,881	32.0	23,705	31.8	2,176	9.2
Labor and related expenses(1)	20,137	24.9	18,972	25.5	1,165	6.1
Occupancy and other operating expenses(1)	18,102	22.4	16,393	22.0	1,709	10.4

Company restaurant expenses(1)	64,120	79.3	59,070	79.3	5,050	8.5
General and administrative expenses	7,509	8.7	6,263	7.9	1,246	19.9
Franchise expenses	901	1.0	980	1.2	(79)	(8.1)
Depreciation and amortization	2,924	3.4	2,625	3.3	299	11.4
Loss on disposal of assets	118	0.1	153	0.2	(35)	(22.9)
Asset impairment and close-store reserves	22	0.0	25	0.0	(3)	(12.0)

Total expenses	75,594	87.3	69,116	86.6	6,478	9.4

Gain on sale of restaurants	2,658	3.1	—	—	2,658	—

Income from operations	13,621	15.7	10,651	13.4	2,970	27.9
Interest expense, net	3,960	4.6	9,863	12.4	(5,903)	(59.8)
Early extinguishment of debt	5,082	5.9	—	—	5,082	—
Income tax receivable agreement expense	40,119	46.3	—	—	40,119	—

(Loss) income before provision for income taxes	(35,540)	(41.1)	788	1.0	(36,328)	(4,610.2)
Benefit for income taxes	(61,389)	(70.9)	(130)	(0.2)	(61,259)	—

Net income	$25,849	29.9	$918	1.2	$24,931	2,715.8

(1)	Percentages for line items relating to the cost of operations are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 24, 2014, and September 25, 2013, in absolute terms, and expressed as percentages of revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 24, 2014		September 25, 2013		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$238,432	93.5	$223,059	93.5	$15,373	6.9
Franchise revenue	16,456	6.5	15,430	6.5	1,026	6.6

Total revenue	254,888	100.0	238,489	100.0	16,399	6.9
Food and paper costs(1)	75,834	31.8	70,608	31.7	5,226	7.4
Labor and related expenses(1)	59,552	25.0	57,260	25.7	2,292	4.0
Occupancy and other operating expenses(1)	51,091	21.4	47,791	21.4	3,300	6.9

Company restaurant expenses(1)	186,477	78.2	175,659	78.7	10,818	6.2
General and administrative expenses	20,974	8.2	18,754	7.9	2,220	11.8
Franchise expenses	2,827	1.1	2,930	1.2	(103)	(3.5)
Depreciation and amortization	8,271	3.2	7,570	3.2	701	9.3
Loss on disposal of assets	609	0.2	734	0.3	(125)	(17.0)
Asset impairment and close-store reserves	415	0.2	126	0.1	289	229.4

Total expenses	219,573	86.1	205,773	86.3	13,800	6.7

Gain on sale of restaurants	2,658	1.0	—	—	2,658	—

Income from operations	37,973	14.9	32,716	13.7	5,257	16.1
Interest expense, net	15,286	6.0	29,443	12.3	(14,157)	(48.1)
Early extinguishment of debt	5,082	2.0	—	—	5,082	—
Income tax receivable agreement expense	40,119	15.7	—	—	40,119	—

(Loss) income before provision for income taxes	(22,514)	(8.8)	3,273	1.4	(25,787)	(787.9)
(Benefit) provision for income taxes	(60,402)	(23.7)	2,005	0.8	(62,407)	(3,112.6)

Net income	$37,888	14.9	$1,268	0.5	$36,620	2,888.0

(1)	Percentages for line items relating to the cost of operations are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $6.4 million, or 8.6%, due primarily to an increase in company-operated comparable restaurant sales of $3.4 million, or 6.4%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 3.1% and an increase in traffic of 3.3% year-over-year. Company-operated restaurant revenue was also favorably impacted by $1.9 million of additional sales from new restaurants, partially offset by $0.2 million of lost sales from closed restaurants.

Year-to-date, company-operated restaurant revenue increased $15.4 million, or 6.9%, due primarily to an increase in company-operated comparable restaurant sales of $9.6 million, or 5.6%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 3.2% and an increase in traffic of 2.4% year-over-year. Company-operated restaurant revenue was also favorably impacted by $4.2 million of additional sales from new restaurants, partially offset by $1.1 million of lost sales from closed restaurants.

Franchise Revenue

For the quarter, franchise revenue increased $0.4 million, or 7.5%. Year-to-date, franchise revenue increased $1.0 million, or 6.6%. These increases were due primarily to increases in franchised comparable restaurant sales of 9.1% and 7.7%, respectively.

Food and Paper Costs

For the quarter, food and paper costs increased $2.2 million, or 9.2%, due to a $1.9 million increase in food costs and a $0.3 million increase in paper costs. Year-to-date, food and paper costs increased $5.2 million, or 7.4%, due to a $4.6 million increase in food costs and a $0.6 million increase in paper costs. These increases were due primarily to higher revenue and to higher commodity costs.

For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 32.0%, compared to 31.8% in the prior year. Year-to-date, they were 31.8%, compared to 31.7% in the prior year. These increases were due primarily to higher commodity costs, but were partially offset by increases in average check size, due to menu price increases in the fourth quarter of 2013 and the third quarter of 2014.

Labor and Related Expenses

Payroll and benefit expenses increased $1.2 million, or 6.1%, for the quarter, and $2.3 million, or 4.0%, for the year-to-date period, compared to the prior year. These increases were due primarily to increased labor costs resulting from higher sales, partially offset by lower medical insurance costs, due to lower claims activity.

For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 24.9%, compared to 25.5% in the prior year. Year-to-date, they were 25.0%, compared to 25.7% in the prior year. These decreases were due primarily to increased revenue, relatively fixed labor expenses, and lower medical insurance costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $1.7 million, or 10.4%, for the quarter, and $3.3 million, or 6.9%, for the year-to-date period, compared to the prior year. These increases for the quarter and for the year-to-date period were due primarily to, respectively, (i) $0.3 million and $1.0 million increases in utility costs, due primarily to higher gas and electric costs, (ii) $0.6 million and $1.2 million increases in advertising costs, due primarily to higher sales and to additional advertising contributions in the Los Angeles market in the second and part of the third quarters of 2014, and (iii) $0.6 million and $0.9 million increases in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in 2013 and 2014, and to higher general liability costs, as a result of increased claims activity.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 22.4%, compared to 22.0% in the prior year. For the year-to-date period, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.4% for both the current and the prior year.

General and Administrative Expenses

General and administrative expenses increased $1.2 million, or 19.9%, for the quarter, and $2.2 million, or 11.8% for the year-to-date period, compared to the prior year. The increases for the quarter and for the year-to-date period were due primarily to, respectively, (i) $0.3 million and $0.7 million increases in payroll expense, due primarily to an increase in corporate employees, partially offset by lower medical costs, due primarily to lower medical claims activity, (ii) $0.6 million and $0.8 million increases in professional fees, due primarily to costs associated with our IPO and with securing federal and state tax credits, (iii) $0.4 million and $0.5 million increases in restaurant opening costs, due primarily to increased company-operated restaurant openings in 2014 as compared to 2013, and (iv) $0.2 million and $0.4 million increases in stock option expense, due primarily to the issuance of new stock options in 2013 and 2014 and to the reversal of stock option expense in 2013 due to the departure of one manager. Both quarterly and year-to-date increases in general and administrative expenses were partially offset by decreases in legal costs, primarily due to lower legal claims activity.

For the quarter, general and administrative expenses as a percentage of total revenue were 8.7%, compared to 7.9% in the prior year. Year-to-date, they were 8.2%, compared to 7.9% in the prior year. These increases were due primarily to the higher costs noted above, partially offset by increased revenue.

Gain on Disposition of Restaurant

On September 24, 2014, we completed an agreement to sell six company-operated restaurants in the greater San Antonio area to AA Pollo, Inc., resulting in cash proceeds of $5.4 million. Goodwill was decremented by $650,000, based on a calculation of the fair value of the restaurants sold as a percentage of the relative fair value of the remainder of the reporting units retained. We recognized a net gain of $2.7 million on this transaction, which is recorded as a gain on sale of restaurants in the accompanying statement of operations. These six restaurants will now be franchised. In addition, in connection with the sale, AA Pollo, Inc., entered into an exclusive development agreement with us to develop and open eight restaurants in the greater San Antonio area. We have also agreed to an additional exclusive franchise development agreement with AA Pollo, Inc., for the development of twelve restaurants in the Houston area.

Interest Expense, Net

Interest expense, net, decreased $5.9 million for the quarter and $14.2 million for the year-to-date period, compared to the prior year. These decreases were due primarily to the 2013 Refinancing, which reduced the interest rates on our debt, and to the payoff of the Second Lien Term Loan with IPO proceeds.

Early Extinguishment of Debt

The proceeds from our IPO in July 2014 were primarily used to repay the Second Lien Term Loan. In conjunction with the repayment of the Second Lien Term Loan, we incurred an extinguishment of debt charge of $5.1 million, consisting of $1.5 million in call premium, $2.7 million related to the write-off of remaining unamortized deferred finance costs, and $0.9 million relating to the write-off of the unamortized discount.

Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, we have amended the First Lien Credit Agreement to permit dividend payments to us by our subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate, while the First Lien Credit Agreement is outstanding. During the quarter, we incurred a charge of approximately $40 million relating to the present value of our total expected TRA payments.

Provision (Benefit) for Income Taxes

For the quarter, we recorded an income tax benefit of $61.4 million, compared to an income tax benefit of $0.1 million in 2013. Year-to-date, we recorded an income tax benefit of $60.4 million, compared to an income tax provision of $2.0 million in 2013. After evaluating all of the positive and negative evidence, including our continued profitability and the reduction in interest expense resulting from the 2013 Refinancing and from our completed initial public offering and the resultant payoff of the Second Lien Term Loan, we concluded that it is more likely than not that our net deferred tax assets will be recovered. As a result, during the quarter ending September 24, 2014, we released our valuation allowance of approximately $65 million. In addition, during the quarter, we applied for various tax credits that resulted in $5.4 million of additional deferred tax assets and tax benefits.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been (i) our cash and cash equivalents on hand, (ii) cash from operations, and (iii) borrowings under our credit facilities. In addition, on July 30, 2014, we closed our IPO, generating net proceeds after expenses of $112.3 million, the majority of which were used to repay our $100 million Second Lien Term Loan. Our primary uses of liquidity and capital resources have been (i) new restaurants, (ii) existing restaurant capital investments, including remodelings and maintenance, (iii) principal and interest payments on our debt, (iv) lease obligations, and (v) working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by credit or debit card at the time of sale. Therefore, we are able to sell much of our inventory before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that our present sources of liquidity and capital resources will be sufficient to finance our continued operations and our expansion plans for at least the next twelve months.

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

The 2013 Refinancing lowered our interest expense by an estimated $17.8 million per annum, or 49% of our $36.3 million of interest expense for fiscal 2013. On July 30, 2014, we closed our IPO, the majority of the proceeds of which were used to repay our $100 million Second Lien Term Loan. Thus, our IPO lowered our interest expense by an estimated $10.1 million per annum, or 27.8% of our $36.3 million of interest expense for fiscal 2013.

The following table presents summary cash flow information for the periods indicated.

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 24, 2014	September 25, 2013
Net cash provided by (used in)
Operating activities	$29,842	$12,528
Investing activities	(13,979)	(10,154)
Financing activities	8,947	(1,443)

Net increase in cash	$24,810	$931

Operating Activities

For the year to date, net cash provided by operating activities increased by $17.3 million compared to the prior year. This was due primarily to (i) increased revenue, due primarily to company-operated comparable restaurant sales growth, and (ii) lower interest payments, due to the 2013 Refinancing, which resulted in lower interest rates on our debt and required payment of accrued interest in October 2013 rather than in early 2014, and due to our IPO, the majority of the proceeds of which were used to repay the Second Lien Term Loan.

Investing Activities

For the year to date, net cash used in investing activities increased by $3.8 million compared to the prior year. This was due primarily to increased capital expenditures related to new restaurants and to the remodeling of existing restaurants, partially offset by sales proceeds from the San Antonio transaction.

For the year ended December 31, 2014, we expect to incur capital expenditures of approximately $28.2 million, consisting of $16.1 million related to new restaurants $7.7 million related to the remodeling of existing restaurants and $4.4 million related to maintenance and other corporate capital expenditures.

Financing Activities

For the year to date, net cash provided by financing activities increased by $10.4 million compared to the prior year. This was due primarily to our receipt of IPO proceeds, partially offset by our repayment of the Second Lien Term Loan.

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

The First Lien Credit Agreement provides for our $15 million Revolver, including obligations in respect of revolving loans, swing line loans, and letters of credit, and for our $190 million First Lien Term Loan. Loans under the First Lien Credit Agreement bear interest, at EPL’s option, at LIBOR or an Alternate Base Rate, plus an applicable margin of 4.25% with respect to LIBOR and 3.25% with respect to the Alternate Base Rate, with a 1.00% floor with respect to LIBOR. The Revolver and the First Lien Term Loan are secured by a first priority lien on substantially all of the assets of EPL and Intermediate. The Revolver and First Lien Term Loan mature on October 11, 2018. At September 24, 2014, under the Revolver, EPL had $7.3 million in letters of credit outstanding and $7.7 million available for borrowing.

The Second Lien Credit Agreement provided for our $100 million Second Lien Term Loan. We repaid the Second Lien Term Loan in the third quarter of 2014 with proceeds from our IPO.

The First Lien Credit Agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, EPL’s ability to (i) incur additional indebtedness, (ii) issue preferred stock, (iii) create liens on assets, (iv) engage in mergers or consolidations, (v) sell assets, (vi) make investments, loans or advances, (vii) make certain acquisitions, (viii) engage in certain transactions with affiliates, (ix) authorize or pay dividends, and (x) change business lines or fiscal year. In addition, the First Lien Credit Agreement requires that EPL (i) maintain, on a consolidated basis, a minimum interest coverage ratio, and (ii) not exceed a maximum total leverage ratio. As of September 24, 2014, we were in compliance with all financial covenants.

On July 9, 2014, we agreed with our lenders to amend the terms of the First Lien Credit Agreement to (i) remove restrictions on capital expenditures and (ii) permit special dividend payments of up to $11.0 million per fiscal year, not to exceed $33.0 million in the aggregate, for our income tax receivable agreement. These provisions became operative upon the repayment in full of the Second Lien Term Loan.

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first has a notional amount of $30 million and a rate cap of 3.00%, based on 1-month USD LIBOR, and terminates on December 1, 2015. The second has a notional amount of $120 million and a rate cap of 3.00%, based on 1-month USD LIBOR, and terminates on December 1, 2016.

Contractual Obligations

Our contractual commitments outstanding on September 24, 2014, have not changed materially since our prospectus of July 24, 2014. These relate to (i) future debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, and (iii) other obligations.

Off-Balance Sheet and Other Arrangements

As of September 24, 2014, we were using $7.7 million of Revolver borrowing capacity as collateral to secure outstanding letters of credit.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at variable rates and has a USD LIBOR floor of 1.00%. At September 24, 2014, we had outstanding borrowings of $188.7 million. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.9 million on an annualized basis.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

To mitigate exposure to fluctuations in interest rates, we entered into two interest rate caps as discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements.”

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage and increases in the minimum wage will increase our labor costs. The State of California (where most of our restaurants are located) has a minimum wage, which was $8.00 per hour from January 1, 2008, to June 30, 2014. Since July 1, 2014, it has been $9.00, and on January 1, 2016, it is scheduled to rise to

$10.00. In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, or improving productivity, or through other adjustments. We may or may not be able to offset cost increases in the future.

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

We registered and sold 8,214,286 shares, including 7,142,857 pursuant to a firm commitment and 1,071,429 pursuant to the underwriters’ option to purchase additional shares. All shares were newly issued, and we received all net sales proceeds. With a price per share to the public of $15.00, gross proceeds were $123.2 million. Proceeds, net of underwriting discounts and commissions of $8.6 million, were $114.6 million. Based on estimated fees and expenses relating to the sale and distribution of the offered shares of $1.8 million, as set forth in our registration statement, net proceeds were an estimated $112.3 million. We used an estimated $101.5 million of these proceeds to repay in whole our $100 million Second Lien Term Loan, including $1.5 million in prepayment penalties and fees. We are using the balance of the proceeds for general corporate purposes and to support our expansion plans, including as capital for development of new restaurants, capital for remodeling of existing restaurants, and working capital.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description

1.1	Underwriting Agreement, dated July 24, 2014, between El Pollo Loco Holdings, Inc., and Jefferies LLC and Morgan Stanley & Co. LLC, acting individually and as underwriters’ representatives

10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.

10.2(1)	Amendment No. 1 to First Lien Credit Agreement, dated July 9, 2014, among El Pollo Loco, Inc., EPL Intermediate, Inc., the other guarantors party thereto, the lenders party thereto, and Jefferies Finance LLC

10.3(1)	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.

10.4(2)	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer

10.5(2)	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to our Registration Statement on Form S-1, File No. 333-197001.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 22, 2014.
*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K (17 C.F.R. § 229.601(b)(32)(ii)), this certification is deemed furnished, not filed, for purposes of section 18 of the Exchange Act, nor is it otherwise subject to liability under that section. It will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

El Pollo Loco Holdings, Inc.
(Registrant)

November 7, 2014	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

November 7, 2014	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer