Form 10-K
period 2014-12-31
El Pollo Loco Holdings, Inc.
filed 2015-03-17
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36556

EL POLLO LOCO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3563182
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
3535 Harbor Blvd., Suite 100, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 599-5000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 25, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s common equity was not publicly traded. The registrant’s common equity began trading on the NASDAQ Global Select Market on July 25, 2014.

As of February 28, 2015, there were 37,420,450 shares of the registrant’s common stock outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements in this report are forward-looking. Those statements reflect our current views with respect to our business, future events, financial performance, and our industry in general. Statements that include the words such as “expect,” “intend,” “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” and “anticipate” may be forward-looking. We base forward-looking statements on history, experience, expectations, and projections. Forward-looking statements address matters that involve risks and uncertainties. We caution you therefore not to place undue reliance on forward-looking statements. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law. A non-exhaustive list of factors that could cause outcomes to differ materially from our expectations includes:

•	the adverse impact of economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing,

•	vulnerability to changes in consumer preferences and economic conditions,

•	vulnerability to conditions in the greater Los Angeles area,

•	ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases,

•	delayed or cancelled future restaurant openings,

•	restaurant closures, due to financial performance or otherwise,

•	increases in chicken and other input costs,

•	negative publicity, whether or not valid,

•	concerns about food safety and quality and about food-borne illness, particularly avian flu,

•	dependence on frequent and timely deliveries of food and supplies,

•	problems with our primary distributor,

•	our history of net losses, including the possibility of future net losses,

•	our ability to service our substantial level of indebtedness,

•	our ability to compete successfully with other quick-service and fast casual restaurants,

•	underperformance of new menu items, advertising campaigns, and restaurant designs and remodelings,

•	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy,

•	our limited control over our franchisees,

•	potential liability for franchisee acts,

•	ability to protect our name and logo and other proprietary intellectual property,

•	loss of the abilities, experience, and knowledge of current directors and officers,

•	matters relating to employment and labor laws,

•	impact from litigation such as wage and hour class action lawsuits,

•	labor shortages and increased labor costs,

•	our ability and the ability of our franchisees to renew leases at the ends of their terms,

•	impact from federal, state, and local regulations relating to preparation and sale of food, zoning and building codes, and employee, environmental, and other matters,

•	impact from our income tax receivable agreement (the “TRA”),

•	conflicts of interest with our majority stockholders,

•	that we are considered a “controlled company,” that we are thereby exempt from certain corporate governance rules primarily related to board independence, and that we intend to use some or all of those exemptions,

•	that El Pollo Loco Holdings, Inc., is a holding company with no operations that relies on its operating subsidiaries to provide it with funds,

•	timing of our emerging growth company eligibility under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”),

•	changes in accounting standards, and

•	other risks described under Risk Factors.

PART I

Unless otherwise specified, or the context otherwise requires, terms “El Pollo Loco,” “the Company,” “our company,” “we,” “us,” and “our” mean El Pollo Loco Holdings, Inc. (“Holdings”), together with its subsidiaries.

ITEM 1.	BUSINESS

Our Company

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken in front of our customers, operating in the limited service restaurant (“LSR”) segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. Every day in every restaurant, we marinate and fire-grill our chicken over open flames, and hand-slice whole tomatoes, avocados, serrano peppers, and cilantro to make our salsas, guacamole, and cilantro dressings from scratch. The open design of our kitchens reveals our Mexican-inspired cooking process and allows our customers to watch our grill masters and team members fire-grill and hand-cut our signature chicken, as well as make burritos, salads, tostadas, bowls, stuffed quesadillas, and chicken entrees.

We offer our customers healthier alternatives to traditional food on the go, served by our engaging team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, sides, and, throughout the year, on a limited-time basis, alternative proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Poblano Avocado Burrito, Under 500 Calorie Mango Grilled Tostada, Ultimate Pollo Bowl, Baja Shrimp Tacos, and Chicken, Bacon & Guacamole Stuffed Quesadilla. Our freshly-prepared salsas and dressings are prepared daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

El Pollo Loco is Spanish for “The Crazy Chicken.” We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 415 restaurants, comprised of 172 company-operated and 243 franchised restaurants as of December 31, 2014. Our restaurants are located in California, Arizona, Nevada, Texas, and Utah. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 70 people.

Our Industry

The restaurant industry is divided into two segments: full service and limited service. Full service is comprised of the casual dining, mid-scale, and fine dining sub-segments. Limited service is comprised of the QSR and fast casual sub-segments. QSRs are traditional fast food restaurants with average check sizes of $3.00 to $8.00. Fast casual is a limited or self-service format with average check sizes of $8.00 to $12.00 that offers food prepared to order within a generally more upscale and developed establishment.

We operate within the broader LSR segment, and we believe that we offer the food and dining experience of a fast casual restaurant and the speed, value, and convenience of a QSR. We believe that our value-oriented fast casual positioning best aligns with fast casual restaurants because we believe that we offer the method of preparation, quality of food, and dining experience typical of fast casual restaurants. We believe that our differentiated menu, colorful, bright, and contemporary restaurant environments, and convenient locations position us to compete successfully against other fast casual and QSR concepts, providing us with a large addressable market.

We believe that we are also well-positioned to benefit from a number of culinary and demographic trends in the United States. We expect that the trend towards healthier eating will attract and increase consumer demand for fresh and hand-prepared dishes, leading to a positive impact on our sales. Furthermore, as indicated by recent high growth in the Mexican restaurant segment, we expect to benefit from increased acceptance of Mexican food in the United States in the general market. Finally, we also anticipate benefits from the continued growth of the Hispanic population in the United States, which, according to the U.S. Census Bureau, has grown from 50.5 million people in 2009 to 53 million people in 2012, and is projected to reach 78.7 million in 2030. The growth of the Hispanic population is expected to outpace overall population growth, and the Hispanic population as a percentage of the total U.S. population is expected to increase from 16.3% in 2011 to 21.9% by 2030.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

“Loco-ly” Differentiated Restaurant Concept with Broad Appeal. We believe that our food, served in colorful, bright, and contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of a large segment of time-pressured mainstream food enthusiasts who seek real food, real fast, and at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated fire-grilled chicken and Mexican-inspired entrees containing distinctive ingredients such as avocados, mangos, and Serrano peppers at price points that appeal to a broad consumer base. Our per-person spend of approximately $6.04 in fiscal 2014 is competitive not only within the fast casual segment, but also within the QSR segment. We prepare our entrees to order in approximately four minutes and allow our customers the option to create their favorite flavor profiles using our freshly-prepared salsas before they enjoy their meals in our dining rooms or take their meals to go from the counter or the drive-thru. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained and certified Grill Masters, provides a layer of competitive insulation around our restaurant model. Based on an external research report and a customer satisfaction survey, we believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast casual and QSR segments. Our differentiated QSR+ positioning sources traffic from both dining segments and as a result continues to fuel our organic transaction growth.

Mexican-Inspired, Fresh-Made “Crazy You Can Taste” Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and Mexican-inspired entrees. With menu items such as our Chicken Avocado Burrito, Chicken Tostada Salad, Pollo Bowl®, and Chicken Avocado Stuffed Quesadilla, we believe that we offer our customers a healthier alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are made from scratch, including our bone-in chicken and chicken breasts, rice, salsas, guacamole, and cilantro dressing, meaning that we make them without pre-prepared ingredients. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken, forming the foundation for our entrees. To complement our entrees, our team members slice and chop whole tomatoes, avocados, serrano peppers, and cilantro to create our salsas, guacamole, and cilantro dressings. In addition, our rice is seasoned, and simmered in our restaurants daily. Our salsas and dressings complement our recipes and allow our customers to enhance their culinary experience with customized flavor profiles.

Our strategic approach to menu design has resulted in a balanced menu with broad appeal, as demonstrated by our balanced day-part mix. Our bone-in chicken meals and Mexican-inspired entrees accounted for 46% and 54% of our company-operated restaurant sales, respectively, in fiscal 2014. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinner time, while our more-portable Mexican-inspired entrees draw traffic from customers at lunch time or for an afternoon snack, enabling us to generate sales almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a healthier and convenient alternative for mothers and families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In fiscal 2014, approximately 28% of our company-operated sales were generated from family-sized meals.

Inviting Experience That Welcomes Our Customers. We believe that our new Hacienda restaurant design creates an inviting restaurant environment. The exteriors of our restaurants feature a signature grill architectural element that reinforces our core brand, and our interiors feature large, open kitchens that allow customers to watch our grill masters prepare our fire-grilled chicken. Our restaurants also feature complimentary self-serve salsa bars that are located at the fronts of our restaurants for added convenience. The salsa bars invite customers to customize their meals with several salsas prepared fresh every day. Our colorful and contemporary dining rooms include comfortable booths and chairs, while large windows and soft lighting fill our restaurants with light and warmth. Our customers are responding positively to our new Hacienda design, as comparable restaurant sales have increased on average an additional 3% at remodeled locations. As of December 31, 2014, we have remodeled over 50% of our restaurant system and expect to have completed the remodeling program by 2018.

We believe that the atmosphere and quality of service that we provide to our customers encourages repeat visits and brand advocacy and drives increased sales. Our team members are trained to engage with our customers in a genuine way to provide a personalized experience, and strive to make each experience in our restaurant better than the last.

Well-Developed Operations Infrastructure that Allows for Real-time Control, Fast Feedback, and Innovation. We believe that satisfying our customers’ dining needs is the foundation for our business, and we have a well-developed operations platform that allows us to measure our performance in meeting and exceeding those needs. We utilize a state-of-the-art operations dashboard that aggregates real-time, restaurant-level information for nearly every aspect of our business. The dashboard provides corporate and field management, as well as restaurant-level operators, with insight into how we are performing both from the customer’s perspective and also through the eyes of experienced internal auditors. To put the metrics into perspective, we are able to measure current performance against benchmarks derived from a broad selection of fast casual and QSR brands. At the restaurant level, we use sophisticated technology to constantly monitor key operational data regarding sales performance, speed-of-service metrics, and food and labor cost controls. The intelligence provided by our operations infrastructure allows both our company-operated and our franchised restaurant managers to make rapid and objective decisions to maintain our standards for food and service.

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We believe that our differentiated QSR+ positioning drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In fiscal 2014, our company-operated restaurants generated average annual sales per restaurant of approximately $1.9 million and restaurant-level contribution margins of 21.9%.

Experienced Leadership. Our senior management team has extensive operating experience, with an average of over 20 years of experience each in the restaurant industry. We are led by our Chief Executive Officer, Steve Sather, who joined us in 2006 and was named CEO in January 2011. Other members of the senior leadership team include Larry Roberts as our Chief Financial Officer, Ed Valle as our Chief Marketing Officer, and Kay Bogeajis as our Chief Operating Officer.

Our Growth Strategy

We believe that we are well-positioned to take advantage of significant growth opportunities because of our differentiated QSR+ positioning, signature fire-grilled chicken, disciplined business model, and strong unit economics. We plan to continue to expand our business, drive restaurant sales growth, improve margins, and enhance our competitive positioning by executing on the following strategies:

Expand Our Restaurant Base. As of December 31, 2014, we had 415 locations in five states. In fiscal 2014, we opened eleven new company-operated and five new franchised restaurants, and in 2015 we intend to open sixteen new company-operated and eleven new franchised restaurants. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. There is no guarantee that we will be able to increase the number of our restaurants. We may be unsuccessful in expanding within our existing or into new markets for a variety of reasons, as detailed in Item 1A, “Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing.

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital. Our current investment model targets an average new unit cash investment of $1.4 million, net of tenant allowances, an AUV of approximately $1.8 million, and a cash-on-cash return in excess of 25% in a restaurant’s third full year of operations, although there is no guarantee that these targets will be met. While most of our growth in 2014 was derived from the expansion of our company-operated restaurant base, we will continue to strategically develop our franchisee relationships and grow our franchised portfolio within existing and new markets. For example, in July and August of 2014, we entered into exclusive franchise development agreements with AA Pollo, Inc., and the owners thereof (together, “AA Pollo”), for eight restaurants in the greater San Antonio area and twelve restaurants in the Houston area, and, in September 2014, we completed the sale of six company-operated restaurants in the greater San Antonio area to AA Pollo. We view our franchise program as an important tool for expanding our brand, allowing us to increase our restaurant penetration.

In our existing markets, where we believe that we possess strong brand awareness and a loyal following, we have identified over 325 potential new trade areas for restaurant development. As we continue to increase and strengthen our position in our core markets, we also intend to expand our presence into key, contiguous, new markets. We believe that a contiguous market expansion strategy will provide us with an attractive opportunity to leverage our brand awareness and infrastructure while increasing our geographic presence. After thoroughly researching potential new markets in the Southwest region, we selected Houston, Texas, as our next new market and opened two restaurants there in fiscal 2014. In Houston, we have identified an initial 80 trade areas for potential restaurant development by us or our franchisees over the next several years, and we believe that there are additional development opportunities beyond this.

Increase Our Comparable Restaurant Sales. Our system has experienced 14 straight quarters of comparable restaurant sales growth through our fiscal quarter ended December 31, 2014. We aim to build on this momentum by increasing customer frequency, attracting new customers, and improving per-person spend. Furthermore, we are well positioned to benefit from shifting culinary and demographic trends in the United States.

Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our signature fire-grilled chicken and that reinforce our differentiated QSR+ positioning. We believe that we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time alternative proteins, such as carne asada. In addition, we will continue to tap in to the need for healthier offerings by building on the success of our popular “Under 500 Calorie” menu and other “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect.

Increase Brand Awareness and Consumer Engagement. We engage consumers through our 10-module product calendar which features seasonal favorites from our “Under 500 Calorie” low calorie menu for New Year’s resolutions to Signature Salads in Spring, and carnitas for the winter holiday season. Our key points of differentiation are communicated through our advertising campaign “Crazy You Can Taste,” which highlights the lengths we go through to deliver real food throughout the year. We tailor our message from television and direct mail, which garners broad exposure, to our cost effective e-mail marketing program My Loco Rewards and social media platform where we engage in one-on-one conversations to solicit new ideas and deepen the relationship between our customers and our brand. Within our restaurants we continue to engage our customers at various points along their path to purchase to further drive our differentiation. We believe that our messaging and communication channels work synergistically and have resulted in a 9% increase in new users and a 10% increase in lapsed users from 2012 to 2014. These new and lapsed users now account for approximately 15% of total visits.

Hacienda Remodel Program. In 2011, we launched our new Hacienda remodeling program, which on average has resulted in an additional 3% of comparable restaurant sales for remodeled restaurants. The redesigned Hacienda restaurants highlight our roots, while offering a more modern feel and upscale dining experience. We and our franchisees have remodeled 214 restaurants as of December 31, 2014. We have remodeled over 50% of our restaurant system as of the end of fiscal 2014 and expect to have completed the remodeling program by 2018.

Enhance Restaurant Operations and Leverage Our Infrastructure. Since 2011, we have increased our restaurant contribution margin by 320 basis points, to 21.9% in fiscal 2014. We believe that we can further improve our margins by maintaining fiscal discipline, increasing fixed-cost leverage, and enhancing our purchasing efforts. We currently have an infrastructure that allows us and our franchisee partners to grow and manage the productivity of each restaurant on a real-time basis. Additionally, we believe that as our restaurant base matures and AUVs increase we will be able to leverage corporate costs and improve margins, as general and administrative expenses grow at slower rates than do revenues.

Site Selection and Expansion

New Restaurant Development

We believe that we are in the early stages of our growth story and that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for expansion. In fiscal 2014, we opened eleven new company-operated restaurants, including two in Houston, Texas, and five new franchised restaurants. In fiscal 2015, we intend to open sixteen new company-operated and eleven new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons described in Item 1A, “Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually.

Our strategy for entering new markets is to lead with company development while recruiting and developing franchisees to open new restaurants with us during the second year of new market entry. This strategy will enable us to establish a development, operations, and marketing infrastructure to help ensure that we maximize our consumer proposition and support franchisees as they enter the market. We anticipate that entering new markets with both company-operated and franchised development is the best way to establish our brand, by enabling rapid scaling, thereby driving operational and marketing efficiencies.

Our expansion strategy is initially focused on the southwestern region of the United States. We believe that this market provides an attractive opportunity to leverage our brand awareness and infrastructure. After thoroughly researching this region, we selected Houston, Texas, as our next new market and opened two restaurants there in fiscal 2014. In furtherance of our strategy, in August 2014, we entered into an exclusive franchise development agreement with AA Pollo for twelve restaurants in the Houston area. We have identified 80 trade areas in Houston for potential restaurant development by us or our franchisees over the next several years and we believe that there are additional development opportunities beyond this.

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has over 95 years of combined experience building such brands as Taco Bell, McDonald’s, Starbucks, Jack-in-the-Box, and Wendy’s. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.

Based on our experience and results, we are currently focused on developing freestanding sites with drive-thrus. Our restaurants perform well in a variety of neighborhoods, which gives us greater flexibility and lowers operating risk when selecting new restaurant locations.

We approve new restaurants only after formal review by our real estate site approval committee, which includes most of our senior management, and we monitor restaurants’ on-going performances to inform future site selection decisions.

Restaurant Design

After identifying a lease site, we commence our restaurant build-out. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet. Our Hacienda restaurant design creates a colorful, bright, and contemporary restaurant environment. The exteriors of our remodeled restaurants feature a signature grill architectural element that reinforces the core brand, and our interiors feature large exhibition kitchens that allow customers to watch our grill masters prepare our fire-grilled chicken. Our colorful and contemporary dining rooms, with seating for approximately 70 people, include comfortable booths and chairs, while large windows and soft lighting fill our restaurants with light and warmth.

Our new restaurants are either ground-up prototypes or conversions. We estimate that each ground-up build-out of a restaurant requires an average total cash investment of approximately $1.4 million, net of tenant allowances. We estimate that each conversion requires a total cash investment of approximately $0.9 million. On average, it takes approximately 12 to 18 months from specific site identification to restaurant opening. In order to maintain consistency of food and customer service, as well as our colorful, bright, and contemporary restaurant environment, we have set processes and timelines to follow for all restaurant openings.

Our restaurants are constructed in approximately 12 weeks, and the development and construction of our new sites is the responsibility of our Development Department. A conversion typically takes approximately two months to complete. Several real estate managers are responsible for locating and leasing potential restaurant sites. Construction managers are then responsible for building our restaurants, and several staff members manage purchasing, budgeting, scheduling, and other related administrative functions.

Restaurant Management and Operations

Service

We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our cashiers are trained on the menu items that we offer, and offer customers thoughtful suggestions to enhance the ordering process. Our team members and managers are responsible for our dining room environment, personally visiting tables to ensure every customer’s satisfaction and monitoring the fresh salsa bar and beverage station for cleanliness and an ample supply of products.

Operations

We utilize systems that are aimed at measuring our ability to deliver a “best in class” experience for our customers. These systems include customer surveys, mystery shopper scores, and speed-of-service performance trends. The operational results from all of these sources are then presented on an operations dashboard that displays the measures in an easy-to-read online format that corporate and restaurant-level management and franchisees can utilize in order to identify strengths and opportunities and to develop specific plans for continuous performance improvement.

We measure the execution of our system standards within each restaurant through our commitment to our Quality, Service & Cleanliness (“QSC”) audit program. QSC audits are conducted in each restaurant twice annually, or may be more frequent based upon restaurant performance. Additionally, we have food safety and quality assurance programs designed to maintain the highest standards for the food and the food preparation procedures that are used by both company-operated and franchised restaurants. We employ a team of quality assurance managers and third-party auditors that perform our restaurant audits.

Managers and Team Members

Each of our restaurants typically has a general manager, an assistant manager, two to three shift leaders, and two team leaders. There are between 15 and 35 team members who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for eight to 12 restaurants. Overseeing the area leaders are three directors of operations. The vice president of operations leads our company-operated restaurants, managing both sales and profitability targets.

We are selective in our hiring processes, aiming to staff our restaurants with team members who are friendly, customer-focused, and driven to provide high-quality products. We employ a unique approach to selecting future team members. Our team members are cross-trained in several disciplines to maximize depth of competency and efficiency in critical restaurant functions. Our focus on hiring the best possible employees has enabled us to develop a culture that breeds loyalty throughout our employee base. Many team members and managers have been employed by us for longer than 15 years, and it is not rare to identify team members with more than 20 years of seniority.

Training

We believe that we have created a culture of constant learning. On the first day of employment, team members are introduced to our Standards and Procedures Educational Card System (“SPECS”) training program, which is a comprehensive training program developed to lead team members through the training process in easy to use, function-based, educational card modules. Each team member can learn at his or her own pace, focusing on the modules that apply to his or her initial role on the restaurant team.

The vast majority of our restaurant management staff is comprised of former team members who have advanced along the El Pollo Loco five-tier career path. Skilled team members who display leadership qualities are encouraged to enter the team leader training program. Successive steps along the management path add increasing levels of duty and responsibility. Each stage in the management path requires increased training periods, culminating in the general manager training process, which is comprised of seven weeks of intensive classroom and hands-on training in a certified training restaurant.

Grill Masters

Our reputation is built on our signature product—fired-grilled chicken marinated in citrus and garlic—which is grilled and hand-cut to order by our Grill Masters. Accordingly, we staff each of our restaurants with three to four highly-trained Grill Masters who share our commitment to high-quality food. We provide each Grill Master with intensive grilling training, and place them in our open kitchens, where our customers can watch them create our signature products.

Franchise Program

Overview

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise, and requiring a relatively minimal capital commitment by us. As of December 31, 2014, there were a total of 243 franchised restaurants. Franchisees range in size from single-restaurant operators to the largest franchisee, which owned 59 restaurants as of December 31, 2014. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 31, 2014, approximately 80% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.

We believe that the franchise revenue generated from our franchise base has historically served as an important source of stable and recurring cash flows to us, and we accordingly plan to expand our base of franchised restaurants. In existing markets, we encourage growth from current franchisees. In our expansion markets, we seek highly-qualified and experienced new franchisees for multi-unit development opportunities. We seek franchisees of successful, non-competitive brands operating in our expansion markets. Through strategic networking and participation in select franchise conferences, we aim to identify highly-qualified prospects. Additionally, we market our franchise opportunities with printed brochures and a website franchising section.

Franchise Owner Support

We believe that creating a foundation of initial and on-going support is important for future success, both for our franchisees and for our brand. Therefore, we have structured our corporate staff, programs, and communication systems to ensure that we are delivering high-quality support to our franchisees.

We have a mandatory training program that was designed to ensure that our franchise owners and their managers are equipped with the knowledge and skills necessary for success. The program consists of hands-on training in the operation and management of an El Pollo Loco restaurant. Training is conducted by a general training manager who has been certified by us for training. Instructional materials for the initial training program include our operations manual, the SPECS crew-training system, wall charts, job aids, recipe books, product build cards, management training materials, a ServSafe food safety book, videos, and other materials that we may create from time to time. Training must be successfully completed before a trainee can be assigned to a restaurant as a manager.

We also provide numerous opportunities for communication and shared feedback between us and franchise owners. Currently, we hold a franchise business update for all franchisees each month, which includes multi-functional Company representation and executive attendance. Quarterly, we meet with our Franchise Leadership Team and Marketing Advisory Committee to share ideas and resolve issues. Annually, we hold a conference for our franchisees, vendors, and company leaders, to celebrate our shared successes, discuss best practices, and set the course for the following year.

Marketing and Advertising

We promote our restaurants and products through our “Crazy You Can Taste” advertising campaign. The campaign aims to deliver our message of going to whatever lengths necessary to deliver fresh and healthier product offerings. The campaign emphasizes our points of differentiation, from our fresh ingredients and scratch preparation, to the cooking of our citrus-marinated chicken on open fire grills in full view in our kitchens.

We use multiple marketing channels, including television, to broadly drive brand awareness and purchases of our featured products, every five weeks. We advertise on local network and cable television in our primary markets, and utilize heavier cable schedules for some of our less-developed markets. We complement these methods with direct mail and with our My Loco Rewards e-mail marketing program, which allows us to reach more than

208,000 members. My Loco Rewards is our e-club program. The program offers every member who joins a complimentary order of our handmade guacamole and chips. We engage members via e-mails featuring news of promotional offers, member rewards, and product previews. Members are offered complimentary two-piece meals or tostada salads during their birthday months. My Loco Rewards also allows members to voice their opinions through surveys that provide us with information that helps us define future product concepts. In addition, we use our database to survey and solicit new product ideas, which allows us to create a comprehensive product calendar that extends forward 18 months.

Through our public relations efforts, we engage notable food editors and bloggers on a range of topics to help promote our products. In addition, we engage in one-on-one conversations using a portfolio of social media platforms, including Facebook, Twitter, and Instagram. We also use social media as a research and customer service tool, and apply insights gained to future marketing efforts.

We created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities has provided over 10,000 meals per year to underprivileged families, through organizations like South County Food Outreach, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates (“CASA”).

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team that performs comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with MBM Corporation (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our distributor relationship with our primary distributor has been in place since 1997. Our restaurants in Texas and Utah utilize regional distributors. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Poultry is our largest product cost item and represented approximately 40% of our total food and paper costs for fiscal 2014. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from two months to three years, depending on current and expected market conditions. We currently source poultry from four suppliers, with two accounting for approximately 86% of our planned purchases for fiscal 2015. We have entered into fixed-price contracts with our poultry suppliers through the end of 2015.

Intellectual Property

We have registered El Pollo Loco®, Pollo Bowl®, The Crazy Chicken®, and certain other names used by our restaurants as trademarks or service marks with the U.S. Patent and Trademark Office (the “PTO”), and El Pollo Loco® in approximately 42 foreign countries. Our current brand campaign, Crazy You Can Taste™, has also been approved for registration with the PTO. In addition, the El Pollo Loco logo, website name and address, and Facebook and Twitter accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so, and to oppose vigorously any infringement or dilution of the service marks or trademarks in those countries. We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or as confidential proprietary information.

Competition

We operate in the restaurant industry, which is highly competitive and fragmented. The number, size, and strength of competitors varies by region. Our competition includes a variety of locally-owned restaurants and national and regional chains that offer dine-in, carry-out, and delivery services. Our competition from the broadest perspective includes restaurants, pizza parlors, convenience food stores, delicatessens, supermarkets, and club stores. There are no significant direct competitors with respect to menus that feature marinated, fire-grilled chicken. However, we indirectly compete with fast casual restaurants, including Chipotle, Panera, Qdoba, Rubio’s, and Taco Cabana, among others, and with chicken-specialty QSRs and Mexican QSRs, such as Chick-fil-A, Church’s Chicken, KFC, Popeyes Louisiana Kitchen, and Taco Bell, among others.

We believe that competition within the fast casual restaurant segment is based primarily on ambience, price, taste, quality, and freshness of menu items, as well as on the convenience of drive-thru service. We also believe that QSR competition is based primarily on quality, taste, speed of service, value, brand recognition, restaurant location, and customer service. In addition, we compete with franchisors of other restaurant concepts for prospective franchisees.

Environmental Matters

Our operations are also subject to federal, state, and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of waste, and clean-up of contaminated soil and groundwater. Under various federal, state, and local laws, an owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, in, or emanating from that property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks (“USTs”), and while we are not aware of any sites with USTs remaining, it is possible that some of these properties may currently contain abandoned underground storage tanks. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. The appropriate state agencies have been notified, and these issues are being handled without disruption to our business. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation for any contamination. Although we lease most of our properties, and, when we own, we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing, or future restaurants or restaurant sites. If we were found liable for the cost of remediation of contamination at, or emanating from, any of our properties, our operating expenses would likely increase and our operating results would likely be materially and adversely affected.

Since 2000, we have obtained “Phase One” environmental reports for new restaurants. Where warranted, we obtain updated reports, and, if necessary, in rare cases, we obtain “Phase Two” reports. We have not conducted a comprehensive environmental review of all of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities will not have a material adverse effect on our financial condition.

Regulation and Compliance

We are subject to extensive federal, state, and local government regulations, including those relating to, among other things, public health and safety, zoning and fire codes, and franchising. Failures to obtain or retain food or other licenses and registrations, or exemptions thereto, would adversely affect the operations of restaurants. Although we have not experienced, and do not anticipate, any significant problems in obtaining required licenses, permits, or approvals, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area.

The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. We believe that federal and state environmental regulations have not had a material effect on operations, but more stringent and varied requirements of local government bodies with respect to zoning, land use, and environmental factors could delay construction and increase development costs for new restaurants.

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and various federal and state laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other working requirements and conditions. A significant portion of our hourly staff is paid at rates consistent with the applicable federal or state minimum wage and, accordingly, increases in the applicable minimum wage will increase our labor costs. We are also subject to the Americans With Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, and which may require us to design or modify our restaurants to make reasonable accommodations for disabled individuals.

For a discussion of the various regulatory and compliance risks that we face, see Item 1A, “Risk Factors.”

Management Information Systems

All of our company-operated and franchised restaurants use computerized point-of-sale and back-office systems, which we believe can scale to support our long-term growth plans. Our point-of-sale system provides a touch-screen interface and integrated, high-speed credit card and gift card processing. Our point-of-sale system is used to collect daily transaction data, which provides daily sales and product mix information that we actively analyze.

Our in-restaurant back-office computer system is designed to assist in the management of our restaurants and to provide labor and food cost management tools. The system also provides corporate headquarters and restaurant operations management quick access to detailed business data, and reduces the time spent by restaurant managers on administrative needs. The system further provides sales, bank deposit, and variance data to our accounting department on a daily basis. For company-operated restaurants, we use this data to generate weekly consolidated reports regarding sales and other key measures, as well as preliminary weekly profit and loss statements for each location, with final reports following the end of each period.

Employees

As of December 31, 2014, we had approximately 4,687 employees, of whom approximately 4,545 were hourly restaurant employees comprised of 3,882 crewmembers, 192 general managers, 192 assistant managers, 241 shift leaders, and 38 employees in limited-time roles as acting managers or as managers in training. The remaining 142 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December traffic and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company restaurant revenue and comparable restaurant sales may fluctuate.

Available Information

We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (15 U.S.C. 78m(a) or 78o(d)), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Internet address is www.elpolloloco.com. The contents of our Internet website are not part of this annual report, and are not incorporated by reference. Our Internet address is provided as an inactive textual reference only.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risk factors, as well as other information contained in this report, including our financial statements and the notes related to those statements. The occurrence of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flow.

Risks Related to Our Business and Industry

A prolonged economic downturn could materially affect us in the future.

The restaurant industry is dependent upon consumer discretionary spending. A prolonged economic downturn or an economic recession could impact the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly-reduced home values, investment losses, bankruptcies, and reduced access to credit, which could result in lower levels of customer traffic and lower average check sizes in our restaurants. If the economy experiences another significant decline, our business, results of operations, and ability to comply with the terms of our secured revolving credit facility could be materially and adversely affected, and we and our franchisees might decelerate the number and timing of new restaurant openings. Deterioration in customer traffic or a reduction in average check size would negatively impact our revenues and our profitability and could result in further reductions in staff levels, additional impairment charges, and potential restaurant closures.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations, and cash flow.

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics, and the type, number, and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, inflation, or increased food or energy costs could harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer traffic or impose practical limits on pricing that could harm our business, financial condition, results of operations, and cash flow. There can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our business, financial condition, and results of operations depend in part on our ability to anticipate, identify, and respond to changing consumer preferences and economic conditions.

Our business is geographically concentrated in the greater Los Angeles area, and we could be negatively affected by conditions specific to that region.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 80% of our revenue in fiscal 2014 and approximately 80% in fiscal 2013. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, but not limited to, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. We believe that an increase in unemployment would have a negative impact on traffic in our restaurants. As a result of our concentration in the greater Los Angeles area, we have been disproportionately affected by the above adverse economic conditions as compared to other national chain restaurants.

Furthermore, prolonged or severe inclement weather could affect our sales at restaurants in locations that experience such conditions, which could materially and adversely affect our business, financial condition, and results of operations. Weather conditions could impact our business more than other businesses in our industry because of our significant concentration of restaurants in the greater Los Angeles area. We may also suffer unexpected losses resulting from natural disasters or other catastrophic events affecting our areas of operation, such as earthquakes, fires, droughts, local strikes, terrorist attacks, increases in energy prices, explosions, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable, and our losses from catastrophes could be substantial.

Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We opened eleven new company-operated restaurants in fiscal 2014 and plan to open an estimated sixteen in fiscal 2015. Our franchisees opened five new restaurants in fiscal 2014 and plan to open eleven in fiscal 2015. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

•	identify available and suitable restaurant sites;

•	compete for restaurant sites;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs;

•	respond to unforeseen engineering or environmental problems with leased premises;

•	avoid the impact of inclement weather and natural and man-made disasters;

•	hire, train, and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals;

•	respond effectively to any changes in local, state, and federal law and regulations that adversely affect our and our franchisees’ costs or abilities to open new restaurants; and

•	control construction and equipment cost increases for new restaurants.

There is no guarantee that a sufficient number of suitable restaurant sites will be available in desirable areas or on terms that are acceptable to us in order to achieve our growth plan. If we are unable to open new restaurants or sign new franchisees, or if restaurant openings are significantly delayed, our earnings or revenue growth and our business could be materially and adversely affected, as we expect a portion of our growth to come from new locations.

As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience, through company-operated restaurant growth and franchise development agreements. The challenges of entering new markets include (i) difficulties in hiring experienced personnel, (ii) unfamiliarity with local real estate markets and demographics, (iii) consumer unfamiliarity with our brand, and (iv) competitive and economic conditions, consumer tastes, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important for our success in our existing markets. In addition, restaurants that we open in new markets may take longer to reach expected sales and profit levels on a consistent basis, and may have higher construction, occupancy, and operating costs, than restaurants that we open in existing markets, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense, and successful management of enhanced business support systems, management information systems, and financial controls, as well as additional staffing, franchise support, and capital expenditures and working capital.

At the end of fiscal 2009, we had 21 system-wide restaurants, all originally developed by franchisees, open east of the Rocky Mountains. However, by 2012, all of these restaurants had been closed. We may encounter similar issues with our current growth strategy, which could materially and adversely affect our business, financial condition, results of operations, and cash flow.

Due to brand recognition and logistical synergies, as part of our growth strategy, we also intend to open new restaurants in areas where we have existing restaurants. The operating results and comparable restaurant sales for our restaurants could be adversely affected due to increasing proximity among our restaurants and due to market saturation.

Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls, and government regulations. The costs of many basic foods for humans and animals, including corn, wheat, corn flour and other flour, rice, and cooking oil, have increased markedly in recent years, resulting in upward pricing pressures on almost all of our raw ingredients, including chicken, and increasing our food costs. Food prices for a number of our key ingredients escalated markedly at various points in fiscal 2014 and 2013, and we expect that there will be additional pricing pressures on some of those ingredients in fiscal 2015. Weather-related issues, such as freezes and drought, may also lead to temporary spikes in the prices of some ingredients, such as produce and meat. Any increase in the prices of the ingredients most critical to our menu, such as chicken, corn, cheese, avocados, beans, rice, and tomatoes, could adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Any such changes to our available menu could negatively impact our restaurant traffic, business, and comparable restaurant sales during the shortage and thereafter.

Our principal food product is chicken. In fiscal 2014, 2013, and 2012, the cost of chicken included in our product cost was approximately 12.6%, 13.0%, and 12.7%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. A major driver of the price of corn, which is the primary feed source for chicken, has been the increasing demand for corn by the ethanol industry as an alternative fuel source, as most ethanol plants in the United States primarily use corn to make ethanol. This increased demand on the nation’s corn crop has had and may continue to have an unfavorable impact on chicken prices. We currently do not use futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of chicken or other inputs, food, and supplies, which we purchase at prevailing market or contracted prices. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant traffic could be materially and adversely affected, at both company-operated and franchised restaurants.

Negative publicity could reduce sales at some or all of our restaurants.

We are, from time to time, faced with negative publicity at one or more of our restaurants relating to (i) food quality; (ii) the safety, sanitation, and welfare of chicken, which is our principal food product; (iii) restaurant facilities; (iv) customer complaints or litigation alleging illness or injury; (v) health inspection scores; (vi) integrity of our or our suppliers’ food processing and other policies, practices, and procedures; (vii) employee relationships; or (viii) other matters. Negative publicity can adversely affect us, regardless of whether an allegation is valid or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants, including our franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants, because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate those unrelated businesses with our operations. Employee claims against us or our franchisees based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that could otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims, or an increase in the number of successful claims, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Food safety and quality concerns may negatively impact our business and profitability, our internal operational controls and standards may not always be met, and our employees may not always act professionally, responsibly, and in our and our customers’ best interests. Any possible instances of food-borne illness could reduce our restaurant sales.

Incidents or reports of food- or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene or cleanliness failures, or improper employee conduct at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenues, and profits. Similar incidents or reports occurring at quick-service restaurants unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.

We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance, and may increase the risk that a food-borne illness would affect multiple locations rather than a single restaurant. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise that could cause claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants could negatively affect sales at all of our restaurants if highly publicized. This risk would exist even if it were later determined that an illness had been wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had material adverse impacts on their operations, and we cannot guarantee that we could avoid a similar impact upon the occurrence of a similar incident at one of our restaurants. Additionally, even if food-borne illnesses were not identified at El Pollo Loco restaurants, our restaurant sales could be adversely affected if instances of food-borne illnesses at other restaurant chains were highly publicized. In addition, our restaurant sales could be adversely affected by publicity regarding other high-profile illnesses such as avian flu that customers may associate with our food products.

We rely on only one company to distribute substantially all of our products to company-operated and franchised restaurants, and on a limited number of companies to supply chicken. Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire fresh food products, including the highest-quality chicken and related items, from reliable sources, in accordance with our specifications and on a timely basis. Shortages or interruptions in the supply of fresh food products, caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry disease, inclement weather, or other conditions, could materially and adversely affect the availability, quality, and cost of ingredients, which would adversely affect our business, financial condition, results of operations, and cash flows. We have contracts with a limited number of suppliers for the chicken and other food and supplies for our restaurants. In addition, one company distributes substantially all of the products that we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu as a result of such a disruption, that restaurant may experience a significant reduction in revenue if our customers change their dining habits as a result.

We have a history of net losses, and may incur losses in the future.

Before fiscal 2014, we incurred net losses in each of the preceding seven fiscal years. We may incur net losses in the future, and we cannot guarantee that we will sustain profitability.

The failure to comply with our debt covenants, and the volatile credit and capital markets, could have material adverse effects on our financial condition.

Our ability to manage our debt is dependent upon our level of positive cash flow from company-operated and franchised restaurants, net of costs. An economic downturn could negatively impact our cash flow. Credit and capital markets can be volatile, making it difficult for us to refinance our existing debt or to obtain additional debt or equity financings in the future. Such constraints could increase our costs of borrowing and could restrict our access to other potential sources of future liquidity. Our failure to comply with the debt covenants in our secured revolving credit facility or to have sufficient liquidity to make interest and other payments required by our debt could result in a default on our debt and acceleration of our borrowings, which would have a material adverse effect on our business and financial condition.

Our level of indebtedness could materially and adversely affect our business, financial condition, and results of operations.

We have substantial debt service obligations. At December 31, 2014, our total debt was approximately $166.0 million (including capital lease obligations), and we had $35.0 million of credit available under our secured revolving credit facility, which was reduced by approximately $7.4 million from outstanding letters of credit.

Our level of indebtedness could have significant effects on our business, such as:

•	limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, and other purposes;

•	requiring us to dedicate a portion of our cash flow from operations to pay interest on our debt, which could reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy, and other general corporate purposes;

•	making us more vulnerable to adverse changes in general economic, industry, government regulatory, and competitive conditions in our business by limiting our ability to plan for and react to changing conditions;

•	placing us at a competitive disadvantage compared with our competitors with less debt; and

•	exposing us to risks inherent in interest rate fluctuations, because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

In addition, we may not be able to generate sufficient cash flow from our operations to repay our indebtedness when it becomes due and to meet our other cash needs. If we are not able to pay our debts as they become due, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness, or selling additional debt or equity securities. We may not be able to refinance our debt or sell additional debt or equity securities or our assets on favorable terms, if at all, and if we have to sell our assets, that sale may negatively affect our ability to generate revenue.

Our secured revolving credit facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability to (i) incur additional indebtedness, (ii) issue preferred stock, (iii) create liens on assets, (iv) engage in mergers or consolidations, (v) sell assets, (vi) make investments, loans, or advances, (vii) make certain acquisitions, (viii) engage in certain transactions with affiliates, (ix) authorize or pay dividends, and (x) change our lines of business or fiscal year. In addition, our secured revolving credit facility requires us (i) to maintain, on a consolidated basis, a minimum consolidated fixed charge coverage ratio and (ii) not to exceed a maximum lease adjusted consolidated leverage ratio. Our ability to borrow under our secured revolving credit facility depends on our compliance with these tests. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet these tests. We cannot guarantee that we will meet these tests in the future, or that our lenders will waive any failure to meet these tests.

We may not be able to compete successfully with other quick-service and fast casual restaurants. Intense competition in the restaurant industry could make it more difficult to expand our business, and could also have a negative impact on our operating results, if customers favor our competitors or if we are forced to change our pricing and other marketing strategies.

The food service industry, and particularly its quick-service and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe to be the most competitive Mexican-inspired quick-service and fast casual market in the United States. We expect competition in this market and in each of our other markets to continue to be intense, because consumer trends are favoring limited service restaurants that offer healthier menu items made with better-quality products, and many limited service restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location, and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick-service and fast casual restaurants in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised restaurants compete with national and regional quick-service and fast casual restaurant chains for customers, restaurant locations, and qualified management and other staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition, or are better-established in the markets where our restaurants are located or are planned to be located. Any of these competitive factors may materially and adversely affect our business, financial condition, and results of operations.

Our marketing programs may not be successful, and our new menu items, advertising campaigns, and restaurant designs and remodels may not generate increased sales or profits.

We incur costs and expend other resources in our marketing efforts on new menu items, advertising campaigns, and restaurant designs and remodels, to raise brand awareness and to attract and retain customers. Our initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Additionally, some of our competitors have greater financial resources than we do, enabling them to spend significantly more on marketing, advertising, and other initiatives. Should our competitors increase spending on marketing, advertising, and other initiatives, or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items, and restaurant designs and remodels be less effective than those of our competitors, there could be a material adverse effect on our results of operations and financial condition.

The challenging economic environment may affect our franchisees, with adverse consequences to us.

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. As of December 31, 2014, our top 10 franchisees operated over 64% of our franchised restaurants and two franchisees (the “Significant Franchisees”) operated approximately 35% of our franchised restaurants. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees,

(iii) contributions to our advertising funds, and (iv) other fees. In fiscal 2014, of our total franchise revenue, our top 10 franchisees accounted for approximately 58%, and the Significant Franchisees accounted for approximately 30%. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.

As of December 31, 2014, we had executed development agreements that represent commitments to open 41 franchised restaurants at various dates through 2019. Although we have developed criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees that we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. Failures of developers and franchisees to open and operate franchises successfully could materially and adversely affect our reputation, brand, business, financial condition, results of operations, cash flows, and ability to attract prospective franchisees.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop those restaurants. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain necessary permits and government approvals, or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under their subleases, or otherwise fail to honor or default under the terms of their subleases, we will be financially obligated under a master lease and could be materially and adversely affected.

In February 2011, one franchisee filed a petition for relief under Chapter 11 of the Bankruptcy Code in the Central District of California. The resulting reorganization was completed in March 2013 and involved the sale of seven of the franchisee’s 13 restaurants located in the Central Valley of California to new owners. All 13 restaurants continued to conduct business throughout the reorganization. The franchisee retained ownership of six of the 13 restaurants owned by it prior to the bankruptcy, but closed one of those restaurants in August 2013, due to its inability to renew the lease. The franchisee has the option to relocate that restaurant to a new site within a two-mile radius of the closed location or to continue to pay monthly royalties pursuant to the terms of a settlement agreement entered into as part of the reorganization.

Another franchisee with two restaurants was placed into receivership in March 2013. One restaurant owned by that franchisee prior to being placed into receivership was purchased by one of our largest franchisees in January 2014, and the second restaurant was sold to a new owner on July 31, 2014. Both of the restaurants remained open during this process.

We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business.

Franchisees are independent business operators. They are not our employees, and we do not exercise control over the day-to-day operations of their restaurants. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised restaurants may be diminished by any number of factors beyond our control. Consequently, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the images and reputations of other franchisees, may suffer materially, and system-wide sales could decline significantly.

Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement. Disagreement may lead to disputes with our franchisees, and we expect such disputes to occur from time to time in the future as we continue to offer franchises. To the extent that we have such disputes, the attention, time, and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Our self-insurance programs may expose us to significant and unexpected costs and losses.

We currently maintain employee health insurance coverage on a self-insured basis. We do maintain stop loss coverage which sets a limit on our liability for both individual and aggregate claim costs.

We currently record a liability for our estimated cost of claims incurred and unpaid as of each balance sheet date. Our estimated liability is recorded on an undiscounted basis and includes a number of significant assumptions and factors, including historical trends, expected costs per claim, actuarial assumptions, and current economic conditions. Our history of claims activity for all lines of coverage is closely monitored, and liabilities are adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of loss. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, and therefore we may be required to record additional expenses. For these and other reasons, our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted.

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, and other catastrophic events, as well as from internal and external security breaches, viruses, and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or to actions by regulatory authorities.

If we are unable to protect our customers’ credit and debit card data, we could be exposed to data loss, litigation, liability, and reputational damage.

In connection with credit and debit card sales, we transmit confidential credit and debit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit and debit card sales, and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person were able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, and liability, and could seriously disrupt our operations, and any resulting negative publicity could significantly harm our reputation.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially and adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered El Pollo Loco®, Pollo Bowl®, The Crazy Chicken®, and certain other names used by our restaurants as trademarks or service marks with the PTO and in approximately 42 foreign countries. Our current brand campaign, Crazy You Can Taste™, has also been approved for registration with the PTO. In addition, the El Pollo Loco logo, website name and address, and Facebook and Twitter accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes upon our intellectual property, whether in print, on the Internet, or through other media, our brands and branded products could fail to maintain or achieve market acceptance and the value of our brands could be harmed, materially and adversely affecting our business. There can be no assurance that all of the steps that we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or confidential proprietary information. We may not be able to prevent the unauthorized disclosure or use of our trade secrets or proprietary information, despite the existence of confidentiality agreements and other measures. While we try to ensure that the quality of our brands and branded products is maintained by all of our franchisees, we cannot be certain that these franchisees will not take actions that adversely affect the value of our intellectual property or reputation. If any of our trade secrets or proprietary information were to be disclosed to or independently developed by a competitor, our business, financial condition, and results of operations could be materially and adversely affected.

We depend upon our board of directors, executive officers, and key employees.

We rely upon the accumulated knowledge, skills, and experience of the members of our board of directors, our executive officers, and our key employees. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key man life insurance policies for any of our employees.

Matters relating to employment and labor law may adversely affect our business.

Various federal and state labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws mandating increases in minimum wages or benefits such as health insurance could materially affect our business, financial condition, operating results, and cash flow. Furthermore, the unionization of our employees and of the employees of our franchisees could materially affect our business, financial condition, operating results, and cash flow.

We are also subject in the ordinary course of business to employee claims against us based, among other things, on discrimination, harassment, wrongful termination, or violation of wage and labor laws. Such claims could also be asserted against us by employees of our franchisees. These claims may divert our financial and management resources that would otherwise be used to benefit our operations. The on-going expense of any resulting lawsuits, and any substantial settlement payment or damage award against us, could adversely affect our business, brand image, employee recruitment, financial condition, operating results, or cash flows.

Restaurant companies have been the targets of class action lawsuits and other proceedings alleging, among other things, violations of federal and state workplace and employment laws. Proceedings of this nature are costly, divert management attention, and, if successful, can result in payment of substantial damages or settlement costs.

Our business is subject to the risk of litigation by employees, consumers, suppliers, stockholders, and others through private actions, class actions, administrative proceedings, regulatory actions, and other litigation. The outcome of litigations, particularly class and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination, and similar matters. A number of these lawsuits have resulted in payments of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers, and failure to pay for all hours worked. In the past, we have been a party to wage and hour class action lawsuits and are currently a party to such a lawsuit on behalf of a purported class. See Item 3, “Legal Proceedings.”

Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illnesses or injuries that they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illnesses or accidents in our restaurants. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission, or others, alleging violations of federal or state laws regarding workplace and employment conditions, discrimination, and similar matters.

Regardless of whether any claims against us are valid and whether we are liable, claims may be expensive to defend against and divert time and money away from operations. In addition, claims may generate negative publicity, which could reduce customer traffic and sales. Although we maintain what we believe to be adequate levels of insurance, insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims, or any adverse publicity resulting from claims, could adversely affect our business and results of operations.

If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs, because of increased competition for employees, higher employee-turnover rates, unionization of restaurant workers, or increases in the federally-mandated or state-mandated minimum wage or in other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our and our franchisees’ operating expenses could increase, and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. Since July 1, 2014, the State of California (where most of our restaurants are located) has had a minimum wage of $9.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour. It is scheduled to rise to $10.00 per hour on January 1, 2016. The federal minimum wage has been $7.25 per hour since July 24, 2009. Federally-mandated, state-mandated, or locally-mandated minimum wages may be raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. And if menu prices were increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and the royalties that we receive from franchisees.

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate, and retain a sufficient number of well-qualified restaurant operators, management personnel, and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas. In addition, limited service restaurants have traditionally experienced relatively high employee turnover rates. Although we have not yet experienced any significant problems in recruiting or retaining employees, our and our franchisees’ inability to recruit and retain qualified individuals could delay planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations, and cash flows. If we or our franchisees are unable to recruit and retain sufficiently qualified individuals, our business and our growth could be adversely affected. Competition for qualified employees could require us or our franchisees to pay higher wages, which could also result in higher labor costs.

We are locked into long-term and non-cancelable leases, and may be unable to renew leases at the ends of their terms.

Many of our restaurant leases are non-cancelable and typically have initial terms of up to 20 years and up to three renewal terms of five years that we may exercise at our option. Even if we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenue and profit, if any, generated at a relocated restaurant might not equal the revenue and profit generated at its prior location.

We and our franchisees are subject to extensive government regulations that could result in claims leading to increased costs and restrict our ability to operate or sell franchises.

We and our franchisees are subject to extensive government regulations at the federal, state, and local levels, including, but not limited to, regulations relating to preparation and sale of food, zoning and building codes, franchising, land use, and employee, health, sanitation, and safety matters. We and our franchisees are required to obtain and maintain a wide variety of government licenses, permits, and approvals. Difficulty or failure in obtaining these in the future could result in delaying or canceling the opening of new restaurants. Local authorities may suspend or deny renewal of our government licenses if they determine that our operations do not meet their standards for initial grant or renewal. This risk will increase if there is a major change in the licensing requirements affecting our types of restaurants.

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or to pay a monthly per-employee fee or penalty for non-compliance. We are evaluating the impact that this new law will have on our operations, and although we cannot predict with certainty the financial impact of the legislation, the law’s individual mandate may increase the number of employees taking part in our health insurance program, which could impact our results of operations beginning in 2015.

We are also subject to regulation by the Federal Trade Commission and subject to state laws that govern the offer, sale, renewal, and termination of franchises and our relationships with our franchisees. Failure to comply with these laws and regulations in any jurisdiction or to obtain required approvals could result in a ban on or temporary suspension of franchise sales, fines, or the requirement that we make a rescission offer to our franchisees, any of which could affect our ability to open new restaurants in the future and thus could materially and adversely affect our business and operating results. Any such failure could also subject us to liability to our franchisees.

We are increasingly subject to environmental regulations, which may increase our cost of doing business and affect the manner in which we operate. Environmental regulations could increase the level of our taxation and future regulations could impose restrictions or increase the costs associated with food, food packaging, and other supplies, transportation costs, and utility costs. Complying with environmental regulations may cause our results of operations to suffer. We cannot predict what environmental regulations or legislation will be enacted in the future, how existing or future environmental laws will be administered or applied, or the level of costs that we may incur to comply with, or satisfy claims relating to, such laws and regulations.

Legislation and regulations requiring the display and provision of nutritional information for our menu offerings, new information or attitudes regarding diet and health, or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.

Government regulation and consumer eating habits may impact our business as a result of changes in attitudes regarding diet and health or new information regarding the health effects of consuming our menu offerings. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings.

The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug, and Cosmetic Act to require that chain restaurants with 20 or more locations, operating under the same name and offering substantially the same menus, publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the U.S. Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.

Furthermore, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers, or have enacted legislation restricting the use of certain types of ingredients in restaurants. California, our largest market, is one of these, although its menu labeling law has been superseded by the PPACA.

While we believe that our food is generally healthier than that of our peers, customers may disagree or change their dining habits to avoid QSR-like restaurants altogether.

Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit or eliminate trans-fats and sodium in our menu offerings, or switch to higher-cost ingredients, or which may hinder our ability to operate in certain markets. Some jurisdictions have banned certain cooking ingredients, such as trans-fats, which a small number of our ingredients contain in trace amounts, or have discussed banning certain products, such as large sodas. Removal of these products and ingredients from our menus could affect product tastes, customer satisfaction levels, and sales volumes, whereas if we were to fail to comply with these laws or regulations, our business could experience a material adverse effect.

We cannot make any assurances regarding our ability to effectively respond to changes in consumer health perceptions, to successfully implement nutritional content disclosure requirements, or to adapt our menu offerings to trends in eating habits. The imposition of additional menu labeling laws could have an adverse effect on our results of operations and financial position, as well as on the restaurant industry in general.

We may become subject to liabilities arising from environmental laws that could likely increase our operating expenses and materially and adversely affect our business and results of operations.

We are subject to federal, state, and local laws, regulations, and ordinances that:

•	govern activities or operations that may have adverse environmental effects, such as discharges into the air and water, as well as waste handling and disposal practices for solid and hazardous wastes; and

•	impose liability for the costs of cleaning up, and the damage resulting from, sites of past spills, disposals, or other releases of hazardous materials.

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and subject to associated liabilities, including liabilities for clean-up costs, personal injury, or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our results of operations would be materially and adversely affected. See Item 1, “Business—Environmental Matters.”

We are required to pay our pre-IPO owners for certain tax benefits, which amounts are expected to be material.

We have entered into an income tax receivable agreement (the “TRA”) with our pre-IPO stockholders, which provides for payment by us to our pre-IPO stockholders of 85% of the amount of cash savings, if any, in federal, state, local, and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of an early termination by us or a change of control, as discussed under Item 13, “Certain Relationships and Related Transactions, and Director Independence—Income Tax Receivable Agreement”) as a result of the utilization of our net operating losses and other tax attributes attributable to periods prior to July 2014 together with interest accrued at a rate of LIBOR plus 200 basis points from the date the applicable tax return is due (without extension) until paid.

Our payments under the TRA may be material. As of December 31, 2014, we had an accrued payable related to this agreement of approximately $41 million.

TRA payment obligations are obligations of Holdings and not of its subsidiaries. The actual amounts and utilization of net operating losses and other tax attributes, as well as the amounts and timing of any payments under the TRA, will vary depending upon a number of factors, including the amount, character, and timing of Holdings’ and its subsidiaries’ taxable income in the future.

Our counterparties under the TRA will not reimburse us for any benefits that are subsequently disallowed, although any future payments would be adjusted to the extent possible to reflect the result of such disallowance. As a result, in such circumstances, we could make payments under the TRA greater than our actual cash tax savings.

If we undergo a change of control as defined in the TRA, the TRA will terminate, and we will be required to make a payment equal to the present value of expected future payments under the TRA, which payment would be based on certain assumptions, including assumptions related to our future taxable income. Additionally, if we or a direct or indirect subsidiary transfers any asset to a corporation with which we do not file a consolidated tax return, we will be treated as having sold that asset for its fair market value in a taxable transaction for purposes of determining the cash savings in income tax under the TRA. Any such payment resulting from a change of control or asset transfer could be substantial and could exceed our actual cash tax savings.

Risks Related to Ownership of Our Common Stock

If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Trimaran Capital Partners, its predecessors, affiliates, and certain funds managed by it (collectively, “Trimaran”) and Freeman Spogli & Co. and certain funds managed by it (collectively, “Freeman Spogli”) indirectly beneficially own approximately 34.2% and 19.6%, respectively, of our outstanding common stock. As a result, Trimaran and Freeman Spogli indirectly beneficially own shares sufficient for majority votes on all matters requiring stockholder votes, including: election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of our assets and other decisions affecting our capital structure; amendments to our certificate of incorporation or our by-laws; and our winding up and dissolution. While Trimaran Pollo Partners, L.L.C. (“LLC”), owns a majority of our common stock, Freeman Spogli will be able to instruct LLC, pursuant to LLC’s operating agreement, to vote in favor of the appointment of one member of our board of directors for so long as they hold 5% of the outstanding membership interests of LLC and Trimaran will be able to instruct LLC, pursuant to LLC’s operating agreement, to vote in favor of the appointment of the remaining members of our board of directors. For a further description of LLC’s limited liability company operating agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence—LLC Agreement.”

This concentration of ownership may delay, deter, or prevent acts that would be favored by our other stockholders. The interests of Trimaran and Freeman Spogli may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control of us. Also, Trimaran and Freeman Spogli may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership may adversely affect the trading price of our common stock, because investors may perceive disadvantages in owning shares of a company with significant stockholders. See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The interests of Trimaran and Freeman Spogli may conflict with ours or our stockholders’ in the future.

Trimaran and Freeman Spogli engage in a range of investing activities, including investments in restaurants and other consumer-related companies in particular. In the ordinary course of their business activities, Trimaran and Freeman Spogli may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of LLC or any of its officers, directors, employees, agents, shareholders, members, partners, principals, affiliates and managers (including, inter alia, Trimaran and Freeman Spogli) has a duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. Trimaran and Freeman Spogli also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Trimaran and Freeman Spogli may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment in us, even though those transactions might involve risks to you, such as debt-financed acquisitions.

As a controlled company, we are not subject to all of the corporate governance rules of the NASDAQ Global Select Market (the “NASDAQ”).

We are considered a “controlled company” under the rules of the NASDAQ. Controlled companies are exempt from the NASDAQ’s corporate governance rules requiring that listed companies have (i) a majority of the board of directors consist of “independent” directors under the listing standards of the NASDAQ, (ii) a nominating/corporate governance committee composed entirely of independent directors and a written nominating/corporate governance committee charter meeting the NASDAQ’s requirements, and (iii) a compensation committee composed entirely of independent directors and a written compensation committee charter meeting the requirements of the NASDAQ. We currently utilize and presently intend to continue to utilize these exemptions. As a result, we may not have a majority of independent directors, our nomination and corporate governance committee and compensation committee may not consist entirely of independent directors, and these committees may not be subject to annual performance evaluations. Accordingly, our stockholders may not have the same protections as afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ. See Item 10, “Directors, Executive Officers and Corporate Governance.”

We are a holding company with no operations, and we rely on our operating subsidiaries to provide us with the funds necessary to meet our financial obligations and to pay dividends.

We are a holding company with no material direct operations. Our principal assets are the equity interests that we indirectly hold in our operating subsidiary, EPL, which owns our operating assets. As a result, we are dependent on loans, dividends, and other payments from EPL, our operating company and indirect wholly owned subsidiary, and from EPL Intermediate, Inc. (“Intermediate”), our direct wholly owned subsidiary, to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. Although we do not expect to pay dividends on our common stock for the foreseeable future, if we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.

Under our secured revolving credit facility, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1 million per year to repurchase or redeem qualified equity interests of Holdings held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, (ii) pay under the TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5 million in other restricted payments per year, and (d) make other restricted payments, provided that such payments would not cause, in each case, on a pro forma basis, (x) its lease-adjusted consolidated leverage ratio to equal or exceed 4.25 times and (y) its consolidated fixed charge coverage ratio to be less than 1.75 times.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, because we intend to use cash flow generated by operations to grow our business. Our secured revolving credit facility restricts our ability to pay cash dividends on our common stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock.

As a public company, we incur significant costs to comply with the laws and regulations affecting public companies, which could harm our business and results of operations.

As a public company, we are subject to the reporting requirements of the Exchange Act and of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), to the listing requirements of the NASDAQ, and to other applicable securities statutes and regulations. These statutes and regulations have increased, and will continue to increase, our legal, accounting, and financial compliance costs, and have made, and will continue to make, some activities more time-consuming and costly, particularly after we cease to be an “emerging growth company,” as defined in the JOBS Act. For example, these statutes and regulations could make it more difficult and costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These statutes and regulations could also make it more difficult for us to attract and retain qualified individuals to serve on our board of directors, on board committees, or as executive officers. Our management and other personnel devote a substantial amount of time to compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

Our management team and other personnel devote a substantial amount of time to new compliance initiatives, and we may not successfully or efficiently manage our transition to being a public company. To comply with the requirements of being a public company, including the Sarbanes–Oxley Act, we may need to undertake various actions, such as implementing new internal controls and procedures, and hiring accounting or internal audit staff, which would require us to incur additional expenses, and could harm our results of operations.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes–Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and of stockholder approval of any golden parachute payments not previously approved. We may take advantage of some of these exemptions. If we do, we do not know if some investors will find our common stock less attractive as a result. The result may be a less-active trading market for our common stock and increased stock price volatility.

In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We can remain an “emerging growth company” for up to five years from our IPO, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.

We have not previously been required to assess the effectiveness of our internal control over financial reporting, and we may identify deficiencies when we are required to do so.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting, starting with our second annual report. We have not previously been subject to this requirement, and, in connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. We may not be able to remediate any future deficiencies in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with Section 404(a).

In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

The market price and trading volume of our common stock have been and may be volatile, which could result in rapid and substantial losses for our stockholders.

Prior to our IPO, there was no public market for our common stock. Shares of our common stock were sold in our IPO in July 2014 at a price of $15.00 per share, and our common stock has subsequently traded as high as $41.70. An active, liquid, and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has fluctuated and may continue to fluctuate, or may decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	variations in our quarterly or annual operating results;

•	changes in our earnings estimates, if provided, or differences between our actual financial and operating results and those expected by investors and analysts;

•	the contents of published research reports about us or our industry, or the failure of securities analysts to cover our common stock;

•	additions or departures of key management personnel;

•	any increased indebtedness that we may incur in the future;

•	announcements by us or others and developments affecting us;

•	actions by institutional stockholders;

•	litigation and governmental investigations;

•	legislative or regulatory changes;

•	judicial pronouncements interpreting laws and regulations;

•	changes in government programs;

•	changes in market valuations of similar companies;

•	speculation or reports by the press or investment community with respect to us or our industry in general;

•	announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic relationships, joint ventures, or capital commitments; and

•	general market, political, and economic conditions, including local conditions in the markets in which we operate.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.

In the future, we may attempt to obtain financing, or to further increase our capital resources, by issuing additional shares of our common stock or by offering other equity securities, or debt, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock. Opening new company-operated restaurants in existing and new markets could require substantial additional capital in excess of cash from operations. We would expect to finance the capital required for new company-operated restaurants through a combination of additional issuances of equity, corporate indebtedness, and cash from operations.

Issuing additional shares of our common stock or other equity securities or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our common stock, or both. In a liquidation, holders of any such debt securities or preferred stock, and lenders with respect to other borrowings, could receive distributions of our available assets prior to the holders of our common stock. Debt securities convertible into equity could be subject to adjustments in their conversion ratios under certain circumstances, increasing the number of equity securities issuable upon conversion. Preferred stock, if issued, could have a preference with respect to liquidating distributions, or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control that may adversely affect the amount, timing, or nature of our future offerings. Thus, holders of our common stock bear the risk that our future offerings may reduce the market price of our common stock and dilute their stockholdings in us.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur could also depress the market price of our common stock or impede our ability to raise equity capital. Following our follow-on offering in November 2014, approximately 34.2% and 19.6% of our outstanding common stock remains beneficially owned by Trimaran and Freeman Spogli, respectively, and able to be resold into the public markets in the future in accordance with the requirements of Rule 144.

Lock-up periods associated with either our IPO or our follow-on offering have expired, along with all restrictions associated with stock held by Trimaran, Freeman Spogli, and certain other stockholders. Shares beneficially owned by Trimaran and Freeman Spogli may be sold in the U.S. public market, subject to prior U.S. registration, if required, or in reliance upon an exemption from U.S. registration, including, in the case of shares held by affiliates or control persons, compliance with the volume and other restrictions of Securities Act Rules 144 and 701.

Pursuant to our stockholders agreement, LLC and, in certain instances, Freeman Spogli, may require us to file registration statements under the Securities Act at our expense, covering resales of our common stock held by them or LLC or piggyback on a registration statement in certain circumstances. Any such sales, or the prospect of any such sales, could materially impact the market price of our common stock. For a further description of our stockholders agreement, see Item 13, “Certain Relationships and Related Transactions, and Director Independence—Stockholders Agreement.”

The future issuance of additional common stock in connection with our incentive plan, acquisitions, or otherwise will dilute all other stockholdings.

As of February 28, 2015, we had an aggregate of 158,177,310 shares of common stock authorized, unissued, and not reserved for incentive plan issuance. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.

Delaware law, our organizational documents, and our existing and future debt agreements may impede or discourage a takeover, depriving our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and by-laws may make it difficult for, or prevent, a third party from acquiring control of us without the approval of our board of directors. Among other things, these provisions:

•	provide for a classified board of directors with staggered three-year terms;

•	do not permit cumulative voting in the election of directors, which would allow a minority of stockholders to elect director candidates;

•	delegate the sole power to a majority of the board of directors to fix the number of directors;

•	provide the power to our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorize the issuance of “blank check” preferred stock without any need for action by stockholders;

•	eliminate the ability of stockholders to call special meetings of stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and

•	provide that, on or after the date that LLC ceases to beneficially own at least 40% of the total votes eligible to be cast in the election of directors, a 75% supermajority vote will be required to amend or repeal provisions relating to, among other things, the classification of the board of directors, the filling of vacancies on the board of directors, and the advance notice requirements for stockholder proposals and director nominations.

In addition, our secured revolving credit facility imposes, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. Under our secured revolving credit facility, the occurrence of a change of control transaction can constitute an event of default permitting acceleration of the debt, thereby impeding our ability to enter into change of control transactions.

The foregoing factors, as well as significant common stock ownership by Trimaran and Freeman Spogli, could impede a merger, takeover, or other business combination, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, our restaurant system consisted of 415 restaurants, comprised of 172 company-operated restaurants and 243 franchised restaurants, located in California, Arizona, Nevada, Texas, and Utah. In addition, we currently license our brand to two restaurants in the Philippines, the licenses of which are currently set to expire in 2016. We have not included these two licensed restaurants as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation.

State	Company- Operated	Franchised	Total
California	149	210	359
Nevada	19	5	24
Arizona	1	18	19
Texas	2	9	11
Utah	1	1	2

Total	172	243	415

Our restaurants are either free-standing facilities, typically with drive-thru capability, or in-line. A typical restaurant generally ranges from 2,200 to 3,000 square feet, with seating for approximately 70 people. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, currently operating 12 and licensing three to franchisees. In addition, we operate 160 company-operated restaurants on leased real estate, an owned operating unit with additional parking on leased real estate, and have another 22 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have two closed units and two units subleased for uses other than El Pollo Loco.

We lease our headquarters, consisting of approximately 24,890 square feet in Costa Mesa, California, for a term expiring in 2018, plus one five-year extension option. Our headquarters is located at 3535 Harbor Boulevard, Suite 100, Costa Mesa, California 92626, and our telephone number is (714) 599-5000. We believe that our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

ITEM 3. LEGAL PROCEEDINGS

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against El Pollo Loco, Inc. (“EPL”), on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. We were served with the complaint on March 3, 2014. While we intend to vigorously defend against this action, including its class certification, the ultimate outcome of the case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment nor a likely range of damages in the event of an adverse judgment. Any settlement of, or judgment with a negative outcome arising from, this lawsuit could have a material adverse effect.

We are also involved in various other claims and legal actions that arise in the ordinary course of business. We do not believe that the ultimate resolution of these other actions will have a material adverse effect on our financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

ITEM 4. MINE SAFETY DISCLOSURE

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the NASDAQ under the symbol “LOCO” since July 25, 2014. Prior to that date, there was no established public trading market for our common stock.

The following table sets forth, for the periods indicated, the high and low intraday sale prices for our common stock on the NASDAQ, as reported by the NASDAQ. Such quotations represent interdealer prices without retail markup, markdown, or commission, and may not necessarily represent actual transactions.

	Low	High
Fiscal 2014:
Third Quarter (July 25, 2014—September 24, 2014)	$18.48	$41.70
Fourth Quarter (September 25, 2014—December 31, 2014)	$19.85	$38.78

As of February 27, 2015, the closing price per share of our common stock on the NASDAQ was $24.59.

As of February 27, 2015, there were approximately 10 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories. As of the same date, there were approximately 14,250 registered and beneficial accounts.

Dividend Policy

We do not expect to pay dividends in the foreseeable future because we intend to use cash flow generated by operations to grow our business. Any future determination otherwise will be at the discretion of our board of directors and depend upon our financial condition, results of operations, capital requirements, and other factors. In addition, the 2014 Revolver (defined below) restricts our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock.”

Issuer Purchases of Equity Securities

In the quarterly period ended December 31, 2014, neither we nor any affiliated purchaser made or had made on our or its behalf any purchases of equity securities, including for exercise price and tax withholdings related to awards under our compensation plans.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph and table illustrate the total return from July 25, 2014, through December 31, 2014, for (i) our common stock, (ii) the NASDAQ Composite Total Return Index, and (iii) the Standard and Poor’s Supercomposite Restaurants Index, assuming the investment of $100 at the beginning of the period (at the closing price on our first day of trading of $24.03), reinvestment of dividends, and no transaction costs.

The graph and table are furnished and not filed with the SEC, and are not incorporated by reference into any other filing. They are not a forecast of future performance.

Date	LOCO	NASDAQ Composite	S&P Supercomposite Restaurants Index
July 25, 2014	$100.00	$100.00	$100.00
July 30, 2014	143.82	100.31	100.12
August 27, 2014	131.25	102.87	99.34
September 24, 2014	148.65	102.61	99.36
October 29, 2014	152.77	102.54	99.08
November 26, 2014	116.35	108.11	104.87
December 31, 2014	83.10	107.02	105.22

ITEM 6. SELECTED FINANCIAL DATA

The following tables contain selected historical consolidated financial data as of and for fiscal 2014, 2013, and 2012, derived from our audited consolidated financial statements included elsewhere in this Annual Report. The selected historical financial data for fiscal 2011 is derived from audited consolidated financial statements not included in this Annual Report. You should read these tables in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the notes thereto.

	Fiscal Year
	2014	2013	2012	2011
Statement of Operations Data:
Revenue
Company-operated restaurant revenue	$322,516	$294,327	$274,928	$255,361
Franchise revenue	22,345	20,400	18,682	17,877

Total revenue	344,861	314,727	293,610	273,238
Cost of operations
Food and paper costs	102,611	93,589	85,428	78,873
Labor and related expenses	80,646	75,669	73,406	69,584
Occupancy and other operating expenses	68,538	63,150	61,636	59,269

Company restaurant expenses	251,795	232,408	220,470	207,726
General and administrative expenses	29,519	25,506	24,451	22,828
Franchise expenses	3,704	3,841	3,647	3,862
Depreciation and amortization	11,538	10,213	9,530	9,615
Loss on disposal of assets	646	868	966	197
Asset impairment and close-store reserves	1,033	(101)	1,494	2,014

Total expenses	298,235	272,735	260,558	246,242

Gain on disposition of restaurants	2,658	400	—	—

Income from operations	49,284	42,392	33,052	26,996
Interest expense, net	18,062	36,334	38,890	37,715
Early extinguishment of debt	9,718	21,530	—	20,173
Secondary offering expense	667	—	—	—
Income tax receivable agreement expense	41,382	—	—	—

Income (loss) before benefit (provision) for income taxes	(20,545)	(15,472)	(5,838)	(30,892)
Benefit (provision) for income taxes	63,008	(1,401)	(2,027)	(1,579)

Net income (loss)	$42,463	$(16,873)	$(7,865)	$(32,471)
Per Share Data:
Net income (loss) per share
Basic	$1.32	$(0.59)	$(0.27)	$(1.35)
Diluted	$1.24	$(0.59)	$(0.27)	$(1.35)
Weighted average shares used in computing net income (loss) per share
Basic	32,285,484	28,712,622	28,712,194	24,106,380
Diluted	34,346,241	28,712,622	28,712,194	24,106,380
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$26,085	$19,700	$19,409	$6,454
Net cash used in investing activities	(21,401)	(13,787)	(14,993)	(3,709)
Net cash provided by (used in) financing activities	(10,200)	(10,385)	(1,920)	(6,469)

	Fiscal Year
	2014	2013	2012
Balance Sheet Data—Consolidated (at period end):
Cash and cash equivalents	$11,499	$17,015	$21,487
Net property(1)	82,090	68,641	64,808
Total assets	455,306	416,942	417,898
Total debt(2)	165,846	289,242	274,621
Total stockholders’ equity	$210,400	$48,536	$64,587

(1)	Net property consists of property owned, net of accumulated depreciation and amortization.
(2)	Total debt consists of borrowings under the 2014 Revolver, 2013 Credit Agreements, and 2011 Financing Agreements (each, as defined in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Other Obligations”), and our capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with Item 6, “Selected Financial Data,” and our consolidated financial statements and the notes thereto included elsewhere in this report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” and Item 1A, “Risk Factors.” We assume no obligation to update any of these forward-looking statements.

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2012, 2013, and 2014 ended on December 26, 2012, December 25, 2013, and December 31, 2014, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second, and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2012 and 2013 were 52-week fiscal years. Fiscal 2014 was a 53-week fiscal year. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2014 refer to the fiscal year ended December 31, 2014.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken in front of our customers, operating in the LSR segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional QSRs, a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our engaging team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, sides, and, throughout the year, on a limited-time basis, alternative proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Poblano Avocado Burrito, Under 500 Calorie Mango Grilled Tostada, Ultimate Pollo Bowl, Baja Shrimp Tacos, and Chicken, Bacon & Guacamole Stuffed Quesadilla. Our freshly-prepared salsas and dressings are prepared daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced day-part mix.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure.

As of December 31, 2014, we had 415 locations in five states. In fiscal 2013, we opened two new company-operated and five new franchised restaurants. In fiscal 2014, we opened eleven new company-operated and five new franchised restaurants across Arizona, California, Nevada, and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. We believe that we are well-positioned for future growth, with a developed corporate infrastructure capable of supporting a future restaurant base that is greater than our existing one. Additionally, we believe that we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale. These growth rates are not guaranteed.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, comparable restaurant sales, company-operated average unit volumes, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2014, our restaurants generated company-operated restaurant revenue of $322.5 million and system-wide sales of $723.2 million, and system comparable sales increased 7.0%, consisting of company-operated restaurant comparable sales growth of 5.8% and franchised comparable sales growth of 8.0%. The company-operated comparable sales increase consisted of 2.5% transaction growth and 3.3% check growth. In fiscal 2014, for company-operated restaurants, our annual AUV was $1.9 million, restaurant contribution margin was 21.9%, and Adjusted EBITDA was $62.9 million.

Company-Operated Restaurant Revenue

Company-operated restaurant revenue consists of sales of food and beverages in company-operated restaurants net of promotional allowances, employee meals, and other discounts. Company-operated restaurant revenue in any period is directly influenced by the number of operating weeks in such period, the number of open restaurants, and comparable restaurant sales.

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December traffic and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company restaurant revenue and comparable restaurant sales may fluctuate.

Comparable Restaurant Sales

We closely monitor company, franchise, and total system comparable restaurant sales. Comparable restaurant sales reflect the change in year-over-year sales for the comparable company, franchise, and total system restaurant base. We define our comparable restaurant base to include those restaurants open for 15 months or longer. As of December 31, 2014, December 25, 2013, and December 26, 2012, there were 160, 165, and 165 restaurants, respectively, in our comparable company-operated restaurant base. As of December 31, 2014, December 25, 2013, and December 26, 2012, there were 237, 227, and 229 restaurants, respectively, in our comparable franchised restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.

Company-Operated Average Unit Volumes

We measure company-operated AUVs on both a weekly and an annual basis. Weekly AUVs consist of comparable restaurant sales over a seven-day period from Thursday to Wednesday. Annual AUVs are calculated using the following methodology: First, we divide our total net sales for all company-operated restaurants for the fiscal year by the total number of restaurant operating weeks during the same period. Second, we annualize that average weekly per-restaurant sales figure by multiplying it by 52. An operating week is defined as a restaurant open for business over a seven-day period from Thursday to Wednesday. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants, and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors, because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Management uses restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods, and to evaluate our restaurant financial performance compared with our competitors.

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2014	2013	2012
Company-operated restaurant revenue	$322,516	$294,327	$274,928
Company restaurant expenses	251,795	232,408	220,470

Restaurant contribution	$70,721	$61,919	$54,458
Restaurant contribution margin (%)	21.9%	21.0%	19.8%

New Restaurant Openings

The number of restaurant openings reflects the number of new restaurants opened by us and our franchisees during a particular reporting period. Before a new restaurant opens, we and our franchisees incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. New restaurants typically experience normal inefficiencies in the form of higher food and paper, labor, and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. The average start-up period after which our new restaurants’ revenue and expenses normalize is approximately eight to twelve weeks. When we enter new markets, we may be exposed to start-up times and restaurant contribution margins that are longer and lower than reflected in our average historical experience.

EBITDA and Adjusted EBITDA

EBITDA represents net income (loss) before interest expense, benefit (provision) for income taxes, depreciation, and amortization. Adjusted EBITDA represents net income (loss) before interest expense, benefit (provision) for income taxes, depreciation, amortization, and items that we do not consider representative of our on-going operating performance, as identified in the reconciliation table below.

EBITDA and Adjusted EBITDA as presented in this prospectus are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss), operating income, or any other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our on-going operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from such non-GAAP financial measures. We further compensate for the limitations in our use of non-GAAP financial measures by presenting comparable GAAP measures more prominently.

We believe that EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe that these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to compare our performance to that of our competitors.

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income (loss):

	Fiscal Year
	2014	2013	2012
Net income (loss)	$42,463	$(16,873)	$(7,865)
Non-GAAP adjustments:
(Benefit) provision for income taxes	(63,008)	1,401	2,027
Interest expense, net	18,062	36,334	38,890
Depreciation and amortization	11,538	10,213	9,530

EBITDA	$9,055	$31,075	$42,582

Stock based compensation expense(a)	1,093	822	860
Management fees(b)	343	624	612
Loss on disposal of assets(c)	646	868	966
Impairment and closures(d)	1,033	(101)	1,494
Early extinguishment of debt(e)	9,718	21,530	—
Gain on disposition of restaurants(f)	(2,658)	(400)	—
Secondary offering expense(g)	667	—	—
Income tax receivable agreement expense(h)	41,382	—	—
Tax credit expense(i)	415	—	—
Pre-opening costs(j)	1,215	201	320

Adjusted EBITDA	$62,909	$54,619	$46,834

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs paid to affiliates of Trimaran and Freeman Spogli up through our IPO. This agreement was cancelled in conjunction with the IPO.

(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(d)	Includes costs related to impairment of long-lived assets and closing restaurants. In 2013, we reversed a portion of the close-store reserves established in 2012, due to our subleasing, in 2013, of one of the reserved restaurants at a lower net cost than originally estimated.
(e)	Includes costs associated with our debt refinancing transactions in December 2014 and October 2013 and the repayment of our 2013 Second Lien Term Loan with a portion of the proceeds of our IPO in July 2014.
(f)	On September 24, 2014, we completed an agreement to sell six company-operated restaurants in the greater San Antonio area. This sale resulted in cash proceeds of $5.4 million, a decrement to goodwill of $650,000 and a net gain of $2.7 million. These six restaurants will now be franchised.
(g)	Includes costs related to our secondary offering of stock on November 25, 2014.
(h)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods.
(i)	Consists of the cost to obtain the tax credits recorded in the third and fourth quarters of 2014. $6.7 million of tax benefits were recorded to tax provision in the third and fourth quarters.
(j)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Highlights and Trends

Comparable Restaurant Sales

In fiscal 2014, 2013, and 2012, comparable restaurant sales system-wide increased 7.0%, 7.0%, and 9.9%, respectively. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 5.8% in fiscal 2014, 5.3% in fiscal 2013, and 8.6% in fiscal 2012. In fiscal 2014, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 3.3% and an increase in traffic of 2.5%. In fiscal 2013, the increase in company-operated comparable restaurant sales was driven by an increase in average check size of 2.7% and by traffic growth of 2.6%. In fiscal 2012, the increases in average check size and in transactions growth were 6.0% and 2.6%, respectively, for company-operated restaurants in our comparable base. In fiscal 2014, 2013, and 2012, comparable restaurant sales at franchised restaurants increased 8.0%, 8.8%, and 11.0%, respectively.

Restaurant Development

Since 2011, we have focused on repositioning our brand, improving operational efficiency and brand awareness, strengthening our management team, and refinancing our indebtedness in preparation for future growth. New restaurant development is expected to be a key driver of our growth strategy. In fiscal 2014, we opened eleven company-operated restaurants, and our franchisees opened five new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2014, we and our franchisees each closed one restaurant. Our restaurant counts at the end of each of the last three years are as follows:

	Fiscal Year
	2014	2013	2012
Company-operated restaurant activity:
Beginning of period	168	169	165
Openings	11	2	4
Restaurant sale to franchisee	(6)	—	—
Closures	(1)	(3)	—

Restaurants at end of period	172	168	169
Franchised restaurant activity:
Beginning of period	233	229	229
Openings	5	5	3
Restaurant sale to franchisee	6	—	—
Closures	(1)	(1)	(3)

Restaurants at end of period	243	233	229
Total restaurant activity:
Beginning of period	401	398	394
Openings	16	7	7
Closures	(2)	(4)	(3)

Restaurants at end of period	415	401	398

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of December 31, 2014, together we had remodeled 85 company-operated and 129 franchised restaurants, or 214 system-wide, over 50% of our restaurant system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $270,000 per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

2014 Refinancing

In December 2014, we refinanced our $15 million first lien revolving credit facility (the “2013 Revolver”) and a $190 million first lien term loan facility (the “2013 First Lien Term Loan,” and, together with the 2013 Revolver, the “2013 First Lien Credit Agreement”) by entering into a $200 million first lien revolving credit facility (the “2014 Revolver”) (such refinancing, the “2014 Refinancing”). The 2014 Revolver carries longer maturities and lower interest rates than the indebtedness that it replaced. Following the completion of the 2014 Refinancing, our interest expense declined by approximately $6 million on an annualized basis, or approximately 17% of our $36.3 million of interest expense in fiscal 2013.

2013 Refinancing

In October 2013, we refinanced our $12.5 million first lien revolving credit facility, $170 million first lien term loan facility, and $105 million 17% Second Priority Senior Secured Notes due 2018 (collectively, the “2011 Financing Agreements”) by entering into the 2013 First Lien Credit Agreement and a $100 million second lien term loan facility (the “2013 Second Lien Term Loan,” and, together with the 2013 First Lien Credit Agreement, the “2013 Credit Agreements”) (such refinancing, the “2013 Refinancing”). The 2013 Credit Agreements carried longer maturities and lower interest rates than the indebtedness that they replaced. Following the completion of the 2013 Refinancing, our interest expense declined by approximately $17.8 million on an annualized basis, or approximately 49% of our $36.3 million of interest expense in fiscal 2013. We repaid in full the 2013 Second Lien Term Loan with the majority of the net proceeds from our IPO.

Critical Accounting Policies and Use of Estimates

The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances in making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this report.

Revenue Recognition

We record revenue from company-operated restaurants as food and beverage products are delivered to customers and payment is tendered at the time of sale. We present sales net of sales-related taxes and promotional allowances. In the case of gift card sales, we record revenue when the gift card is redeemed by the customer. We record royalties from franchised restaurant sales based on a percentage of restaurant revenues in the period that the related franchised restaurants’ revenues are earned. Franchise fees and area development fees are recognized as income when all material services or conditions relating to the sale of the franchise have been substantially performed or satisfied by us. Both franchise fees and area development fees generally are recognized as income upon the opening of a franchised restaurant or upon termination of the related agreements.

Goodwill and Indefinite-Lived Intangible Assets, Net

Intangible assets consist primarily of goodwill and trademarks.

We do not amortize our goodwill and indefinite-lived intangible assets. We perform an annual impairment test for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our annual goodwill impairment assessment at December 31, 2014, we performed a qualitative assessment and concluded that the fair value of the reporting unit to which goodwill was assigned exceeded our book equity. Accordingly, we did not identify any goodwill impairment.

We perform an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our impairment test for indefinite-lived intangible assets at December 31, 2014, we performed a qualitative assessment and concluded that the fair value of the indefinite-lived intangible assets exceeded their carrying value and that there was no impairment.

These assumptions used in our estimates of fair value are generally consistent with past performance and are also consistent with the projections and assumptions that we use in our forward-looking operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions. Changes in these estimates and assumptions could materially affect our determinations of fair value and impairment.

Long-Lived Assets

We state the value of our property and equipment, including primarily leasehold improvements and restaurant equipment, furniture, and fixtures, at cost, minus accumulated depreciation and amortization. We calculate depreciation using the straight-line method of accounting over the estimated useful lives of the related assets. We amortize our leasehold improvements using the straight-line method of accounting over the shorter of the lease term (including reasonably assured renewal periods) or the estimated useful lives of the related assets. We expense repairs and maintenance as incurred, but capitalize major improvements and betterments. We make judgments and estimates related to the expected useful lives of those assets that are affected by factors such as changes in economic conditions and changes in operating performance. If we change our assumptions in the future, we may be required to record impairment charges for these assets.

Insurance Reserves

We are responsible for workers’ compensation, general, and health insurance claims up to a specified amount. We maintain a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. In estimating our insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. Our actuarial assumptions are closely monitored and adjusted when warranted by changing circumstances. Should claims occur or medical costs increase in greater amounts than we have expected, accruals may not be sufficient, and we may record additional expenses.

Accounting for Lease Obligations

We lease a substantial number of our restaurant properties. At the inception of each lease, we evaluate the property and the lease to determine whether the lease is an operating lease or a capital lease. This lease accounting evaluation may require significant judgment in determining the fair value and useful life of the leased property and the appropriate lease term. The lease term used for the evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured because failure to exercise such an option would result in an economic penalty. Such an economic penalty would typically result from our having to abandon a building or fixture with remaining economic value upon vacating a property.

Franchise Operations

We sublease a number of restaurant properties to our franchisees. As such, we remain principally liable for the underlying leases. If sales trends or economic conditions worsen for our franchisees, their financial health may worsen, our collection rates may decline, and we may be required to assume the responsibility for additional lease payments on what are presently franchised restaurants.

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 31, 2014, we had federal and state net operating loss (“NOL”) carryforwards of $116 million and $134 million, respectively. These NOLs expire beginning in 2025 and 2015, respectively.

A valuation allowance is required when there is significant uncertainty as to the realizability of deferred tax assets. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

•	future reversals of existing taxable temporary differences;

•	future taxable income or loss, exclusive of reversing temporary differences and carryforwards;

•	tax-planning strategies; and

•	taxable income in prior carryback years.

At December 25, 2013, we maintained a full valuation allowance against our deferred tax assets. After evaluating all of the positive and negative evidence, including our continued income from operations, reduction in interest expense resulting from the 2014 and 2013 refinancing of debt and from our completed IPO and the resultant repayment of the 2013 Second Lien Term Loan, we concluded that it was more likely than not that our deferred tax assets would be recovered. As a result, in fiscal 2014, we released our valuation allowance totaling approximately $65 million. We had previously maintained a full valuation allowance on our deferred tax assets, as we had been experiencing continuing taxable losses, and accordingly did not recognize a benefit for NOL carryforwards or other deferred tax assets in fiscal 2013 and 2012.

We will continue to reevaluate the continued need for either a full or partial valuation allowance. Relevant factors include:

•	current financial performance;

•	our ability to meet short-term and long-term financial and taxable income projections;

•	the overall market environment; and

•	the volatility and trends in the industry in which we operate.

All of the factors that we consider in evaluating treatment of a deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of “cumulative losses in recent years” that can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because our financial results are significantly dependent upon industry trends. Any change in our valuation allowance will significantly impact our financial results in the period of that change.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position we take has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the responsible authorities. The term “more likely than not” means a likelihood of more than 50%. Otherwise, we may not recognize any of the potential tax benefits associated with that position. We recognize a benefit for a tax position that meets the “more likely than not” criterion as the largest amount of tax benefit that is greater than 50% likely to be realized upon its effective resolution. Unrecognized tax benefits involve our judgment regarding the likelihood of a benefit being sustained. The final resolutions of uncertain tax positions could result in adjustments to recorded amounts and affect our results of operations, financial position, and cash flows. However, we anticipate that any such adjustments would not materially impact our financial statements.

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, we amended the 2013 First Lien Credit Agreement to permit dividend payments to us by our subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate, while the 2013 First Lien Credit Agreement was outstanding. In fiscal 2014, we incurred charges totaling approximately $41 million relating to the present value of our total estimated TRA payments. We are permitted to make TRA payments under the 2014 Revolver. The TRA charge of $41 million is a permanent add-back to the Company’s taxable income that resulted in approximately $14 million of tax expense for 2014.

In addition, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits.

Stock-Based Compensation

We measure and recognize compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. The options granted in fiscal 2012 had a three-year vesting period (with 25% of the options vesting immediately), while the options granted in fiscal 2013 and 2014 had a four-year vesting period. For options that are based on performance requirements, costs are recognized over the periods to which the performance criteria relate.

In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, we utilize the Black–Scholes option pricing model, and we have developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free interest rate. These assumptions generally require significant judgment. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. Expected volatility is estimated using four publicly-traded peer companies in our market category. These are selected based on similarities of size and other financial and operational characteristics. Volatility is calculated with reference to the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term. We calculate the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of our employee stock options. We do not anticipate paying any cash dividends for the foreseeable future and therefore use an expected dividend yield of zero for option valuation purposes.

The following table summarizes the assumptions relating to our stock options for fiscal 2014, 2013, and 2012.

	Fiscal Year
	2014	2013	2012
Risk-free interest rates	1.70% to 1.72%	1.15% to 1.99%	1.02%
Expected term	5.75 years	6.25 years	5.75 years
Expected dividend yield	0%	0%	0%
Volatility	32.4% to 41.0%	40.6%	39.0%

If in the future we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected life, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our general and administrative expense.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2014, 2013, and 2012. We will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 to our consolidated financial statements included elsewhere in this report.

Key Financial Definitions

Revenue

Our revenue is derived from two primary sources: company-operated restaurant revenue and franchise revenue, the latter of which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income.

Food and Paper Costs

Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable in nature, change with sales volume, are impacted by menu mix, and are subject to increases or decreases in commodity costs.

Labor and Related Expenses

Labor and related expenses include wages, payroll taxes, workers’ compensation expense, benefits, and bonuses paid to our restaurant management teams. Like other expense items, we expect labor costs to grow proportionately as our restaurant revenue grows. Factors that influence labor costs include minimum wage and payroll tax legislation, the frequency and severity of workers’ compensation claims, health care costs, and the performance of our restaurants.

Occupancy Costs and Other Operating Expenses

Occupancy costs include rent, common area maintenance, and real estate taxes. Other restaurant operating expenses include the costs of utilities, advertising, credit card processing fees, restaurant supplies, repairs and maintenance, and other restaurant operating costs.

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support the development and operations of our restaurants, including compensation and benefits, travel expenses, stock compensation costs, legal and professional fees, and other related corporate costs. Also included are pre-opening costs, and expenses above the restaurant level, including salaries for field management, such as area and regional managers, and franchise field operational support.

Franchise Expenses

Franchise expenses are primarily comprised of rent expenses incurred on properties leased by us and then sublet to franchisees, and expenses incurred in support of franchisee information technology systems.

Depreciation and Amortization

Depreciation and amortization primarily consist of the depreciation of fixed assets, including leasehold improvements and equipment.

Loss on Disposal of Assets

Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

Asset Impairment and Close-Store Reserves

We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate a carrying value of the assets that may not be recoverable, and record an impairment charge when appropriate. Closure costs include non-cash restaurant charges such as up-front expensing of unpaid rent remaining on the life of a lease.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized at cost over the life of the related debt.

Early Extinguishment of Debt

In October 2013, we refinanced the 2011 Financing Agreements by entering into the 2013 Credit Agreements, which included longer maturities and lower interest rates than the indebtedness that they replaced. The proceeds from our IPO in July 2014 were primarily used to repay the 2013 Second Lien Term Loan. In December 2014, we refinanced our then-existing debt, replacing the 2013 Revolver and the 2013 First Lien Term Loan with the 2014 Revolver. As a result of the 2013 Refinancing, the repayment of the 2013 Second Lien Term Loan, and the 2014 Refinancing, in both fiscal 2014 and 2013 we incurred charges for prepayment penalties and fees, call premium, accelerated accretion, and write-off of deferred financing costs and fees and of unamortized discount.

Benefit (Provision) for Income Taxes

Benefit (provision) for income taxes consists of federal and state taxes on our income.

Results of Operations

Fiscal Year 2014 Compared to Fiscal Year 2013

Our operating results for the fiscal years ended December 31, 2014, and December 25, 2013, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated revenue, are compared below:

	Fiscal Year
	2014 (53-Weeks)		2013 (52-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statement of Operations Data:
Revenue
Company-operated restaurant revenue	$322,516	93.5	$294,327	93.5	$28,189	9.6
Franchise revenue	22,345	6.5	20,400	6.5	1,945	9.5

Total revenue	344,861	100.0	314,727	100.0	30,134	9.6
Cost of operations
Food and paper costs	102,611	31.8	93,589	31.8	9,022	9.6
Labor and related expenses	80,646	25.0	75,669	25.7	4,977	6.6
Occupancy and other operating expenses	68,538	21.3	63,150	21.5	5,388	8.5

Company restaurant expenses	251,795	78.1	232,408	79.0	19,387	8.3
General and administrative expenses	29,519	8.6	25,506	8.1	4,013	15.7
Franchise expenses	3,704	1.1	3,841	1.2	(137)	(3.6)
Depreciation and amortization	11,538	3.3	10,213	3.2	1,325	13.0
Loss on disposal of assets	646	0.2	868	0.3	(222)	(25.6)
Asset impairment and close-store reserves	1,033	0.3	(101)	(0.0)	1,134	(1,122.8)

Total expenses	298,235	86.5	272,735	86.7	25,500	9.3

Gain on disposition of restaurants	2,658	0.8	400	0.1	2,258	564.5

Income from operations	49,284	14.3	42,392	13.5	6,892	16.3
Interest expense, net	18,062	5.2	36,334	11.5	(18,272)	(50.3)
Early extinguishment of debt	9,718	2.8	21,530	6.8	(11,812)	(54.9)
Secondary offering expense	667	0.2	—	—	667	—
Income tax receivable agreement expense	41,382	12.0	—	—	41,382	—

Income (loss) before benefit (provision) for income taxes	(20,545)	(6.0)	(15,472)	(4.9)	(5,073)	32.8
Benefit (provision) for income taxes	63,008	18.3	(1,401)	(0.4)	(64,409)	(4,597.4)

Net income (loss)	$42,463	12.3	$(16,873)	(5.4)	$59,336	(351.7)

Company-Operated Restaurant Revenue

In fiscal 2014, company-operated restaurant revenue increased $28.2 million, or 9.6%, due primarily to an increase in company-operated comparable restaurant sales of $16.8 million, or 5.8%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 3.3% and an increase in traffic of 2.5% compared to the prior year. Company-operated restaurant revenue was also favorably impacted by $8.8 million of additional sales from new restaurants and $4.6 million for the additional week of operations in a 53-week fiscal year, and was partially offset by $2.0 million of lost sales from closed restaurants which operated for the full year in fiscal 2013.

Franchise Revenue

In fiscal 2014, franchise revenue increased $1.9 million, or 9.5%. This increase was due primarily to increases in franchised comparable restaurant sales of 8.0%, $0.3 million related to the buyout of a sublease agreement in which the franchisee entered into a direct lease with the landlord of the property, $0.1 million for the additional week of franchise revenue recognized in a 53-week fiscal year, and $0.1 million in higher franchise agreement renewal fees. This increase was partially offset by the negative impacts of the closure of one franchised restaurant in each of fiscal 2014 and 2013.

Food and Paper Costs

Food and paper costs increased $9.0 million in fiscal 2014, due to an $8.0 million increase in food costs and a $1.0 million increase in paper costs. This increase was due primarily to higher sales volume and to higher commodity costs. Food and paper costs as a percentage of company-operated restaurant revenue were 31.8% in both fiscal 2014 and 2013. This percentage was flat due to higher commodity costs, offset by increases in average check size, due to menu price increases in the fourth quarter of 2013 and the third and fourth quarters of 2014.

Labor and Related Expenses

Payroll and benefit expenses increased $5.0 million in fiscal 2014, compared to fiscal 2013. This increase was due primarily to increased labor costs resulting from higher sales volume, additional labor needs arising from the opening of eleven new restaurants in fiscal 2014 and two new restaurants in fiscal 2013, and a minimum wage increase in California in the third quarter of fiscal 2014. These increases were partially offset by lower medical insurance costs, due to lower claims activity. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.0% in fiscal 2014, compared to 25.7% in fiscal 2013. This decrease was due primarily to increased revenue, the relatively fixed nature of restaurant management labor costs, menu price increases, and lower medical insurance costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $5.4 million in fiscal 2014, compared to fiscal 2013. This increase was due primarily to (i) a $1.4 million increase in utility costs, due primarily to higher gas and electric costs and additional utility costs as a result of new restaurants opened in 2014 and 2013, (ii) a $2.1 million increase in advertising costs, which drove higher sales and to additional advertising contributions in the Los Angeles market in the second and part of the third quarter of 2014, (iii) a $1.0 million increase in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in 2014 and 2013, and (iv) a $0.9 million increase in operating expense, resulting primarily from higher credit and debit card processing fees and various other operating-related expenses. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.3% in fiscal 2014, compared to 21.5% in fiscal 2013. This decrease is primarily due to higher revenue and the relatively fixed nature of occupancy costs, partially offset by the higher expenses discussed above.

General and Administrative Expenses

General and administrative expenses increased $4.0 million in fiscal 2014. The increase was due primarily to (i) a $2.1 million increase in payroll expense, due primarily to an increase in corporate employees and an additional week of operations payroll expense recognized for a fifty-third week in fiscal 2014, partially offset by lower medical costs, due primarily to lower medical claims activity, (ii) a $0.8 million increase in professional fees, due primarily to costs associated with our IPO and with securing federal and state tax credits, and (iii) a $1.0 million increase in restaurant opening costs, due primarily to increased company-operated restaurant openings in 2014 as compared to 2013. General and administrative expenses as a percentage of total revenue were 8.6% in fiscal 2014, compared to 8.1% in fiscal 2013. This increase was due primarily to the higher costs noted above, partially offset by increased revenue.

Gain on Disposition of Restaurants

On September 24, 2014, we completed an agreement to sell six company-operated restaurants in the greater San Antonio area to AA Pollo, resulting in cash proceeds of $5.4 million. Goodwill was decremented by $650,000, based on a calculation of the fair value of the restaurants sold relative to the fair value of the reporting unit retained. We recognized a net gain of $2.7 million on this transaction, which is recorded as a gain on disposition of restaurants in the accompanying statement of operations. These six restaurants are now included in our franchised restaurant totals.

Interest Expense, Net

Interest expense, net, decreased $18.3 million in fiscal 2014, compared to fiscal 2013. This decrease was due primarily to the 2013 Refinancing, which reduced the interest rate on our debt, to the repayment of the 2013 Second Lien Term Loan with IPO proceeds, and to the 2014 Refinancing in the fourth quarter of fiscal 2014, which further reduced the interest rate on our debt.

Early Extinguishment of Debt

The proceeds from our IPO in July 2014 were primarily used to repay the 2013 Second Lien Term Loan. In conjunction with this repayment, we incurred an extinguishment of debt charge of $5.1 million, consisting of $1.5 million in call premium, $2.7 million related to the write-off of remaining unamortized deferred finance costs, and $0.9 million relating to the write-off of unamortized discount. In December 2014, in conjunction with our 2014 Refinancing, the 2013 First Lien Term Loan was repaid in full, which resulted in a $4.6 million extinguishment of debt charge, consisting of $3.9 million related to the write-off of deferred financing costs and $0.7 million related to the write-off of unamortized discount.

Secondary Offering Expense

After our IPO in July 2014, we had a follow-on offering of shares on November 25, 2014. In conjunction with this secondary offering, we incurred approximately $0.7 million in charges for underwriting discounts, commissions, and professional fees and expenses related to this transaction.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA (see Item 13, “Certain Relationships and Related Transactions, and Director Independence—Income Tax Receivable Agreement”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, we amended the 2013 First Lien Credit Agreement to permit dividend payments to us by our subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate, while the 2013 First Lien Credit Agreement was outstanding. In fiscal 2014, we incurred charges totaling approximately $41 million relating to the present value of our total estimated TRA payments. We are permitted to make TRA payments under the 2014 Revolver.

Benefit (Provision) for Income Taxes

In fiscal 2014, we recorded an income tax benefit of $63.0 million, compared to an income tax provision of $1.4 million in fiscal 2013. After evaluating all of the positive and negative evidence, including our continued profitability and the reduction in interest expense resulting from the 2013 Refinancing and from our completed IPO and the resultant repayment of the 2013 Second Lien Term Loan, we concluded that it was more likely than not that our deferred tax assets would be realized. As a result, in fiscal 2014, we released our valuation allowance of approximately $65 million. In addition, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits.

Fiscal Year 2013 Compared to Fiscal Year 2012

Our operating results for the fiscal years ended December 25, 2013, and December 26, 2012, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated revenue, are compared below:

	Fiscal Year
	2013		2012		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statement of Operations Data:
Revenue
Company-operated restaurant revenue	$294,327	93.5	$274,928	93.6	$19,399	7.1
Franchise revenue	20,400	6.5	18,682	6.4	1,718	9.2

Total revenue	314,727	100.0	293,610	100.0	21,117	7.2
Cost of operations
Food and paper costs	93,589	31.8	85,428	31.1	8,161	9.6
Labor and related expenses	75,669	25.7	73,406	26.7	2,263	3.1
Occupancy and other operating expenses	63,150	21.5	61,636	22.4	1,514	2.5

Company restaurant expenses	232,408	79.0	220,470	80.2	11,938	5.4
General and administrative expenses	25,506	8.1	24,451	8.3	1,055	4.3
Franchise expenses	3,841	1.2	3,647	1.2	194	5.3
Depreciation and amortization	10,213	3.2	9,530	3.2	683	7.2
Loss on disposal of assets	868	0.3	966	0.3	(98)	(10.1)
Asset impairment and close-store reserves	(101)	(0.0)	1,494	0.5	(1,595)	(106.8)

Total expenses	272,735	86.7	260,558	88.7	12,177	4.7

Gain on disposition of restaurants	400	0.1	—	—	400	—

Income from operations	42,392	13.5	33,052	11.3	9,340	28.3
Interest expense, net	36,334	11.5	38,890	13.3	(2,556)	(6.6)
Early extinguishment of debt	21,530	6.8	—	—	21,530	—

Loss before provision for income taxes	(15,472)	(4.9)	(5,838)	(2.0)	(9,634)	165.0
Provision for income taxes	(1,401)	(0.4)	(2,027)	(0.7)	626	(30.9)

Net loss	$(16,873)	(5.4)	$(7,865)	(2.7)	$(9,008)	114.5

Company-Operated Restaurant Revenue

Company-operated restaurant revenue increased $19.4 million, or 7.1%, in fiscal 2013, primarily due to an increase in company-operated comparable restaurant sales of $14.1 million, or 5.3%. The growth in company-operated comparable sales was primarily the result of an increase in average check size of 2.7% and an increase in traffic of 2.6% compared to the prior year. Company-operated restaurant revenue was also favorably impacted by $6.8 million of additional sales from restaurants not in the comparable restaurant base. This increase was partially offset by $2.4 million of lost sales from the closure of certain restaurants in fiscal 2013.

Franchise Revenue

Franchise revenue increased $1.7 million, or 9.2%, in fiscal 2013, primarily due to higher franchised comparable restaurant sales of 8.8%, $0.2 million in higher franchise fees due to five new franchised restaurants that opened in fiscal 2013, and franchise agreement renewal fees. This increase was partially offset by the negative impact of the closure of one franchised restaurant in fiscal 2013 and of three closures in fiscal 2012.

Food and Paper Costs

Food and paper costs increased $8.2 million in fiscal 2013, consisting of a $7.5 million increase in food costs and a $0.7 million increase in paper costs. The increase in food and paper costs was primarily due to higher revenue and higher product costs related to chicken and packaging. Food and paper costs as a percentage of total revenue were 31.8% in fiscal 2013 compared to 31.1% in fiscal 2012. The percentage increase resulted primarily from food cost inflation and increases in packaging costs, partially offset by menu price increases.

Labor and Related Expenses

Payroll and benefit expenses increased $2.3 million in fiscal 2013, primarily due to increased labor costs resulting from higher sales and additional labor needs arising from the opening of two new restaurants in fiscal 2013 and four new restaurants in fiscal 2012. This increase was partially offset by decreased labor needs relating to three restaurants that closed in fiscal 2013, and by a $0.3 million decrease in group health insurance expense due to lower year-over-year medical claims. Payroll and benefit expenses as a percentage of total revenue were 25.7% in fiscal 2013, compared to 26.7% in fiscal 2012. This decrease was primarily due an increase in revenue, the relatively fixed nature of labor costs, and the decrease in group health insurance expense noted above.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $1.5 million in fiscal 2013, primarily due to an increase in operating expenses, resulting primarily from a $0.8 million increase in operating supply costs and credit and debit card processing fees primarily due to higher sales and a higher percentage of credit card transactions, a $0.7 million increase in advertising costs primarily due to higher company-operated restaurant revenue, and a $0.4 million increase in occupancy expense primarily due to the new restaurants that opened in fiscal 2013 and 2012. These increases were partially offset by decreases in utilities, primarily due to lower natural gas costs, and repairs and maintenance costs. Occupancy and other operating expenses as a percentage of total revenue were 21.5% in fiscal 2013, compared to 22.4% in fiscal 2012. This decrease was primarily due to higher restaurant revenue, partially offset by the higher expenses discussed above.

General and Administrative Expenses

General and administrative expenses increased $1.1 million in fiscal 2013, primarily due to a $0.6 million increase in legal fees due to an increase in litigation activity, a $0.4 million increase in payroll expense primarily due to the upgrade of various administrative positions to higher salary levels, and higher severance costs due to the departure of one of our senior managers. These increases were partially offset by a decrease in group health insurance primarily due to a decrease in claims. General and administrative expense as a percentage of total revenue was 8.1% in fiscal 2013, compared to 8.3% in fiscal 2012. This decrease was primarily due to higher total revenue, partially offset by the increase in general and administrative expenses discussed above.

Franchise Expenses

Franchise expense increased by $0.2 million in fiscal 2013, primarily due to higher lease expense resulting from increased rents tied to percentage of sales calculations.

Depreciation and Amortization

Depreciation and amortization increased $0.7 million in fiscal 2013, primarily due to the increase in the number of new restaurants and additional equipment related to our remodeling program, partially offset by the closure of three company-operated restaurants in fiscal 2013. Depreciation and amortization as a percentage of total revenue was 3.2% for both fiscal 2013 and 2012.

Asset Impairment and Close-Store Reserves

Asset impairment and close-store reserve expense decreased $1.6 million to a gain of $0.1 million in fiscal 2013, primarily due to a decrease of $1.6 million in close-store reserves. The 2012 close-store reserve expense resulted from the establishment of a reserve for four restaurants that were anticipated to be closed, while the 2013 gain resulted from the partial reversal in 2013 of the 2012 reserve costs, due to our subleasing one of the reserved restaurants at a lower net cost than originally estimated.

Gain on Disposition of Restaurants

In fiscal 2013, a $0.4 million gain was recognized relating to a restaurant that was closed as a result of an eminent domain purchase by the State of California.

Interest Expense, Net

Interest expense, net, decreased $2.6 million in fiscal 2013, primarily due to a reduction in the interest rate on our debt, resulting from the 2013 Refinancing.

Early Extinguishment of Debt

We recorded a $21.5 million charge in fiscal 2013 related to the early extinguishment of debt. This charge resulted from call premiums of $7.9 million, a write-off of deferred financing costs of $8.4 million, and accelerated accretion of $5.2 million resulting from the 2013 Refinancing. As a result of the 2013 Refinancing, we incurred banking fees, early repayment penalties, and other related costs.

Provision for Income Taxes

Despite having a net loss in both fiscal 2013 and 2012, our provision for income taxes consisted of income tax expense of $1.4 million in fiscal 2013 and $2.0 million in fiscal 2012, primarily related to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of December 25, 2013, and December 26, 2012.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our secured revolving credit facility. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations, and working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for them. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations and expansion plans for at least the next 12 months.

In October 2013, we refinanced the 2011 Financing Agreements by entering into the 2013 Credit Agreements. These senior secured credit facilities carried longer maturities and lower interest rates than the indebtedness that they replaced.

On July 30, 2014, we closed our IPO, the majority of the proceeds of which were used to repay our 2013 Second Lien Term Loan.

In December 2014, we refinanced the 2013 First Lien Credit Agreement by entering into the 2014 Revolver, which carried a longer maturity and a lower interest rate than the indebtedness that it replaced.

The following table presents summary cash flow information for the periods indicated (in thousands).

	Fiscal Year
(Amounts in thousands)	2014	2013	2012
Net cash provided by (used in)
Operating activities	$26,085	$19,700	$19,409
Investing activities	(21,401)	(13,787)	(14,993)
Financing activities	(10,200)	(10,385)	(1,920)

Net (decrease) increase in cash	$(5,516)	$(4,472)	$2,496

Operating Activities

In fiscal 2014, net cash provided by operating activities increased by $6.4 million compared to fiscal 2013. This was due primarily to (i) increased revenue, due primarily to company-operated comparable restaurant sales growth, and (ii) lower interest payments, due to the 2013 Refinancing and our IPO, the majority of the proceeds of which were used to repay the 2013 Second Lien Term Loan. The increases above were partially offset by a reduction in payable balance to our primary food distributor, which resulted in early pay discounts and lower cost to the Company.

In fiscal 2013, net cash provided by operating activities increased by $0.3 million as cash generated by increased revenue was partially offset by an increase in cash payments for interest expense due to the 2013 Refinancing, which required payment of accrued interest through its date of closing.

Investing Activities

In fiscal 2014, net cash used in investing activities increased by $7.6 million compared to fiscal 2013. This was due primarily to increased capital expenditures related to new restaurants, partially offset by sales proceeds from the San Antonio transaction. In fiscal 2014, we incurred capital expenditures of approximately $26.8 million, consisting of $15.6 million related to new restaurants, $7.5 million related to the remodeling of existing restaurants, and $3.7 million related to maintenance and other corporate capital expenditures.

In fiscal 2013, cash used in investing activities declined by $1.2 million versus fiscal 2012, primarily due to reduced capital expenditures. Capital expenditures consist of cash paid related to new restaurant construction, the remodel and maintenance of existing restaurants, and other corporate expenditures.

Financing Activities

In fiscal 2014, net cash used by financing activities decreased by $0.2 million compared to fiscal 2013. This was due primarily to proceeds from our IPO which were used for the repayment of the 2013 Credit Agreements, along with cash from our balance sheet.

In fiscal 2013, cash used in financing activities increased by $8.5 million versus fiscal 2012, primarily due to costs incurred to refinance the 2011 Financing Agreements.

Debt and Other Obligations

New Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At

December 31, 2014, $7.4 million of letters of credit were outstanding and $27.6 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% and 1.50%. The margin is initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the period ended March 25, 2015.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at December 31, 2014.

Under the 2014 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its income tax receivable agreement (the “TRA”), and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5 million in other restricted payments per year, and (d) make other restricted payments, provided that such payments would not cause, in each case, on a pro forma basis, (x) its lease-adjusted consolidated leverage ratio to equal or exceed 4.25 times and (y) its consolidated fixed charge coverage ratio to be less than 1.75 times.

Prior Credit Agreements

On October 11, 2013, the Company refinanced its debt, with EPL entering into the 2013 Credit Agreements, including the 2013 First Lien Term Loan and the 2013 Second Lien Term Loan (together, the “2013 Term Loans”). The proceeds received from the 2013 Term Loans on October 11, 2013, plus $14.4 million of cash on hand, were used to pay off the 2011 Financing Agreements and to pay fees and expenses in connection therewith.

The 2013 Credit Agreements were executed with Intermediate as guarantor, Jefferies Finance LLC as administrative agent, collateral agent, and a lender, and, solely with respect to the 2013 First Lien Credit Agreement, General Electric Capital Corporation as issuing bank, swing line lender, and a lender, and GE Capital Bank as a lender.

2013 First Lien Credit Agreement

Loans under the 2013 First Lien Credit Agreement bore interest at an Alternate Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin rate under the 2013 First Lien Credit Agreement was 4.25% with respect to LIBOR loans and 3.25% with respect to Alternate Base Rate loans, with a 1.00% floor with respect to the LIBOR rate. Interest was due on loan amounts under Alternate Base Rate elections on a monthly basis and on loan amounts bearing interest based on LIBOR at the end of each interest period in effect, provided that with respect to LIBOR interest periods longer than three months, interest was payable at three month intervals. The 2013 First Lien Term Loan was issued at a discount of $950,000, and this discount was being accreted over the term of the loan, using the effective interest method. The unamortized discount at December 25, 2013, was $910,000.

The 2013 First Lien Term Loan required quarterly principal payments of 0.25% be made commencing March 26, 2014. Obligations under the 2013 First Lien Credit Agreement were secured by a first priority lien on substantially all of EPL’s and Intermediate’s assets.

The 2013 Revolver provided for a $15 million revolving line of credit. At December 25, 2013, $7.3 million of letters of credit were outstanding and $7.7 million was available to borrow under the revolving line of credit.

As part of the 2014 Refinancing, the 2013 First Lien Term Loan was repaid in full, resulting in an expense of $3.9 million related to the remaining unamortized deferred finance costs and the write off of $0.7 million of unamortized discount. These costs were expensed, and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

2013 Second Lien Credit Agreement

Loans under the 2013 Second Lien Credit Agreement bore interest at an Alternate Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin rate under the 2013 Second Lien Credit Agreement was 8.50% with respect to LIBOR loans and 7.50% with respect to Alternate Base Rate loans, with a 1.00% floor with respect to the LIBOR rate. Interest was due on loan amounts under Alternate Base Rate elections on a monthly basis and on loan amounts bearing interest based on LIBOR at the end of each interest period in effect, provided that with respect to LIBOR interest periods longer than three months, interest was payable at three month intervals. The 2013 Second Lien Term Loan was issued at a discount of $1.0 million, and this discount was being accreted over the term of the loan, using the effective interest method. The unamortized discount at December 25, 2013, was $962,000. The 2013 Second Lien Term Loan and the related guarantees were secured by a second-priority lien on substantially all of the assets and equity interests of EPL and Intermediate, subject to certain exceptions, which were also used to secure the 2013 First Lien Term Loan on a first-priority basis.

In conjunction with our IPO, the 2013 Second Lien Term Loan was repaid in full. In conjunction with the repayment of the 2013 Second Lien Term Loan, we incurred call premiums of $1.5 million. In addition, we expensed $2.7 million of the remaining unamortized deferred finance costs, and wrote off $0.9 million of unamortized discount. These costs were expensed, and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap is for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2016.

Contractual Obligations

The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 31, 2014:

	Payments Due by Period
(Amounts in thousands)	Total	2015	2016- 2017	2018- 2019	2020 and thereafter
Operating leases	$212,133	$19,917	$39,820	$34,601	$117,795
Capital leases	1,199	320	458	267	154
Long-term debt	183,015	3,769	7,123	172,123	—
Income tax receivable agreement	43,316	4,170	29,110	10,036	—
Purchasing commitments—beverage	18,525	5,818	12,707	—	—
Purchasing commitments—chicken	704	704	—	—	—

Total	$458,892	$34,698	$89,218	$217,027	$117,949

Off-Balance Sheet and Other Arrangements

At December 31, 2014, December 25, 2013, and December 26, 2012, we had $7.6 million, $7.7 million, and $7.0 million, respectively, of borrowing capacity on the 2014 Revolver and EPL’s former revolving credit facilities pledged as collateral to secure outstanding letters of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at a USD LIBOR plus a margin between 1.75% and 2.50%. As of December 31, 2014, we had outstanding borrowings of $165.0 million and another $7.4 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.7 million on an annualized basis.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

To mitigate exposure to fluctuations in interest rates, we entered into two interest rate caps, as discussed above under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements.”

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the minimum wage will increase our labor costs. Since July 1, 2014, the State of California (where most of our restaurants are located) has had a minimum wage of $9.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour. It is scheduled to rise to $10.00 per hour on January 1, 2016. In general, we have been able to substantially offset costs increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or other adjustments. We may or may not be able to offset cost increases in the future.

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In a rapidly-fluctuating commodities market, it may prove difficult for us to adjust our menu prices in accord with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk. See Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition and results of operations,” and Note 14 to our consolidated financial statements included elsewhere in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL POLLO LOCO HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

El Pollo Loco Holdings, Inc.

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (“Company”) as of December 31, 2014 and December 25, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Pollo Loco Holdings, Inc. at December 31, 2014 and December 25, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California

March 16, 2015

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31, 2014	December 25, 2013
Assets
Current assets:
Cash and cash equivalents	$11,499	$17,015
Restricted cash	125	131
Accounts and other receivables, net	5,759	5,906
Inventories	1,900	1,655
Prepaid expenses and other current assets	5,108	2,123
Income tax receivable	102	—
Deferred tax assets	19,490	442

Total current assets	43,983	27,272
Property and equipment owned, net	82,090	68,641
Property held under capital lease, net	128	180
Goodwill	248,674	249,324
Trademarks	61,888	61,888
Other intangible assets, net	778	934
Deferred tax assets	15,566	—
Other assets	2,199	8,703

Total assets	$455,306	$416,942

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of first lien term loan	$—	$1,900
Current portion of obligations under capital leases	208	267
Accounts payable	5,528	12,316
Accrued salaries and vacation	7,970	8,594
Accrued insurance	3,818	3,597
Accrued income taxes payable	—	27
Accrued interest	208	4,182
Accrued advertising	832	265
Other accrued expenses and current liabilities	13,013	7,825

Total current liabilities	31,577	38,973
Revolver loan	165,000	—
First lien term loan, net of current portion	—	187,190
Second lien term loan	—	99,038
Obligations under capital leases, net of current portion	638	847
Deferred taxes, net of current portion	—	32,387
Other intangible liabilities, net	1,544	1,927
Other noncurrent liabilities	46,147	8,044

Total liabilities	244,906	368,406

Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value—100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 37,420,450 and 28,712,622 shares issued and outstanding	374	287
Additional paid-in capital	359,465	240,151
Accumulated deficit	(149,439)	(191,902)

Total stockholders’ equity	210,400	48,536

Total liabilities and stockholders’ equity	$455,306	$416,942

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

For the Years Ended	December 31, 2014	December 25, 2013	December 26, 2012
Revenue
Company-operated restaurant revenue	$322,516	$294,327	$274,928
Franchise revenue	22,345	20,400	18,682

Total revenue	344,861	314,727	293,610

Cost of operations
Food and paper costs	102,611	93,589	85,428
Labor and related expenses	80,646	75,669	73,406
Occupancy and other operating expenses	68,538	63,150	61,636

Company restaurant expenses	251,795	232,408	220,470
General and administrative expenses	29,519	25,506	24,451
Franchise expenses	3,704	3,841	3,647
Depreciation and amortization	11,538	10,213	9,530
Loss on disposal of assets	646	868	966
Asset impairment and close-store reserves	1,033	(101)	1,494

Total expenses	298,235	272,735	260,558

Gain on disposition of restaurants	2,658	400	—

Income from operations	49,284	42,392	33,052
Interest expense—net of interest income of $63, $94, and $100 for the years ended December 31, 2014, December 25, 2013, and December 26, 2012, respectively	18,062	36,334	38,890
Early extinguishment of debt	9,718	21,530	—
Secondary offering expense	667	—	—
Income tax receivable agreement expense	41,382	—	—

Loss before benefit (provision) for income taxes	(20,545)	(15,472)	(5,838)
Benefit (provision) for income taxes	63,008	(1,401)	(2,027)

Net income (loss)	$42,463	$(16,873)	$(7,865)

Net income (loss) per share:
Basic	$1.32	$(0.59)	$(0.27)
Diluted	$1.24	$(0.59)	$(0.27)

Weighted average shares used in computing net income (loss) per share:
Basic	32,285,484	28,712,622	28,712,194
Diluted	34,346,241	28,712,622	28,712,194

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2011	28,710,070	$287	$238,473	$(167,164)	$71,596
Stock based compensation	—	—	860	—	860
Cash used for net stock option exercises	2,552	—	(4)	—	(4)
Net loss	—	—	—	(7,865)	(7,865)

Balance, December 26, 2012	28,712,622	287	239,329	(175,029)	64,587
Stock based compensation	—	—	822	—	822
Net loss	—	—	—	(16,873)	(16,873)

Balance, December 25, 2013	28,712,622	287	240,151	(191,902)	48,536
Stock based compensation	—	—	1,093	—	1,093
Issuance of common stock for initial public offering, net of offering costs of $10,914	8,214,286	82	112,218	—	112,300
Issuance of common stock upon exercise of stock options	493,542	5	2,038	—	2,043
Excess income tax benefit related to share-based compensation plans	—	—	3,965	—	3,965
Net income	—	—	—	42,463	42,463

Balance, December 31, 2014	37,420,450	$374	$359,465	$(149,439)	$210,400

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years Ended	December 31, 2014	December 25, 2013	December 26, 2012
Cash flows from operating activities
Net income (loss)	$42,463	$(16,873)	$(7,865)
Adjustments to reconcile changes in net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,538	10,213	9,530
Loss on early extinguishment of debt	9,718	21,530	—
Stock-based compensation expense	1,093	822	860
Interest accretion	290	3,753	6,264
Income tax receivable agreement expense	41,382	—	—
Gain on disposition of restaurants	(2,658)	(400)	—
Loss on disposal of assets	646	868	966
Impairment of property and equipment	293	27	42
Close-store reserves	740	(128)	1,452
Amortization of deferred financing costs	1,302	2,007	2,118
Amortization of favorable and unfavorable leases, net	(227)	(213)	(275)
Excess income tax benefit related to share-based compensation plans	(3,965)	—	—
Deferred income taxes, net	(67,001)	1,371	1,999
Changes in operating assets and liabilities:
Accounts and other receivables, net	147	(1,319)	1,032
Inventories	(245)	33	(185)
Prepaid expenses and other current assets	(3,065)	(123)	(856)
Income taxes payable	3,836	5	1
Other assets	247	95	473
Accounts payable	(8,023)	1,294	765
Accrued salaries and vacation	(651)	595	1,131
Accrued insurance	221	444	1,170
Other accrued expenses and liabilities	(1,996)	(4,301)	787

Net cash provided by operating activities	26,085	19,700	19,409

Cash flows from investing activities
Proceeds from disposition of assets	5,435	35	—
Purchase of property and equipment	(26,836)	(13,822)	(14,993)

Net cash flows used in investing activities	(21,401)	(13,787)	(14,993)

Cash flows from financing activities
Proceeds from borrowings on term loans	165,000	288,050	—
Cash used for net stock option exercises	—	—	(4)
Proceeds from issuance of common stock for initial public offering, net of expenses	112,300	—	—
Proceeds from issuance of common stock upon exercise of stock options	2,070	—	—
Payment of call premium on notes	(1,526)	(7,913)	—
Payment of obligations under capital leases	(268)	(229)	(216)
Repayments on senior secured notes	(290,000)	(282,196)	(1,700)
Deferred financing costs for Revolver	(1,526)	(8,097)	—
Excess income tax benefit related to share-based compensation plans	3,965	—	—
Amendment fee	(215)	—	—

Net cash flows used in financing activities	(10,200)	(10,385)	(1,920)

(Decrease) increase in cash and cash equivalents	(5,516)	(4,472)	2,496
Cash and cash equivalents, beginning of year	17,015	21,487	18,991

Cash and cash equivalents, end of year	$11,499	$17,015	$21,487

Supplemental cash flow information
Cash paid during the year for interest	$20,224	$34,427	$28,710

Cash paid during the year for income taxes, net	$156	$26	$26

Unpaid purchase of property and equipment	$1,235	$1,139	$326
Cashless stock option exercise	$27	—	—

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as the “Company.” The Company’s activities are conducted principally through its indirect subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, and Utah, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 31, 2014, the Company operated 172 (134 in the greater Los Angeles area) and franchised 243 (137 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses two restaurants in the Philippines that are set to expire in 2016. The Company is a subsidiary of Trimaran Pollo Partners, L.L.C. (“LLC,” which is controlled by affiliates of Trimaran Capital, L.L.C.). LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”) and has a 59.2% ownership interest as of December 31, 2014. LLC’s only material asset is its investment in Holdings.

On April 22, 2014, CAC, its wholly owned subsidiary, Chicken Subsidiary Corp (“CSC”) and CSC’s wholly owned subsidiary, the former El Pollo Loco Holdings, Inc. (“Old Holdings”) entered into the following reorganization transactions: (i) Old Holdings merged with and into CSC with CSC continuing as the surviving corporation; (ii) CSC merged with and into CAC with CAC continuing as the surviving corporation and (iii) CAC renamed itself El Pollo Loco Holdings, Inc.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2014 Revolver (see Note 6) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

Under the 2014 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its income tax receivable agreement (the “TRA”), and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5 million in other restricted payments per year, and (d) make other restricted payments, provided that such payments would not cause, in each case, on a pro forma basis, (x) its lease-adjusted consolidated leverage ratio to equal or exceed 4.25 times and (y) its consolidated fixed charge coverage ratio to be less than 1.75 times.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages to the general public through either company or franchised restaurants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At December 31, 2014, the Company’s total debt (including capital lease liabilities) was $165.8 million. The

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Company’s ability to make payments on its indebtedness and to fund planned capital expenditures will depend on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $11.5 million at December 31, 2014 and available borrowings under the 2014 Revolver (which availability was $27.6 million at December 31, 2014) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years a 53-week fiscal year occurs. Fiscal 2014 was a 53-week year, ended on December 31, 2014. Fiscal 2013 and 2012 were 52-week years, ended December 25, 2013 and December 26, 2012, respectively.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease termination liabilities, stock-based compensation, income tax receivable agreement liability, and income tax valuation allowances.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company’s restricted cash represents cash collateral to one commercial bank for Company credit cards.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had two suppliers for which amounts due at December 31, 2014 totaled 6% and 5% of the Company’s accounts payable. As of December 25, 2013, the Company had two different suppliers for which amounts totaled 45% and 11% of the Company’s accounts payable. Purchases from the Company’s two largest suppliers totaled 36% and 3% in fiscal 2014 and 2013, and 35% and 3% in 2012, of the Company’s purchases. In fiscal 2014, 2013, and 2012, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 80%, 80%, and 81% of total revenue.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Accounts and Other Receivables, Net

Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees which are due on a monthly basis that may differ from the Company’s month-end dates as well as credit/debit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor. Bad debt expense was immaterial for the years ended December 31, 2014, December 25, 2013, and December 26, 2012.

Inventories

Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or market.

Property and Equipment Owned, Net

Property and equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding the option periods, to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty on the Company, such that management determines at the inception of the lease that renewal is reasonably assured, the Company may include the renewal option period in the determination of appropriate estimated useful lives.

The estimated useful service lives are as follows:

Buildings	20 years
Land improvements	3—30 years
Building improvements	3—10 years
Restaurant equipment	3—10 years
Other equipment	2—10 years
Leasehold improvements	Shorter of useful life or lease term

The Company capitalizes certain costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations. The Company did not capitalize any internal costs or interest costs related to site selection and construction activities during the years ended December 31, 2014, December 25, 2013, or December 26, 2012.

Goodwill and Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of trademarks. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. Goodwill resulted from the Acquisition and from the acquisition of certain franchise locations.

Upon the sale of a restaurant, we decrement goodwill. The amount of goodwill that we include in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed compared to the fair value of the reporting unit retained.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

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

We perform annual impairment tests for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. An impairment test consists of either a qualitative assessment or a comparison of the fair value of an intangible asset with its carrying amount. The excess of the carrying amount of an intangible asset over its fair value is its impairment loss.

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

No impairment was recorded during the years ended December 31, 2014, December 25, 2013, or December 26, 2012.

Other Intangibles, Net—Definite Lived

Definite lived intangible assets consist of the value allocated to the Company’s favorable and unfavorable leasehold interests that resulted from the Acquisition.

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases assumed as of November 17, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases. This amount is shown as other intangible assets, net, on the accompanying consolidated balance sheets.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases assumed as of November 17, 2005, the date of the Acquisition. The amount is being reduced over the approximate average life of the leases. This amount is shown as other intangible liabilities, net, on the accompanying consolidated balance sheets.

Intangible assets and liabilities with a definite life are amortized using the straight-line method over their estimated useful lives as follows:

Favorable leasehold interests	1 to 18 years (remaining lease term)
Unfavorable leasehold interests	1 to 20 years (remaining lease term)

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Deferred Financing Fees

Deferred financing fees are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Included in other assets are fees (net of accumulated amortization) of $1.5 million and $7.8 million as of December 31, 2014 and December 25, 2013, respectively. Amortization expense for deferred financing costs was $1.3 million, $2.0 million and $2.1 million for the years ended December 31, 2014, December 25, 2013, and December 26, 2012 respectively, and is reflected as a component of interest expense in the accompanying consolidated statements of operations. In conjunction with the October 11, 2013, refinancing of the Company’s debt, $8.1 million of unamortized deferred financing costs related to the prior debt were written off. In conjunction with the 2014 repayment and refinancing of the Company’s debt, $6.6 million of unamortized deferred financing costs related to the 2013 Credit Agreements were written off (see Notes 6 and 7).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The Company recorded non-cash impairment charges of $293,000, $27,000, and $42,000 for the years ended December 31, 2014, December 25, 2013, and December 26, 2012, respectively.

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 31, 2014 and December 25, 2013, the Company had accrued $3,818,000 and $3,597,000, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 31, 2014, December 25, 2013 and December 26, 2012 totaled $6,124,000, $6,912,000, and $8,361,000, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of operations.

Restaurant and Franchise Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $7.2 million, $5.7 million and $4.0 million during the years ended December 31, 2014, December 25, 2013, and December 26, 2012, respectively. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations of the franchised restaurant have commenced. Initial franchise fees recognized during the years ended December 31, 2014, December 25, 2013, and December 26, 2012, totaled $631,000, $521,000, and $186,000, respectively. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund is created, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $13.5 million, $11.9 million and $11.2 million for the years ended December 31, 2014, December 25, 2013, and December 26, 2012, respectively, and is net of $17.6 million, $15.8 million and $14.1 million, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $838,000 and $265,000 at December 31, 2014 and December 25, 2013, respectively. Pursuant to Intermediate’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 31, 2014, the Company was obligated to spend an additional $371,000 in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of operations, were $1,215,000, $201,000 and $320,000 for the years ended December 31, 2014, December 25, 2013, and December 26, 2012, respectively.

Franchise Area Development Fees

The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or at the time the development agreements expire, if the required units are not opened. Unrecognized area development fees totaled $486,000 and $90,000 at December 31, 2014 and December 25, 2013, respectively, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets. As of December 31, 2014, the Company had executed development agreements that represent commitments to open eleven franchised restaurants at various dates through 2015.

Gift Cards

The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. The Company recognizes income from gift cards when redeemed by the customer.

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The lease term begins when the Company has the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Rent expense is included in occupancy and other operating expenses on the consolidated statements of operations. The difference between rent expense and rent paid is recorded as deferred rent, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets. Percentage rent expenses are recorded based on estimated sales or gross margin for respective restaurants over the contingency period.

Any leasehold improvements that are funded by lessor incentives under operating leases are recorded as leasehold improvements and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to rent expense over the expected lease term.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by a charge to tax expense to reserve the portion of the deferred tax assets which are not expected to be realized.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position and cash flows.

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2014 and December 25, 2013, respectively, and has not recognized interest and/or penalties during the years ended December 31, 2014, December 25, 2013, and December 26, 2012, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

On July 30, 2014, the Company entered into an Income Tax Receivable Agreement (the “TRA”). The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, the Company had amended its first lien credit agreement (the “First Lien Credit Agreement”) to permit dividend payments to the Company by its subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate, while the First Lien Credit Agreement was outstanding. In fiscal 2014, the Company incurred a charge of approximately $41 million relating to the present value of its total

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

expected TRA payments, $4.2 million of which is included in other accrued expenses and current liabilities and $37.2 million of which is included in other noncurrent liabilities, respectively on the consolidated balance sheet at December 31, 2014.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted prices for identical instruments in active markets.

•	Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3: Unobservable inputs used when little or no market data is available.

As of December 31, 2014 and December 25, 2013, the Company had no assets and liabilities measured at fair value on a recurring basis, except for two interest rate caps (which are Level 3 assets), which are not material.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the fiscal year ended December 31, 2014, we determined that a portion of our goodwill should be decremented for the sale of the San Antonio restaurants. We also determined that a restaurant location was impaired and wrote down the underlying fixed assets. This determination was based on the projected cash flows related to the restaurant. Based on these analyses, we wrote off $0.7 million and $0.2 million, respectively. During the fiscal year ended December 25, 2013, we determined that a portion of our goodwill should be decremented for the eminent domain purchase by the State of California. This determination was based on the projected cash flows related to the restaurant. Based on this analysis, we wrote off $0.6 million. These valuations represent Level 3 measurements in the fair value hierarchy.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short-term maturities. The recorded value of other notes payable and senior secured notes payable approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities (Level 3 measurement). The recorded value of the TRA approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities (Level 3 measurement).

Stock Based Compensation

Accounting literature requires the recognition of compensation expense using a fair-value based method for costs related to all share-based payments including stock options and stock issued under the Company’s employee stock plans. The guidance also requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service, usually the vesting period. For options that are based on a performance requirement, the cost is recognized on an accelerated basis over the period in which the performance criteria relate.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Earnings per Share

Earnings per share (“EPS”) is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The shares used to compute basic and diluted net income (loss) per share represent the weighted-average common shares outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The revised revenue standard is effective for public entities for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s financial statements and has not yet determined the method by which it will adopt the standard in 2017.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Upon adoption the Company will use the guidance in ASU 2014-15 to assess going concern.

Franchise Development Option Agreement with Related Party

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Reclassifications

Certain reclassifications were made to the prior year consolidated financial statements to conform to current year presentation. These revisions increased working capital by $0.8 million at December 25, 2013 but did not impact net loss, earnings per share, stockholders’ equity or cash flows for 2013.

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 31, 2014	December 25, 2013
Land	$12,323	$13,186
Buildings and improvements	92,834	78,181
Other property and equipment	49,890	46,079
Construction in progress	2,353	815

	157,400	138,261
Less: accumulated depreciation and amortization	(75,310)	(69,620)

	$82,090	$68,641

Depreciation expense was $11.5 million, $10.2 million and $9.5 million for the years ended December 31, 2014, December 25, 2013, and December 26, 2012, respectively. Gross value of assets under capital leases for buildings and improvements was $1,800,800 and $1,884,000 at December 31, 2014 and December 25, 2013, respectively. Accumulated depreciation for assets under capital leases was $1,673,000 and $1,703,000 for the years ended December 31, 2014 and December 25, 2013, respectively. For the year ended December 31, 2014, capital expenditures related to restaurant remodeling and new restaurant expenditures totaled $23.9 million, which consisted of $7.6 million and $16.3 million, respectively. For the year ended December 25, 2013, capital expenditures related to restaurant remodeling and new restaurant expenditures totaled $11.3 million, which consisted of $9 million and $2.3 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 31, 2014	December 25, 2013
Balance at beginning of year	$249,324	$249,924
Restaurant disposition	(650)	(600)

Balance at end of year	$248,674	$249,324

On September 24, 2014, we completed an agreement to sell six company-operated restaurants in the greater San Antonio area to AA Pollo, Inc., resulting in cash proceeds of $5.4 million. Goodwill was decremented by $650,000, based on a calculation of the fair value of the restaurants sold relative to the fair value of the portion of the reporting unit retained. We recognized a net gain of $2.7 million on this transaction, which is recorded as a gain on disposition of restaurants in the accompanying statement of operations. These six restaurants are now franchised. There have been no impairment losses to goodwill life to date.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

The Company’s restaurant in Norwalk, California, was closed in fiscal 2013 due to an eminent domain purchase by the State of California. The Company received proceeds of approximately $1,348,000. Goodwill was decremented by $600,000, based on a calculation of the fair value of the restaurant closed as a percentage of the relative fair value of the remainder of the reporting unit retained. The Company recognized a net gain of $400,000, which is recorded as gain on disposition of restaurants in the accompanying consolidated statements of operations.

Domestic trademarks consist of the following (in thousands):

	December 31, 2014	December 25, 2013
Beginning balance	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)

Ending balance	$61,888	$61,888

Other intangible assets subject to amortization consist of the following (in thousands):

	December 31, 2014	December 25, 2013
Favorable leasehold interest	$6,038	$6,038
Less: accumulated amortization	(5,260)	(5,104)

Total favorable leasehold interest, net	$778	$934

Unfavorable leasehold interest	$(9,156)	$(9,156)
Less: accumulated amortization	7,612	7,229

Unfavorable leasehold interest liability, net	$(1,544)	$(1,927)

The estimated net amortization credits (net liability) for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

For the Years Ending	Favorable Leasehold Interest	Unfavorable Leasehold Interest
December 31, 2015	$140	$(296)
December 30, 2016	130	(228)
December 28, 2017	106	(225)
December 27, 2018	97	(144)
December 26, 2019	94	(136)
Thereafter	211	(515)

Total	$778	$(1,544)

The aggregate amortization expense for the years ended December 31, 2014, December 25, 2013, and December 26, 2012 was $227,000, $213,000, and $275,000, respectively. The remaining weighted average amortization periods of the favorable leasehold interest and the unfavorable leasehold liability are four years and nine years respectively.

5. LEASES

The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

instances, contingent rent based on a percentage of gross operating profit or gross revenues in excess of a defined amount. Initial terms of land and restaurant building leases generally are not less than 20 years, exclusive of options to renew. Leases of equipment primarily consist of restaurant equipment, computer systems and vehicles. The Company subleases facilities to certain franchisees and other non-related parties which are recorded on a straight-line basis.

Information regarding the Company’s future lease obligations at December 31, 2014 is as follows (in thousands):

	Capital Leases		Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Sublease Income	Minimum Lease Payments	Minimum Sublease Income
December 30, 2015	$320	$72	$19,917	$1,139
December 29, 2016	259	72	20,175	1,161
December 28, 2017	199	28	19,645	1,117
December 26, 2018	172	—	18,087	970
December 25, 2019	95	—	16,514	624
Thereafter	154	—	117,795	1,764

Total	$1,199	$172	$212,133	$6,775

Less: imputed interest (11.0% to 14.8%)	(353)

Present value of capital lease obligations	846
Less: current maturities	(208)

Noncurrent portion	$638

Net rent expense is as follows (in thousands):

For the Years Ended	December 31, 2014	December 25, 2013	December 26, 2012
Base rent	$19,067	$18,732	$18,331
Contingent rent	350	491	418
Less: sublease Income	(3,572)	(3,602)	(3,489)

Net rent expense	$15,845	$15,621	$15,260

Base rent and contingent rent are included in occupancy and other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $1.6 million, $1.7 million, and $1.6 million for fiscal 2014, 2013, and 2012, respectively.

The Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or gross revenues. Total rental income included in franchise revenue in the accompanying consolidated statements of operations for leased property was $401,000, $377,000 and $366,000 for fiscal 2014, 2013, and 2012, respectively.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Minimum future rental income for company-operated properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 31, 2014, is as follows (in thousands):

For the Years Ending
December 31, 2015	$204
December 30, 2016	104
December 28, 2017	90
December 27, 2018	90

Total future minimum rental income	$488

6. NEW CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At December 31, 2014, $7.4 million of letters of credit were outstanding and $27.6 million was available to borrow under the revolving line of credit. At December 31, 2014, the previous letters of credit related to the 2013 Term Loans remained outstanding. These letters of credit were released subsequent to year end. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% and 1.50%. The margin is initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the period ended March 25, 2015. The interest rate was 2.16% at December 31, 2014.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at December 31, 2014. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

Transaction Costs

Transaction costs of $1.5 million were incurred in connection with the December 11, 2014 refinancing and were capitalized and are included in other assets in the accompanying consolidated balance sheets and the related amortization is reflected as a component of interest expense, net, in the accompanying consolidated financial statements.

Maturities

There are no required principal payments prior to maturity for the 2014 Revolver.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

7. PRIOR CREDIT AGREEMENTS

On October 11, 2013, the Company refinanced its debt, with EPL entering into (i) a new first lien credit agreement (the “2013 First Lien Credit Agreement”) that included a $190 million senior secured term loan (the “2013 First Lien Term Loan”) and a senior secured revolving credit facility of $15 million (the “2013 Revolver”) that, in each case, was to mature in October 2018, and (ii) a new second lien credit agreement (the “2013 Second Lien Credit Agreement” and, together with the 2013 First Lien Credit Agreement, the “2013 Credit Agreements”) that included a $100 million second lien term loan (the “2013 Second Lien Term Loan” and, together with the 2013 First Lien Term Loan, the “2013 Term Loans”) that were to mature in April 2019. The proceeds received from the 2013 Term Loans on October 11, 2013, plus $14.4 million of cash on hand, were used to pay off the senior secured first lien credit facility due July 2017 and 17% second priority senior secured notes due January 2018 (collectively, the “2011 Financing Agreements”) and to pay fees and expenses in connection therewith.

The 2013 Credit Agreements were executed with Intermediate as guarantor, Jefferies Finance LLC as administrative agent, collateral agent, and a lender, and, solely with respect to the 2013 First Lien Credit Agreement, General Electric Capital Corporation as issuing bank, swing line lender, and a lender, and GE Capital Bank as a lender.

First Lien Credit Agreement

Loans under the 2013 First Lien Credit Agreement bore interest at an Alternate Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin rate under the 2013 First Lien Credit Agreement was 4.25% with respect to LIBOR loans and 3.25% with respect to Alternate Base Rate loans with a 1.00% floor with respect to the LIBOR rate. Interest was due on loan amounts under Alternate Base Rate elections on a monthly basis and on loan amounts bearing interest based on LIBOR at the end of each interest period in effect, provided that with respect to LIBOR interest periods longer than three months, interest was payable at three-month intervals. The 2013 First Lien Term Loan was issued at a discount of $950,000, and this discount was being accreted over the term of the loan, using the effective interest method. The unamortized discount at December 25, 2013 was $910,000.

The 2013 First Lien Term Loan required that quarterly principal payments of 0.25% be made commencing March 26, 2014. Obligations under the 2013 First Lien Credit Agreement were secured by a first priority lien on substantially all of EPL’s and Intermediate’s assets.

The 2013 Revolver provided for a $15 million revolving line of credit. At December 25, 2013, $7.3 million of letters of credit were outstanding and $7.7 million was available to borrow under the revolving line of credit.

In conjunction with the December 11, 2014, refinancing of EPL’s debt, the 2013 First Lien Term Loan was repaid in full, resulting in an expense of $3.9 million related to the remaining unamortized deferred finance costs and the write off of $0.7 million of unamortized discount. These costs were expensed and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Second Lien Credit Agreement

Loans under the 2013 Second Lien Credit Agreement bore interest at an Alternate Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin rate under the 2013 Second Lien Credit Agreement was 8.50% with respect to LIBOR loans and 7.50% with respect to Alternate Base Rate loans with a 1.00% floor with respect to the LIBOR rate. Interest was due on loan amounts under Alternate Base Rate elections on a monthly

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

basis and on loan amounts bearing interest based on LIBOR at the end of each interest period in effect, provided that with respect to LIBOR interest periods longer than three months, interest was payable at three-month intervals. The 2013 Second Lien Term Loan was issued at a discount of $1.0 million, and this discount was being accreted over the term of the loan, using the effective interest method. The unamortized discount at December 25, 2013 was $962,000. The 2013 Second Lien Term Loan and the related guarantees were secured by a second-priority lien on substantially all of the assets and equity interests of EPL and Intermediate, subject to certain exceptions, which were also used to secure the 2013 First Lien Term Loan on a first-priority basis.

In conjunction with the Company’s IPO, the 2013 Second Lien Term Loan was repaid in full. In conjunction with the repayment of the 2013 Second Lien Term Loan, the Company incurred call premiums of $1.5 million. In addition, the Company expensed $2.7 million of the remaining unamortized deferred finance costs and wrote off $0.9 million of unamortized discount. These costs were expensed and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Transaction costs

Transaction costs of $8.1 million were incurred in connection with the October 11, 2013 refinancing and were capitalized and are included in other assets in the accompanying consolidated balance sheet at December 31, 2013, and the related amortization is reflected as a component of interest expense, net in the accompanying consolidated financial statements.

2011 Prior Credit Agreement

On July 14, 2011 the Company entered into a credit agreement (“Prior Credit Agreement”) that included a $170 million Senior Secured Term Loan (the “Prior Term Loan”) that was due to mature in July 2017 and a senior secured revolving credit facility of $12.5 million (the “Prior Revolver,” and together with the Term Loan, the “Prior Senior Credit Facility”) that was due to mature in July 2016. EPL also issued $105 million of 17% second priority senior secured notes due January 2018 (“2018 Notes”).

The Prior Credit Agreement was executed with Intermediate as guarantor. The Senior Credit Facility was secured by a first priority lien on substantially all of EPL’s and Intermediate’s assets.

In conjunction with the October 11, 2013 refinancing of EPL’s debt, call premiums of $3.3 million were incurred in connection with the repurchase of the Prior Senior Credit Facility. In addition, the Company expensed $5.1 million of the remaining unamortized deferred finance costs and wrote off $3.2 million of unamortized discount, associated with the Prior Senior Credit Facility. These costs were expensed and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Second Priority Senior Secured Notes (“2018 Notes”)

The 2018 Notes bore cash interest of 12.5% per annum, which was due semi-annually in January and July of each year, which commenced on January 1, 2012. An additional 4.5% non-cash interest amount accrued on the 2018 Notes, which was added to the principal amount of the 2018 Notes on each interest payment date. The 2018 Notes were issued at a discount of $3.2 million, and this discount was accreted over the term of the notes, using the effective interest rate method. The 2018 Notes were unconditionally guaranteed by Intermediate and each existing and subsequently acquired wholly-owned domestic subsidiary of EPL. The 2018 Notes were due to mature on January 10, 2018.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

In conjunction with the October 11, 2013 refinancing of EPL’s debt, call premiums of $4.6 million were incurred in connection with the repurchase of the 2018 Notes. In addition, the Company expensed $3.2 million of the remaining unamortized deferred finance costs and wrote off $2.0 million of the remaining unamortized discount, associated with the Prior Senior Credit Facility. These costs were expensed and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap is for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2016. The fair value of these instruments is not material at December 31, 2015.

8. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31, 2014	December 25, 2013
Accrued sales and property taxes	$3,918	$3,190
Income tax receivable agreement payable	4,170	—
Gift card liability	1,535	1,378
Other	3,390	3,257

Total other accrued expenses and current liabilities	$13,013	$7,825

9. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2014	December 25, 2013
Deferred rent	$6,204	$6,648
Income tax receivable agreement payable	37,213	—
Other	2,730	1,396

Total noncurrent liabilities	$46,147	$8,044

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

10. INCOME TAXES

The provision for income taxes is based on the following components (in thousands):

For the Years Ended	December 31, 2014	December 25, 2013	December 26, 2012
Current income taxes:
Federal	$(1)	$—	$2
State	29	30	26

Total current	28	30	28

Deferred income taxes:
Federal	(44,137)	1,037	1,013
State	(22,864)	334	986

Total deferred	(67,001)	1,371	1,999

Charge in lieu of tax (attributable to stock options)	3,965	—	—

Tax provision for income taxes	$(63,008)	$1,401	$2,027

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

For the Years Ended	December 31, 2014	December 25, 2013	December 26, 2012
Statutory federal income tax rate of 35% applied to earnings before income taxes and extraordinary items	35.0%	35.0%	35.0%
State tax benefit (net of federal benefit)	(5.7)	5.4	12.7
State tax credits	32.7	—	—
TRA expense	(70.6)	—	—
Change in tax rate	—	—	(15.5)
Change in valuation allowance	317.4	(43.4)	(75.9)
Other	(1.7)	(6.5)	5.2

Total	307.1%	(9.5)%	(38.5)%

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations and the reduction in interest expense resulting from the 2014 and 2013 refinancing of debt and from the Company’s IPO and resultant payoff of the 2013 Second Lien Term Loan, the Company concluded that it is more likely than not that its deferred tax assets will be realized. As a result, in fiscal 2014, the Company released its valuation allowance of approximately $65 million, which was recorded as a benefit to income taxes. The valuation allowance increased $6.3 million in fiscal 2013.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. In fiscal 2014, the Company incurred a charge of approximately $41 million related to the present value of its total expected TRA payments. The TRA charge of $41 million is a permanent add-back to the Company’s taxable income and resulted in approximately $14 million of tax expense in fiscal 2014.

In fiscal 2014, the Company applied for California Enterprise Zone (“EZ”) credits, resulting in approximately $10.3 million of California tax credits and approximately $6.7 million of additional deferred tax assets and tax benefits.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 31, 2014	December 25, 2013
Deferred assets:
Capital leases	$362	$413
Accrued vacation	652	621
Accrued legal	421	234
Deferred rent	3,348	1,898
Accrued workers’ compensation	1,626	1,045
Enterprise zone and other credits	10,815	530
Net operating losses	50,912	54,960
Fixed assets	4,621	4,605
Deferred financing costs	—	19
Other	3,995	5,859

	76,752	70,184
Valuation allowance	—	(65,110)

Net deferred tax assets	76,752	5,074

Deferred liabilities:
Goodwill	(8,272)	(7,357)
Trademark	(26,488)	(26,315)
Prepaid expense	(649)	(570)
Other	(6,287)	(2,777)

Deferred tax liabilities	(41,696)	(37,019)

Net deferred tax liabilities	$35,056	$(31,945)

The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as follows (in thousands):

	December 31, 2014	December 25, 2013
Current:
Assets (liabilities)	$19,490	$442
Noncurrent:
Assets (liabilities)	15,566	(32,387)

	$35,056	$(31,945)

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

As of December 31, 2014, the Company has federal and state NOL carryforwards of approximately $116 million and $134 million, respectively, which expire beginning in 2025 and 2015, respectively. The Company also has state enterprise zone credits of approximately $10.6 million, which carry forward for 10 years, and federal and state alternative minimum tax (“AMT”) credits of approximately $0.2 million, which carry forward indefinitely. The utilization of NOL carryforwards may be subject to limitations under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions. In fiscal 2014, the Company completed a section 382 analysis and determined that all of the Company’s NOL carryforwards and other tax attributes are subject to limitation under section 382. However, that limitation did not impact the Company’s current year tax liability.

The Company has elected to utilize the tax-law-ordering approach with respect to excess share-based compensation deductions. Under this approach, the utilization of excess tax deductions associated with share-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes. In fiscal 2014, the Company recognized an excess tax deduction of approximately $9.9 million, and the windfall tax benefit of approximately $4.0 million was recorded in additional paid-in capital (“APIC”) pursuant to the tax-law-ordering approach.

Recently enacted tax laws may also affect the tax provision on the Company’s consolidated financial statements. The state of California passed a new law which mandates the use of a single sales factor apportionment formula for tax years beginning on or after January 1, 2013. As a result, the state deferred tax assets were revalued during the year ended December 25, 2013 in order to account for the change in the tax law. As of December 31, 2014, there was no valuation allowance against the state deferred tax asset. As of December 25, 2013, there was a 100% valuation allowance against the state deferred tax asset.

As of December 31, 2014, December 25, 2013, and December 26, 2012, the Company had no accrual for unrecognized tax benefits. Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

The Company is subject to taxation in the United States and in various state jurisdictions. The Company is no longer subject to U.S. examination for years before 2011 by the federal taxing authority, and for years before 2010 by state taxing authorities.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan for the years ended December 31, 2014, December 25, 2013, and December 26, 2012 were $503,000, $447,000, and $396,000 respectively.

12. STOCK-BASED COMPENSATION

As of December 31, 2014, options to purchase 3,070,176 shares of common stock of the Company were outstanding. Included in the December 31, 2014 amount are 2,067,727 options that are fully vested. The remaining options vest over time or upon the Company’s attaining annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s 2014 Omnibus Equity

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. In fiscal 2013 and 2012, the Company granted 535,238 and 2,126,677 options with an exercise price of $5.84, which was greater than the fair value of the common stock on the date of grant (premium options). As of December 31, 2014, 1,924,891 premium options remain outstanding. In fiscal 2014 and 2013, the Company granted 229,048 and 267,619 options with an exercise price equal to the fair value of the common stock on the date of grant. Of the total options granted in fiscal 2014, 2013, and 2012, 50% are performance based and vest according to whether certain financial targets are met, and the remaining 50% vest over four or three years. The options generally expire 10 years from the date of grant. Changes in stock options for the years ended December 31, 2014 and December 25, 2013, are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding—December 26, 2012	3,472,539	$5.23
Grants	802,857	5.25
Exercised	—	—
Forfeited, cancelled or expired	(937,300)	4.98

Outstanding—December 25, 2013	3,338,096	5.31
Grants	229,048	15.55
Exercised	(496,944)	4.2
Forfeited, cancelled or expired	(24)	5.31

Outstanding—December 31, 2014	3,070,176	$6.25

Vested and expected to vest at December 31, 2014	3,070,176	$6.25

Exercisable at December 31, 2014	2,067,727	$5.81

Stock options at December 31, 2014 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$1.81—$4.09	734,496	7.64	$3.09	467,154	$2.83
5.84—10.09	1,994,963	7.35	5.99	1,460,271	6.04
12.71—36.42	340,717	7.09	14.62	140,302	13.29

$1.81—$36.42	3,070,176	7.39	$6.25	2,067,727	$5.81

The intrinsic value of options outstanding and options exercisable, calculated as the difference between the market value as of December 31, 2014 and the exercise price, are $42.2 million and $29.3 million, respectively. The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $11.5 million, $0 and $11,400 for fiscal years 2014, 2013 and 2012, respectively.

Options are accounted for as follows:

Employee Options

The Company expenses the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the period during which an employee is required to provide service, usually the vesting period. The options granted in fiscal 2012 had a three year vesting period while the options granted in fiscal 2013

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

and 2014 had a four year vesting period. For options that are based on a performance requirement, the cost is recognized over the period which the performance criteria relate to. The Company has authorized 4,402,240 shares of common stock for issuance in connection with stock options. As of December 31, 2014, 834,763 shares were available for grant. In order to meet the fair value measurement objective, the Company utilizes the Black–Scholes option-pricing model to value compensation expense for share-based awards and has developed estimates of various inputs including forfeiture rate, expected term life, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the Company’s employee stock options. Expected volatility is based on the comparative industry entity data. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero for option valuation. The volatility factor was determined based on four publicly-traded companies which are in the same market category as the Company. The peer companies were selected based on similarity of market capitalization, size and certain operating characteristics. The calculated volatility was established by taking the historical daily closing values prior to grant date, over a period equal to the expected term, for each of the peer companies.

The weighted-average estimated fair value of employee stock options granted during the year ended December 31, 2014 was $6.23 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 32.4% to 41.0%, expected life of 5.75 years, risk-free interest rate of 1.70% to 1.72%, and expected dividends of 0%.

The weighted-average estimated fair value of employee stock options granted during the year ended December 25, 2013 was $1.40 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 40.6%, expected life of 6.25 years, risk-free interest rates of 1.15% to 1.99%, and expected dividends of 0%.

The weighted-average estimated fair value of employee stock options granted during the year ended December 26, 2012 was $0.60 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 39.0%, expected life of 5.75 years, risk-free interest rate of 1.02%, and expected dividends of 0%.

During the years ended December 31, 2014, December 25, 2013 and December 26, 2012, the Company recognized share-based compensation expense of $1.1 million, $822,000 and $860,000, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of operations.

As of December 31, 2014, there was total unrecognized compensation expense of $0.8 million related to unvested stock options which the Company expects to recognize over a weighted average period of 1.0 years.

The Company has a Stockholders Agreement that provides that, under certain circumstances, certain management holders of shares, including shares acquired from exercise of option awards, can put such shares to the Company at fair market value. Because the events that could trigger the right to put are not within the control of the management holders, such option awards are classified as liabilities only when the condition that could trigger the put right is probable of occurring. As of December 31, 2014, the Company concluded that the contingent events are not probable and therefore the option awards are classified as equity. The Company’s Stockholders Agreement also provides the Company with call rights if a management holder leaves the Company for various reasons. The Company has sufficient authorized capital, has the ability to deliver shares, and does not

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

have a practice of repurchasing shares for cash. Upon the completion of the qualified initial public offering, the related shares are no longer puttable or callable.

Restricted Stock

In addition, in connection with the completion of our IPO, we granted two of our directors restricted stock grants for 3,333 shares each, equivalent to $50,000 divided by our public offering price. These grants vest based on continued service over three years. We base the amount of unearned compensation recorded on the market value of the shares on the date of issuance. In fiscal 2014, the Company recognized share-based compensation expense of $32,000. This expense was included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2014, there was total unrecognized compensation expense of $198,000 related to unvested restricted shares, which the Company expects to recognize over a weighted-average period of 2.5 years.

Changes in restricted shares for the year ended December 31, 2014, are as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 25, 2013	—	$—
Granted	6,666	34.56
Released	—	—
Forfeited, cancelled, or expired	—	—

Unvested shares at December 31, 2014	6,666	$34.56

13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 31, 2014, December 25, 2013, and December 26, 2012. Diluted net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are our basic and diluted net income (loss) per share data for the periods indicated, which are in thousands except for per share data.

For the Years Ended	December 31, 2014	December 25, 2013	December 26, 2012
Numerator:
Net income (loss)	42,463	$(16,873)	$(7,865)

Denominator:
Weighted-average shares outstanding—Basic	32,285,484	28,712,622	28,712,194
Weighted-average shares outstanding—Diluted	34,346,241	28,712,622	28,712,194

Net income (loss) per share—Basic	$1.32	$(0.59)	$(0.27)
Net income (loss) per share—Diluted	$1.24	$(0.59)	$(0.27)

Anti-dilutive securities not considered in diluted EPS calculation	5,865	1,709,748	836,402

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

For the year ended December 25, 2013, potentially dilutive securities, which consist of options to purchase 1,709,748 shares of common stock at prices ranging from $1.81 to $12.72 were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.

For the year ended December 26, 2012, potentially dilutive securities, which consist of options to purchase 836,402 shares of common stock at prices ranging from $1.81 to $12.72 were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.

Below is a reconciliation of basic and diluted share counts.

For the Years Ended	December 31, 2014	December 25, 2013	December 26, 2012
Weighted-average shares outstanding—Basic	32,285,484	28,712,622	28,712,194
Dilutive effect of stock options and restricted shares	2,060,757	—	—
Weighted-average shares outstanding—Diluted	34,346,241	28,712,622	28,712,194

14. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The Company was served with the complaint on March 3, 2014. While the Company intends to vigorously defend against this action, including its class certification, the ultimate outcome of the case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment nor a likely range of damages in the event of an adverse judgment. Any settlement of, or judgment with a negative outcome arising from, this lawsuit could have a material adverse effect.

The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on the Company’s financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect the Company’s business, financial condition, results of operations, and cash flows.

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $18.5 million.

At December 31, 2014, the Company’s total estimated commitment to purchase chicken was $704,000.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2022. As of December 31, 2014, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $1,642,000. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 31, 2014 was $1,515,000. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s consolidated financial statements related to these contingent liabilities.

Employment Agreements

The Company has employment agreements with four of the officers of the Company on an at will basis. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its current directors and executive officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company also intends to enter into indemnification agreements with future directors and executive officers.

15. RELATED PARTY TRANSACTIONS

Trimaran Capital, L.L.C. (“Trimaran”) and Freeman Spogli & Co. (“Freeman Spogli”) indirectly beneficially own shares sufficient for majority control over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of the Company’s assets and other decisions affecting the Company’s capital structure; amendments to the Company’s certificate of incorporation or by-laws; and the Company’s winding up and dissolution. Furthermore, pursuant to the limited liability company operating agreement of LLC, investment funds managed by Trimaran and Freeman Spogli have the right to instruct LLC to appoint certain members of the board of directors of the Company, subject to certain conditions. Specifically, provided LLC owns a majority of the Company’s common stock, Freeman Spogli will be able to appoint one member of the board of directors for so long as it holds 5% of the outstanding membership interests of LLC, and Trimaran will be able to appoint the remaining members of the board of directors.

On November 18, 2005, the Company entered into a Monitoring and Management Services Agreement (the “Agreement”) with Trimaran Fund Management, L.L.C. (“Fund Management”), an affiliate of the majority owner of the Company and of certain directors, which provides for annual fees of $500,000 and reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of Freeman Spogli, Freeman Spogli & Co. V, L.P., as a party sharing in the fees payable under the Agreement. During the years ended December 31, 2014, December 25, 2013, and December 26, 2012, $343,000, $624,000, and $612,000, respectively, were paid pursuant to this Agreement. These amounts are included in general and administrative expenses in the accompanying consolidated statements of operations. The Agreement terminated as of the Company’s initial public offering.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

16. STOCK SPLIT, AUTHORIZATION OF ADDITIONAL SHARES, AND INITIAL PUBLIC OFFERING

On July 14, 2014, Holdings amended its certificate of incorporation to increase the number of shares that Holdings is authorized to issue to 200 million shares of common stock, par value $0.01 per share. The amendment of the certificate of incorporation effected an internal recapitalization pursuant to which Holdings effected an 8.56381-for-1 stock split on its outstanding common stock.

Accordingly, all common share and per share amounts in the consolidated financial statements and these notes thereto have been adjusted to reflect the 8.56381-for-1 stock split as though it occurred at the beginning of the initial period presented.

On July 24, 2014, Holdings amended and restated its certificate of incorporation to, among other things, increase its authorized share count to 300,000,000 shares of stock, including 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, each par value $0.01 per share. On July 30, 2014, Holdings completed its initial public offering of 8,214,286 shares of common stock at a price to the public of $15.00 per share (the “IPO”), including 1,071,429 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts, commissions, and fees and expenses of IPO offering and distribution, as set forth in our registration statement for the IPO on Form S-1, the Company received net IPO proceeds of approximately $112.3 million. The Company used these proceeds primarily to repay in whole a $100 million second lien term loan (the “Second Lien Term Loan”).

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 31, 2014. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (continued)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2014								2013
(Dollar amounts in thousands, except share data)	Dec.		Sept.		June		Mar.		Dec.		Sept.	June	Mar.
Selected Financial Data
Total revenue ($)	89,973		86,557		86,904		81,427		76,238		79,767	81,727	76,995
Income from Operations ($)	11,311		13,621		12,842		11,510		9,676		10,651	12,181	9,884
(Benefit) provision for income taxes	(2,606)		(61,389)		570		417		(604)		(130)	1,971	164
Net income (loss) ($)	4,575	(2)(5)	25,849	(2)(4)	6,569	(2)	5,470	(2)	(18,141	)(3)	918	410	(60)
Per Share Data(6):
Net income (loss) per share
Basic	0.12		0.76		0.23		0.19		(0.63)		0.03	0.01	(0.00)
Diluted	0.12		0.70		0.21		0.18		(0.63)		0.03	0.01	(0.00)
Weighted average shares used in computing net income (loss) per share
Basic	37,149,379		34,221,829		28,715,485		28,712,622		28,712,622		28,712,622	28,712,622	28,712,622
Diluted	39,691,650		36,821,095		30,372,281		30,157,316		28,712,622		29,383,525	28,712,622	28,712,622
Selected Operating Data
Number of restaurants (at period end)
Company-operated	172		166		168		168		168		168	167	169
Franchised	243		239		233		233		233		231	231	229
System-wide	415		405		401		401		401		399	398	398
Average unit volume (AUV) (company-operated)(1)	1,839		1,893		1,927		1,813		1,707		1,772	1,833	1,718
Comparable restaurant sales growth (%)
Company-operated	6.4		6.4		5.0		5.4		5.4		2.2	6.9	6.7
Franchised	8.6		9.1		5.9		8.3		7.7		5.4	11.7	10.5
System-wide	7.6		7.9		5.4		7.2		6.5		3.7	9.6	8.5
Restaurant contribution margin (%)	22.3		20.7		22.6		22.1		20.4		20.7	22.5	20.5

(1)	AUVs consist of average annualized sales of all company-owned restaurants over the fiscal quarter.
(2)	The 2013 Refinancing and repayment of the 2013 Second Lien Term Loan with a portion of the proceeds of our IPO resulted in lower interest rates on our indebtedness, which has contributed to lower interest expense and higher net income in subsequent periods.
(3)	In the 13 weeks ended December 25, 2013, we refinanced the 2011 Financing Agreements. This 2013 Refinancing resulted in a one-time charge to our consolidated statement of operations of $21.5 million, reflecting call premiums on the retired debt obligations and expense related to unamortized deferred financing cost and unamortized discounts.
(4)	In the thirteen weeks ended September 24, 2014, we released our valuation allowance of approximately $65 million, and incurred a TRA charge of approximately $41 million.
(5)	In the fourteen weeks ended December 31, 2014, we refinanced the 2013 First Lien Credit Agreement with the 2014 Revolver, which resulted in lower interest rates on our indebtedness, contributing to lower interest expense and higher net income. In connection with the 2014 Refinancing, the 2013 First Lien Term Loan was repaid in full, resulting in a one-time charge to our consolidated statement of operations of $4.6 million, reflecting expenses related to the write-off of deferred financing costs and unamortized discounts.
(6)	Due to the use of weighted average shares outstanding for each quarter of computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including, as appropriate, to our Chief Executive Officer and Chief Financial Officer, so as to permit timely decisions regarding required disclosures.

With the supervision and participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

The design of any system of control is based on assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated objectives in all cases, or that compliance with policies or procedures will remain steady. Because of their inherent limitations, disclosure controls and procedures may not prevent or detect all misstatements. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). This annual report does not include a report of management assessing internal control over financial reporting or an attestation report by our independent registered public accounting firm due to a transition period established by SEC rule for newly public companies. Further, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting in the most recent quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the name, age, and position of individuals who currently serve as the directors and executive officers of Holdings.

Name	Age	Position
Stephen J. Sather	66	Director, President and Chief Executive Officer
Laurance Roberts	54	Chief Financial Officer
Kay Bogeajis	60	Chief Operating Officer
Edward Valle	53	Chief Marketing Officer
Michael G. Maselli	54	Chairman and Director
Dean C. Kehler	58	Director
Wesley W. Barton	37	Director
John M. Roth	56	Director
Douglas K. Ammerman	63	Director
Samuel N. Borgese	66	Director

Stephen J. Sather has been a director and our Chief Executive Officer and President since 2010. From 2006 to 2010, Mr. Sather was our Senior Vice President of Operations. From 2002 to 2005, he was Senior Vice President of Retail Operations for Great Circle Family Foods, a major California franchisee of Krispy Kreme Doughnuts stores. Mr. Sather holds a bachelor’s degree in business administration from Miami University in Oxford, Ohio. Based on his extensive industry and management experience in the casual dining and quick-service sectors, his familiarity with us, his deep understanding of restaurant operations, and his work at a franchisee organization, Mr. Sather is well-qualified to lead us and to serve on our board.

Laurance Roberts has been our Chief Financial Officer and Treasurer since July 2013. From 2008 to 2012, he was Chief Operating Officer for KFC, a major fried chicken restaurant chain and a division of Yum! Brands. In 2008, he was also General Manager for KFC Restaurant Operating Company. Before that, he spent three years as Chief Financial Officer of KFC, and three years as Chief Financial Officer of Yum! Brands’ Pizza Hut joint venture in the United Kingdom. Mr. Roberts holds an MBA from the University of Michigan and a bachelor’s degree in economics from Bucknell University.

Kay Bogeajis has been our Chief Operating Officer since July 2013. From 2007 to 2013, she was Vice President of Retail Operations for Peet’s Coffee & Tea. From 1997 to 2007, Ms. Bogeajis was employed by Yum! Brands, where from 2003 to 2007 she served as Head Coach of Western Operations and where from 2001 to 2003 she was Vice President of Systemwide Operations for the Taco Bell division. Ms. Bogeajis has a Bachelor of Science degree from San Diego State University.

Edward Valle has been our Chief Marketing Officer since October 2011. From 2009 to 2010, he was Chief Marketing Strategist for Choice Hotels International, responsible for brand strategy, advertising, marketing, media, promotional, and loyalty initiatives. From 2005 to 2009, he was Vice President of Marketing at the Panera Bread Company. Before that, he held marketing leadership positions at Dunkin’ Donuts, Subway Restaurants, and Diageo. Mr. Valle holds an MBA from Fordham University and a bachelor’s degree in operations and logistics management from Michigan State University.

Michael G. Maselli has been Chairman of our Board of Directors since 2011. Mr. Maselli is a managing director of Trimaran Fund Management, L.L.C. Before joining Trimaran in February 2003, Mr. Maselli worked in the Corporate and Leverage Finance Groups of CIBC World Markets. Prior to joining CIBC in 1997, Mr. Maselli served as a Managing Director in Bear Stearns’ corporate finance group and, prior to that, as a Vice President at

Kidder Peabody & Co. Incorporated. Mr. Maselli has served on the board of directors of Norcraft Companies, Inc., since July 2013, and on the board of managers of its predecessor company since 2003. Mr. Maselli currently also serves on the board of Educational Services of America, Inc. He previously served on the board of directors of Standard Steel, LLC, and was director as well as Chairman of the Board of CB Holding Corp. Mr. Maselli received an MBA with distinction from The A.B. Freeman School at Tulane University and a bachelor’s degree in economics from the University of Colorado. With his extensive background in banking, finance, and private equity, his supervisory and investment experience in a variety of industries, and his knowledge of us and our affiliates, Mr. Maselli is well-qualified to serve as our Chairman.

Dean C. Kehler has been a director since 2005. In 2000, he co-founded Trimaran, one of our principal investors, where he is a Managing Partner. From 1995 to 2000, Mr. Kehler held senior positions at CIBC, including Vice Chairman of CIBC World Markets Corp. Mr. Kehler has served on the board of directors of KCAP Financial, Inc., since February 2012. He holds a bachelor’s degree from the Wharton School of the University of Pennsylvania. Because of his strong background in banking and finance, his many years of experience overseeing this and other corporations, and his knowledge of management and strategy, Mr. Kehler is well-qualified to serve on our board.

Wesley W. Barton has been a director since 2011. Since 2007, he has been employed by Trimaran Capital Partners, one of our principal investors, where he is a Vice President. From 2005 to 2007, Mr. Barton was an associate at Banc of America Securities, the broker–dealer arm of Bank of America. From 2002 to 2005, he was an associate at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP. He has a JD from Duke University. Based on his skills in banking, private financing, mergers, and corporate law, Mr. Barton is well-qualified to serve on our board.

John M. Roth has been a director since 2007. He has been with Freeman Spogli, one of our principal investors, since 1988, and has been a General Partner there since 1993, where he now serves as President and Chief Operating Officer. From 1984 to 1988, Mr. Roth was employed by Kidder, Peabody & Co. Incorporated in the Mergers and Acquisitions Group. Mr. Roth received an MBA and a bachelor’s degree from the Wharton School of the University of Pennsylvania. Mr. Roth has served on the board of directors of Floor & Decor Holdings, Inc., since November 2010 and hhgregg, Inc., since February 2005. With his extensive experience as a board member of numerous retail and consumer businesses and his experience and insights into strategic expansion opportunities, capital markets, and capitalization strategies, Mr. Roth is well-qualified to serve on our board.

Douglas K. Ammerman has been a director since 2007. Since retiring as a Partner from KPMG in 2002, Mr. Ammerman has been a director for Fidelity National Financial, Inc., since 2005, William Lyon Homes since 2007, Stantec Inc. since 2011 and Remy International, Inc., since 2013. In the past five years, Mr. Ammerman has also served on the board of Quiksilver, Inc. He holds a master’s degree in business taxation from the University of Southern California, a bachelor’s degree from California State University, Fullerton, and is a CPA, inactive. Based on his fulsome knowledge of accounting, corporate governance, and the restaurant industry, Mr. Ammerman is well-qualified to serve on our board.

Samuel N. Borgese has been a director since 2011, and served as Chairman of our Board of Directors in 2011, while he also served as our Executive Chairman. Mr. Borgese is currently Chief Executive Officer of Logan’s Roadhouse, a casual dining steakhouse chain. From 2011 to 2014, he was Chief Executive Officer of Max Brenner International, a chocolatier. From 2008 to 2011, he was first Interim President and Chief Executive Officer and then permanent President and Chief Executive Officer of CB Holding Corp., the parent of Charlie Brown’s Steakhouse and other chains, which was owned by Trimaran, one of our principal investors. From 2003 to 2008, he was employed by Catalina Restaurant Group, first as Chief Development Officer and later as President and Chief Executive Officer. Before that, Mr. Borgese was Chief Executive Officer of an enterprise software company that supported 300 restaurant, retail, and hospitality businesses in the lifecycle management of their real estate assets. Mr. Borgese holds a Certificate of Director Education from the National Association of Corporate Directors. With more than 30 years of senior executive and other leadership positions with public and private companies in the restaurant, retail, and hospitality sectors, Mr. Borgese is well-qualified to serve on our board.

Board Composition and Election of Directors

Our certificate of incorporation provides that the number of directors on our board is to be fixed exclusively pursuant to board resolution. The exact size of our board shall be determined from time to time by the board. In the near future, we intend to appoint an additional director who satisfies the independence requirements of the NASDAQ. Wesley W. Barton has agreed to resign from the board upon that appointment. Our board of directors is divided into three classes, with each director serving a three-year term and with one class to be elected at each year’s annual meeting of stockholders.

We are a party to a stockholders agreement with LLC, whose members are investment funds managed by affiliates of Trimaran and Freeman Spogli, certain members of our management, and other third-party investors. The stockholders agreement provides certain rights to LLC, including registration rights for common stock owned by LLC. The limited liability company operating agreement of LLC also provides rights to Trimaran and Freeman Spogli, including certain registration rights. See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Our certificate of incorporation provides that directors may only be removed for cause by a majority of the voting power of our then-outstanding stock voting as a single class at a meeting of stockholders. However, if LLC beneficially owns more than 40% of our common stock, directors may be removed with or without cause, by a majority of the voting power of our outstanding stock voting as a single class. The certificate also provides that if a director is removed or if a vacancy occurs due to either an increase in the size of the board or due to death, resignation, disqualification, or other cause, the vacancy will be filled solely by the affirmative vote of a majority of the remaining directors then in office, even if less than a quorum remains.

Because LLC controls more than 50% of the voting power of our common stock, we are using the “controlled company” exception under NASDAQ rules. The “controlled company” exception eliminates the requirements that we have (a) a majority of independent directors on our board and (b) compensation and nominating/corporate governance committees composed entirely of independent directors, as independence is defined in Rule 10A-3 of the Exchange Act and under the listing standards. The “controlled company” exception does not modify the independence requirements for the audit committee, and we comply with the requirements of the Sarbanes–Oxley Act and the NASDAQ by having an audit committee with a majority of independent directors. One year from our IPO, we will be required to have an audit committee comprised entirely of independent directors. Douglas K. Ammerman and Samuel N. Borgese currently qualify as independent directors.

If at any time we cease to be a “controlled company” under NASDAQ rules, our board of directors will take all action necessary to comply with the applicable NASDAQ rules, including appointing a majority of independent directors to our board of directors and establishing certain committees composed entirely of independent directors, subject to a permitted “phase-in” period.

Board Committees

Our board of directors has established standing committees in connection with the discharge of its responsibilities. These committees include an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Our board of directors has adopted written charters for each of these committees, available at www.elpolloloco.com. Our board of directors may establish other committees as it deems necessary or appropriate from time to time.

Audit Committee

Our Audit Committee is comprised of Dean C. Kehler, Douglas K. Ammerman, and Samuel N. Borgese. We are relying on the phase-in rules of the Exchange Act and the NASDAQ with respect to the independence of our audit committee. These rules require us to have an audit committee that has a majority of independent members within 90 days of our IPO and all members who are independent within one year thereof. The functions of our Audit Committee, among other things, include:

•	reviewing our financial statements, including any significant financial items and changes in accounting policies, with our senior management and our independent registered public accounting firm;

•	reviewing our financial risk and control procedures, our compliance programs, and significant tax, legal, and regulatory matters;

•	appointing and determining the compensation for our independent auditors;

•	establishing procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls, and auditing matters; and

•	reviewing and overseeing our independent registered public accounting firm.

Our board of directors has determined that Douglas K. Ammerman qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and that Douglas K. Ammerman is independent as independence is defined in Rule 10A-3 of the Exchange Act and under NASDAQ listing standards.

Compensation Committee

Our Compensation Committee is comprised of Michael G. Maselli, John M. Roth, and Douglas K. Ammerman. The functions of our Compensation Committee, among other things, include:

•	reviewing and approving corporate goals and objectives relevant to the compensation of certain of our key executives, evaluating the performance of these executives in light of those goals and objectives, and determining the compensation of these executives based on that evaluation;

•	reviewing and approving executive officer and director compensation;

•	reviewing and approving overall compensation programs; and

•	administering our incentive compensation and equity-based plans.

In order to comply with certain SEC and tax law requirements, our compensation committee (or a subcommittee of the compensation committee) must consist of at least two directors that qualify as “non-employee directors” for the purposes of Rule 16b-3 under the Exchange Act and satisfy the requirements of an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986 (the “Code”). Our board of directors has determined that Michael G. Maselli, John M. Roth, and Douglas K. Ammerman each qualify as “non-employee directors” and “outside directors.”

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised of Dean C. Kehler, Michael G. Maselli, and John M. Roth. The functions of our Nominating and Corporate Governance Committee, among other things, include:

•	identifying individuals qualified to become board members and recommending director nominees and board members for committee membership;

•	developing and recommending to our board corporate governance guidelines; and

•	overseeing the evaluation of our board of directors and its committees and management.

Risk Oversight

Our board of directors oversees a company-wide approach to risk management that is carried out by management. Our board of directors determines the appropriate risk for us generally, assesses the specific risks faced by us, and reviews the steps taken by management to manage those risks.

While our board of directors maintains the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. Additionally, our Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Our Audit Committee oversees management of enterprise risks and financial risks, as well as potential conflicts of interests. Our Nominating and Corporate Governance Committee is responsible for overseeing the management of risks associated with the independence of our board of directors. Pursuant to our board of directors’ instruction, management regularly reports on applicable risks to the relevant committee or the board of directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by our board of directors and its committees.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee has ever been an officer or employee of us. None of our executive officers serves or has served as a member of the board of directors, compensation committee, or other board committee performing equivalent functions, of any entity that has one or more executive officers serving as one of our directors or on our Compensation Committee.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that applies to our directors, officers, and employees, available at www.elpolloloco.com. We expect that any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines to assist our board of directors in the exercise of its fiduciary duties and responsibilities to us and to promote the effective functioning of our board of directors and its committees. Our corporate governance guidelines cover, among other topics:

•	director independence and qualification requirements;

•	board leadership and executive sessions;

•	limitations on other board and committee service;

•	director responsibilities;

•	director compensation;

•	director orientation and continuing education;

•	board and committee resources, including access to officers and employees;

•	succession planning; and

•	board and committee self-evaluations.

The corporate governance guidelines are available on our website, www.elpolloloco.com. We expect that any amendments to the guidelines will be disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act. As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act, which require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. The table below sets forth the annual compensation earned in fiscal 2013 and 2014 by our principal executive officer and our next two most highly compensated executive officers (our “named executive officers” or “NEOs”).

Summary Compensation Table

Name and Principal Position	Year	Salary		Option Awards(3)		Non-Equity Incentive Plan Compensation(4)		All Other Compensation(5)		Total
Stephen J. Sather President & Chief Executive Officer	2014 2013	$ $	466,558 436,367	$ $	— —	$ $	365,850 349,083	$ $	29,954 41,797	$ $	862,362 827,447

Laurance Roberts(1) Chief Financial Officer	2014 2013	$ $	322,830 138,795	$ $	— 427,837	$ $	249,998 112,718	$ $	159,689 12,717	$ $	732,517 692,067

Ed Valle(2) Chief Marketing Officer	2014 2013	$ $	317,350 269,565	$ $	— —	$ $	243,900 216,100	$ $	25,036 36,928	$ $	586,286 522,593

(1)	Mr. Roberts commenced employment as our Chief Financial Officer on July 15, 2013.
(2)	Mr. Valle commenced employment as our Chief Marketing Officer on October 24, 2011.
(3)	Represents the grant date fair value of options awarded in fiscal 2013 and 2014, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (FASB ASC Topic 718). For a summary of the assumptions made in the valuation of these awards, see Note 12 to our consolidated financial statements included elsewhere in this report.
(4)	Represents performance-based bonuses earned by our NEOs in respect of our performance in fiscal years 2013 and 2014. The material terms of the non-equity incentive plan compensation paid to our named executive officers in our last completed fiscal year are described below in the section entitled “—Elements of Compensation 2014 Bonus Arrangements.”
(5)	For Messrs. Sather, Roberts and Valle, includes the following perquisites and benefits:
•	Gas Card Benefits: Messrs. Sather, Roberts and Valle had amounts of $4,880, $2,662, and $2,782, respectively, in fiscal 2014.
•	401(k) Plan Matching Contribution: Messrs. Sather, Roberts and Valle had amounts of $10,046, $7,481, and $7,225, respectively, in fiscal 2014.
•	Auto Allowance: Messrs. Sather, Roberts and Valle had amounts of $7,200, $7,200, and $7,200, respectively, in fiscal 2014.
•	Relocation Expenses: Mr. Roberts received a one-time reimbursement for relocation expenses of $134,517.
•	Other Benefits (including, health and welfare benefits): Messrs. Sather, Roberts and Valle had amounts of $7,828, $7,828, and $7,828, respectively, in fiscal 2014.

Employment Agreements

Each of our NEOs is a party to an employment agreement. The employment agreements are substantially similar. We entered into an employment agreement in 2006 with Mr. Sather (which was amended and restated in 2011), in 2011 with Mr. Valle and in 2013 with Mr. Roberts. The employment agreements provide that Messrs. Sather, Roberts and Valle will receive salaries equal to $350,000, $300,000, and $250,000, respectively, which may be adjusted in our sole discretion (and, with respect to all NEOs, has been adjusted up as shown in “Summary Compensation Table”) and also provide that we will reimburse Mr. Roberts for certain relocation expenses. Each employment agreement also provides that each executive will be eligible to earn annual bonus awards with a target of 75% of the executive’s then current base salary and that each executive is entitled to receive certain other benefits and perquisites as more fully described in the “Elements of Compensation—Other Benefits” section. The employment agreements provide that the NEOs’ employment with us is “at will” and may be terminated at any time by either party, provided the NEOs are required to provide us with 90-day advance notice in case of resignation. If we terminate an NEO’s employment without “cause,” as defined in the respective employment agreement, or if the agreement is terminated by the NEO for “good reason,” as defined in the respective employment agreement, and provided that the NEO signs a general release of claims, the NEO will be entitled to receive continuation of base salary for 12 months following termination of employment. In addition, in case of any termination of employment, except termination by us for “cause” or voluntary resignation by the NEO, each NEO will be entitled to receive a pro-rata bonus for the year of termination based on our actual performance. Finally, in case of any termination of employment the NEO will be entitled to receive certain accrued obligations (including base salary through the date of termination, reimbursement of unreimbursed business expenses, and any earned but unpaid annual bonus for the previously completed year). The employment agreements contain 12-month post-termination covenants relating to non-interference and non-solicitation of employees.

Elements of Compensation

Each of the named executive officers was provided with the following primary elements of compensation in fiscal years 2013 and 2014:

Base Salary

Each named executive officer received a fixed base salary in an amount determined in accordance with the executive’s employment agreement and based on a number of factors, including:

•	The nature, responsibilities and duties of the officer’s position;

•	The officer’s expertise, demonstrated leadership ability and prior performance;

•	The officer’s salary history and total compensation, including annual cash bonuses and long-term incentive compensation; and

•	The competitiveness of the market for the officer’s services.

Each named executive officer’s base salaries for 2013 and 2014 are listed in “—Summary Compensation Table.”

2014 Bonus Arrangements

Each named executive officer was eligible to earn an annual cash incentive in 2014. Our practice with respect to annual incentive compensation has historically been to provide an opportunity to earn bonus awards based on the achievement of company performance measures, specifically EBITDA adjusted for various add-backs permitted by our 2014 Revolver (“Internal EBITDA”). Our El Pollo Loco Support Center Incentive Plan is adopted on an annual basis subject to approval by our board of directors and provides the opportunity for each of our NEOs to earn a bonus equal to 75% of their annual base salary at target for each year, based on our achievement of Internal EBITDA targets. The Internal EBITDA targets are set each year based on achievement of strategic goals and financial results. The cash incentive plan also provides for no bonus to be paid if Internal EBITDA achievement is less than 92.5% of target and for a cap equal to 200% of the target bonus amount to be paid if Internal EBITDA achievement is 125% of target or greater. Based on our performance, bonuses for 2014 are anticipated to be paid out at 108% of target.

Equity Grants

All of our outstanding equity awards are governed by our 2014 Omnibus Equity Incentive Plan (the “2014 Plan”). Prior to the adoption of the 2014 Plan we maintained the 2005 Stock Option Plan (the “2005 Plan”) and 2012 Stock Option Plan (the “2012 Plan”), both of which provided for the issuance of stock options. In addition, option awards were outstanding under certain exchange option award agreements relating to the exchange of options of the former EPL Holdings, Inc., at the time of its purchase by us (all awards under the 2005 Plan, 2012 Plan and such exchange options, the “Prior Awards”). Upon the adoption of the 2014 Plan, Prior Awards became governed by the 2014 Plan and their respective award or exchange agreements, to the extent that the terms of such agreements are not inconsistent with the 2014 Plan. No further awards under the 2005 Plan and 2012 Plan will be made.

Options Previously Granted Under 2012 Stock Option Plan

In 2012, we adopted the 2012 Plan in order to advance our interests by providing for grants of stock options to certain individuals. Generally, 50% of these options vest 25% on each of the first four anniversaries of grant. The initial grants in 2012 were a one-time exception, with a portion of the grants vesting at the time of grant. The remaining 50% vest 25% per year, based on achievement of Consolidated EBITDA (as such term is defined in the 2013 First Lien Credit Agreement) targets for such year or in some circumstances of cumulative Consolidated EBITDA targets over multiple years. Such options will expire no later than the 10th anniversary after grant. Generally, upon an employee’s termination of employment with us, the employee will have 90 days following the date of such termination to exercise any portion of the options. If the employee’s termination is due to his total and permanent disability or death, the employee or his estate, as applicable, may exercise any portion of the options for six months. In no event will an employee be entitled to exercise the option after its original expiration date. All options will be forfeited if an employee’s employment is terminated for cause. We also granted options with strike prices in excess of the fair market value of our stock on the date of grant. These premium options were intended as a further stretch incentive to encourage growth that meets or exceeds the premium level.

Options Granted Under 2014 Plan

There were no grants of stock options to NEOs in 2014.

Other Benefits

In 2014 and 2013, our NEOs were provided with certain limited fringe benefits that we believe are commonly provided to similarly situated executives in the market in which we compete for talent and therefore are important to our ability to attract and retain top-level executive management. These benefits include a monthly automobile allowance and a gas card allowance. The amounts paid to NEOs in 2013 and 2014 in respect of these benefits is reflected above in the “—Summary Compensation Table” section under the “All Other Compensation” heading.

All employees are eligible to participate in broad-based and comprehensive employee benefit programs, including medical, dental, vision, life and disability insurance and a 401(k) plan. Our named executive officers are eligible to participate in these plans generally on the same basis as our other employees. We do not sponsor or maintain any deferred compensation or supplemental retirement plans in addition to our 401(k) plan. Our 401(k) plan provides substantially all employees with the ability to make pre- or post-tax retirement contributions in accordance with applicable IRS limits. Matching contributions are provided in an amount equal to 100% of the first 3% of elective contributions and 50% of the next 2% of contributions by the employee. The 401(k) plan matching contributions provided to our named executive officers in 2013 and 2014 are reflected above in the “Summary Compensation Table” section under the “All Other Compensation” heading.

Outstanding Equity Awards at Fiscal Year End Table

The following table sets forth outstanding equity option awards as of December 31, 2014:

Name	Number of Securities Underlying Unexercised Options		Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable	Unexercisable
Stephen J. Sather(1)	244,426	70,651	—	$2.62	April 16, 2022
	989,120	141,302	—	$5.84	April 16, 2022
Laurance Roberts(2)	14,433	36,930	24,620	$4.09	July 15, 2023
	73,863	73,862	49,242	$5.84	July 15, 2023
Ed Valle(1)	74,933	18,733	—	$2.62	April 15, 2022
	194,827	37,466	—	$5.84	April 15, 2022

(1)	50% of the option award vests based upon continued employment (“Time-Based Options”) and the remaining 50% shall vest based upon the attainment of certain performance goals (“Performance-Based Options”). 25% of the Time-Based Options vest on the date of grant and an additional 25% vest on each of the first three anniversaries of the date of grant. The Performance-Based Options vest 25% each year based upon the attainment of certain performance goals for the years 2011, 2012, 2013 and 2014 or cumulative performance goals over all or a portion of this time period.
(2)	50% of the option award vests based upon continued employment (“Time-Based Options”) and the remaining 50% shall vest based upon the attainment of certain performance goals (“Performance-Based Options”). The Time-Based Options vest in four equal installments on each of the first four anniversaries of the date of grant. The Performance-Based Options vest 25% each year based upon the attainment of certain performance goals for the years 2013, 2014, 2015 and 2016 or cumulative performance goals over all or a portion of this time period.

Director Compensation

The following table provides compensation information for fiscal 2014 for each of our independent directors. Directors who are not independent do not receive compensation for their services as directors.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Samuel N. Borgese	$40,000	$115,188	$155,188
Douglas K. Ammerman	$40,000	$115,188	$155,188

Each of our two independent directors, Messrs. Borgese and Ammerman, receive an annual cash retainer fee of $40,000, which is paid quarterly. In addition, Messrs. Borgese and Ammerman each received a grant of 3,333 restricted shares under the 2014 Plan in connection with our IPO, equivalent to $50,000 per capita divided by our public offering price. These grants vest based on continued service over three years. Based on our share price when the grants were consummated, we expect to incur approximately $230,000 of stock-based compensation expense as the grants vest.

In accordance with our director compensation program, Messrs. Borgese and Ammerman each will receive an annual grant of restricted shares with grant date value of $50,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2014, about outstanding awards and shares of common stock available for future awards under our equity compensation plans under which our equity securities are authorized. We have not made any grants of common stock outside of our equity compensation plans. All awards have been approved by our security holders.

	(a)	(b)	(c)
Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,070,176	$6.25	834,763
Equity compensation plans not approved by security holders	—	—	—

Total	3,070,176	$6.25	834,763

Beneficial Ownership

The table below sets forth the beneficial ownership information for our common stock as of February 28, 2014, for: (i) each of our named executive officers, (ii) each of our directors, (iii) all of our executive officers and directors as a group, and (iv) each person known to us to be the beneficial owner of more than 5% of our shares of common stock.

Unless otherwise noted below, the address for each person listed below is 3535 Harbor Boulevard, Suite 100, Costa Mesa, California 92626. We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons named below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. We have based our calculations on 37,420,450 shares outstanding as of February 28, 2015.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares subject to options or restricted stock units held by that person exercisable within 60 days of February 28, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Name	Shares	Acquirable Within 60 Days	Total	Percent
Named Executive Officers and Directors:
Stephen J. Sather	1,233,546	211,953	1,445,499	3.9%
Laurance Roberts	88,296	—	88,296	*
Edward Valle	325,960	56,199	382,159	1.0%
Michael G. Maselli	—	—	—	—
Dean C. Kehler	—	—	—	—
Wesley W. Barton	—	—	—	—
John M. Roth	—	—	—	—
Douglas K. Ammerman	72,585	16,056	88,641	*
Samuel N. Borgese	38,038	16,056	54,094	*
All directors and executive officers as a group (10 people)	1,824,903	300,264	2,125,167	5.7%
5% Stockholders:
Trimaran Pollo Partners, L.L.C.**	22,149,044	—	22,149,044	59.2%

*	Less than one percent.
**	Based solely on a Schedule 13G filed with the SEC on February 11, 2015, by (i) Trimaran Pollo Partners, L.L.C., (ii) Trimaran Capital, L.L.C., (iii) Jay R. Bloom, and (iv) Dean C. Kehler. LLC is the direct owner. Trimaran Capital, L.L.C., is the managing member of LLC. Mr. Bloom and Mr. Kehler are the managing members of Trimaran Capital, L.L.C., and disclaim beneficial ownership of these shares. All have an address of 1325 Avenue of the Americas, 25th Floor, New York, New York 10019.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors, our executive officers, and stockholders owning more than 10% of our common stock are required under section 16(a) of the Exchange Act to file reports of ownership of our common stock and changes thereto with the SEC. Based solely on our review of those reports that have been furnished to us pursuant to SEC regulations, we believe that in 2014 all such people complied with their section 16(a) filing requirements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Policy Concerning Related Party Transactions

We intend to adopt a written policy relating to the approval of related party transactions. Our Audit Committee is to review certain financial transactions, arrangements, and relationships between us and any of the following related parties to determine whether any such transaction, arrangement, or relationship is a related party transaction:

•	any of our directors, director nominees or executive officers;

•	any beneficial owner of more than 5% of our outstanding stock; and

•	any immediate family member of any of the foregoing.

Our Audit Committee will review any financial transaction, arrangement, or relationship that:

•	involves or will involve, directly or indirectly, any related party identified above and is in an amount greater than $120,000;

•	would cast doubt on the independence of a director;

•	would present the appearance of a conflict of interest between us and the related party; or

•	is otherwise prohibited by law, rule or regulation.

The Audit Committee will review each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the Audit Committee will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, canceling, or recommending to management how to proceed if it determines that a related party has a direct or indirect material interest in a transaction, arrangement, or relationship with us. Any member of the Audit Committee who is a related party with respect to a transaction under review will not be permitted to participate in the discussions or evaluations of the transaction; however, the Audit Committee member will provide all material information concerning the transaction to the Audit Committee. The Audit Committee will report its action with respect to any related party transaction to the board of directors.

Stockholders Agreement

We are a party to a stockholders agreement with LLC and certain third-party investors. The stockholders agreement permits (i) LLC to make an unlimited number of requests that we use our best efforts to register our shares under the Securities Act and (ii) Freeman Spogli to make two requests that we use our best efforts to register its shares under the Securities Act, for so long as they own 10% or more of the membership interests of LLC, two years after the completion of our IPO. Pursuant to the stockholders agreement, LLC may also preempt any demand request by Freeman Spogli, in which case participation in such demand registration by LLC and Freeman Spogli shall be on a pro rata basis. In demand registrations, subject to certain exceptions, the parties to the stockholders agreement have certain rights to participate on a pro rata basis, subject to certain conditions. In addition, if we decide to sell our common stock, LLC and the other parties to the stockholders agreement, including members of our management, will also have certain rights to participate on a pro rata basis, subject to certain conditions. The LLC agreement, described below, provides that, to the extent that LLC does not exercise these “piggyback” rights, any member of LLC may require us to include in any registered offering the pro rata portion of securities owned by such member through LLC.

LLC and its members are entitled, under the stockholders agreement, subject to certain exceptions, to exercise demand registration rights to register their shares of our common stock under the Securities Act. By exercising these registration rights, and selling a large number of shares of our common stock, the price of our common stock could decline. Approximately 22,167,268 shares of common stock were subject to registration rights on February 28, 2015.

At least 10 days prior to the anticipated filing date of any registration statement, notice is to be given to all holders of registrable securities party to the stockholders agreement outlining their rights to include their shares in that registration statement, and we must use our best efforts to register any securities which such holders request, within 10 days of receipt of notice, to be registered. A stockholder may, until seven days prior to the effectiveness of a registration statement, withdraw any securities that it has previously elected to include pursuant to piggyback registration rights. Any sales of registrable securities pursuant to demand rights must be on the same terms and conditions as those applying to us or any selling stockholder.

We are required to bear substantially all costs incurred in these registrations, other than underwriting discounts and commissions. These registration rights could result in substantial future expenses for us and adversely affect any future equity or debt offerings.

LLC Agreement

Affiliates of Trimaran, Freeman Spogli, and certain other third-party investors have entered into a limited liability company operating agreement (the “LLC agreement”) for LLC. The LLC agreement generally restricts the transfer of interests in LLC owned by the parties other than affiliates of Trimaran. Exceptions to this restriction include transfers to affiliates. In addition, the third-party investors have “tag-along” rights to sell their interests on a pro rata basis with Trimaran affiliates in significant sales to third parties. Similarly, Trimaran affiliates have “drag-along” rights to cause Freeman Spogli and the third-party investors to sell their interests, on a pro rata basis with Trimaran affiliates, in significant sales to third parties. The members of LLC have preemptive rights in order to maintain their respective percentage ownership interests in LLC in the event of an issuance of additional membership interests.

The LLC agreement permits a member of LLC who holds more than 15% of LLC’s outstanding membership units, following the later of 270 days after completion of our IPO and the time we become eligible to register securities on Form S-3, to cause LLC to exercise its registration rights (as described under “—Stockholders Agreement”) with respect to the pro rata portion of securities owned by such member through LLC, subject to certain exceptions. To the extent that LLC does not exercise the “piggyback” rights described under “—Stockholders Agreement,” any member of LLC may require us to include in any registered offering the pro rata portion of securities owned by such member through LLC.

Under the terms of the LLC agreement, LLC is solely managed by a Trimaran affiliate. Through the LLC agreement, Trimaran affiliates also have the right to designate at least a majority of the directors on our board of directors, and other investors (including Freeman Spogli) holding at least 15% of the outstanding interests have the right to designate one director to our board of directors, provided that Freeman Spogli has the right to designate one director to our board of directors for so long as it owns 5% or more of LLC. The LLC agreement terminates and LLC will be dissolved and its affairs wound up at the earlier of (1) the election of the managing member or (2) six years following the completion of our IPO.

Monitoring and Management Services Agreement

Under the terms of a monitoring and management services agreement (the “management agreement”), entered into between us and affiliates of Trimaran and Freeman Spogli (together, the “Sponsor Advisors”), we paid an annual advisory and monitoring fee of $357,000, which was paid in advance in quarterly installments of $89,250 to an affiliate of Trimaran, and $143,000, which was paid in advance in quarterly installments of $35,750 to an affiliate of Freeman Spogli, for services provided by the Sponsor Advisors to us. The management agreement provided that we indemnify the Sponsor Advisors and their affiliates and their respective partners, members, directors, officers, employees, and agents in connection with the services rendered to us under the agreement. It also provided that we reimburse the Sponsor Advisors for certain services to be provided to us on a going-forward basis. The management agreement also provided for the payment of certain transaction fees payable by us to the Sponsor Advisors in connection with future investment banking and related services and for the reimbursement by us of expenses incurred by the Sponsor Advisors in connection with such services, if the Sponsor Advisors determined to provide such services. The management agreement was terminated as of our IPO.

Income Tax Receivable Agreement

We expect to be able to utilize net operating losses and other tax attributes that arose prior to our IPO, assuming generation of future income. These net operating loss carryforwards and other tax attributes will reduce the amount of tax that we and our subsidiaries would otherwise be required to pay in the future.

We have entered into the TRA with our pre-IPO stockholders, which provides for payment by us to our pre-IPO stockholders of 85% of the amount of cash savings, if any, in federal, state, local, and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of an early termination by us or a change of control, as discussed below) as a result of the utilization of our net operating losses and other tax attributes attributable to periods prior to our IPO together with interest accrued at a rate of LIBOR plus 200 basis points from the date that the applicable tax return is due (without extension) until paid.

For purposes of the TRA, cash savings in income tax is computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had we not been able to utilize the tax benefits subject to the TRA. The term of the TRA will continue until all relevant tax benefits have been utilized or have expired.

Our counterparties under the TRA will not reimburse us for any benefits that are subsequently disallowed, although any future payments would be adjusted to the extent possible to reflect the result of such disallowance. As a result, in such circumstances, we could make payments under the TRA greater than our actual cash tax savings.

While the actual amount and timing of any payments under the TRA will vary depending upon a number of factors, including the amount, character, and timing of our and our subsidiaries’ taxable income in the future, we expect that during the term of the TRA, the payments that we may make could be material. Assuming no material changes in relevant tax law, and that we earn sufficient taxable income to realize the full tax benefits subject to the TRA, we expect that future payments under the TRA will total approximately $41 million in present value as of the fiscal year 2014, ended December 31, 2014.

If we undergo a change of control as defined in the TRA, the TRA will terminate, and we will be required to make a payment equal to the present value of expected future payments under the TRA, which payment would be based on certain assumptions (the “valuation assumptions”), including assumptions related to our future taxable income. Additionally, if we or a direct or indirect subsidiary transfers any asset to a corporation with which we do not file a consolidated tax return, we will be treated as having sold that asset for its fair market value in a taxable transaction for purposes of determining the cash savings in income tax under the TRA. Any such payment resulting from a change of control or asset transfer could be substantial and could exceed our actual cash tax savings.

The TRA provides that in the event that we breach any of our material obligations under it, whether as a result of our failure to make any payment when due (subject to a specified cure period), failure to honor any other material obligation under the TRA, or by operation of law as a result of the rejection of the TRA in a case commenced under the U.S. Bankruptcy Code or otherwise, then all our payment and other obligations under the TRA will be accelerated and will become due and payable, applying the same valuation assumptions discussed above, including those relating to our future taxable income. Such payments could be substantial and could exceed our actual cash tax savings. Additionally, we generally have the right to terminate the TRA. If we terminate the TRA, our payment and other obligations under the TRA will be accelerated and will become due and payable, also applying the valuation assumptions discussed above. Such payments could be substantial and could exceed our actual cash tax savings.

Because we are a holding company with no operations of our own, our ability to make payments under the TRA is dependent on the ability of our subsidiaries to make distributions to us. Under the 2014 Revolver, our subsidiaries may make dividends and distributions to us, and we are permitted to make payments under the TRA. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest at a rate of LIBOR plus 200 basis points per annum until paid.

Franchise Development Option Agreement

On July 11, 2014, EPL and LLC entered into a Franchise Development Option Agreement (the “Franchise Development Option Agreement”) in connection with the development of El Pollo Loco restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). Pursuant to the terms of the Franchise Development Option Agreement, EPL has granted LLC the exclusive option to develop and open 15 restaurants within the Territory over 5 years (the “Initial Option”), and, provided the Initial Option is exercised, the exclusive option to develop and open up to an additional 100 restaurants within the Territory over 10 years (the “Additional Option”). The Franchise Development Option Agreement will terminate (i) ten years from the date of its execution or (ii) if the Initial Option is exercised, five years from the date of the exercise of the Initial Option. LLC may only exercise the Initial Option after EPL has made the determination to begin development of Company-operated restaurants within the Territory or support the development of the Territory. We have no current intention to begin such development within the Territory.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

In fiscal 2014, BDO USA, LLP (“BDO”), served as our independent registered public accounting firm. The following sets forth fees billed by BDO for the audit of our annual financial statements and other services rendered:

	Fiscal Year
	2014	2013
Audit fees(1)	$629,691	$181,000
Audit related fees(2)	37,031	11,000
Tax fees(3)	105,281	43,400
All other fees	29,390	9,472

Total	$801,393	$244,872

(1)	Audits of our annual financial statements, reviews of quarterly financial statements, and services that are normally provided by independent accountants in connection with statutory and regulatory filings or engagements, including reviews of SEC filings, including costs associated with our IPO in July 2014 and our secondary offering in November 2014.
(2)	Audit related fees consist of the audit of our 401(k) plan and review of our Franchise Development Document.
(3)	Professional services rendered for tax compliance, tax return review and preparation, and related tax advice.

Pursuant to the charter of our audit committee, our audit committee is responsible for overseeing our accounting and financial reporting processes, and for overseeing our audits. The audit committee is responsible for appointing, retaining, determining the compensation of, evaluating, and terminating our independent auditors. The committee is also responsible for establishing and maintaining guidelines for the retention of our independent auditors for any non-audit services and for the fees for those services, and for determining procedures to approve audit and non-audit services in advance. The committee is further responsible for pre-approving any audit or non-audit services provided to us by our independent auditors, all as required by applicable laws and listing standards.

The audit committee has pre-approved all audit and permitted non-audit services provided by BDO.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1) Financial Statements: Consolidated financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules: None.

(3) Exhibits: The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Stephen J. Sather
Stephen J. Sather
President and Chief Executive Officer
Date:	March 16, 2015

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned, hereby severally constitute Stephen J. Sather and Laurance Roberts, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this report, and file the same, with all exhibits thereto, and other documents in connection therewith, hereby ratifying and confirming all that said attorney may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen J. Sather Stephen J. Sather	Director, President and Chief Executive Officer (principal executive officer)	March 16, 2015

/s/ Laurance Roberts Laurance Roberts	Chief Financial Officer (principal financial and accounting officer)	March 16, 2015

/s/ Michael G. Maselli Michael G. Maselli	Chairman and Director	March 16, 2015

/s/ Dean C. Kehler Dean C. Kehler	Director	March 16, 2015

/s/ Wesley W. Barton Wesley W. Barton	Director	March 16, 2015

/s/ John M. Roth John M. Roth	Director	March 16, 2015

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 16, 2015

/s/ Samuel N. Borgese Samuel N. Borgese	Director	March 16, 2015

EXHIBIT INDEX

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	06/25/14	3.1	09/05/14

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	06/25/14	3.2	09/05/14

10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	09/24/14	10.1	11/07/14

10.2	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	08/22/14

10.3	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	08/22/14

10.4	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.		S-1/A	N/A	10.14	07/14/14

10.5	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein		S-1	N/A	10.3	06/24/14

10.6	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.4	06/24/14

10.7	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.5	06/24/14

10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006		S-1	N/A	10.6	06/24/14

10.9	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007		S-1	N/A	10.7	06/24/14

10.10	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008		S-1	N/A	10.8	06/24/14

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date
10.11	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011		S-1	N/A	10.9	06/24/14

10.12	Form of Franchise Agreement		S-1	N/A	10.12	06/24/14

10.13	Form of Franchise Development Agreement		S-1	N/A	10.13	06/24/14

10.14*	Amended and Restated Employment Agreement between Stephen J. Sather and El Pollo Loco, Inc.		S-1	N/A	10.14	06/24/14

10.15*	Employment Agreement between Laurance Roberts and El Pollo Loco, Inc.		S-1	N/A	10.15	06/24/14

10.16*	Employment Agreement between Kay Bogeajis and El Pollo Loco, Inc.		S-1	N/A	10.16	06/24/14

10.17*	Employment Agreement between Edward Valle and El Pollo Loco, Inc.		S-1	N/A	10.17	06/24/14

10.18*	2012 Stock Option Plan		S-1	N/A	10.18	06/24/14

10.19*	2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.22	07/22/14

10.20*	Form of Option Award Agreement (Fair Market Value Options) under 2012 Stock Option Plan		S-1	N/A	10.19	06/24/14

10.21*	Form of Option Award Agreement (Premium Options) under 2012 Stock Option Plan		S-1	N/A	10.20	06/24/14

10.22*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.25	07/22/14

10.23*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.26	07/22/14

10.24*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers		S-1/A	N/A	10.27	07/22/14

10.25	Credit Agreement, dated as of December 11, 2014, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., and EPL Intermediate, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, the lenders party thereto, and the other parties thereto		8-K	N/A	10.1	12/16/14

21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	06/24/14

23.1	Consent of BDO USA, LLP	X

24.1	Power of Attorney (included on signature page hereto)	X

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

Incorporated by Reference
Number	Description	Filed Herewith		Form	Period Ended	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*	*

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Furnished herewith. Pursuant to Item 601(b)(32)(ii) of Regulation S-K (17 C.F.R. § 229.601(b)(32)(ii)), this certification is deemed furnished, not filed, for purposes of section 18 of the Exchange Act, nor is it otherwise subject to liability under that section. It will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if the registrant specifically incorporates it by reference.