Form 10-Q
period 2015-04-01
El Pollo Loco Holdings, Inc.
filed 2015-05-15
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐    Yes  ☒    No

As of May 13, 2015, there were 37,438,686 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	April 1, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,587	$11,499
Restricted cash	125	125
Accounts and other receivables, net	6,031	5,759
Inventories	1,708	1,900
Prepaid expenses and other current assets	4,090	5,108
Income tax receivable	102	102
Deferred tax assets	19,360	19,490

Total current assets	40,003	43,983
Property and equipment owned, net	83,015	82,090
Property held under capital leases, net	118	128
Notes receivables, net of current portion	238	255
Goodwill	248,674	248,674
Domestic trademarks	61,888	61,888
Other intangible assets, net	742	778
Deferred tax assets	10,982	15,566
Other assets	1,803	1,944

Total assets	$447,463	$455,306

Liabilities and Stockholder’s Equity
Current liabilities:
Current portion of obligations under capital leases	203	208
Accounts payable	5,038	5,528
Accrued salaries and vacation	7,838	7,970
Accrued insurance	3,982	3,818
Accrued interest	808	208
Accrued advertising	—	832
Other accrued expenses and current liabilities	13,054	13,013

Total current liabilities	30,923	31,577
Noncurrent liabilities:
Revolver loan	150,000	165,000
Obligations under capital leases, net of current portion	592	638
Other intangible liabilities, net	1,455	1,544
Other noncurrent liabilities	46,833	46,147

Total liabilities	229,803	244,906

Commitments, contingencies and subsequent events
Stockholder’s Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none outstanding
Common stock, $0.01 par value—200,000,000 shares authorized; 37,438,686 and 37,420,450 shares issued and outstanding	374	374
Additional paid-in-capital	359,934	359,465
Accumulated deficit	(142,648)	(149,439)

Total stockholder’s equity	217,660	210,400

Total liabilities and stockholder’s equity	$447,463	$455,306

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Revenue
Company-operated restaurant revenue	$84,733	$76,213
Franchise revenue	5,693	5,214

Total revenue	90,426	81,427

Cost of operations
Food and paper cost	27,123	24,023
Labor and related expenses	21,582	19,313
Occupancy and other operating expenses	17,136	16,044

Company restaurant expenses	65,841	59,380
General and administrative expenses	7,485	6,630
Franchise expenses	855	983
Depreciation and amortization	3,146	2,595
Loss on disposal of assets	81	276
Asset impairment and close-store reserves	51	53

Total expenses	77,459	69,917

Income from operations	12,967	11,510
Interest expense, net	1,211	5,623
Income tax receivable agreement expense	251	—

Income before provision for income taxes	11,505	5,887
Provision for income taxes	4,714	417

Net income	$6,791	$5,470

Net income per share
Basic	$0.18	$0.19
Diluted	$0.17	$0.18
Weighted-average shares used in computing net income per share
Basic	37,424,745	28,712,622
Diluted	38,921,884	30,157,316

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Cash flows from operating activities:
Net income	$6,791	$5,470
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,146	2,595
Stock-based compensation expense	297	169
Interest accretion	—	93
Income tax receivable agreement expense	251	—
Loss on disposal of assets	81	276
Impairment of property and equipment	7	10
Close-store reserve	44	43
Amortization of deferred financing costs	76	389
Amortization of favorable and unfavorable leases, net	(53)	(55)
Deferred income taxes, net	4,715	237
Changes in operating assets and liabilities:
Accounts and other receivables, net	(272)	444
Inventories	192	82
Prepaid expenses and other current assets	1,018	(4)
Income taxes payable	—	181
Other assets	83	31
Accounts payable	(2,260)	(323)
Accrued salaries and vacation	(166)	(2,877)
Accrued insurance	164	192
Other accrued expenses and liabilities	199	644

Net cash flows provided by operating activities	14,313	7,582

Cash flows from investing activities:
Purchase of property and equipment	(2,379)	(3,661)

Net cash flows used in investing activities	(2,379)	(3,661)

Cash flows from financing activities:
Payments on senior secured loan	—	(475)
Payments on revolver	(15,000)	—
Proceeds from issuance of common stock, net of expenses	206	—
Payment of obligations under capital leases	(52)	(64)

Net cash flows used in financing activities	(14,846)	(539)

(Decrease) Increase in cash and cash equivalents	(2,912)	3,382
Cash and cash equivalents, beginning of period	11,499	17,015

Cash and cash equivalents, end of period	$8,587	$20,397

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Supplemental cash flow information
Cash paid during the period for interest	$510	$5,003

Cash paid during the period for income taxes, net	$—	$—

Unpaid purchases of property and equipment	$1,770	$1,229

Cashless stock option exercise	(34)	—

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” Our activities are conducted principally through our indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At April 1, 2015, we operated 173 and franchised 243 El Pollo Loco restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years a 53-week fiscal year occurs. Fiscal 2014, which was a 53-week year, ended on December 31, 2014. Fiscal 2015, which is a 52-week year, will end on December 30, 2015. Because fiscal 2014 is a 53-week year, both revenues and expenses, and other financial and operational figures, may be on an elevated scale compared with 52-week periods both before and after.

On April 22, 2014, Chicken Acquisition Corp. (“CAC”), which was a predecessor of Holdings, as well as its wholly owned subsidiary, Chicken Subsidiary Corp (“CSC”) and CSC’s wholly owned subsidiary, the former El Pollo Loco Holdings, Inc. (“Old Holdings”) entered into the following reorganization transactions: (i) Old Holdings merged with and into CSC with CSC continuing as the surviving corporation; (ii) CSC merged with and into CAC with CAC continuing as the surviving corporation and (iii) CAC renamed itself El Pollo Loco Holdings, Inc.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2014 Revolver (see Note 4) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease termination liabilities, stock-based compensation, income tax receivable agreement liability, and income tax valuation allowances.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company’s restricted cash represents cash collateral to one commercial bank for Company credit cards.

Reclassifications

Certain comparative prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously-reported working capital, net income, earnings per share, stockholder’s equity, or cash flows.

Liquidity

The Company’s principal liquidity requirements are to service our debt and to meet capital expenditure needs. At April 1, 2015, the Company’s total debt (including capital lease liabilities) was $150.8 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $8.6 million at April 1, 2015, and available borrowings under the 2014 Revolver (which availability was approximately $43.0 million at April 1, 2015) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. ASU 2015-03 applies to all entities and is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The standard is to be applied retrospectively. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events that have occurred after April 1, 2015, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had two suppliers for which amounts due at April 1, 2015 totaled 7% and 6% of the Company’s accounts payable. As of December 31, 2014, the Company had two different suppliers for which amounts totaled 6% and 5% of the Company’s accounts payable. Purchases from the Company’s two largest suppliers totaled 36% and 4% at April 1, 2015 and 36% and 3% at March 26, 2014 of the Company’s purchases. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 68% and 70% of total revenue for the thirteen weeks ended April 1, 2015, and March 26, 2014, respectively.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014. For information regarding concentration of risk, see Item 1A “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014.

Goodwill and Indefinite Lived Intangible Assets

The Company’s indefinite lived intangible assets consist of trademarks. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. The Company does not amortize its goodwill and indefinite lived intangible assets. Goodwill resulted from the acquisition of certain franchise locations.

Upon the sale of a restaurant, we decrement goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed compared to the fair value of the reporting unit retained.

The Company performs annual impairment tests for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise.

The Company reviews goodwill for impairment utilizing either a qualitative assessment or a two-step process. If the Company decides that it is appropriate to perform a qualitative assessment and conclude that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs the two-step process, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference.

The Company performs annual impairment tests for indefinite lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. An impairment test consists of either a qualitative assessment or a comparison of the fair value of an intangible asset with its carrying amount. The excess of the carrying amount of an intangible asset over its fair value is its impairment loss.

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

The Company did not identify any indicators of potential impairment during the thirteen weeks ended April 1, 2015, and therefore did not perform any impairment review, nor did the Company record any impairment.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that our net deferred tax assets, if any, will be recovered. If, after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by charging to tax expense to reserve the portion of deferred tax assets which are not expect to be realized.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at April 1, 2015, or at December 31, 2014, and did not recognize interest or penalties during the thirteen weeks ended April 1, 2015, or March 26, 2014, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into Income Tax Receivable Agreement (the TRA). The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	April 1, 2015	December 31, 2014
Land	$12,323	$12,323
Buildings and improvements	94,826	92,834
Other property and equipment	50,548	49,890
Construction in progress	2,783	2,353

	160,480	157,400
Less: accumulated depreciation and amortization	(77,465)	(75,310)

	$83,015	$82,090

Depreciation expense was $3.1 million and $2.6 million for the thirteen weeks ended April 1, 2015, and March 26, 2014, respectively. The gross value of assets under capital leases for buildings and improvements was $1,596,400 and $1,800,800 at April 1, 2015 and December 31, 2014, respectively. Accumulated depreciation for assets under capital leases was $1,478,000 and $1,673,000 for the periods ended April 1, 2015 and December 31, 2014, respectively. For the thirteen weeks ended April 1, 2015, capital expenditures related primarily to restaurant remodeling and new restaurant expenditures, which totaled $1.2 million and $0.6 million, respectively. For the thirteen weeks ended March 24, 2014, capital expenditures related primarily to restaurant remodeling and new restaurant expenditures, which totaled $2.0 million and $0.8 million, respectively.

3. STOCK-BASED COMPENSATION

At April 1, 2015, options to purchase 3,050,456 shares of common stock were outstanding, including 2,048,007 vested and 1,002,449 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, upon a change in control, the board may accelerate vesting. At April 1, 2015, 1,924,891 premium options remained outstanding. For the thirteen ended April 1, 2015, there were exercises of stock options for 19,720 shares.

At April 1, 2015 there were 6,666 restricted shares outstanding. Restricted shares vest over time.

At April 1, 2015, we had total unrecognized compensation expense of $1.4 million, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 2.5 years.

Total stock-based compensation expense was $296,600 for the thirteen weeks ended April 1, 2015, and was $168,900 for the thirteen weeks ended March 26, 2014.

4. CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At April 1, 2015, $7.0 million of letters of credit were outstanding and $43.0 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin is initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.17% to 2.62% for the period ended April 1, 2015.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at April 1, 2015. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

Transaction Costs

Transaction costs of $1.5 million were incurred in connection with the December 11, 2014 refinancing and were capitalized and are included in other assets in the accompanying condensed consolidated balance sheets and the related amortization is reflected as a component of interest expense, net, in the accompanying condensed consolidated statements of operations.

Maturities

There are no required principal payments prior to maturity for the 2014 Revolver.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	April, 1, 2015	December 31, 2014
Accrued sales and property taxes	$4,098	$3,918
Income tax receivable agreement payable	4,170	4,170
Gift card liability	1,366	1,535
Other	3,420	3,390

Total other accrued expenses and current liabilities	$13,054	$13,013

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	April 1, 2015	December 31, 2014
Deferred rent	$6,579	$6,204
TRA payable	37,464	37,213
Other	2,790	2,730

Total other noncurrent liabilities	$46,833	$46,147

7. COMMITMENTS AND CONTINGENCIES

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $17.0 million.

At April 1, 2015, the Company’s total estimated commitment to purchase chicken was $30.2 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2022. As of April 1, 2015, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $1,572,000. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at April 1, 2015 was $1,446,000. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s consolidated financial statements related to these contingent liabilities.

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

8. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended April 1, 2015, and March 26, 2014. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Numerator:
Net income	$6,791	$5,470

Denominator:
Weighted-average shares outstanding—basic	37,424,745	28,712,622
Weighted-average shares outstanding—diluted	38,921,884	30,157,316

Net income per share—basic	$0.18	$0.19
Net income per share—diluted	$0.17	$0.18

Anti-dilutive securities not considered in diluted EPS calculation	5,865	218,369

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended
	April 1, 2015	March 26, 2014
Weighted-average shares outstanding—basic	37,424,745	28,712,622
Dilutive effect of stock options and restricted shares	1,497,139	1,444,694

Weighted-average shares outstanding—diluted	38,921,884	30,157,316

9. RELATED PARTY TRANSACTIONS

Trimaran Capital, L.L.C. (“Trimaran”) and Freeman Spogli & Co. (“Freeman Spogli”) indirectly beneficially own shares sufficient for majority control over all matters requiring stockholder votes, including: the election of directors; mergers, consolidations and acquisitions; the sale of all or substantially all of the Company’s assets and other decisions affecting the Company’s capital structure; amendments to the Company’s certificate of incorporation or by-laws; and the Company’s winding up and dissolution. Furthermore, pursuant to the limited liability company operating agreement of Trimaran Pollo Partners, L.L.C. (“LLC”), the majority stockholder, investment funds managed by Trimaran and Freeman Spogli have the right to instruct LLC to appoint certain members of the board of directors of the Company, subject to certain conditions. Specifically, provided LLC owns a majority of the Company’s common stock, Freeman Spogli will be able to appoint one member of the board of directors for so long as it holds 5% of the outstanding membership interests of LLC, and Trimaran will be able to appoint the remaining members of the board of directors.

On November 18, 2005, the Company entered into a Monitoring and Management Services Agreement (the “Agreement”) with Trimaran Fund Management, L.L.C. (“Fund Management”), an affiliate of the majority owner of the Company and of certain directors, which provided for annual fees of $500,000 and reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of Freeman Spogli, Freeman Spogli & Co. V, L.P., as a party sharing in the fees payable under the Agreement. During the thirteen weeks ended March 26, 2014, $158,000 was paid pursuant to this Agreement. This amount was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Agreement terminated as of the Company’s initial public offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This discussion and analysis should be read in conjunction with Item 1 above and with the financial statements contained in our annual report on Form 10-K for the year ended December 31, 2014. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Outcomes may differ materially from our expectations. For more information, we direct you to the sections “Risk Factors” and “Forward-Looking Statements” in our annual report. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken in front of our customers, operating in the limited service restaurant (“LSR”) segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick service restaurants (“QSRs”), a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our engaging team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, sides, and, throughout the year, on a limited-time basis, alternative proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Poblano Avocado Burrito, Under 500 Calorie Mango Grilled Tostada, Ultimate Pollo Bowl, Baja Shrimp Tacos, and Chicken, Bacon & Guacamole Stuffed Quesadilla. Our freshly-prepared salsas and dressings are prepared daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced day-part mix.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure.

As of April 1, 2015, we had 416 locations in five states. In fiscal 2014, we opened eleven new company-operated and five new franchised restaurants across Arizona, California, Nevada, and Texas. For the quarter ended April 1, 2015, we opened one new company-operated restaurant in Texas. For the remainder of 2015, we intend to open sixteen new company-operated and eleven new franchised restaurants in Arizona, California, Nevada, and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. We believe that we are well-positioned for future growth, with a developed corporate infrastructure capable of supporting a future restaurant base that is greater than our existing one. Additionally, we believe that we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale. These growth rates are not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the quarter ended April 1, 2015, comparable restaurant sales increased 5.1%. For company-operated restaurants, comparable restaurant sales increased 3.5%. For franchised restaurants, comparable restaurant sales increased 6.2%. For company-operated restaurants, the quarter’s 3.5% increase was due to a 3.4% increase in average check size, and a 0.1% increase in traffic.

Restaurant Development

Our restaurant counts at the end of each of the last three fiscal years and the thirteen weeks ended April 1, 2015, are as follows.

	Thirteen Weeks Ended	Fiscal Year Ended
	April 1, 2015	2014	2013	2012
Company-operated restaurant activity:
Beginning of period	172	168	169	165
Openings	1	11	2	4
Restaurant sale to franchisee	—	(6)	—	—
Closures	—	(1)	(3)	—

Restaurants at end of period	173	172	168	169
Franchised restaurant activity:
Beginning of period	243	233	229	229
Openings	—	5	5	3
Restaurant sale to franchisee	—	6	—	—
Closures	—	(1)	(1)	(3)

Restaurants at end of period	243	243	233	229
System-wide restaurant activity:
Beginning of period	415	401	398	394
Openings	1	16	7	7
Closures	—	(2)	(4)	(3)

Restaurants at end of period	416	415	401	398

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of April 1, 2015, together we had remodeled 92 company-operated and 135 franchised restaurants, or 227 system-wide, over 50% of our restaurant system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our condensed consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $270,000 per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

2014 Refinancing

In December 2014, we refinanced a $15 million first lien revolving credit facility (the “2013 Revolver”) and a $190 million first lien term loan facility (the “2013 First Lien Term Loan”) by entering into the 2014 Revolver (the “2014 Refinancing”). The 2014 Revolver carries a longer maturity and a lower interest rate than the indebtedness that it replaced. Following the completion of the 2014 Refinancing, our interest expense declined by approximately $6 million on an annualized basis.

Critical Accounting Policies and Use of Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances in making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014 & Note 2, “Summary of Significant Accounting Policies,” to Item 8, “Financial Statements and Supplementary Data,” in our annual report. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 to Item 1 above.

There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. To simplify presentation of debt issuance costs, the standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs would not be affected by the amendments in this Update. ASU 2015-03 applies to all entities and is effective for annual reporting periods beginning after December 15, 2015, with early adoption permitted. The standard is to be applied retrospectively. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

We will cease to be an EGC following the earliest of (i) five years after our IPO, (ii) $1.0 billion in annual revenue, (iii) $700.0 million in common stock market capitalization held by non-affiliates, or (iv) $1.0 billion in non-convertible debt security issuance on a three-year rolling basis. Please refer to our annual report on form 10-K, for more information.

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

Provision for Income Taxes

Provision for income taxes consists of federal and state taxes on our income.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, comparable restaurant sales, company-operated average unit volumes, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

Company-Operated Restaurant Revenue

Company-operated restaurant revenue consists of sales of food and beverages in company-operated restaurants net of promotional allowances, employee meals, and other discounts. Company-operated restaurant revenue in any period is directly influenced by the number of operating weeks in that period, the number of open restaurants, and comparable restaurant sales.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. At April 1, 2015 and March 26, 2014, there were 396 and 392 such restaurants, 159 and 164 company-operated and 237 and 228 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	April 1, 2015	March 26, 2014
Company-operated restaurant revenue	$84,733	$76,213
Company restaurant expenses	65,841	59,380

Restaurant contribution	$18,892	$16,833
Restaurant contribution margin (%)	22.3%	22.1%

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

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, provision for income taxes, depreciation, and amortization. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization, and items that we do not consider representative of our on-going operating performance, as identified in the reconciliation table below.

EBITDA and Adjusted EBITDA as presented in this report are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, operating income, or any other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended
(Amounts in thousands)	April 1, 2015	March 26, 2014
Net income	$6,791	$5,470
Non-GAAP adjustments:
Provision for income taxes	4,714	417
Interest expense, net	1,211	5,623
Depreciation and amortization	3,146	2,595

EBITDA	$15,862	$14,105
Stock-based compensation expense(a)	297	169
Management fees(b)	—	158
Loss on disposal of assets(c)	81	276
Impairment and closures(d)	51	53
Income tax receivable agreement expense(e)	251	—
Pre-opening costs(f)	55	108

Adjusted EBITDA	$16,597	$14,869

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs paid to affiliates of Trimaran and Freeman Spogli up through our IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(d)	Includes costs related to impairment of long-lived assets and closing restaurants.
(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter ended April 1, 2015, income tax receivable agreement expense consisted of the amortization of interest expense related to our total expected TRA payments.

(f)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Comparison of Results of Operations for the Thirteen Weeks Ended April 1, 2015, and March 26, 2014

Our operating results for the thirteen weeks ended April 1, 2015, and March 26, 2014, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	April 1, 2015		March 26, 2014		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$84,733	93.7	$76,213	93.6	$8,520	11.2
Franchise revenue	5,693	6.3	5,214	6.4	479	9.2

Total revenue	90,426	100.0	81,427	100.0	8,999	11.1
Cost of operations
Food and paper costs(1)	27,123	32.0	24,023	31.5	3,100	12.9
Labor and related expenses(1)	21,582	25.5	19,313	25.3	2,269	11.7
Occupancy and other operating expenses(1)	17,136	20.2	16,044	21.1	1,092	6.8

Company restaurant expenses(1)	65,841	77.7	59,380	77.9	6,461	10.9
General and administrative expenses	7,485	8.3	6,630	8.1	855	12.9
Franchise expenses	855	0.9	983	1.2	(128)	(13.0)
Depreciation and amortization	3,146	3.5	2,595	3.2	551	21.2
Loss on disposal of assets	81	0.1	276	0.3	(195)	(70.7)
Asset impairment and close-store reserves	51	0.1	53	0.1	(2)	(3.8)

Total expenses	77,459	85.7	69,917	85.9	7,542	10.8

Income from operations	12,967	14.3	11,510	14.1	1,457	12.7
Interest expense, net	1,211	1.3	5,623	6.9	(4,412)	(78.5)
Income tax receivable agreement expense	251	0.3	—	—	251	—

Income before provision for income taxes	11,505	12.7	5,887	7.2	5,618	95.4
Provision for income taxes	4,714	5.2	417	0.5	4,297	1,030.5

Net income	$6,791	7.5	$5,470	6.7	$1,321	24.1

(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $8.5 million, or 11.2%, from the comparable period in the prior year. Company-operated comparable restaurant sales contributed $4.2 million, an increase of 3.5%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 3.4% and an increase in traffic of 0.1% year-over-year. Company-operated restaurant revenue was also favorably impacted by $5.9 million of additional sales from eleven new restaurants opened in fiscal 2014 and one new restaurant opened in the quarter ended April 1, 2015. These increases were partially offset by $1.9 million of lost sales from six units sold to a franchisee and one closed unit in fiscal 2014.

Franchise Revenue

For the quarter, franchise revenue increased $0.5 million, or 9.2%, from the comparable period in the prior year. This increase was due to increases in franchised comparable restaurant sales of 6.2%, $0.2 million in higher franchise renewal fees and $0.1 million of additional royalties from five new franchise-operated restaurants opened in fiscal 2014. This increase was partially offset by $0.2 million in lost franchise sublease income as a result of franchisees establishing direct lease agreements with their landlords in fiscal 2014.

Food and Paper Costs

For the quarter, food and paper costs increased $3.1 million, or 12.9%, from the comparable period in the prior year, due to a $2.9 million increase in food costs and a $0.2 million increase in paper costs. These increases were due primarily to higher revenue and to higher commodity costs.

For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 32.0%, from 31.5% of the comparable period in the prior year. This increase was due primarily to higher commodity costs, but was partially offset by increases in average check size, due primarily to menu price increases in the third and fourth quarters of 2014 and in the first quarter of 2015.

Labor and Related Expenses

Payroll and benefit expenses increased $2.3 million, or 11.7% for the quarter, from the comparable period in the prior year. These increases were due primarily to increased labor costs resulting from higher sales, additional labor needs arising from the opening of eleven new restaurants in fiscal 2014 and one new restaurant in the first quarter of 2015, and higher worker’s compensation and medical insurance due to higher claims activity.

For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.5%, from 25.3% of the comparable period in the prior year. This increase was due primarily to the higher worker’s compensation and medical insurance claims activity, partially offset by increased revenue and the relatively fixed nature of management labor costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $1.1 million, or 6.8%, for the quarter, from the comparable period in the prior year. This increase was due primarily to (i) a $0.6 million increase in advertising costs, due primarily to higher sales and to additional advertising contributions in the Houston market in the first quarter of 2015, (ii) a $0.3 million increase in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in fiscal 2014 and the first quarter of 2015, and (iii) a $0.2 million increase in credit card fees, due primarily to higher credit card receipts.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 20.2%, from 21.1% of the comparable period in the prior year. This decrease was primarily due to higher total revenue and the relatively fixed nature of occupancy costs, partially offset by the higher expenses discussed above.

General and Administrative Expenses

General and administrative expenses increased $0.9 million, or 12.9%, for the quarter, from the comparable period in the prior year. This increase was due primarily to (i) a $0.7 million increase in payroll expense, due primarily to an increase in corporate employees and to higher medical costs, due primarily to higher medical claims activity, and (ii) a $0.2 million increase in professional fees, due primarily to public company operating costs such as printing, filing, listing fees, increased audit fees, and investor relations.

For the quarter, general and administrative expenses as a percentage of total revenue were 8.3%, from 8.1% of the comparable period in the prior year. These increases were due primarily to the higher costs noted above, partially offset by increased revenue.

Interest Expense, Net

Interest expense, net, decreased $4.4 million for the quarter, from the comparable period in the prior year. This decrease was due primarily to (i) the payoff of the Second Lien Term Loan with IPO proceeds in fiscal 2014, (ii) the 2014 Refinancing, which reduced the interest rates on our debt, and (iii) $15.0 million of payments on the 2014 Revolver in the first quarter of 2015.

Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter ended April 1, 2015, we recorded income tax receivable agreement expense of $0.3 million for the amortization of interest expense related to our total expected TRA payments.

Provision for Income Taxes

For the quarter ended April 1, 2015, we recorded an income tax provision of $4.7 million, reflecting an estimated effective tax rate of 41.0%. For the quarter ended March 26, 2014, the recorded provision for income taxes of $0.4 million related primarily to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of March 26, 2014. During the quarter ended September 24, 2014, after evaluating all of the positive and negative evidence, including our continued profitability and the reduction in interest expense resulting from the 2013 Refinancing and from our completed IPO and the resultant payoff of the Second Lien Term Loan, we concluded that it was more likely than not that our net deferred tax assets would be recovered, and we released our valuation allowance.

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

On July 30, 2014, we closed our IPO, the majority of the proceeds of which were used to repay our Second Lien Term Loan.

In December 2014, we refinanced the 2013 Revolver and the 2013 First Lien Term Loan by entering into the 2014 Revolver, which carries a longer maturity and a lower interest rate than the indebtedness that it replaced.

The following table presents summary cash flow information for the periods indicated.

	Thirteen Weeks Ended
(Amounts in thousands)	April 1, 2015	March 26, 2014
Net cash provided (used) by
Operating activities	$14,313	$7,582
Investing activities	(2,379)	(3,661)
Financing activities	(14,846)	(539)

Net (decrease) increase in cash	$(2,912)	$3,382

Operating Activities

For the thirteen weeks ended April 1, 2015, net cash provided by operating activities increased by $6.7 million from the comparable period in the prior year. This was due primarily to (i) increased revenue, due primarily to company-operated comparable restaurant sales growth, and (ii) lower interest payments, due to the 2014 Refinancing, which resulted in lower interest rates on our debt, and to our IPO, the majority of the proceeds of which were used to repay the Second Lien Term Loan.

Investing Activities

For the thirteen weeks ended April 1, 2015, net cash used by investing activities decreased by $1.3 million from the comparable period in the prior year. This was due primarily to timing of capital expenditures related to new restaurants and to the remodeling of existing restaurants.

For the year ending December 30, 2015, we expect to incur capital expenditures of approximately $36 million, consisting of $23 million related to new restaurants, $6 million related to the remodeling of existing restaurants, and $7 million related to maintenance and other corporate capital expenditures.

Financing Activities

For the thirteen weeks ended April 1, 2015, net cash used by financing activities increased by $14.3 million from the comparable period in the prior year. This was due primarily to the payment of $15.0 million on the 2014 Revolver during the thirteen weeks ended April 1, 2015.

Debt and Other Obligations

New Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At April 1, 2015, $7.0 million of letters of credit were outstanding and $43.0 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin is initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at April 1, 2015.

Under the 2014 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under the TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5 million in other restricted payments per year, and (d) make other restricted payments, provided that such payments would not cause, in each case, on a pro forma basis, (x) its lease-adjusted consolidated leverage ratio to equal or exceed 4.25 times and (y) its consolidated fixed charge coverage ratio to be less than 1.75 times.

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

Contractual Obligations

The Company entered into new chicken purchasing contracts in the first quarter of 2015 with twelve-month terms resulting in an estimated commitment to purchase chicken of $28.9 million at April 1, 2015.

With the exception noted above, our contractual commitments outstanding on April 1, 2015, have not changed materially since our annual report on Form 10-K for the year ended December 31, 2014. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage.

Off-Balance Sheet and Other Arrangements

As of April 1, 2015, we were using $7.0 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of April 1, 2015, we had outstanding borrowings of $150.0 million and another $7.0 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.6 million on an annualized basis.

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

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal or state minimum wage, and increases in the minimum wage will increase our labor costs. Since July 1, 2014, the State of California (where most of our restaurants are located) has had a minimum wage of $9.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour. It is scheduled to rise to $10.00 per hour on January 1, 2016. In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may or may not be able to offset cost increases in the future.

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

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Index

Number	Description

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Number	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Item 601(b)(32)(ii) of Regulation S-K (17 C.F.R. § 229.601(b)(32)(ii)), this certification is deemed furnished, not filed, for purposes of section 18 of the Exchange Act, nor is it otherwise subject to liability under that section. It will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except if the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

El Pollo Loco Holdings, Inc.
(Registrant)

May 15, 2015	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

May 15, 2015	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer