Form 10-Q
period 2015-07-01
El Pollo Loco Holdings, Inc.
filed 2015-08-14
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2015

or

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

As of August 6, 2015, there were 38,263,873 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	July 1, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6,414	$11,499
Restricted cash	125	125
Accounts and other receivables, net	5,735	5,759
Inventories	1,675	1,900
Prepaid expenses and other current assets	4,796	5,108
Income tax receivable	132	102
Deferred tax assets	19,360	19,490
Total current assets	38,237	43,983
Property and equipment owned, net	85,825	82,090
Property held under capital leases, net	108	128
Notes receivables, net of current portion	220	255
Goodwill	248,674	248,674
Domestic trademarks	61,888	61,888
Other intangible assets, net	707	778
Deferred tax assets	5,921	15,566
Other assets	1,743	1,944
Total assets	$443,323	$455,306
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$194	$208
Accounts payable	7,156	5,528
Accrued salaries and vacation	6,190	7,970
Accrued insurance	4,575	3,818
Accrued interest	349	208
Accrued advertising	-	832
Other accrued expenses and current liabilities	11,925	13,013
Total current liabilities	30,389	31,577
Noncurrent liabilities:
Revolver loan	135,000	165,000
Obligations under capital leases, net of current portion	550	638
Other intangible liabilities, net	1,380	1,544
Other noncurrent liabilities	47,105	46,147
Total liabilities	214,424	244,906
Commitments, contingencies and subsequent events
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value—200,000,000 shares authorized; 38,263,873 and 37,420,450 shares issued and outstanding	382	374
Additional paid-in-capital	363,935	359,465
Accumulated deficit	(135,418)	(149,439)
Total stockholders' equity	228,899	210,400
Total liabilities and stockholder’s equity	$443,323	$455,306

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Revenue
Company-operated restaurant revenue	$83,575	$81,358	$168,308	$157,571
Franchise revenue	5,879	5,546	11,572	10,760
Total revenue	89,454	86,904	179,880	168,331
Cost of operations
Food and paper cost	27,055	25,930	54,178	49,953
Labor and related expenses	21,089	20,102	42,671	39,415
Occupancy and other operating expenses	17,388	16,945	34,524	32,989
Company restaurant expenses	65,532	62,977	131,373	122,357
General and administrative expenses	6,405	6,835	13,890	13,465
Franchise expenses	840	943	1,695	1,926
Depreciation and amortization	3,200	2,752	6,346	5,347
Loss on disposal of assets	85	215	166	491
Asset impairment and close-store reserves	(190)	340	(139)	393
Total expenses	75,872	74,062	153,331	143,979
Income from operations	13,582	12,842	26,549	24,352
Interest expense, net	1,014	5,703	2,225	11,326
Expenses related to selling shareholders	50	-	50	-
Income tax receivable agreement expense	226	-	477	-
Income before provision for income taxes	12,292	7,139	23,797	13,026
Provision for income taxes	5,062	570	9,776	987
Net income	$7,230	$6,569	$14,021	$12,039
Net income per share
Basic	$0.19	$0.23	$0.37	$0.42
Diluted	$0.18	$0.22	$0.36	$0.39
Weighted-average shares used in computing net income per share
Basic	37,812,767	28,715,485	37,618,756	28,714,053
Diluted	39,085,206	30,372,281	39,002,974	30,595,565

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014
Cash flows from operating activities:
Net income	$14,021	$12,039
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	6,346	5,347
Stock-based compensation expense	443	337
Interest accretion	-	185
Income tax receivable agreement expense	477	-
Loss on disposal of assets	166	455
Impairment of property and equipment	13	36
Close-store reserve	(152)	357
Amortization of deferred financing costs	152	779
Amortization of favorable and unfavorable leases, net	(93)	(111)
Deferred income taxes, net	9,775	819
Changes in operating assets and liabilities:
Accounts and other receivables, net	24	258
Inventories	225	(10)
Prepaid expenses and other current assets	312	(1,095)
Income taxes receivable	(30)	7
Other assets	84	468
Accounts payable	257	1,070
Accrued salaries and vacation	(1,814)	(622)
Accrued insurance	757	804
Other accrued expenses and liabilities	(1,146)	468
Net cash flows provided by operating activities	29,817	21,591
Cash flows from investing activities:
Purchase of property and equipment	(8,869)	(10,391)
Net cash flows used in investing activities	(8,869)	(10,391)
Cash flows from financing activities:
Payments on senior secured loan	-	(950)
Proceeds from exercise of stock options	4,069	-
Payments on revolver	(30,000)	-
Payment of obligations under capital leases	(102)	(131)
Net cash flows used in financing activities	(26,033)	(1,081)
(Decrease) Increase in cash and cash equivalents	(5,085)	10,119
Cash and cash equivalents, beginning of period	11,499	17,015
Cash and cash equivalents, end of period	$6,414	$27,134

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
Supplemental cash flow information	July 1, 2015	June 25, 2014
Cash paid during the period for interest	$1,923	$10,058
Cash paid during the period for income taxes, net	$30	$(161)
Unpaid purchases of property and equipment	$1,371	$2,035
Cashless stock option exercise	$(34)	$(27)

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” Our activities are conducted principally through our indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At July 1, 2015, we operated 174 and franchised 244 El Pollo Loco restaurants.

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

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2014 Revolver (see Note 4) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

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

On July 14, 2014, we amended our certificate of incorporation to increase our authorized share count to 200,000,000 shares of common stock, par value $0.01 per share, and split our stock 8.56381:1. On July 24, 2014, we amended and restated our certificate of incorporation to, among other things, increase our authorized share count to 300,000,000 shares of stock, including 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, each par value $0.01 per share. On July 30, 2014, we completed our initial public offering of 8,214,286 shares of common stock at a price to the public of $15.00 per share (the “IPO”), including 1,071,429 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts, commissions, and fees and expenses of IPO offering and distribution, as set forth in our registration statement for the IPO on Form S-

1, we received net IPO proceeds of approximately $112.3 million. We used these proceeds primarily to repay in whole a $100 million second lien term loan (the “Second Lien Term Loan”). All share and per-share data herein have been adjusted to reflect the 8.56381 for 1 common stock split effected on July 14, 2014 as though it had occurred prior to the earliest data presented.

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

Liquidity

The Company’s principal liquidity requirements are to service our debt and to meet capital expenditure needs. At July 1, 2015, the Company’s total debt (including capital lease liabilities) was $135.7 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $6.4 million at July 1, 2015, and available borrowings under the 2014 Revolver (which availability was approximately $58.0 million at July 1, 2015) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in July 2015, the FASB approved a one-year deferral of the standard. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

Subsequent Events

The Company evaluated subsequent events that have occurred after July 1, 2015, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had two suppliers for which amounts due at July 1, 2015 totaled 32% and 4% of the Company’s accounts payable. As of December 31, 2014, the Company had two different suppliers for which amounts totaled 6% and 5% of the Company’s accounts payable. For the thirteen weeks ended July 1, 2015 and June 25, 2014, purchases from the Company’s two largest suppliers totaled 37% and 3% of the Company’s purchases. For the twenty-six weeks ended July 1, 2015 and June 25, 2014, purchases from the Company’s two largest suppliers totaled 37% and 4% and 36% and3%, respectively, of the Company’s purchases.  Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 68% and 70% of total revenue for both the thirteen and twenty-six weeks ended July 1, 2015, and June 25, 2014.

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

The Company reviews goodwill for impairment utilizing either a qualitative assessment or a two-step process. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs the two-step process, the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure the amount of impairment by comparing the carrying amount of the goodwill to a determination of the implied value of the goodwill. If the carrying amount of goodwill is greater than the implied value, an impairment charge is recognized for the difference.

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

The Company did not identify any indicators of potential impairment during the thirteen and twenty-six weeks ended July 1, 2015, and therefore did not perform any impairment review, nor did the Company record any impairment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at July 1, 2015, or at December 31, 2014, and did not recognize interest or penalties during the twenty-six weeks ended July 1, 2015, or June 25, 2014, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the Income Tax Receivable Agreement (the TRA). The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	July 1, 2015	December 31, 2014
Land	$12,323	$12,323
Buildings and improvements	97,238	92,834
Other property and equipment	51,807	49,890
Construction in progress	4,366	2,353
	165,734	157,400
Less: accumulated depreciation and amortization	(79,909)	(75,310)
	$85,825	$82,090

Depreciation expense was $3.2 million and $2.8 million and $6.3 million and $5.3 million for the thirteen and twenty-six weeks ended July 1, 2015, and June 25, 2014, respectively. The gross value of assets under capital leases for buildings and improvements was $1,559,200 and $1,800,800 at July 1, 2015 and December 31, 2014, respectively. Accumulated depreciation for assets under capital leases was $1,451,000 and $1,673,000 for the periods ended July 1, 2015 and December 31, 2014, respectively. For the thirteen weeks ended July 1, 2015, capital expenditures totaled $6.5 million, including $2.3 million for restaurant remodeling and $2.9 million for new restaurant expenditures.   For the twenty-six weeks ended July 1 2015, capital expenditures totaled $8.9 million, including $3.5 million for restaurant remodeling and $3.1 million for new restaurant expenditures.

3. STOCK-BASED COMPENSATION

At July 1, 2015, options to purchase 2,206,599 shares of common stock were outstanding, including 1,548,844 vested and 657,755 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, upon a change in control, the board may accelerate vesting. At July 1, 2015, 1,739,367 premium options remained outstanding. For the thirteen and twenty-six weeks ended July 1, 2015, there were exercises of stock options for 825,187 and 844,907 shares, respectively. For the twenty-six weeks ended June 25, 2014, there was one exercise of stock options for 739 shares.

At July 1, 2015 there were 6,666 restricted shares outstanding. Restricted shares vest over time.

At July 1, 2015, we had total unrecognized compensation expense of $1.0 million, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 2.3 years.

Total stock-based compensation expense was $146,000 and $443,000 for the thirteen and twenty-six weeks ended July 1, 2015, and was $168,000 and $337,000 for the thirteen and twenty-six weeks ended June 25, 2014, respectively.

4. CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At July 1, 2015, $7.0 million of letters of credit were outstanding and $58.0 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 1.93% to 2.11% and 1.93% to 2.62% for the thirteen and twenty-six weeks ended July 1, 2015, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at July 1, 2015. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

Transaction Costs

Transaction costs of $1.5 million were incurred in connection with the December 11, 2014 refinancing and were capitalized and are included in other assets in the accompanying condensed consolidated balance sheets and the related amortization is reflected as a component of interest expense, net, in the accompanying condensed consolidated statements of operations.

Maturities

There are no required principal payments prior to maturity for the 2014 Revolver. During the twenty-six weeks ended July 1, 2015, the Company elected to pay down $30.0 million of outstanding borrowing on our 2014 Revolver, primarily from our cash flow from operations and available cash.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	July 1, 2015	December 31, 2014
Accrued sales and property taxes	$2,876	$3,918
Income tax receivable agreement payable	4,170	4,170
Gift card liability	1,385	1,535
Other	3,494	3,390
Total other accrued expenses and current liabilities	$11,925	$13,013

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	July 1, 2015	December 31, 2014
Deferred rent	$6,611	$6,204
TRA payable	37,689	37,213
Other	2,805	2,730
Total other noncurrent liabilities	$47,105	$46,147

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. While the Company is vigorously defending against this action, including its class certification, the ultimate outcome of the case is presently not determinable as it is in a preliminary phase. Thus, the Company cannot at this time determine the likelihood of an adverse judgment nor a likely range of damages in the event of an adverse judgment. Any settlement of or judgment with a negative outcome arising from, this lawsuit could have a material adverse effect.

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $16.9 million as of July 1, 2015.

At July 1, 2015, the Company’s total estimated commitment to purchase chicken was $21.4 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2022. As of July 1, 2015, the potential amount of undiscounted payments the

Company could be required to make in the event of non-payment by the primary lessee was $1,501,000. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at July 1, 2015 was $1,377,000. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.

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

8. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended July 1, 2015, and June 25, 2014. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Numerator:
Net income	$7,230	$6,569	$14,021	$12,039
Denominator:
Weighted-average shares outstanding—basic	37,812,767	28,715,485	37,618,756	28,714,053
Weighted-average shares outstanding—diluted	39,085,206	30,372,281	39,002,974	30,595,565
Net income per share—basic	$0.19	$0.23	$0.37	$0.42
Net income per share—diluted	$0.18	$0.22	$0.36	$0.39
Anti-dilutive securities not considered in diluted EPS calculation	-	123,106	-	123,106

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Weighted-average shares outstanding—basic	37,812,767	28,715,485	37,618,756	28,714,053
Dilutive effect of stock options and restricted shares	1,272,439	1,656,796	1,384,218	1,881,512
Weighted-average shares outstanding—diluted	39,085,206	30,372,281	39,002,974	30,595,565

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.8% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

On November 18, 2005, the Company entered into a Monitoring and Management Services Agreement (the “Agreement”) with Trimaran Fund Management, L.L.C. (“Fund Management”), an affiliate of Trimaran and of certain directors, which provided for annual fees of $500,000 and reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of Freeman Spogli, Freeman Spogli & Co. V, L.P., as a party sharing in the fees payable under the Agreement. During the thirteen and twenty-six weeks ended June 25, 2014, $134,000 and $ 292,000, respectively, was paid pursuant to this Agreement. This amount was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Agreement terminated as of the Company’s initial public offering.

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

As of July 1, 2015, we had 418 locations in five states. In fiscal 2014, we opened eleven new company-operated and five new franchised restaurants across Arizona, California, Nevada, and Texas. For the quarter ended July 1, 2015, we opened one new company-operated restaurant in Texas and one franchised restaurant in California. Year to date, we have opened two new company-operated restaurants in Texas and one franchised restaurant in California. For the remainder of 2015, we intend to open fourteen new company-operated and seven new franchised restaurants in Arizona, California, Nevada, and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. We believe that we are well-positioned for future growth, with a developed corporate infrastructure capable of supporting a future restaurant base that is greater than our existing one. Additionally, we believe that we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale. These growth rates are not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the quarter and year-to-date periods ended July 1, 2015, comparable restaurant sales increased 1.3% and 3.1%, respectively. For company-operated restaurants, comparable restaurant sales decreased 0.5% and increased 1.5%, respectively. For franchised restaurants, comparable restaurant sales increased 2.6% and 4.4%, respectively. For company-operated restaurants, the quarter’s 0.5% decrease was due to a 3.9% decrease in traffic, partially offset by a 3.4% increase in average check size.

Restaurant Development

Our restaurant counts at the end of each of the last three fiscal years and the twenty-six weeks ended July 1, 2015, are as follows.

	Twenty-Six Weeks Ended	Fiscal Year Ended
	July 1, 2015	2014	2013	2012
Company-operated restaurant activity:
Beginning of period	172	168	169	165
Openings	2	11	2	4
Restaurant sale to franchisee	—	(6)	—	—
Closures	—	(1)	(3)	—
Restaurants at end of period	174	172	168	169
Franchised restaurant activity:
Beginning of period	243	233	229	229
Openings	1	5	5	3
Restaurant sale to franchisee	—	6	—	—
Closures	—	(1)	(1)	(3)
Restaurants at end of period	244	243	233	229
System-wide restaurant activity:
Beginning of period	415	401	398	394
Openings	3	16	7	7
Closures	—	(2)	(4)	(3)
Restaurants at end of period	418	415	401	398

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of July 1, 2015, together we had remodeled 99 company-operated and 144 franchised restaurants, or 243 system-wide, over 50% of our restaurant system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our condensed consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $270,000 per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

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

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014 & Note 2, “Summary of Significant Accounting Policies,” to Item 8, “Financial Statements and Supplementary Data,” in our annual report.. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 to Item 1 above.

There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K.

Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-11, "Simplifying the Measurement of Inventory." ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU No. 2014-09 clarifies the principles for recognizing revenue when an entity either enters into a contract with customers to transfer goods or services or enters into a contract for the transfer of non-financial assets. The original standard was effective retrospectively for the Company for the quarter ending December 31, 2017; however in July 2015, the FASB approved a one-year deferral of the standard. The new standard will become effective retrospectively for the Company for the quarter ending December 31, 2018, with early adoption permitted, but not before the original effective date. The Company does not expect that the adoption of this standard will have a material effect on its consolidated financial statements.

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

Depreciation and Amortization

Depreciation and amortization primarily consist of the depreciation of property and equipment, including leasehold improvements and equipment.

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

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December traffic and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company -operated restaurant revenue and comparable restaurant sales may fluctuate.

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. At July 1, 2015 and June 25, 2014, there were 396 and 391 such restaurants, 159 and 163 company-operated and 237 and 228 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Company-operated restaurant revenue	$83,575	$81,358	$168,308	$157,571
Company restaurant expenses	65,532	62,977	131,373	122,357
Restaurant contribution	$18,043	$18,381	$36,935	$35,214
Restaurant contribution margin (%)	21.6%	22.6%	21.9%	22.3%

New Restaurant Openings

The number of restaurant openings reflects the number of new restaurants opened by us and our franchisees during a particular reporting period. Before a new restaurant opens, we and our franchisees incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. New restaurants typically experience normal inefficiencies in the form of higher food and paper, labor, and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. The average start-up period after which our new restaurants’ revenue and expenses normalize is approximately ten to sixteen weeks. When we enter new markets, we may be exposed to start-up times and restaurant contribution margins that are longer and lower than reflected in our average historical experience.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	July 1, 2015	June 25, 2014	July 1, 2015	June 25, 2014
Net income	$7,230	$6,569	$14,021	$12,039
Non-GAAP adjustments:
Provision for income taxes	5,062	570	9,776	987
Interest expense, net	1,014	5,703	2,225	11,326
Depreciation and amortization	3,200	2,752	6,346	5,347
EBITDA	$16,506	$15,594	$32,368	$29,699
Stock-based compensation expense(a)	146	168	443	337
Management fees(b)	—	134	—	292
Loss on disposal of assets(c)	85	215	166	491
Impairment and closures(d)	(190)	340	(139)	393
Expenses related to selling shareholders(e)	50	—	50	—
Income tax receivable agreement expense(f)	226	—	477	—
Pre-opening costs(g)	164	103	219	211
Adjusted EBITDA	$16,987	$16,554	$33,584	$31,423

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs paid to affiliates of Trimaran and Freeman Spogli up through our IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(d)	Includes costs related to impairment of long-lived assets and closing restaurants.
(e)

In the second quarter of 2015, LLC, our largest shareholder, which was at that time our majority shareholder, and which possesses under our stockholders agreement registration rights for which we bear the costs, sold 5.4 million shares of common stock in a block trade to various investors.  As a result of this transaction, the company incurred various professional fees and expenses.

(f)

On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended July 1, 2015, income tax receivable agreement expense consisted of the amortization of interest expense related to our total expected TRA payments.

(g)

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

Comparison of Results of Operations for the Thirteen and Twenty-Six Weeks Ended July 1, 2015 and June 25, 2014

Our operating results for the thirteen weeks ended July 1, 2015, and June 25, 2014, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	July 1, 2015		June 25, 2014		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$83,575	93.4	$81,358	93.6	$2,217	2.7
Franchise revenue	5,879	6.6	5,546	6.4	333	6.0
Total revenue	89,454	100.0	86,904	100.0	2,550	2.9
Cost of operations
Food and paper costs(1)	27,055	32.4	25,930	31.9	1,125	4.3
Labor and related expenses(1)	21,089	25.2	20,102	24.7	987	4.9
Occupancy and other operating expenses(1)	17,388	20.8	16,945	20.8	443	2.6
Company restaurant expenses(1)	65,532	78.4	62,977	77.4	2,555	4.1
General and administrative expenses	6,405	7.2	6,835	7.9	(430)	(6.3)
Franchise expenses	840	0.9	943	1.1	(103)	(10.9)
Depreciation and amortization	3,200	3.6	2,752	3.2	448	16.3
Loss on disposal of assets	85	0.1	215	0.2	(130)	(60.5)
Asset impairment and close-store reserves	(190)	(0.2)	340	0.4	(530)	(155.9)
Total expenses	75,872	84.8	74,062	85.2	1,810	2.4
Income from operations	13,582	15.2	12,842	14.8	740	5.8
Interest expense, net	1,014	1.1	5,703	6.6	(4,689)	(82.2)
Expenses related to selling shareholders	50	0.1	—	—	50	—
Income tax receivable agreement expense	226	0.3	—	—	226	—
Income before provision for income taxes	12,292	13.7	7,139	8.2	5,153	72.2
Provision for income taxes	5,062	5.7	570	0.7	4,492	788.1
Net income	$7,230	8.1	$6,569	7.6	$661	10.1

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended July 1, 2015, and June 25, 2014, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Twenty-Six Weeks Ended
	July 1, 2015		June 25, 2014		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$168,308	93.6	$157,571	93.6	$10,737	6.8
Franchise revenue	11,572	6.4	10,760	6.4	812	7.5
Total revenue	179,880	100.0	168,331	100.0	11,549	6.9
Cost of operations
Food and paper costs(1)	54,178	32.2	49,953	31.7	4,225	8.5
Labor and related expenses(1)	42,671	25.4	39,415	25.0	3,256	8.3
Occupancy and other operating expenses(1)	34,524	20.5	32,989	20.9	1,535	4.7
Company restaurant expenses(1)	131,373	78.1	122,357	77.7	9,016	7.4
General and administrative expenses	13,890	7.7	13,465	8.0	425	3.2
Franchise expenses	1,695	0.9	1,926	1.1	(231)	(12.0)
Depreciation and amortization	6,346	3.5	5,347	3.2	999	18.7
Loss on disposal of assets	166	0.1	491	0.3	(325)	(66.2)
Asset impairment and close-store reserves	(139)	(0.1)	393	0.2	(532)	(135.4)
Total expenses	153,331	85.2	143,979	85.5	9,352	6.5
Income from operations	26,549	14.8	24,352	14.5	2,197	9.0
Interest expense, net	2,225	1.2	11,326	6.7	(9,101)	(80.4)
Expenses related to selling shareholders	50	0.0	—	—	50	—
Income tax receivable agreement expense	477	0.3	—	—	477	—
Income before provision for income taxes	23,797	13.2	13,026	7.7	10,771	82.7
Provision for income taxes	9,776	5.4	987	0.6	8,789	890.5
Net income	$14,021	7.8	$12,039	7.2	$1,982	16.5
(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $2.2 million, or 2.7%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $4.5 million of additional non-comparable restaurant sales primarily from eleven new restaurants opened in fiscal 2014 and two new restaurants opened during the twenty-six weeks ended July 1, 2015. These increases were partially offset by $1.9 million of lost sales from six units sold to a franchisee and one unit closed in fiscal 2014 and a company-operated comparable restaurant sales decrease of $0.4 million, a decline of 0.5%. The reduction in company-operated comparable restaurant sales was due to a decrease in traffic of 3.9% year-over-year, partially offset by an increase in average check size of 3.4%.

Year-to-date, company-operated restaurant revenue increased $10.7 million, or 6.8%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $12.1 million of additional non-comparable restaurant sales primarily from eleven new restaurants opened in fiscal 2014 and two new restaurants opened during the twenty-six weeks ended July 1, 2015. Company-operated comparable restaurant sales grew $2.3 million, or 1.5%. The growth in company-operated comparable restaurant sales was due to an increase in average check size of 3.4%, partially offset by a decrease in traffic of 1.9% year-over-year. These increases were partially offset by $3.7 million of lost sales from six units sold to a franchisee and one unit closed in fiscal 2014.

Franchise Revenue

For the quarter, franchise revenue increased $0.3 million, or 6.0%, from the comparable period in the prior year. This increase was due to a $0.3 million increase in royalties from franchised comparable restaurant sales growth of 2.6%, the six units sold to a franchisee in 2014, from five new franchise-operated restaurants opened in fiscal 2014 and $0.3 million in higher franchise renewal fees. This increase was partially offset by $0.3 million in lost franchise sublease income as a result of franchisees establishing direct lease agreements with their landlords in fiscal 2014.

Year-to-date, franchise revenue increased $0.8 million, or 7.5%, from the comparable period in the prior year. This increase was due to a $0.8 million increase in royalties from franchised comparable restaurant sales growth of 4.4%, the six units sold to a franchisee in 2014, from five new franchise-operated restaurants opened in fiscal 2014 and $0.5 million in higher franchise renewal fees. This increase was partially offset by $0.5 million in lost franchise sublease income as a result of franchisees establishing direct lease agreements with their landlords in fiscal 2014.

Food and Paper Costs

For the quarter, food and paper costs increased $1.1 million, or 4.3%, from the comparable period in the prior year, due to a $1.3 million increase in food costs and a $0.2 million decrease in paper costs. Year-to-date, food and paper costs increased $4.2 million, or 8.5%, from the comparable period in the prior year, due to a $4.1 million increase in food costs and a $0.1 million increase in paper costs. These increases were due primarily to higher revenue and to higher commodity costs, with the exception of paper costs for the quarter.  Paper costs for the quarter decreased primarily due to lower commodity costs, partially offset by higher revenue.

For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 32.4%, from 31.9% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 32.2%, from 31.7% in the comparable period of the prior year. The increases were due primarily to increased food costs associated with our featured promotions with carne asada and shrimp and higher commodity costs, but was partially offset by increases in average check size, due primarily to menu price increases in the third and fourth quarters of 2014 and in the first quarter of 2015.

Labor and Related Expenses

For the quarter, payroll and benefit expenses increased $1.0 million, or 4.9%, from the comparable period in the prior year. Year-to-date, payroll and benefit expenses increased $3.3 million, or 8.3%, from the comparable period  in the prior year. These increases were due primarily to increased labor costs resulting from additional labor needs arising from the opening of eleven new restaurants in fiscal 2014 and two new restaurant during the twenty-six weeks ended July 1, 2015, and higher worker’s compensation and medical insurance due to higher claims activity.

For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.2%, from 24.7% in the comparable period in the prior year. Year-to-date, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.4%, from 25.0% in the comparable period in the prior year. These increases were due primarily to higher worker’s compensation and medical insurance claims activity.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $0.4 million, or 2.6%, from the comparable period of the prior year. Year-to-date, occupancy and other operating expenses increased $1.5 million, or 4.7%, from the comparable period of the prior year. These increases for the quarter and year-to-date, were due primarily to (i) $0.2 million and $0.5 million, respective increase in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in fiscal 2014 and the twenty-six weeks ended July 1, 2015, (ii)  $0.1 million and $0.6 million respective increases in advertising costs, due primarily to higher sales and to additional advertising contributions in the Houston market in the first quarter of 2015 and (iii)  $0.1 million and $0.4 million respective increase in credit card fees, due primarily to higher credit card receipts.

Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 20.8% for the current and prior year quarters. For the quarter, the stability of occupancy and other operating expenses as a percentage of company-operated restaurant revenue resulted primarily from lower utility rates, offset by the higher credit card fees noted above. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 20.5%, from 20.9% in the comparable period of the prior year. This decrease was primarily due to higher total revenue and the relatively fixed nature of occupancy costs and lower utility rates..

General and Administrative Expenses

For the quarter, general and administrative expenses decreased $0.4 million, or 6.3%, from the comparable period in the prior year. This decrease was due primarily to (i) a $0.4 million capitalization of internal costs related to site selection and construction activities and (ii) a $0.2 million decrease in payroll expense, due primarily to a reduction in the accrual for the expected payments related to the Company’s annual bonus program, partially offset by (iii) a $0.2 million increase in stock option and associated payroll tax expenses. Year-to-date, general and administrative expenses increased $0.4 million, or 3.2%, from the comparable period in the prior year. This increase was due primarily to (i) a $0.5 million increase in payroll expense, due primarily to an increase in corporate employees and to higher medical costs, due primarily to higher medical claims activity, partially offset by the annual bonus adjustment mentioned above and (ii) a $0.3 million increase in stock option and associated payroll tax expenses. These year-to-date increases were partially offset by (iii) a $0.4 million capitalization of internal costs related to site selection and construction activities.

For the quarter, general and administrative expenses as a percentage of total revenue were 7.2%, from 7.9% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 7.7%, from 8.0% in the comparable period of the prior year. These decreases were due primarily to the capitalization of internal development costs, noted above, and increased total revenue, partially offset by the increased costs noted above.

Interest Expense, Net

For the quarter, interest expense, net, decreased $4.7 million from the comparable period of the prior year. Year-to-date, interest expense, net, decreased $9.1 million from the comparable period of the prior year. These decreases were due primarily to (i) the payoff of the Second Lien Term Loan with IPO proceeds in fiscal 2014, (ii) the 2014 Refinancing, which reduced the interest rates on our debt, and (iii) $30.0 million of pre-payments on the 2014 Revolver in the twenty-six weeks ended July 1, 2015.

Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter and year-to-date, we recorded income tax receivable agreement expense of $0.2 million and $0.5 million, respectively, for the amortization of interest expense related to our total expected TRA payments.

Expenses related to selling shareholders

In the second quarter of 2015, LLC, our largest shareholder, which was at that time our majority shareholder, and which possesses under our stockholders agreement registration rights for which we bear the costs sold 5.4 million shares of common stock in a block trade to various investors. As a result of this transaction, we incurred $0.1 million in professional fees.

Provision for Income Taxes

For the quarter and year-to-date, we recorded income tax provisions of $5.1 million and $9.8 million, respectively, reflecting an estimated effective tax rate of 41% for both periods. For the quarter and year-to-date, of the comparable periods of the prior year, we recorded provisions for income taxes of $0.6 million and $1.0 million, respectively, related primarily to the effect of changes in our deferred taxes and the related effect of maintaining a full valuation allowance against certain of our deferred tax assets as of June 25, 2014. During the quarter ended September 24, 2014, after evaluating all of the positive and negative evidence, including our continued profitability and the reduction in interest expense resulting from the 2013 Refinancing and from our completed IPO and the resultant payoff of the Second Lien Term Loan, we concluded that it was more likely than not that our net deferred tax assets would be recovered, and we released our valuation allowance.

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

The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
(Amounts in thousands)	July 1, 2015	June 25, 2014
Net cash provided (used) by
Operating activities	$29,817	$21,591
Investing activities	(8,869)	(10,391)
Financing activities	(26,033)	(1,081)
Net (decrease) increase in cash	$(5,085)	$10,119

Operating Activities

For the twenty-six weeks ended July 1, 2015, net cash provided by operating activities increased by $8.2 million from the comparable period of the prior year. This was due primarily to lower interest payments, resulting primarily from lower interest rates and lower debt balances, increased revenue, resulting primarily from additional sales contribution from eleven new restaurants opened in fiscal 2014 and two new restaurants opened during the twenty-six weeks ended July 1, 2015 and from changes in deferred taxes.

Investing Activities

For the twenty-six weeks ended July 1, 2015, net cash used by investing activities decreased by $1.5 million from the comparable period of the prior year. This was due primarily to timing of capital expenditures related to new restaurants and to the remodeling of existing restaurants.

For the year ending December 30, 2015, we expect to incur capital expenditures of approximately $36 million, consisting of $23 million related to new restaurants, $6 million related to the remodeling of existing restaurants, and $7 million related to maintenance and other corporate capital expenditures.

Financing Activities

For the twenty-six weeks ended July 1, 2015, net cash used by financing activities increased by $25.0 million from the comparable period of the prior year. This was due primarily to the pre-payment of $30.0 million on the 2014 Revolver during the twenty-six weeks ended July 1, 2015.

Debt and Other Obligations

New Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At July 1, 2015, $7.0 million of letters of credit were outstanding and $58.0 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015.The interest rate range was 1.93% to 2.11% and 1.93% to 2.63% for the thirteen and twenty-six weeks ended July 1, 2015, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at July 1, 2015.

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

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap is for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2016. As of July 1, 2015 and December 31, 2014, the amounts included in other assets in our condensed consolidated balance sheets, related to this interest rate cap, were not material to our financial position or results of operations.

Contractual Obligations

The Company entered into new chicken purchasing contracts in the first quarter of 2015 with twelve-month terms resulting in an estimated commitment to purchase chicken of $21.4 million at July 1, 2015.

With the exception noted above, our contractual commitments outstanding on July 1, 2015, have not changed materially since our annual report on Form 10-K for the year ended December 31, 2014. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage.

Off-Balance Sheet and Other Arrangements

As of July 1, 2015, we were using $7.0 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of July 1, 2015, we had outstanding borrowings of $135.0 million and another $7.0 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.4 million on an annualized basis.

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

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs. Since July 1, 2014, the State of California (where most of our restaurants are located) has had a minimum wage of $9.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour. It is scheduled to rise to $10.00 per hour on January 1, 2016. On June 10, 2015, the Council of the City of Los Angeles passed an ordinance, which on June 13, 2015, was approved by the mayor, raising the minimum wage on the following schedule: (i) from July 1, 2016, $10.50, (ii) from July 1, 2017, $12.00, (iii) from July 1, 2018, $13.25, (iv) from July 1, 2019, $14.25, (v) from July 1, 2020, $15.00, and (vi) from July 1, 2022, indexed to inflation. On July 21, 2015, the Board of Supervisors of the County of Los Angeles voted to direct counsel to prepare an ordinance that would establish a countywide minimum wage covering unincorporated areas of the county following the same. In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may or may not be able to offset cost increases in the future.

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In a rapidly-fluctuating commodities market, it may prove difficult for us to adjust our menu prices in accordance with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. While we are vigorously defending against this action, including its class certification, the ultimate outcome of the case is presently not determinable as it is in a preliminary phase. Thus, we cannot at this time determine the likelihood of an adverse judgment nor a likely range of damages in the event of an adverse judgment. Any settlement of, or judgment with a negative outcome arising from, this lawsuit could have a material adverse effect.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2014, except for the risk factors that follow, which are revised and restated in their entirety.

If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs, because of increased competition for employees, higher employee-turnover rates, unionization of restaurant workers, or increases in federal, state, or local minimum wages or in other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our and our franchisees’ operating expenses could increase, and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. Since July 1, 2014, the State of California (where most of our restaurants are located) has had a minimum wage of $9.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour. It is scheduled to rise to $10.00 per hour on January 1, 2016. The federal minimum wage has been $7.25 per hour since July 24, 2009.

On June 10, 2015, the Council of the City of Los Angeles passed an ordinance, which on June 13, 2015, was approved by the mayor, raising the minimum wage on the following schedule: (i) from July 1, 2016, $10.50, (ii) from July 1, 2017, $12.00, (iii) from July 1, 2018, $13.25, (iv) from July 1, 2019, $14.25, (v) from July 1, 2020, $15.00, and (vi) from July 1, 2022, indexed to inflation. On July 21, 2015, the Board of Supervisors of the County of Los Angeles voted to direct counsel to prepare an ordinance that would establish a countywide minimum wage covering unincorporated areas of the county following the same schedule. Other cities in the County of Los Angeles may follow. In 2014, approximately 80% of our revenue came from company-operated and franchised restaurants in the greater Los Angeles area, including 21% from the City of Los Angeles, 29% from other incorporated cities in the County of Los Angeles, and 5% from unincorporated areas of the County of Los Angeles. Those restaurants that are not directly covered by these ordinances may be covered by future ordinances, may face competitive or political pressures to match these wage levels, or may suffer from any regional economic distress caused by these ordinances.

Federally-mandated, state-mandated, or locally-mandated minimum wages may be further raised in the future. We may be unable to increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. And if menu prices were increased by us and our franchisees to cover increased labor costs, the higher prices could adversely affect sales and thereby reduce our margins and the royalties that we receive from franchisees.

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

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.8% of our outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of our common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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

We are not yet subject to all of the corporate governance rules of the NASDAQ Global Select Market (the “NASDAQ”).

(Formerly: As a controlled company, we are not subject to all of the corporate governance rules of the NASDAQ Global Select Market (the “NASDAQ”).)

At the time of our initial public offering, we were majority-owned by LLC, classifying us as a controlled company under NASDAQ rules. NASDAQ rules exempt controlled companies from rules that require (i) the majority of the members of their boards of directors to be independent and (ii) compensation committees, and nominating and corporate governance committees, to be comprised entirely of independent directors.

On May 19, 2015, LLC sold enough stock to drop below 50% but remain above 40% ownership of our common stock. Accordingly, we are no longer a controlled company under NASDAQ rules. A company that has ceased to be a controlled company is permitted to phase in its independent nomination and compensation committees and majority independent board on the same schedule as  if the Company were newlylisted in conjunction with their initial public offerings. Accordingly, (i) at the time of the sale, one member of each committee was required to be independent, (ii) within 90 days of the sale (i.e., by August 17, 2015), a majority of each committee is required to be independent, (iii) within one year of the sale (i.e., by May 19, 2016), all committee members must be independent, and (iv) within one year of the sale, a majority of our board must be independent.

Our controlled company status did not modify the independence requirements for our audit committee, and we comply with the requirements of the Sarbanes–Oxley Act of 2002 and the NASDAQ by having an audit committee comprised entirely of independent directors.

Currently, three of our directors are independent. All audit committee members are independent. Two of three compensation committee members are independent. One of three nominating and corporate governance committee members are independent.

During our phase-in period, we may not have the majority-independent board and the fully independent committees contemplated by the NASDAQ rules. Accordingly, you may not receive the benefits to corporate governance that these would bestow.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur could also depress the market price of our common stock or impede our ability to raise equity capital. No lock-up agreements presently are in effect. LLC presently owns approximately 43.8% of our outstanding common stock, and could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied.

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

El Pollo Loco Holdings, Inc.
(Registrant)

August 14, 2015	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

August 14, 2015	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer