Form 10-Q
period 2015-09-30
El Pollo Loco Holdings, Inc.
filed 2015-11-13
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 11, 2015, there were 38,284,435 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$8,207	$11,499
Restricted cash	125	125
Accounts and other receivables, net	6,051	5,759
Inventories	1,752	1,900
Prepaid expenses and other current assets	3,830	5,108
Income tax receivable	132	102
Deferred tax assets	18,975	19,490
Total current assets	39,072	43,983
Property and equipment owned, net	93,011	82,090
Property held under capital leases, net	99	128
Notes receivables, net of current portion	202	255
Goodwill	248,674	248,674
Domestic trademarks	61,888	61,888
Other intangible assets, net	673	778
Deferred tax assets	5,500	15,566
Other assets	1,666	1,944
Total assets	$450,785	$455,306
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$185	$208
Accounts payable	10,595	5,528
Accrued salaries and vacation	7,891	7,970
Accrued insurance	4,851	3,818
Accrued interest	190	208
Accrued advertising	-	832
Other accrued expenses and current liabilities	16,166	13,013
Total current liabilities	39,878	31,577
Noncurrent liabilities:
Revolver loan	125,000	165,000
Obligations under capital leases, net of current portion	506	638
Other intangible liabilities, net	1,311	1,544
Other noncurrent liabilities	44,474	46,147
Total liabilities	211,169	244,906
Commitments, contingencies and subsequent events
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding		-
Common stock, $0.01 par value—200,000,000 shares authorized; 38,284,435 and 37,420,450 shares issued and outstanding	383	374
Additional paid-in-capital	369,984	359,465
Accumulated deficit	(130,751)	(149,439)
Total stockholders' equity	239,616	210,400
Total liabilities and stockholder’s equity	$450,785	$455,306

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Revenue
Company-operated restaurant revenue	$82,986	$80,861	$251,295	$238,432
Franchise revenue	5,884	5,696	17,456	16,456
Total revenue	88,870	86,557	268,751	254,888
Cost of operations
Food and paper cost	26,371	25,881	80,549	75,834
Labor and related expenses	20,822	20,137	63,493	59,552
Occupancy and other operating expenses	18,207	18,102	52,732	51,091
Company restaurant expenses	65,400	64,120	196,774	186,477
General and administrative expenses	6,316	7,509	20,206	20,974
Franchise expenses	925	901	2,620	2,827
Depreciation and amortization	3,278	2,924	9,624	8,271
Loss on disposal of assets	261	118	427	609
Asset impairment and closed-store reserves	163	22	24	415
Total expenses	76,343	75,594	229,675	219,573
Gain on sale of restaurants	-	2,658	-	2,658
Income from operations	12,527	13,621	39,076	37,973
Interest expense, net	810	3,960	3,035	15,286
Early extinguishment of debt	-	5,082	-	5,082
Expenses related to selling shareholders	-	-	50	-
Income tax receivable agreement expense	546	40,119	1,022	40,119
Income (loss) before provision (benefit) for income taxes	11,171	(35,540)	34,969	(22,514)
Provision (benefit) for income taxes	6,505	(61,389)	16,281	(60,402)
Net income	$4,666	$25,849	$18,688	$37,888
Net income per share
Basic	$0.12	$0.76	$0.49	$1.24
Diluted	$0.12	$0.70	$0.48	$1.17
Weighted-average shares used in computing net income per share
Basic	38,275,317	34,221,829	37,837,610	30,549,979
Diluted	39,107,241	36,821,095	39,044,388	32,450,231

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014
Cash flows from operating activities:
Net income	$18,688	$37,888
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,624	8,271
Stock-based compensation expense	608	635
Interest accretion	-	250
Income tax receivable agreement expense	1,022	40,119
Gain on sale of restaurants	-	(2,658)
Loss on disposal of assets	427	568
Early extinguishment of debt	-	5,082
Impairment of property and equipment	136	62
Closed-store reserve	(112)	353
Amortization of deferred financing costs	229	1,173
Amortization of favorable and unfavorable leases, net	(128)	(168)
Excess income tax benefit related to share-based compensation plans	(5,700)	-
Deferred income taxes, net	10,581	(60,536)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(292)	186
Inventories	148	29
Prepaid expenses and other current assets	1,278	(1,215)
Income taxes receivable/payable	5,670	(27)
Other assets	102	491
Accounts payable	500	(457)
Accrued salaries and vacation	(113)	(1,202)
Accrued insurance	1,032	349
Other accrued expenses and liabilities	(279)	649
Net cash flows provided by operating activities	43,421	29,842
Cash flows from investing activities:
Proceeds from sale of restaurants	-	5,435
Purchase of property and equipment	(16,512)	(19,414)
Net cash flows used in investing activities	(16,512)	(13,979)
Cash flows from financing activities:
Payments on senior secured loan	-	(101,425)
Proceeds from issuance of common stock, net of expenses	-	112,300
Payments of call premium on notes	-	(1,512)
Proceeds from exercise of stock options	4,254	-
Payments on revolver loan	(40,000)	-
Payments on obligations under capital leases	(155)	(201)
Amendment fee	-	(215)
Excess income tax benefit related to share-based compensation plans	5,700	-
Net cash flows (used in) provided by financing activities	(30,201)	8,947
(Decrease) Increase in cash and cash equivalents	(3,292)	24,810
Cash and cash equivalents, beginning of period	11,499	17,015
Cash and cash equivalents, end of period	$8,207	$41,825

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
Supplemental cash flow information	September 30, 2015	September 24, 2014
Cash paid during the period for interest	$2,781	$15,705
Cash paid during the period for income taxes, net	$30	$161
Unpaid purchases of property and equipment	$4,567	$2,857
Cashless stock option exercise	$(34)	$(37)

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” Our activities are conducted principally through our indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 30, 2015, we operated 175 and franchised 245 El Pollo Loco restaurants.

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

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years a 53-week fiscal year occurs. Fiscal 2014, which was a 53-week year, ended on December 31, 2014. Fiscal 2015, which is a 52-week year, will end on December 30, 2015. Because fiscal 2014 was a 53-week year, both revenues and expenses, and other financial and operational figures, may be on an elevated scale compared with 52-week periods both before and after.

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

On July 14, 2014, we amended our certificate of incorporation to increase our authorized share count to 200,000,000 shares of common stock, par value $0.01 per share, and split our stock 8.56381:1. On July 24, 2014, we amended and restated our certificate of incorporation to, among other things, increase our authorized share count to 300,000,000 shares of stock, including 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, each par value $0.01 per share. On July 30, 2014, we completed our initial public offering of 8,214,286 shares of common stock at a price to the public of $15.00 per share (the “IPO”), including 1,071,429 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts, commissions, and fees and expenses of IPO offering and distribution, as set forth in our registration statement for the IPO on Form

S‑1, we received net IPO proceeds of approximately $112.3 million. We used these proceeds primarily to repay in whole a $100 million second lien term loan (the “Second Lien Term Loan”). All share and per-share data herein have been adjusted to reflect the 8.56381 for 1 common stock split effected on July 14, 2014 as though it had occurred prior to the earliest data presented.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease termination liabilities, closed store reserves, stock-based compensation, income tax receivable agreement liability, and income tax valuation allowances.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company’s restricted cash represents cash collateral to one commercial bank for Company credit cards.

Reclassifications

Certain comparative prior year amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current year presentation. These reclassifications have no effect on previously-reported working capital, net income, earnings per share, stockholders’ equity, or cash flows.

Liquidity

The Company’s principal liquidity requirements are to service our debt and to meet capital expenditure needs. At September 30, 2015, the Company’s total debt (including capital lease liabilities) was $125.7 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $8.2 million at September 30, 2015, and available borrowings under the 2014 Revolver (which availability was approximately $68 million at September 30, 2015) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, "Simplifying the Measurement of Inventory."-ASU No. 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU No. 2015-11 will be effective retrospectively for the Company for the quarter ending December 31, 2017, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

Subsequent Events

Subsequent to September 30, 2015, the Company has completed four new store openings. Also subsequent to quarter end, the Company increased the letters of credit balance to $7.2M for changes in agreements with certain vendors.

The Company evaluated subsequent events that have occurred after September 30, 2015, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had two suppliers for which amounts due at September 30, 2015 totaled 19% and 9% of the Company’s accounts payable. As of December 31, 2014, the Company had two different suppliers for which amounts totaled 6% and 5% of the Company’s accounts payable. For the thirteen weeks ended September 30, 2015 and September 24, 2014, purchases from the Company’s two largest suppliers totaled 37% and 2% and 36% and 3% of the Company’s purchases. For the thirty-nine weeks ended September 30, 2015 and September 24, 2014, purchases from the Company’s two largest suppliers totaled 37% and 3% and 36% and 3%, respectively, of the Company’s purchases.  Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 78% and 80% of total revenue for both the thirteen weeks ended September 30, 2015 and September 24, 2014.

Goodwill and Indefinite Lived Intangible Assets

The Company’s indefinite lived intangible assets consist of trademarks. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. The Company does not amortize its goodwill and indefinite lived intangible assets. Goodwill resulted from historical acquisitions.

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

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting segment and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

The Company did not identify any indicators of potential impairment during the thirteen and thirty-nine weeks ended September 30, 2015, and therefore did not perform any impairment review, nor did the Company record any impairment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 30, 2015, or at December 31, 2014, and did not recognize interest or penalties during the thirteen or thirty-nine weeks ended September 30, 2015, or September 24, 2014, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	September 30, 2015	December 31, 2014
Land	$12,323	$12,323
Buildings and improvements	99,150	92,834
Other property and equipment	53,342	49,890
Construction in progress	10,080	2,353
	174,895	157,400
Less: accumulated depreciation and amortization	(81,884)	(75,310)
	$93,011	$82,090

Depreciation expense was $3.3 million and $2.9 million and $9.6 million and $8.3 million for the thirteen and thirty-nine weeks ended September 30, 2015, and September 24, 2014, respectively. The gross value of assets under capital leases for buildings and improvements was $1,559,200 and $1,800,800 at September 30, 2015 and December 31, 2014, respectively. Accumulated depreciation for assets under capital leases was $1,461,000 and $1,673,000 as of September 30, 2015 and December 31, 2014, respectively. For the thirteen weeks ended September 30, 2015, capital expenditures totaled $10.8 million, including $1.7 million for restaurant remodeling and $6.9 million for new restaurant expenditures. For the thirty-nine weeks ended September 30, 2015, capital expenditures totaled $21.1 million, including $5.9 million for restaurant remodeling and $10.6 million for new restaurant expenditures.

3. STOCK-BASED COMPENSATION

At September 30, 2015, options to purchase 2,175,454 shares of common stock were outstanding, including 1,628,609 vested and 546,845 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, upon a change in control, the board may accelerate vesting. At September 30, 2015, 1,739,367 premium options remained outstanding. For the thirteen and thirty-nine weeks ended September 30, 2015, there were exercises of stock options for 18,340 and 863,247 shares, respectively. For the thirty-nine weeks ended September 24, 2014, there was one exercise of stock options for 739 shares.

At September 30, 2015, there were 12,352 restricted shares outstanding. Restricted shares vest over time.

At September 30, 2015, we had total unrecognized compensation expense of $1.1 million, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 2.2 years.

Total stock-based compensation expense was $165,000 and $608,000 for the thirteen and thirty-nine weeks ended September 30, 2015, respectively, and was $297,000 and $635,000 for the thirteen and thirty-nine weeks ended September 24, 2014, respectively.

4. CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At September 30, 2015, $7.0 million of letters of credit were outstanding and $68.0 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 1.94% to 1.95% and 1.93% to 2.63% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at September 30, 2015. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

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

Maturities

There are no required principal payments prior to maturity for the 2014 Revolver. During the thirty-nine weeks ended September 30, 2015, the Company elected to pay down $40.0 million of outstanding borrowing on our 2014 Revolver, primarily from our cash flow from operations and available cash.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued sales and property taxes	$4,123	$3,918
Income tax receivable agreement payable	7,609	4,170
Gift card liability	1,386	1,535
Other	3,048	3,390
Total other accrued expenses and current liabilities	$16,166	$13,013

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred rent	$6,865	$6,204
Income tax receivable agreement payable	34,796	37,213
Other	2,813	2,730
Total other noncurrent liabilities	$44,474	$46,147

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

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. Plaintiff Daniel Turocy, on behalf of himself and others similarly situated, and Plaintiff Ron Huston, on behalf of himself and others similarly situated, each filed separate putative class action complaints, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and, in the Ron Huston case, the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). In both cases, the named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings’ stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). Defendants intend to vigorously defend against the claims asserted. In addition, on September 16, 2015, the Company and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties are cooperating fully with the SEC's request.

On or about November 5, 2015, a purported EPL shareholder filed a derivative complaint on behalf of the Company in the Court of Chancery of the State of Delaware against certain EPL officers, directors and Trimaran Pollo Partners, L.L.C. The derivative complaint alleges that these defendants breached their fiduciary duties to EPL and were unjustly enriched when they sold shares of EPL at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The EPL shareholder’s requested remedies include an award of compensatory damages to EPL, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to EPL’s Bylaws or Certificate of Incorporation.

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $15.2 million as of September 30, 2015.

At September 30, 2015, the Company’s total estimated commitment to purchase chicken was $12.6 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2022. As of September 30, 2015, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $1,431,000. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 30, 2015 was $1,308,000. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.

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

8. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 30, 2015, and September 24, 2014. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Numerator:
Net income	$4,666	$25,849	$18,688	$37,888
Denominator:
Weighted-average shares outstanding—basic	38,275,317	34,221,829	37,837,610	30,549,979
Weighted-average shares outstanding—diluted	39,107,241	36,821,095	39,044,388	32,450,231
Net income per share—basic	$0.12	$0.76	$0.49	$1.24
Net income per share—diluted	$0.12	$0.70	$0.48	$1.17
Anti-dilutive securities not considered in diluted EPS calculation	-	-	-	-

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Weighted-average shares outstanding—basic	38,275,317	34,221,829	37,837,610	30,549,979
Dilutive effect of stock options and restricted shares	831,924	2,599,266	1,206,778	1,900,252
Weighted-average shares outstanding—diluted	39,107,241	36,821,095	39,044,388	32,450,231

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.7% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

On November 18, 2005, the Company entered into a Monitoring and Management Services Agreement (the “Agreement”) with Trimaran Fund Management, L.L.C. (“Fund Management”), an affiliate of Trimaran and of certain directors, which provided for annual fees of $500,000 and reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of Freeman Spogli, Freeman Spogli & Co. V, L.P., as a party sharing in the fees payable under the Agreement. During the thirteen and thirty-nine weeks ended September 24, 2014, $50,500 and $342,900, respectively, was paid pursuant to this Agreement. This amount was included in general and administrative expenses in the accompanying condensed consolidated statements of operations. The Agreement terminated as of the Company’s IPO.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken in front of our customers, operating in the limited service restaurant (“LSR”) segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick service restaurants (“QSRs”), a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our engaging team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees and sides, and, throughout the year, on a limited-time basis, alternative proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Poblano Avocado Burrito, Under 500 Calorie Mango Grilled Tostada, Ultimate Pollo Bowl and Baja Shrimp Tacos. Our freshly-prepared salsas and dressings are prepared daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced day-part mix.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure.

As of September 30, 2015, we had 420 locations in five states. In fiscal 2014, we opened eleven new company-operated and five new franchised restaurants across Arizona, California, Nevada, and Texas. For the quarter ended September 30, 2015, we opened one new company-operated restaurant in California and one franchised restaurant in Texas. Year to date, we have opened three new company-operated restaurants (two in Texas and one in California) and two franchised restaurants (one in California and one in Texas). For the remainder of 2015, we intend to open eleven to thirteen new company-operated and three new franchised restaurants in Arizona, California, and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. We believe that we are well-positioned for future growth, with a developed corporate infrastructure capable of supporting a future restaurant base that is greater than our existing one. Additionally, we believe that we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale. These growth rates are not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the quarter and year-to-date periods ended September 30, 2015, comparable restaurant sales increased 0.6% and 2.3%, respectively. For company-operated restaurants, comparable restaurant sales remained flat with the same quarter prior year and increased 1.0% year to date, respectively. For company-operated restaurants, the quarter’s comparable restaurant sales consisted of a 1.9% decrease in traffic, offset by a 1.9% increase in average check size year over year. For franchised restaurants, comparable restaurant sales increased 1.1% and 3.3%, respectively.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 30, 2015, were as follows.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 30, 2015	2014	2013	2012
Company-operated restaurant activity:
Beginning of period	172	168	169	165
Openings	3	11	2	4
Restaurant sale to franchisee	—	(6)	—	—
Closures	—	(1)	(3)	—
Restaurants at end of period	175	172	168	169
Franchised restaurant activity:
Beginning of period	243	233	229	229
Openings	2	5	5	3
Restaurant sale to franchisee	—	6	—	—
Closures	—	(1)	(1)	(3)
Restaurants at end of period	245	243	233	229
System-wide restaurant activity:
Beginning of period	415	401	398	394
Openings	5	16	7	7
Closures	—	(2)	(4)	(3)
Restaurants at end of period	420	415	401	398

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of September 30, 2015, together we had remodeled 104 company-operated and 154 franchised restaurants, or 258 system-wide, over 60% of our restaurant system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our condensed consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $270,000 per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

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

Critical Accounting Policies and Use of Estimates

The preparation of our condensed consolidated financial statements in accordance with GAAP requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances in making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2014, and Note 2, “Summary of Significant Accounting Policies,” to Item 8, “Financial Statements and Supplementary Data,” in our annual report. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 to Item 1 above.

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

We will cease to be an EGC following the earliest of (i) five years after our IPO, (ii) $1.0 billion in annual revenue, (iii) $700.0 million in common stock market capitalization held by non-affiliates, or (iv) $1.0 billion in non-convertible debt security issuance on a three-year rolling basis. Please refer to our annual report on Form 10-K for more information.

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

Asset Impairment and Closed-Store Reserves

We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate a carrying value of the assets that may not be recoverable, and record an impairment charge when appropriate. Closure costs include non-cash restaurant charges such as up-front expensing of unpaid rent remaining on the life of a lease offset by assumed sublease income.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Deferred financing costs are amortized using the straight-line method at cost over the life of the related debt.

Provision (benefit) for Income Taxes

Provision (benefit) for income taxes consists of federal and state taxes on our income.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. At September 30, 2015 and September 24, 2014, there were 397 and 393 such restaurants, 160 and 164 company-operated and 237 and 229 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Company-operated restaurant revenue	$82,986	$80,861	$251,295	$238,432
Company restaurant expenses	65,400	64,120	196,774	186,477
Restaurant contribution	$17,586	$16,741	$54,521	$51,955
Restaurant contribution margin (%)	21.2%	20.7%	21.7%	21.8%

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 30, 2015	September 24, 2014	September 30, 2015	September 24, 2014
Net income	$4,666	$25,849	$18,688	$37,888
Non-GAAP adjustments:
Provision (benefit) for income taxes	6,505	(61,389)	16,281	(60,402)
Interest expense, net	810	3,960	3,035	15,286
Depreciation and amortization	3,278	2,924	9,624	8,271
EBITDA	$15,259	$(28,656)	$47,628	$1,043
Stock-based compensation expense(a)	165	297	608	635
Management fees(b)	—	51	—	343
Loss on disposal of assets(c)	261	118	427	609
Gain on sale of restaurants(d)	—	(2,658)	—	(2,658)
Impairment and closures(e)	163	22	24	415
Expenses related to selling shareholders(f)	—	—	50	—
Income tax receivable agreement expense(g)	546	40,119	1,022	40,119
Tax credit expense(h)	—	316	—	316
Early extinguishment of debt(i)	—	5,082	—	5,082
Pre-opening costs(j)	252	462	471	673
Adjusted EBITDA	$16,646	$15,153	$50,230	$46,577

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs paid to affiliates of Trimaran and Freeman Spogli up through our IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(d)

On September 24, 2014, we completed an agreement to sell six company-operated restaurants in the greater San Antonio area. This sale resulted in cash proceeds of $5.4 million, a decrement to goodwill of $650,000 and a net gain of $2.7 million. As of September 24, 2014, these six restaurants became franchised.

(e)	Includes costs related to impairment of long-lived assets and closing restaurants.
(f)

In the second quarter of 2015, LLC, our largest shareholder, which was at that time our majority shareholder, and which possesses under our stockholders agreement registration rights for which we bear the costs, sold 5.4 million shares of common stock in a block trade to various investors.  As a result of this transaction, the company incurred various professional fees and expenses.

(g)

On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 30, 2015, income tax receivable agreement expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

(h)

Consists of the cost to obtain the tax credits recorded in the third and fourth quarters of 2014. In the third and fourth quarters of 2014 a combined total of $6.7 million of tax benefits were recorded to the tax provision.

(i)	Includes costs associated with the repayment of our 2013 Second Lien Term Loan with a portion of the proceeds of our IPO in July 2014.
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

Comparison of Results of Operations for the Thirteen and Thirty-Nine Weeks Ended September 30, 2015 and September 24, 2014

Our operating results for the thirteen weeks ended September 30, 2015, and September 24, 2014, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	September 30, 2015		September 24, 2014		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$82,986	93.4	$80,861	93.4	$2,125	2.6
Franchise revenue	5,884	6.6	5,696	6.6	188	3.3
Total revenue	88,870	100.0	86,557	100.0	2,313	2.7
Cost of operations
Food and paper costs(1)	26,371	31.8	25,881	32.0	490	1.9
Labor and related expenses(1)	20,822	25.1	20,137	24.9	685	3.4
Occupancy and other operating expenses(1)	18,207	21.9	18,102	22.4	105	0.6
Company restaurant expenses(1)	65,400	78.8	64,120	79.3	1,280	2.0
General and administrative expenses	6,316	7.1	7,509	8.7	(1,193)	(15.9)
Franchise expenses	925	1.0	901	1.0	24	2.7
Depreciation and amortization	3,278	3.7	2,924	3.4	354	12.1
Loss on disposal of assets	261	0.3	118	0.1	143	121.2
Asset impairment and close-store reserves	163	0.2	22	0.0	141	640.9
Total expenses	76,343	85.9	75,594	87.3	749	1.0
Gain on sale of restaurants	—	—	2,658	3.1	(2,658)	(100.0)
Income from operations	12,527	14.1	13,621	15.7	(1,094)	(8.0)
Interest expense, net	810	0.9	3,960	4.6	(3,150)	(79.5)
Early extinguishment of debt	—	—	5,082	5.9	(5,082)	(100.0)
Expenses related to selling shareholders	—	—	—	—	—	—
Income tax receivable agreement expense	546	0.6	40,119	46.3	(39,573)	(98.6)
Income (loss) before provision (benefit) for income taxes	11,171	12.6	(35,540)	(41.1)	46,711	(131.4)
Provision (benefit) for income taxes	6,505	7.3	(61,389)	(70.9)	67,894	(110.6)
Net income	$4,666	5.3	$25,849	29.9	$(21,183)	(81.9)

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 30, 2015, and September 24, 2014, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 30, 2015		September 24, 2014		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$251,295	93.5	$238,432	93.5	$12,863	5.4
Franchise revenue	17,456	6.5	16,456	6.5	1,000	6.1
Total revenue	268,751	100.0	254,888	100.0	13,863	5.4
Cost of operations
Food and paper costs(1)	80,549	32.1	75,834	31.8	4,715	6.2
Labor and related expenses(1)	63,493	25.3	59,552	25.0	3,941	6.6
Occupancy and other operating expenses(1)	52,732	21.0	51,091	21.4	1,641	3.2
Company restaurant expenses(1)	196,774	78.3	186,477	78.2	10,297	5.5
General and administrative expenses	20,206	7.5	20,974	8.2	(768)	(3.7)
Franchise expenses	2,620	1.0	2,827	1.1	(207)	(7.3)
Depreciation and amortization	9,624	3.6	8,271	3.2	1,353	16.4
Loss on disposal of assets	427	0.2	609	0.2	(182)	(29.9)
Asset impairment and close-store reserves	24	0.0	415	0.2	(391)	(94.2)
Total expenses	229,675	85.5	219,573	86.1	10,102	4.6
Gain on sale of restaurants	—	—	2,658	1.0	(2,658)	(100.0)
Income from operations	39,076	14.5	37,973	14.9	1,103	2.9
Interest expense, net	3,035	1.1	15,286	6.0	(12,251)	(80.1)
Early extinguishment of debt	—	—	5,082	2.0	(5,082)	(100.0)
Expenses related to selling shareholders	50	0.0	—	—	50	100.0
Income tax receivable agreement expense	1,022	0.4	40,119	15.7	(39,097)	(97.5)
Income (loss) before provision(benefit) for income taxes	34,969	13.0	(22,514)	(8.8)	57,483	(255.3)
Provision(benefit) for income taxes	16,281	6.1	(60,402)	(23.7)	76,683	(127.0)
Net income	$18,688	7.0	$37,888	14.9	$(19,200)	(50.7)

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $2.1 million, or 2.6%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $3.8 million of additional non-comparable restaurant sales primarily from eleven new restaurants opened in fiscal 2014 and three new restaurants opened during the thirty-nine weeks ended September 30, 2015. These increases were partially offset by $1.7 million of lost sales from six units sold to a franchisee and one unit closed in fiscal 2014. Company-operated comparable restaurant sales for the quarter were flat to the prior year and consisted of a decrease in traffic of 1.9%, offset by an increase in average check size of 1.9%.

Year-to-date, company-operated restaurant revenue increased $12.9 million, or 5.4%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $16.2 million of additional non-comparable restaurant sales primarily from eleven new restaurants opened in fiscal 2014 and three new restaurants opened during the thirty-nine weeks ended September 30, 2015. Company-operated comparable restaurant sales grew $2.2 million, or 1.0%. The growth in company-operated comparable restaurant sales was due to an increase in average check size of 3.0%, partially offset by a decrease in traffic of 2.0% year-over-year. These increases were partially offset by $5.5 million of lost sales from six units sold to a franchisee and one unit closed in fiscal 2014.

Franchise Revenue

For the quarter, franchise revenue increased $0.2 million, or 3.3%, from the comparable period in the prior year. This increase was due to a $0.3 million increase in royalties from franchised comparable restaurant sales growth of 1.1%, the six units sold to a franchisee in 2014, five new franchised restaurants opened in fiscal 2014, and $0.3 million in higher point of sale fees. This increase was partially offset by $0.3 million in lost franchise sublease income as a result of franchisees establishing direct lease agreements with their landlords in fiscal 2014.

Year-to-date, franchise revenue increased $1.0 million, or 6.1%, from the comparable period in the prior year. This increase was due to a $1.0 million increase in royalties from franchised comparable restaurant sales growth of 3.3%, the six units sold to a franchisee in 2014, five new franchised restaurants opened in fiscal 2014 and two opened in fiscal 2015, $0.4 million in higher franchise renewal fees, and $0.4 million in higher point of sale fees. This increase was partially offset by $0.8 million in lost franchise sublease income as a result of franchisees establishing direct lease agreements with their landlords in fiscal 2014.

Food and Paper Costs

For the quarter, food and paper costs increased $0.5 million, or 1.9%, from the comparable period in the prior year, due to a $0.6 million increase in food costs and a $0.1 million decrease in paper costs. Year-to-date, food and paper costs increased $4.7 million, or 6.2%, from the comparable period in the prior year, due to a $4.7 million increase in food costs. These increases were due primarily to higher revenue and to higher commodity costs, with the exception of paper costs for the quarter.  Paper costs for the quarter decreased primarily due to lower commodity costs, partially offset by higher revenue.

For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 31.8%, from 32.0% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 32.1%, from 31.8% in the comparable period of the prior year. The year-to-date increase was due primarily to increased food costs associated with our featured promotions in the first and second quarter of shrimp and carne asada and higher commodity costs, but was partially offset by increases in average check size, due primarily to menu price increases in the third and fourth quarters of 2014 and in the first quarter of 2015. The decrease for the quarter was due to the increase in average check size, due primarily to menu price increases, partially offset by the increase in commodity costs.

Labor and Related Expenses

For the quarter, payroll and benefit expenses increased $0.7 million, or 3.4%, from the comparable period in the prior year. Year-to-date, payroll and benefit expenses increased $3.9 million, or 6.6%, from the comparable period in the prior year. These increases were due primarily to increased labor costs resulting from additional labor needs arising from the opening of eleven new restaurants in fiscal 2014 and three new restaurant during the thirty-nine weeks ended September 30, 2015, and higher worker’s compensation and medical insurance due to the increase in new restaurants and higher claims activity.

For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.1%, from 24.9% in the comparable period in the prior year. Year-to-date, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.3%, from 25.0% in the comparable period in the prior year. These increases were due primarily to higher worker’s compensation and medical insurance claims activity.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $0.1 million, or 0.6%, from the comparable period of the prior year. Year-to-date, occupancy and other operating expenses increased $1.6 million, or 3.2%, from the comparable period of the prior year. These increases for the quarter and year-to-date, were due primarily to (i) $0.5 million and $1.0 million, respective increase in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in fiscal 2014 and the thirty-nine weeks ended September 30, 2015, (ii) a $0.7 million year-to-date increase in advertising costs, due primarily to higher sales and to additional advertising contributions in the Houston market in the first and second quarters of 2015, and (iii) $0.1 million and $0.3 million respective increases in credit card fees, due primarily to higher credit card receipts. The quarter and year-to-date increases were partially offset by lower utility costs due primarily to favorable gas rates and lower repair and maintenance costs.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.9%, from 22.4% in the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.0%, from 21.4% in the comparable period of the prior year. These decreases resulted primarily from lower utility and repair and maintenance costs, noted above.

General and Administrative Expenses

For the quarter, general and administrative expenses decreased $1.2 million, or 15.9%, from the comparable period in the prior year. The decrease for the quarter was due primarily to (i) a $0.3 million capitalization of internal costs related to site selection and construction activities (ii) a $0.4 million decrease in payroll expense, due primarily to a reduction in the accrual for the expected payments related to the Company’s annual bonus program, partially offset by an increase in corporate employees and (iii) a $0.3 million decrease in professional fees primarily related to costs incurred in the prior year to secure tax credits. These decreases for the quarter were partially offset by higher legal fees. Year-to-date, general and administrative expenses decreased $0.8 million, or 3.7%, from the comparable period in the prior year. This decrease was due primarily to (i) a $0.7 million capitalization of internal costs related to site selection and construction activities and (ii) a $0.3 million decrease in professional fees primarily related to costs incurred in the prior year to secure tax credits. These decreases were partially offset by a $0.2 million increase in payroll expense, due primarily to an increase in corporate employees, partially offset by the annual bonus adjustment mentioned above.

For the quarter, general and administrative expenses as a percentage of total revenue were 7.1%, from 8.7% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 7.5%, from 8.2% in the comparable period of the prior year. These decreases were due primarily to the capitalization of internal development costs, and the annual bonus adjustment each noted above, and to increased total revenue.

Gain on Sale of Restaurants

On September 24, 2014, we completed an agreement to sell six company-operated restaurants in the greater San Antonio area to AA Pollo, Inc., resulting cash proceeds of $5.4 million. Goodwill was decremented by $650,000, based on a calculation of the fair value of the restaurants sold relative to the fair value of the reporting unit retained. We recognized a net gain of $2.7 million on this transaction, which is recorded as a gain on sale of restaurants in the accompanying statement of operations. As of September 24, 2014, these six restaurants became franchised units.

Interest Expense, Net

For the quarter, interest expense, net, decreased $3.1 million from the comparable period of the prior year. Year-to-date, interest expense, net, decreased $12.3 million from the comparable period of the prior year. These decreases were due primarily to (i) the payoff of the Second Lien Term Loan with IPO proceeds in fiscal 2014, (ii) the 2014 Refinancing, which reduced the interest rates on our debt, and (iii) $40.0 million of pre-payments on the 2014 Revolver in the thirty-nine weeks ended September 30, 2015.

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

Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter and year-to-date, respectively, we recorded income tax receivable agreement expense of $0.5 million and $1.0 million, for the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed.

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

Provision for Income Taxes

For the quarter and year-to-date, we recorded income tax provisions of $6.5 million and $16.3 million, respectively. The quarter and year-to-date tax provisions include a $1.9 million valuation allowance against our deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire. For the quarter and year-to-date, of the comparable periods of the prior year, we recorded income tax benefits of $61.4 million and $60.4 million, respectively. During the quarter ended September 24, 2014, after evaluating all of the positive and negative evidence, including our continued profitability and the reduction in interest expense resulting from the 2013 Refinancing and from our completed IPO and the resultant payoff of the Second Lien Term Loan, we concluded that it was more likely than not that our net deferred tax assets would be realized. As a result, in the third quarter of 2014, we released our valuation allowance of approximately $65 million. In addition, in the third quarter of 2014, we applied for various tax credits that resulted in $5.4 million of additional deferred tax assets and tax benefits.

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

The following table presents summary cash flow information for the periods indicated.

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 30, 2015	September 24, 2014
Net cash provided (used) by
Operating activities	$43,421	$29,842
Investing activities	(16,512)	(13,979)
Financing activities	(30,201)	8,947
Net (decrease) increase in cash	$(3,292)	$24,810

Operating Activities

For the thirty-nine weeks ended September 30, 2015, net cash provided by operating activities increased by $13.6 million from the comparable period of the prior year. This was due primarily to lower interest payments, resulting primarily from lower interest rates and lower debt balances, and increased revenue, resulting primarily from additional sales contribution from eleven new restaurants opened in fiscal 2014 and three new restaurants opened during the thirty-nine weeks ended September 30, 2015.

Investing Activities

For the thirty-nine weeks ended September 30, 2015, net cash used by investing activities increased by $2.5 million from the comparable period of the prior year. This was due primarily to the receipt in the third quarter of 2014 of $5.4 million related to the sale of six restaurants to a franchisee, the timing of capital expenditures related to new restaurants, and the remodeling of existing restaurants.

For the year ending December 30, 2015, we expect to incur capital expenditures of approximately $31 million, consisting of $17 million related to new restaurants, $6 million related to the remodeling of existing restaurants, and $8 million related to maintenance and other corporate capital expenditures.

Financing Activities

For the thirty-nine weeks ended September 30, 2015, net cash used by financing activities increased by $39.1 million from the comparable period of the prior year. This was due primarily to the pre-payment of $40.0 million on the 2014 Revolver during the thirty-nine weeks ended September 30, 2015, and to the proceeds received from our IPO, net of the payoff of our Second Lien Term Loan, during the thirty-nine weeks ended September 24, 2014.

Debt and Other Obligations

New Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At September 30, 2015, $7.0 million of letters of credit were outstanding and $68.0 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015.The interest rate range was 1.94% to 1.95% and 1.93% to 2.63% for the thirteen and thirty-nine weeks ended September 30, 2015, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at September 30, 2015.

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

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap is for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1-month USD LIBOR, terminating on December 1, 2016. As of September 30, 2015 and December 31, 2014, the amounts included in other assets in our condensed consolidated balance sheets, related to these interest rate caps, were not material to our financial position or results of operations.

Contractual Obligations

The Company entered into new chicken purchasing contracts in the first quarter of 2015 with twelve-month terms resulting in an estimated commitment to purchase chicken of $12.6 million at September 30, 2015.

With the exception noted above, our contractual commitments outstanding on September 30, 2015, have not changed materially since our annual report on Form 10-K for the year ended December 31, 2014. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage.

Off-Balance Sheet and Other Arrangements

As of September 30, 2015, we were using $7.0 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of September 30, 2015, we had outstanding borrowings of $125.7 million and another $7.0 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.3 million on an annualized basis.

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

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs. Since July 1, 2014, the State of California (where most of our restaurants are located) has had a minimum wage of $9.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour. It is scheduled to rise to $10.00 per hour on January 1, 2016. On June 10, 2015, the Council of the City of Los Angeles passed an ordinance, which on June 13, 2015, was approved by the mayor, raising the minimum wage on the following schedule: (i) from July 1, 2016, $10.50, (ii) from July 1, 2017, $12.00, (iii) from July 1, 2018, $13.25, (iv) from July 1, 2019, $14.25, (v) from July 1, 2020, $15.00, and (vi) from July 1, 2022, indexed to inflation. In September 2015, the Board of Supervisors of the County of Los Angeles adopted an ordinance amending the Los Angeles County Code and establishing a countywide minimum wage covering unincorporated areas of the county following the same schedule. In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may or may not be able to offset cost increases in the future.

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In periods where the prices of commodities drop, we may pay a higher price under our purchasing commitments. In a rapidly-fluctuating commodities market, it may prove difficult for us to adjust our menu prices in accordance with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk.

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

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. Plaintiff Daniel Turocy, on behalf of himself and others similarly situated, and Plaintiff Ron Huston, on behalf of himself and others similarly situated, each filed separate putative class action complaints, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and, in the Ron Huston case, the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). In both cases, the named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). Defendants intend to vigorously defend against the claims asserted. In addition, on September 16, 2015, the Company and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties are cooperating fully with the SEC's request.

On or about November 5, 2015, a purported EPL shareholder filed a derivative complaint on behalf of the Company in the Court of Chancery of the State of Delaware against certain EPL officers, directors and Trimaran Pollo Partners, L.L.C. The derivative complaint alleges that these defendants breached their fiduciary duties to EPL and were unjustly enriched when they sold shares of EPL at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The EPL shareholder’s requested remedies include an award of compensatory damages to EPL, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to EPL’s Bylaws or Certificate of Incorporation.

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

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.7% of our outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of our common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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

On May 19, 2015, LLC sold enough stock to drop below 50% but remain above 40% ownership of our common stock. Accordingly, we are no longer a controlled company under NASDAQ rules. A company that has ceased to be a controlled company is permitted to phase in its independent nomination and compensation committees and majority independent board on the same schedule as if the Company were newly listed in conjunction with their initial public offerings. Accordingly, (i) at the time of the sale, one member of each committee was required to be independent, (ii) within 90 days of the sale (i.e., by August 17, 2015), a majority of each committee is required to be independent, (iii) within one year of the sale (i.e., by May 19, 2016), all committee members must be independent, and (iv) within one year of the sale, a majority of our board must be independent.

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

El Pollo Loco Holdings, Inc.
(Registrant)

November 12, 2015	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

November 12, 2015	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer