Form 10-K
period 2015-12-30
El Pollo Loco Holdings, Inc.
filed 2016-03-11
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36556

EL POLLO LOCO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3563182
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

3535 Harbor Blvd., Suite 100, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 599-5000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of July 1, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $440 million deeming purely for purposes of this calculation all directors and executive officers, and Trimaran Pollo Partners, L.L.C. to be affiliates.

As of February 29, 2016, there were 38,284,435 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2016 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2015 fiscal year.

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

•	vulnerability to changes in consumer preferences and economic conditions,
•	vulnerability to conditions in the greater Los Angeles area,
•	ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases,
•	delayed or cancelled future restaurant openings,
•	restaurant closures, due to financial performance or otherwise,
•	increases in chicken and other input costs,
•	negative publicity, whether or not valid,
•	concerns about food safety and quality and about food-borne illness, particularly avian flu,
•	dependence on frequent and timely deliveries of food and supplies,
•	problems with our primary distributor,
•	our history of net losses, including the possibility of future net losses,
•	our ability to service our level of indebtedness,
•	our ability to compete successfully with other quick-service and fast casual restaurants,
•	underperformance of new menu items, advertising campaigns, and restaurant designs and remodelings,
•	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy,
•	our limited control over our franchisees,
•	potential liability for franchisee acts,
•	ability to protect our name and logo and other proprietary intellectual property,
•	loss of the abilities, experience, and knowledge of current directors and officers,
•	matters relating to employment and labor laws,
•	impact from litigation such as wage and hour class action lawsuits,
•	labor shortages and increased labor costs,
•	our ability and the ability of our franchisees to renew leases at the ends of their terms,
•	impact from federal, state, and local regulations relating to preparation and sale of food, zoning and building codes, and employee, environmental, and other matters,
•	impact from our income tax receivable agreement (the “TRA”),
•	conflicts of interest with our largest stockholders,
•	that we are not yet subject to all of the corporate governance rules of the NASDAQ Global Select market ( the “NASDAQ”).
•	that El Pollo Loco Holdings, Inc., is a holding company with no operations that relies on its operating subsidiaries to provide it with funds,

•	timing of our emerging growth company eligibility under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”),
•	the impact of any security breaches of confidential guest information in connection with our electronic process of credit and debit card transactions.
•	The impact of any failure of our information technology system or any breach of our network security.
•	changes in accounting standards, and
•	other risks described under Risk Factors.

PART I

Unless otherwise specified, or the context otherwise requires, terms “El Pollo Loco,” “the Company,” “our company,” “we,” “us,” and “our” mean El Pollo Loco Holdings, Inc. (“Holdings”), together with its subsidiaries.

ITEM 1.	BUSINESS

Our Company

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. Every day in every restaurant, we marinate and fire-grill our chicken over open flames, and hand-slice whole tomatoes, avocados, serrano peppers, and cilantro to make our salsas, guacamole, and cilantro dressings from scratch. The design of our kitchens reveals our Mexican-inspired cooking process and allows our customers to watch our grill masters and team members fire-grill and hand-cut our signature chicken, as well as make burritos, salads, tostadas, bowls, stuffed quesadillas, and chicken entrees.

We offer our customers healthier alternatives to traditional food on the go, served by our team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Ultimate Pollo Bowl, Baja Shrimp Tacos, and Stuffed Chicken Avocado Quesadilla. Our salsas and dressings are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

El Pollo Loco is Spanish for “The Crazy Chicken.” We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 433 restaurants, comprised of 186 company-operated and 247 franchised restaurants as of December 30, 2015. Our restaurants are located in California, Arizona, Nevada, Texas, and Utah. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 70 people.

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

We believe that we are also well-positioned to benefit from a number of culinary and demographic trends in the United States. We expect that the trend towards healthier eating will attract and increase consumer demand for fresh and hand-prepared dishes, leading to a positive impact on our sales. Furthermore, as indicated by recent high growth in the Mexican restaurant segment, we expect to benefit from increased acceptance of Mexican food in the United States in the general market. Finally, we also anticipate benefits from the continued growth of the Hispanic population in the United States, which, according to the U.S. Census Bureau, has grown from 50.5 million people in 2009 to an estimated 56.8 million people in 2015, and is projected to reach 77.5 million in 2030. The growth of the Hispanic population is expected to outpace overall population growth, and the Hispanic population as a percentage of the total U.S. population is expected to increase from 17.7% in 2015 to 21.6% by 2030.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

“Loco-ly” Differentiated Restaurant Concept with Broad Appeal . We believe that our food, served in colorful, bright, and contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of a large segment of time-pressured mainstream food enthusiasts who seek real food, real fast, and at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated fire-grilled chicken and Mexican-inspired entrees containing distinctive ingredients such as avocados, mangos, and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and allow our customers the option to create their favorite flavor profiles using our freshly-prepared salsas before they enjoy their meals in our dining rooms or take their meals to go from the counter or the drive-thru. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained and certified Grill Masters, provides a layer of competitive insulation around our restaurant model. Based on an external research report and a customer satisfaction survey, we believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast casual and QSR segments. Our differentiated QSR+ positioning sources traffic from both dining segments and as a result we expect it to drive transaction growth in the future.

Mexican-Inspired, Fresh-Made “Crazy You Can Taste” Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and Mexican-inspired entrees. With menu items such as our Chicken Avocado Burrito, Chicken Tostada Salad, Pollo Bowl ®, and Chicken Avocado Stuffed Quesadilla, we believe that we offer our customers a healthier alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are made from scratch, including our bone-in chicken and chicken breasts, rice, salsas, guacamole, and cilantro dressing, meaning that we make them without pre-prepared ingredients. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken, forming the foundation for our entrees. To complement our entrees, our team members slice and chop whole tomatoes, avocados, serrano peppers, and cilantro to create our salsas, guacamole, and cilantro dressings. In addition, our rice is seasoned, and simmered in our restaurants daily. Our salsas and dressings complement our recipes and allow our customers to enhance their culinary experience with customized flavor profiles.

Our strategic approach to menu design has resulted in a balanced menu with broad appeal, as demonstrated by our balanced day-part mix. Our bone-in chicken meals and Mexican-inspired entrees accounted for 47% and 53% of our company-operated restaurant sales, respectively, in fiscal 2015. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinner time, while our more-portable Mexican-inspired entrees draw traffic from customers at lunch time or for an afternoon snack, enabling us to generate sales almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a healthier and convenient alternative for mothers and families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In fiscal 2015 and 2014, approximately 28% of our company-operated sales were generated from family-sized meals.

Inviting Experience That Welcomes Our Customers . We believe that our Hacienda restaurant design creates an inviting restaurant environment. The exteriors of our restaurants feature a signature grill architectural element that reinforces our core brand, and our interiors feature large, open kitchens that allow customers to watch our grill masters prepare our fire-grilled chicken. Our restaurants also feature complimentary self-serve salsa bars that are located at the fronts of our restaurants for added convenience. The salsa bars invite customers to customize their meals with several salsas prepared fresh every day. Our colorful and contemporary dining rooms include comfortable booths and chairs, while large windows and soft lighting fill our restaurants with light and warmth. Our customers are responding positively to our Hacienda design, as comparable restaurant sales have increased on average an additional 3% to 4% at remodeled locations. As of the end of fiscal 2015, over 70% of our restaurant system is new or remodeled and we expect to have completed the remodeling program by 2018.

We believe that the atmosphere and quality of service that we provide to our customers encourages repeat visits and brand advocacy and drives increased sales. Our team members are trained to engage with our customers in a genuine way to provide a personalized experience, and strive to make each experience in our restaurant better than the last.

Well-Developed Operations Infrastructure that Allows for Real-time Control, Fast Feedback, and Innovation. We believe that satisfying our customers’ dining needs is the foundation for our business, and we have a well-developed operations platform that allows us to measure our performance in meeting and exceeding those needs. We utilize a state-of-the-art operations dashboard that aggregates real-time, restaurant-level information for nearly every aspect of our business. The dashboard provides corporate and field management, as well as restaurant-level operators, with insight into how we are performing both from the customer’s perspective and also through the eyes of experienced third-party auditors. To put the metrics into perspective, we are able to measure current performance against benchmarks derived from a broad selection of fast casual and QSR brands. At the restaurant level, we use sophisticated technology to constantly monitor key operational data regarding sales performance, speed-of-service metrics, and food and labor cost controls. The intelligence provided by our operations infrastructure allows both our company-operated and our franchised restaurant managers to make rapid and objective decisions to maintain our standards for food and service.

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We believe that our differentiated QSR+ positioning drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In fiscal 2015, our company-operated restaurants generated average annual sales per restaurant of approximately $1.9 million and restaurant-level contribution margins of 21.7%.

Experienced Leadership . Our senior management team has extensive operating experience, with an average of over 20 years of experience each in the restaurant industry. We are led by our Chief Executive Officer, Steve Sather, who joined us in 2006 and was named CEO in January 2011. Other members of the senior leadership team include Larry Roberts as our Chief Financial Officer, Ed Valle as our Chief Marketing Officer, and Kay Bogeajis as our Chief Operating Officer.

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

Expand Our Restaurant Base. As of December 30, 2015, we had 433 locations in five states. In fiscal 2015, we opened 14 new company-operated and five new franchised restaurants, and in 2016 we intend to open 18-22 new company-operated and 10-15 new franchised restaurants. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. There is no guarantee that we will be able to increase the number of our restaurants. We may be unsuccessful in expanding within our existing or into new markets for a variety of reasons, as detailed in Item 1A, “Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing.

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital. Our current investment model targets an average new unit cash investment of $1.4-$1.5 million, net of tenant allowances, an AUV of approximately $1.9 million, and a cash-on-cash return in excess of 25% in a restaurant’s third full year of operations, although there is no guarantee that these targets will be met.

While most of our growth in 2015 was derived from the expansion of our company-operated restaurant base, we will continue to strategically develop our franchisee relationships and grow our franchised portfolio within existing and new markets. For example, in May of 2015, we entered into exclusive franchise development agreements with Chicken Time Holdings, LP, an affiliate of Henry Investment Group, a Dallas based Family Office (together, “HIG”), for seven restaurants in the greater Dallas area. We view our franchise program as an important tool for expanding our brand, allowing us to increase our restaurant penetration. HIG should open their first El Pollo Loco restaurant in 2016.

Increase Our Comparable Restaurant Sales. Our system has experienced 18 straight quarters of comparable restaurant sales growth through our fiscal quarter ended December 30, 2015. We aim to build on this momentum by increasing customer frequency, attracting new customers, and improving per-person spend. Furthermore, we are well positioned to benefit from shifting culinary and demographic trends in the United States.

Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our signature fire-grilled chicken and that reinforce our differentiated QSR+ positioning. We believe that we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time alternative proteins, such as Baja Shrimp. In addition, we will continue to tap in to the need for healthier offerings by building on the success of our popular “Under 500 Calorie” menu and other “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect.

Increase Brand Awareness and Consumer Engagement. We engage consumers through our 9-module product calendar which features seasonal favorites from our “Under 500 Calorie” low calorie menu for New Year’s resolutions to Double Chicken Salads in Spring, and Stuffed Quesadillas for the winter holiday season. Our key points of differentiation are communicated through our advertising campaign which highlights the lengths we go through to deliver real food cooked on real grills, with real fire. We tailor our message from television and direct mail, which garners broad exposure, to our cost effective e-mail marketing program My Loco Rewards and social media platform where we engage in one-on-one conversations to solicit new ideas and deepen the relationship between our customers and our brand. Within our restaurants we continue to engage our customers at various points along their path to purchase to further drive our differentiation.

Hacienda Remodel Program. In 2011, we launched our new Hacienda remodeling program, which on average has resulted in an additional 3% to 4% of comparable restaurant sales for remodeled restaurants. The redesigned Hacienda restaurants highlight our roots, while offering a more modern feel and upscale dining experience. Over 70% of our restaurant system is new or remodeled as of the end of fiscal 2015 and we expect to have completed the remodeling program by 2018.

Enhance Restaurant Operations and Leverage Our Infrastructure. Since 2011, we have increased our restaurant contribution margin by 300 basis points, to 21.7% in fiscal 2015. We believe that we can further improve our margins by maintaining fiscal discipline, increasing fixed-cost leverage, and enhancing our purchasing efforts. We currently have an infrastructure that allows us and our franchisee partners to grow and manage the productivity of each restaurant on a real-time basis. Additionally, we believe that as our restaurant base matures and AUVs increase we will be able to leverage corporate costs and improve margins.

In fiscal 2015, we implemented several initiatives intended to improve speed of service and the overall customer experience in our restaurants.  These included system-wide implementations of a more efficient center-line layout, simplified product builds, streamlined point-of-sale entry, and introduction of guest pagers in all company-owned restaurants.

Site Selection and Expansion

New Restaurant Development

We believe that we are in the early stages of our growth story and that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for expansion. In fiscal 2015, we opened 14 new company-operated restaurants, including seven in Houston, Texas, and five new franchised restaurants. In fiscal 2016, we intend to open 18 to 22 new company-operated and 10 to 15 new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons described in Item 1A, “Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually.

Our strategy for entering new markets is to lead with company development while recruiting and developing franchisees to open new restaurants along with us. This strategy will enable us to establish a development, operations, and marketing infrastructure to help ensure that we maximize our consumer proposition and support franchisees as they enter the market. We anticipate that entering new markets with both company-operated and franchised development is the best way to establish our brand, by enabling rapid scaling, thereby driving operational and marketing efficiencies.

Our expansion strategy is initially focused on the southwestern region of the United States. We believe that this market provides an attractive opportunity to leverage our brand awareness and infrastructure. After thoroughly researching this region, we selected Houston, Texas, as our next new market and since 2014 have opened nine restaurants there. In furtherance of our strategy, in August 2014, we entered into an exclusive franchise development agreement with AA Pollo for 12 restaurants in the Houston area. Driven by the growth in Houston, we announced our continued Texas expansion into the Dallas Market with company and franchise restaurants planned for 2016. In Dallas, we entered into a seven unit, exclusive franchise development agreement with Chicken Time Holdings, LP.

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has over 100 years of combined experience building such brands as Taco Bell, McDonald’s, Starbucks, Jack-in-the-Box, and Wendy’s. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.

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

Our new restaurants are either ground-up prototypes or conversions. We estimate that each ground-up build-out of a restaurant requires an average total cash investment of approximately $1.4 to $1.5 million, net of tenant allowances. We estimate that each conversion requires a total cash investment of approximately $0.8 to $1.1 million. On average, it takes approximately 12 to 18 months from specific site identification to restaurant opening. In order to maintain consistency of food and customer service, as well as our colorful, bright, and contemporary restaurant environment, we have set processes and timelines to follow for all restaurant openings.

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

In fiscal 2015 we implemented several initiatives intended to improve speed of service and the overall customer experience in our restaurants.  These included system-wide implementations of a more efficient center-line layout, simplified product builds, streamlined point-of-sale entry, and the introduction of guest pagers in all company-owned restaurants.

We measure the execution of our system standards within each restaurant through our commitment to our Restaurant Assessment Program (“RAP”). RAP audits are conducted in each restaurant twice annually, or may be more frequent based upon restaurant performance. Additionally, we have food safety and quality assurance programs designed to maintain the highest standards for the food and the food preparation procedures that are used by both company-operated and franchised restaurants. We employ third-party auditors that perform our RAP and food safety restaurant audits.

Managers and Team Members

Each of our restaurants typically has a general manager, an assistant manager, two to three shift leaders, and two team leaders. There are between 15 and 35 team members who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for eight to 12 restaurants. Overseeing the area leaders are three directors of operations. The vice president of operations leads our company-operated restaurants, managing sales, profitability, and customer service targets.

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

Training

We believe that we have created a culture of constant learning. On the first day of employment, team members are introduced to our brand with a comprehensive training program developed to lead team members through the training process in easy to use, function-based, educational card modules. In 2016, we plan to introduce video training and e-learning with a new Learning Management System.

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

Franchise Program

Overview

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise, and requiring a relatively minimal capital commitment by us. As of December 30, 2015, there were a total of 247 franchised restaurants. Franchisees range in size from single-restaurant operators to the largest franchisee, which owned 63 restaurants as of December 30, 2015. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 30, 2015, approximately 72% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years. .

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

Marketing and Advertising

We promote our restaurants and products emphasizing our points of differentiation, from our fresh ingredients and scratch preparation, to the cooking of our citrus-marinated chicken on open fire grills in full view in our kitchens.

We use multiple marketing channels, including television, digital, and print, to broadly drive brand awareness and purchases of our featured products. We advertise on local broadcast and cable television. We complement these methods with direct mail and with our My Loco Rewards e-mail marketing program, which allows us to reach more than 300,000 members. My Loco Rewards is our e-club program. The program offers every member who joins a complimentary order of our handmade guacamole and chips. We engage members via e-mails featuring news of promotional offers, member rewards, and product previews. Members are offered complimentary two-piece meals or tostada salads during their birthday months. My Loco Rewards also allows members to voice their opinions through surveys that provide us with information that helps us define future product concepts. In addition, we use our database to survey and solicit new product ideas.

Through our public relations efforts, we engage notable food editors and bloggers on a range of topics to help promote our products. In addition, we engage in one-on-one conversations using a portfolio of social media platforms, including Facebook, Twitter, Instagram and YouTube. We also use social media as a research and customer service tool, and apply insights gained to future marketing efforts.

We created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities has provided over 10,000 meals per year to underprivileged families, through organizations like South County Food Outreach, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates (“CASA”).

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team that performs comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with MBM Corporation (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our distributor relationship with our primary distributor has been in place since 1997. Our restaurants in Texas and Utah utilize regional distributors. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. In our normal course of business, we evaluate bids from multiple suppliers for various products. Poultry is our largest product cost item and represented approximately 40% of our total food and paper costs for fiscal 2015. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from two months to three years, depending on current and expected market conditions. We currently source poultry from six suppliers, with two accounting for approximately 75% of our planned purchases for fiscal 2016. We have fixed prices for 100% of our poultry supply through the end of 2016.

Intellectual Property

We have registered El Pollo Loco ® , Pollo Bowl ® , The Crazy Chicken ® , and certain other names used by our restaurants as trademarks or service marks with the U.S. Patent and Trademark Office (the “PTO”), and El Pollo Loco ® in approximately 42 foreign countries. Our current brand campaign, Crazy You Can Taste™, has also been approved for registration with the PTO. In addition, the El Pollo Loco logo, website name and address, and Facebook, Twitter, Instagram and YouTube accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so, and to oppose vigorously any infringement or dilution of the service marks or trademarks in those countries. We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or as confidential proprietary information.

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

We are also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986, and various federal, state and local laws governing such matters as minimum wages, overtime, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other working requirements and conditions. A significant portion of our hourly staff is paid at rates consistent with the applicable federal, state, or local minimum wage and, accordingly, increases in the applicable minimum wage will increase our labor costs. We are also subject to the Americans With Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, and which may require us to design or modify our restaurants to make reasonable accommodations for disabled individuals.

For a discussion of the various regulatory and compliance risks that we face, see Item 1A, “Risk Factors.”

Management Information Systems

All of our company-operated and franchised restaurants use computerized point-of-sale and back-office systems, which we believe can scale to support our long-term growth plans. Our point-of-sale system provides a touch-screen interface and is integrated with segmented EMV tokenized high speed credit and gift card processing hardware. Our point-of-sale system is used to collect daily transaction data, which provides daily sales and product mix information that we actively analyze.

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

Employees

As of December 30, 2015, we had approximately 5,171 employees, of whom approximately 5,021 were hourly restaurant employees comprised of 4,262 crewmembers, 191 general managers, 205 assistant managers, 311 shift leaders, and 52 employees in limited-time roles as acting managers or as managers in training. The remaining 150 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

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

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 79% of our revenue in fiscal 2015 and approximately 80% in fiscal 2014. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, but not limited to, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. We believe that an increase in unemployment would have a negative impact on traffic in our restaurants. As a result of our concentration in the greater Los Angeles area, we have been disproportionately affected by the above adverse economic conditions as compared to other national chain restaurants.

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

One of the key means to achieving our growth strategy will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 14 new company-operated restaurants in fiscal 2015 and plan to open an estimated 18 to 22 in fiscal 2016. Our franchisees opened five new restaurants in fiscal 2015 and plan to open 10 to 15 in fiscal 2016. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls, and government regulations. The costs of many basic foods for humans and animals, including corn, wheat, corn flour and other flour, rice, and cooking oil, have increased markedly in recent years, resulting in upward pricing pressures on almost all of our raw ingredients, including chicken, and increasing our food costs. Food prices for a number of our key ingredients escalated markedly at various points in fiscal 2015 and 2014. Weather-related issues, such as freezes and drought, may also lead to temporary spikes in the prices of some ingredients, such as produce and meat. Any increase in the prices of the ingredients most critical to our menu, such as chicken, corn, cheese, avocados, beans, rice, and tomatoes, could adversely affect our operating results. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Any such changes to our available menu could negatively impact our restaurant traffic, business, and comparable restaurant sales during the shortage and thereafter.

Our principal food product is chicken. In fiscal 2015, 2014, and 2013, the cost of chicken included in our product cost was approximately 13.4%, 12.6%, and 13.0%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. A major driver of the price of corn, which is the primary feed source for chicken, has been the increasing demand for corn by the ethanol industry as an alternative fuel source, as most ethanol plants in the United States primarily use corn to make ethanol. This increased demand on the nation’s corn crop has had and may continue to have an unfavorable impact on chicken prices. We occasionally ask our suppliers to use futures contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant traffic could be materially and adversely affected, at both company-operated and franchised restaurants.

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

We have substantial debt service obligations. At December 30, 2015, our total debt was approximately $123.6 million (including capital lease obligations), and we had $69.8 million of credit available under our secured revolving credit facility, which was reduced by approximately $7.2 million from outstanding letters of credit.

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

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. As of December 30, 2015, our top 10 franchisees operated over 67% of our franchised restaurants and two franchisees (the “Significant Franchisees”) operated over 35% of our franchised restaurants. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.

As of December 30, 2015, we had executed development agreements that represent commitments to open 61 franchised restaurants at various dates through 2019. Although we have developed criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees that we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. Failures of developers and franchisees to open and operate franchises successfully could materially and adversely affect our reputation, brand, business, financial condition, results of operations, cash flows, and ability to attract prospective franchisees.

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

Another franchisee with two restaurants was placed into receivership in March 2013. One restaurant owned by that franchisee prior to being placed into receivership was purchased by one of our largest franchisees in January 2014, and the second restaurant was sold to a new owner in July 2014. Both of the restaurants remained open during this process.

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

We accept electronic payment cards from our guests in our restaurants. For the fiscal year ended December 30, 2015, approximately 50% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

We also receive and maintain certain personal information about our guests and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as the results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our guests’ credit/debit card information as well as other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary system and process changes.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially and adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered El Pollo Loco ®, Pollo Bowl ®, The Crazy Chicken ® , and certain other names used by our restaurants as trademarks or service marks with the PTO and El Pollo Loco® in approximately 42 foreign countries. Our current brand campaign, Crazy You Can Taste™, has also been approved for registration with the PTO. In addition, the El Pollo Loco logo, website name and address, and Facebook, Twitter, Instagram and YouTube accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes upon our intellectual property, whether in print, on the Internet, or through other media, our brands and branded products could fail to maintain or achieve market acceptance and the value of our brands could be harmed, materially and adversely affecting our business. There can be no assurance that all of the steps that we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

Various federal, state and local labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws mandating increases in minimum wages or benefits such as health insurance could materially affect our business, financial condition, operating results, and cash flow. Furthermore, the unionization of our employees and of the employees of our franchisees could materially affect our business, financial condition, operating results, and cash flow.

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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. Since January 1, 2016, the State of California (where most of our restaurants are located) has had a minimum wage of $10.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour and from July 1 ,2014 to December 31, 2015, it had been $9.00 per hour. The federal minimum wage has been $7.25 per hour since July 24, 2009.

On June 10, 2015, the Council of the City of Los Angeles passed an ordinance, which on June 13, 2015, was approved by the mayor, raising the minimum wage on the following schedule: (i) from July 1, 2016, $10.50, (ii) from July 1, 2017, $12.00, (iii) from July 1, 2018, $13.25, (iv) from July 1, 2019, $14.25, (v) from July 1, 2020, $15.00, and (vi) from July 1, 2022, indexed to inflation. On September 29, 2015, the Board of Supervisors of the County of Los Angeles adopted an ordinance establishing a countywide minimum wage covering unincorporated areas of the county following the same schedule. Other cities in the County of Los Angeles have followed and may continue to follow. For example, on January 19, 2016, the City Council of the City of Long Beach approved a plan to raise the minimum wage on the following schedule: (i) from January 1, 2017, $10.50, (ii) from January 1, 2018, $12.00, and (iii) from January 1, 2019, $13.00. Thereafter, pursuant to further study, the minimum wage for the City of Long Beach could rise to $14.00 in 2020 and $15.00 in 2021.

In 2015, approximately 80% of our revenue came from company-operated and franchised restaurants in the greater Los Angeles area, including 12% from the City of Los Angeles, 43% from other incorporated cities in the County of Los Angeles, and 1% from unincorporated areas of the County of Los Angeles. Those restaurants that are not directly covered by these ordinances may be covered by future ordinances, may face competitive or political pressures to match these wage levels, or may suffer from any regional economic distress caused by these ordinances.

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

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or to pay a monthly per-employee fee or penalty for non-compliance. Changes in government-mandated health care benefits under the PPACA are anticipated to modestly increase our costs and the costs of our franchisees. Our compliance with the PPACA may result in modest modifications to our employment and benefits policies and practices.  In 2015, we experienced a marginal enrollment increase in our health plans with newly eligible employees. Because participation in the health plans by new, full-time employees was marginal, the cost increases did not result in modifications to our business practices. However, future cost increases may be material and any future modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

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

We have entered into an income tax receivable agreement (the “TRA”) with our pre-IPO stockholders, which provides for payment by us to our pre-IPO stockholders of 85% of the amount of cash savings, if any, in federal, state, local, and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of an early termination by us or a change of control) as a result of the utilization of our net operating losses and other tax attributes attributable to periods prior to July 2014 together with interest accrued at a rate of LIBOR plus 200 basis points from the date the applicable tax return is due (without extension) until paid.

Our payments under the TRA may be material. As of December 30, 2015, we had an accrued payable related to this agreement of approximately $41.5 million.

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

If we undergo a change of control as defined in the TRA, the TRA will terminate, and we will be required to make a payment equal to the present value of expected future payments under the TRA, which payment would be based on certain assumptions, including assumptions related to our future taxable income. Additionally, if we or a direct or indirect subsidiary transfer any asset to a corporation with which we do not file a consolidated tax return, we will be treated as having sold that asset for its fair market value in a taxable transaction for purposes of determining the cash savings in income tax under the TRA. Any such payment resulting from a change of control or asset transfer could be substantial and could exceed our actual cash tax savings.

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

We are not yet subject to all of the corporate governance rules of the NASDAQ.

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

On May 19, 2015, LLC sold enough stock to drop below 50% but remain above 40% ownership of our common stock. Accordingly, we are no longer a controlled company under NASDAQ rules. A company that has ceased to be a controlled company is permitted to phase in its independent nomination and compensation committees and majority independent board on the same schedule as if the company were newly listed in conjunction with its initial public offering. Accordingly, (i) at the time of the sale, one member of each committee was required to be independent, (ii) within 90 days of the sale (i.e., by August 17, 2015), a majority of each committee was required to be independent, (iii) within one year of the sale (i.e., by May 19, 2016), all committee members must be independent, and (iv) within one year of the sale, a majority of our board must be independent.

Our controlled company status did not modify the independence requirements for our audit committee, and we comply with the requirements of the Sarbanes–Oxley Act of 2002 and the NASDAQ by having an audit committee comprised entirely of independent directors.

Currently, three of our directors are independent. All audit committee members are independent. Two of three compensation committee members are independent. Two of three nominating and corporate governance committee members are independent.

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

We were not previously required to assess the effectiveness of our internal control over financial reporting, and we may identify deficiencies as we do so.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting, starting with our second annual report. Prior to our second annual report, we were not subject to this requirement, and, in connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies.

In addition, failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and stock price.

The market price and trading volume of our common stock have been and may be volatile, which could result in rapid and substantial losses for our stockholders.

Prior to our IPO, there was no public market for our common stock. Shares of our common stock were sold in our IPO in July 2014 at a price of $15.00 per share, and our common stock has subsequently traded as high as $41.70 and as low as $9.58. An active, liquid, and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock or cause it to be highly volatile or subject to wide fluctuations. The market price of our common stock has fluctuated and may continue to fluctuate, or may decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently defending against such litigation. See item 3, “Legal Proceedings”. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur could also depress the market price of our common stock or impede our ability to raise equity capital. No lock-up agreements presently are in effect. LLC presently owns approximately 43.7% of our outstanding common stock and could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied.

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

As of February 29, 2016, we had an aggregate of 158,669,405 shares of common stock authorized, unissued, and not reserved for incentive plan issuance. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.

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

As of December30, 2015, our restaurant system consisted of 433 restaurants, comprised of 186 company-operated restaurants and 247 franchised restaurants, located in California, Arizona, Nevada, Texas, and Utah. In addition, we currently license our brand to two restaurants in the Philippines. We have not included these two licensed restaurants as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation.

State	Company- Operated	Franchised	Total
California	155	213	368
Nevada	19	5	24
Arizona	2	18	20
Texas	9	10	19
Utah	1	1	2
Total	186	247	433

Our restaurants are either free-standing facilities, typically with drive-thru capability, or in-line. A typical restaurant generally ranges from 2,200 to 3,000 square feet, with seating for approximately 70 people. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years. Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, currently operating 12 and licensing three to franchisees. In addition, we operate 174 company-operated restaurants on leased real estate, an owned operating unit with additional parking on leased real estate, and have another 17 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have one closed unit and two units subleased for uses other than El Pollo Loco.

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

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. We have executed a Memorandum of Understanding outlining an agreement in principle between the parties to settle the claims on a class-wide basis.  The parties are working to memorialize the settlement and secure the required court approval.

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). Defendants intend to vigorously defend against the claims asserted. In addition, on September 16, 2015, the Company and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties are cooperating fully with the SEC's request.

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

	Low	High
Fiscal 2014:
Third Quarter (July 25, 2014—September 24, 2014)	$18.48	$41.70
Fourth Quarter (September 25, 2014—December 31, 2014)	$19.85	$38.78
Fiscal 2015:
First Quarter ( January 1, 2015-April 1, 2015)	$19.98	$28.09
Second Quarter ( April 2, 2015-July 1, 2015)	$20.30	$29.20
Third Quarter ( July 2, 2015-September 30, 2015)	$10.25	$20.84
Fourth Quarter (October 1, 2015—December 30, 2015)	$9.58	$13.33

As of February 29, 2016, the closing price per share of our common stock on the NASDAQ was $12.91.

As of February 29, 2016, there were approximately 4 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories. As of the same date, there were approximately 33,271 registered and beneficial accounts.

Dividend Policy

We do not expect to pay dividends in the foreseeable future because we intend to use cash flow generated by operations to grow our business. Any future determination otherwise will be at the discretion of our board of directors and depend upon our financial condition, results of operations, capital requirements, and other factors. In addition, the 2014 Revolver (defined below) restricts our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources Debt and Other Obligations-New Credit Agreement, “ Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock.” and Note 1 to our consolidated financial statements included elsewhere in this report.

Issuer Purchases of Equity Securities

In the quarterly period ended December 30, 2015, neither we nor any affiliated purchaser made or had made on our or its behalf any purchases of equity securities, including for exercise price and tax withholdings related to awards under our compensation plans.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph and table illustrate the total return from July 25, 2014, through December 30, 2015, for (i) our common stock, (ii) the NASDAQ Composite Total Return Index, and (iii) the Standard and Poor’s Supercomposite Restaurants Index, assuming the investment of $100 at the beginning of the period (at the closing price on our first day of trading of $24.03), reinvestment of dividends, and no transaction costs.

The graph and table are furnished and not filed with the SEC, and are not incorporated by reference into any other filing. They are not a forecast of future performance.

Date	LOCO	NASDAQ Composite	S&P Supercomposite Restaurants Index
July 25, 2014	$100.00	$100.00	$100.00
September 24, 2014	148.65	102.61	99.36
December 31, 2014	83.10	107.02	105.22
April 1, 2015	104.91	110.61	112.22
July 1, 2015	85.19	113.95	119.52
September 30, 2015	44.86	105.30	121.36
December 30, 2015	52.77	115.81	127.95

ITEM 6.	SELECTED FINANCIAL DATA

The following tables contain selected historical consolidated financial data as of and for the last five fiscal years, derived from our audited consolidated financial statements. Not all periods shown are discussed in this Annual Report. You should read these tables in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and the notes thereto.

	Fiscal Year
	2015	2014	2013	2012	2011
Statement of Operations Data:
Revenue
Company-operated restaurant revenue	$332,040	$322,516	$294,327	$274,928	$255,361
Franchise revenue	23,017	22,345	20,400	18,682	17,877
Total revenue	355,057	344,861	314,727	293,610	273,238
Cost of operations
Food and paper costs	105,917	102,611	93,589	85,428	78,873
Labor and related expenses	84,231	80,646	75,669	73,406	69,584
Occupancy and other operating expenses	69,977	68,538	63,150	61,636	59,269
Company restaurant expenses	260,125	251,795	232,408	220,470	207,726
General and administrative expenses	28,997	29,519	25,506	24,451	22,828
Franchise expenses	3,456	3,704	3,841	3,647	3,862
Depreciation and amortization	13,092	11,538	10,213	9,530	9,615
Loss on disposal of assets	471	646	868	966	197
Asset impairment and close-store reserves	92	1,033	(101)	1,494	2,014
Total expenses	306,233	298,235	272,735	260,558	246,242
Gain on disposition of restaurants	—	2,658	400	—	—
Income from operations	48,824	49,284	42,392	33,052	26,996
Interest expense, net	3,707	18,062	36,334	38,890	37,715
Early extinguishment of debt	—	9,718	21,530	—	20,173
Expenses related to selling shareholders	50	667	—	—	—
Income tax receivable agreement expense	156	41,382	—	—	—
Income (loss) before (provision) benefit for income taxes	44,911	(20,545)	(15,472)	(5,838)	(30,892)
(Provision) benefit for income taxes	(20,857)	63,008	(1,401)	(2,027)	(1,579)
Net income (loss)	$24,054	$42,463	$(16,873)	$(7,865)	$(32,471)
Per Share Data:
Net income (loss) per share
Basic	$0.63	$1.32	$(0.59)	$(0.27)	$(1.35)
Diluted	$0.62	$1.24	$(0.59)	$(0.27)	$(1.35)
Weighted average shares used in computing net income (loss) per share
Basic	37,949,316	32,285,484	28,712,622	28,712,194	24,106,380
Diluted	39,039,558	34,346,241	28,712,622	28,712,194	24,106,380
Consolidated Statement of Cash Flows Data:
Net cash provided by operating activities	$57,971	$26,085	$19,700	$19,409	$6,454
Net cash used in investing activities	$(30,835)	$(21,401)	$(13,787)	$(14,993)	$(3,709)
Net cash provided by (used in) financing activities	$(32,534)	$(10,200)	$(10,385)	$(1,920)	$(6,469)

	Fiscal Year
	2015	2014	2013	2012
Balance Sheet Data—Consolidated (at period end):
Cash and cash equivalents	$6,101	$11,499	$17,015	$21,487
Net property (1)	$102,421	$82,090	$68,641	$64,808
Total assets	$461,028	$455,306	$416,942	$417,898
Total debt (2)	$123,638	$165,846	$289,242	$274,621
Total stockholders’ equity	$244,633	$210,400	$48,536	$64,587

(1)	Net property consists of property owned, net of accumulated depreciation and amortization.
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

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2013, 2014, and 2015 ended on December 25, 2013, December 31, 2014 and December 30, 2015, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second, and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2013 and 2015 were 52-week fiscal years. Fiscal 2014 was a 53-week fiscal year. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2015 refer to the fiscal year ended December 30, 2015.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken in front of our customers and operates in the LSR segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional QSRs, a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our engaging team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, sides, and, throughout the year, on a limited-time basis, alternative proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Ultimate Pollo Bowl, Baja Shrimp Tacos, and Stuffed Chicken Avocado Quesadilla. Our salsas and dressings are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced day-part mix.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure.

As of December 30, 2015, we had 433 locations in five states. In fiscal 2014, we opened 11 new company-operated and five new franchised restaurants. In fiscal 2015, we opened 14 new company-operated and five new franchised restaurants across Arizona, California, and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. We believe that we are well-positioned for future growth, with a developed corporate infrastructure capable of supporting a future restaurant base that is greater than our existing one. Additionally, we believe that we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale. These growth rates are not guaranteed.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, comparable restaurant sales, company-operated average unit volumes, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2015, our restaurants generated company-operated restaurant revenue of $332.0 million and system-wide sales of $753.4 million, and system comparable sales increased 2.2%, consisting of company-operated restaurant comparable sales growth of 1.0% and franchised comparable sales growth of

3.1%. The company-operated comparable sales increase consisted of a 1.9% transaction decline and a 2.9% check growth. In fiscal 2015, for company-operated restaurants, our annual AUV was $1.9 million, restaurant contribution margin was 21.7%, and Adjusted EBITDA was $65.5 million.

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

Comparable Restaurant Sales

We closely monitor company, franchise, and total system comparable restaurant sales. Comparable restaurant sales reflect the change in year-over-year sales for the comparable company, franchise, and total system restaurant base. We define our comparable restaurant base to include those restaurants open for 15 months or longer. As of December 30, 2015, December 31, 2014 and December 25, 2013, there were 160, 160, and 165 restaurants, respectively, in our comparable company-operated restaurant base. As of December 30, 2015, December 31, 2014, and December 25, 2013, there were 237, 237, and 227 restaurants, respectively, in our comparable franchised restaurant base. This measure highlights the performance of existing restaurants as the impact of new restaurant openings is excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.

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

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue. Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants, and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors, because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Management uses restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods, and to evaluate our restaurant financial performance compared with our competitors.

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2015	2014	2013
Company-operated restaurant revenue	$332,040	$322,516	$294,327
Company restaurant expenses	260,125	251,795	232,408
Restaurant contribution	$71,915	$70,721	$61,919
Restaurant contribution margin (%)	21.7%	21.9%	21.0%

New Restaurant Openings

The number of restaurant openings reflects the number of new restaurants opened by us and our franchisees during a particular reporting period. Before a new restaurant opens, we and our franchisees incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of higher than normal sales volumes, which subsequently decrease to stabilized levels. New restaurants typically experience normal inefficiencies in the form of higher food and paper, labor, and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. The average start-up period after which our new restaurants’ revenue and expenses normalize is approximately fourteen weeks. When we enter new markets, we may be exposed to start-up times and restaurant contribution margins that are longer and lower than reflected in our average historical experience.

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

EBITDA and Adjusted EBITDA as presented in this Annual Report are supplemental measures of our performance that are neither required by, nor presented in accordance with, GAAP. EBITDA and Adjusted EBITDA are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income (loss), operating income, or any other performance measures derived in accordance with GAAP, or as alternatives to cash flow from operating activities as a measure of our liquidity. In addition, in evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we will incur expenses or charges such as those added back to calculate EBITDA and Adjusted EBITDA. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or nonrecurring items.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income (loss):

	Fiscal Year
	2015	2014	2013
Net income (loss)	$24,054	$42,463	$(16,873)
Non-GAAP adjustments:
(Benefit) provision for income taxes	20,857	(63,008)	1,401
Interest expense, net	3,707	18,062	36,334
Depreciation and amortization	13,092	11,538	10,213
EBITDA	$61,710	$9,055	$31,075
Stock based compensation expense (a)	539	1,093	822
Management fees (b)	—	343	624
Loss on disposal of assets (c)	471	646	868
Impairment and closures (d)	89	1,033	(101)
Early extinguishment of debt (e)	—	9,718	21,530
Gain on disposition of restaurants (f)	—	(2,658)	(400)
Expense related to selling shareholders (g)	50	667	—
Income tax receivable agreement expense (h)	156	41,382	—
Tax credit expense (i)	—	415	—
Securities class action legal expense (j)	993	—	—
Pre-opening costs (k)	1,456	1,215	201
Adjusted EBITDA	$65,464	$62,909	$54,619

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs paid to affiliates of Trimaran and Freeman Spogli up through our IPO. This agreement was cancelled in conjunction with the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
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

(f)

On September 24, 2014, we completed the sale of six company-operated restaurants in the greater San Antonio area. This sale resulted in cash proceeds of $5.4 million, a decrement to goodwill of $650,000 and a net gain of $2.7 million. These six restaurants are now franchised.

(g)

Includes : (1) Costs related to the sale, in the second quarter of 2015, of 5.4 million share of common stock in a block trade to various investors, by our largest shareholder, which was at that time our majority shareholder, pursuant to Rule 144 under the Securities Act. This shareholder owns stock in us not registered under the Securities Act. Under our stockholders agreement, this shareholder may require us to register stock in us that it owns, under the Securities Act. In that event, we are responsible for all registration expenses. In lieu of the shareholder’s exercise of its registration rights, we agreed to bear the expenses incident to the shareholder’s sale of these shares using Rule 144and (2) Costs related to our secondary offering of stock on November 25, 2014.

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
(j)	Consists of costs related to a securities class action lawsuit. See Item 3. Legal Proceedings
(k)

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

Highlights and Trends

Comparable Restaurant Sales

In fiscal 2015, 2014, and 2013, comparable restaurant sales system-wide increased 2.2%, 7.0%, and 7.0%, respectively. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 1.0% in fiscal 2015, 5.8% in fiscal 2014, and 5.3% in fiscal 2013. In fiscal 2015, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 2.9% offset by a decrease in traffic of 1.9%. In fiscal 2014, the increase in company-operated comparable restaurant sales was driven by an increase in average check size of 3.3% and by traffic growth of 2.5%. In fiscal 2013, the increase in company-operated comparable restaurant sales was driven by an increase in average check size of 2.7% and by traffic growth of 2.6%. In fiscal 2015, 2014, and 2013, comparable restaurant sales at franchised restaurants increased 3.1%, 8.0%, and 8.8%, respectively.

Restaurant Development

Since 2011, we have focused on repositioning our brand, improving operational efficiency and brand awareness, strengthening our management team, and refinancing our indebtedness in preparation for future growth. New restaurant development is expected to be a key driver of our growth strategy. In fiscal 2015, we opened 14 company-operated restaurants, and our franchisees opened five new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2015, our franchisees closed one restaurant. Our restaurant counts at the end of each of the last three years are as follows:

	Fiscal Year
	2015	2014	2013
Company-operated restaurant activity:
Beginning of period	172	168	169
Openings	14	11	2
Restaurant sale to franchisee	—	(6)	—
Closures	—	(1)	(3)
Restaurants at end of period	186	172	168
Franchised restaurant activity:
Beginning of period	243	233	229
Openings	5	5	5
Restaurant sale to franchisee	—	6	—
Closures	(1)	(1)	(1)
Restaurants at end of period	247	243	233
Total restaurant activity:
Beginning of period	415	401	398
Openings	19	16	7
Closures	(1)	(2)	(4)
Restaurants at end of period	433	415	401

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of December 30, 2015, together we had remodeled 107 company-operated and 168 franchised restaurants, or 275 system-wide, over 70% of our restaurant system due to be remodeled. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $270,000 per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

2014 Refinancing

In December 2014, we refinanced our $15 million first lien revolving credit facility (the “2013 Revolver”) and a $190 million first lien term loan facility (the “2013 First Lien Term Loan,” and, together with the 2013 Revolver, the “2013 First Lien Credit Agreement”) by entering into a $200 million first lien revolving credit facility (the “2014 Revolver”) (such refinancing, the “2014 Refinancing”). The 2014 Revolver carries longer maturities and lower interest rates than the indebtedness that it replaced. The 2014 refinancing combined with the pre-payment of $42 million on the 2014 Revolver in 2015, resulted in a reduction of interest expense of $14.3 million in 2015 compared to 2014.

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

We do not amortize our goodwill and indefinite-lived intangible assets. We perform an annual impairment test for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our annual goodwill impairment assessment at December 30, 2015, we performed a qualitative assessment and concluded that the fair value of the reporting unit to which goodwill was assigned exceeded our book equity. Accordingly, we did not identify any goodwill impairment.

We perform an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our impairment test for indefinite-lived intangible assets at December 30, 2015, we performed a qualitative assessment and concluded that the fair value of the indefinite-lived intangible assets exceeded their carrying value and that there was no impairment.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 30, 2015, we had federal and state net operating loss (“NOL”) carryforwards of $105.2 million and $93.6 million, respectively. These Federal and State NOLs expire beginning in 2028 and 2025, respectively.

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

At December 25, 2013, we maintained a full valuation allowance against our deferred tax assets. After evaluating all of the positive and negative evidence, including our continued income from operations, reduction in interest expense resulting from the 2014 and 2013 refinancing of debt and from our completed IPO and the resultant repayment of the 2013 Second Lien Term Loan, we concluded that it was more likely than not that our deferred tax assets would be recovered. As a result, in fiscal 2014, we released our valuation allowance totaling approximately $65 million. We had previously maintained a full valuation allowance on our deferred tax assets, as we had been experiencing continuing taxable losses, and accordingly did not recognize a benefit for NOL carryforwards or other deferred tax assets in fiscal 2013 and 2012. In 2015, a valuation allowance of $2.9 million was established to reserve against the potential that certain tax credits may not be utilized prior to the date they expire.

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

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, we amended the 2013 First Lien Credit Agreement to permit dividend payments to us by our subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate, while the 2013 First Lien Credit Agreement was outstanding. In fiscal 2014, we incurred charges totaling approximately $41 million relating to the present value of our total estimated TRA payments. We are permitted to make TRA payments under the 2014 Revolver. The TRA charge of $41 million is a permanent add-back to the Company’s taxable income that resulted in approximately $14 million of tax expense for 2014. In fiscal 2015, we incurred charges of $.2 million related to the amortization of the present value of the TRA obligation.

In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits.

Stock-Based Compensation

We measure and recognize compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. The options granted in fiscal 2012 had a three-year vesting period (with 25% of the options vesting immediately), while the options granted in fiscal 2013 and 2014 had a four-year vesting period. No options were granted in fiscal 2015. For options that are based on performance requirements, costs are recognized over the periods to which the performance criteria relate.

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

The following table summarizes the assumptions relating to our stock options for fiscal 2015, 2014, and 2013.

	Fiscal Year
	2015	2014	2013
Risk-free interest rates	—	1.70% to 1.72%	1.15% to 1.99%
Expected term	—	5.75 years	6.25 years
Expected dividend yield	—	0%	0%
Volatility	—	32.4% to 41.0%	40.6%

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

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2014, and 2013. We will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.

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

Results of Operations

Fiscal Year 2015 Compared to Fiscal Year 2014

Our operating results for the fiscal years ended December 30, 2015, and December 31, 2014, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2015 (52-Weeks)		2014 (53-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statement of Operations Data:
Revenue
Company-operated restaurant revenue	$332,040	93.5	$322,516	93.5	$9,524	3.0
Franchise revenue	23,017	6.5	22,345	6.5	672	3.0
Total revenue	355,057	100.0	344,861	100.0	10,196	3.0
Cost of operations
Food and paper costs	105,917	31.9	102,611	31.8	3,306	3.2
Labor and related expenses	84,231	25.4	80,646	25.0	3,585	4.4
Occupancy and other operating expenses	69,977	21.1	68,538	21.3	1,439	2.1
Company restaurant expenses	260,125	78.3	251,795	78.1	8,330	3.3
General and administrative expenses	28,997	8.2	29,519	8.6	(522)	(1.8)
Franchise expenses	3,456	1.0	3,704	1.1	(248)	(6.7)
Depreciation and amortization	13,092	3.7	11,538	3.3	1,554	13.5
Loss on disposal of assets	471	0.1	646	0.2	(175)	(27.1)
Asset impairment and close-store reserves	92	0.0	1,033	0.3	(941)	(91.1)
Total expenses	306,233	86.2	298,235	86.5	7,998	2.7
Gain on disposition of restaurants	—	0.0	2,658	0.8	(2,658)	(100.0)
Income from operations	48,824	13.8	49,284	14.3	(460)	(0.9)
Interest expense, net	3,707	1.0	18,062	5.2	(14,355)	(79.5)
Early extinguishment of debt	—	—	9,718	2.8	(9,718)	(100.0)
Expenses related to selling shareholders	50	—	667	0.2	(617)	(92.5)
Income tax receivable agreement expense	156	—	41,382	12.0	(41,226)	(99.6)
Income (loss) before (provision) benefit for income taxes	44,911	12.6	(20,545)	(6.0)	65,456	(318.6)
(Provision) benefit for income taxes	(20,857)	(5.9)	63,008	18.3	83,865	133.1
Net income (loss)	$24,054	6.8	$42,463	12.3	$(18,409)	(43.4)

Company-Operated Restaurant Revenue

In fiscal 2015, company-operated restaurant revenue increased $9.5 million, or 3.0%, due to an increase in company-operated comparable restaurant sales of $3.1 million, or 1.0%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 2.9% offset by a decrease in traffic of 1.9% compared to the prior year. Company-operated restaurant revenue was also favorably impacted by $16.3 million of additional sales from new restaurants, and was partially offset by $5.5 million of lost sales from closed restaurants and $4.6 million for the additional week of operations, in fiscal 2014, in a 53-week fiscal year.

Franchise Revenue

In fiscal 2015, franchise revenue increased $0.7 million, or 3.0%. This increase was due primarily to increases in franchised comparable restaurant sales of 2.2%, $0.5 million in higher point of sales revenue, resulting primarily from additional franchise units, and $0.3 million in higher franchise development and agreement renewal fees. This increase was partially offset by a $1.3 million decrease in sublease income, resulting from the expiration or buy out, in the prior year, of sublease agreements.

Food and Paper Costs

Food and paper costs increased $3.3 million in fiscal 2015, due to a $3.7 million increase in food costs and a $0.44 million decrease in paper costs. This increase was due primarily to higher sales volume and to higher commodity costs, offset by lower packaging costs. Food and paper costs as a percentage of company-operated restaurant revenue were 31.9% in fiscal 2015, compared to 31.8% in fiscal 2014. This increase in percentage was due to higher commodity costs, offset by increases in average check size, due to menu price increases in the third and fourth quarter of 2014 and the first and fourth quarters of 2015.

Labor and Related Expenses

Payroll and benefit expenses increased $3.6 million in fiscal 2015, compared to fiscal 2014. This increase was due primarily to additional labor needs arising from the opening of 14 new restaurants in fiscal 2015 and 11 new restaurants in fiscal 2014, a minimum wage increase in California in the third quarter of fiscal 2014 and increased medical and workers compensation expense, resulting primarily from increased claims activity. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.4% in fiscal 2015, compared to 25.0% in fiscal 2014. This increase was due primarily to the increase in medical and workers compensation expense, noted above, partially offset by menu price increases.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $1.4 million in fiscal 2015, compared to fiscal 2014. This increase was due primarily to (i) a $1.3 million increase in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in fiscal 2015 and 2014, (ii) a $0.3 million increase in advertising costs, and (iii) a $0.2 million increase in operating expense, resulting primarily from higher credit and debit card processing fees. These increases were partially offset by a $0.4 million decrease in utility costs, due primarily to lower gas costs. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.1% in fiscal 2015, compared to 21.3% in fiscal 2014. This decrease is primarily due to lower utility costs, noted above.

General and Administrative Expenses

General and administrative expenses decreased $0.5 million in fiscal 2015. The decrease was due primarily to (i) a $1.0 million capitalization of internal costs related to site selection and construction activities, (ii) a $0.6 million decrease in stock option expense, due primarily to certain options that were fully expensed in the prior year and the reversal of expense in the current year related to various performance based options that are not expected to meet their specific performance criteria and (iii) a $0.2 million decrease in payroll expense, due primarily to a reduction in the accrual for the expected payments related to the Company’s annual bonus program, partially offset by an increase in medical expense and an increase in corporate employees. These decreases in expense were partially offset by a $0.9 million increase in legal expense, resulting primarily from expense related to a securities class action case and a $0.2 million increase in restaurant opening costs, due primarily to increased company-operated restaurant openings in 2015 as compared to 2014. General and administrative expenses as a percentage of total revenue were 8.2% in fiscal 2015, compared to 8.6% in fiscal 2014. This decrease was due primarily to the reduction in costs, noted above, and increased revenue.

Gain on Disposition of Restaurants

On September 24, 2014, we completed the sale of six company-operated restaurants in the greater San Antonio area to AA Pollo, resulting in cash proceeds of $5.4 million. Goodwill was decremented by $650,000, based on a calculation of the fair value of the restaurants sold relative to the fair value of the reporting unit retained. We recognized a net gain of $2.7 million on this transaction, which is recorded as a gain on disposition of restaurants in the accompanying statement of operations. These six restaurants are now included in our franchised restaurant totals.

Interest Expense, Net

Interest expense, net, decreased $14.4 million in fiscal 2015, compared to fiscal 2014. This decrease was due primarily to (i) the repayment of the 2013 Second Lien Term Loan with IPO proceeds in July 2014, (ii) the 2014 Refinancing in the fourth quarter of fiscal 2014, which further reduced the interest rate on our debt and (iii) the pre-payment of $42.0 million on the 2014 Revolver in fiscal 2015.

Early Extinguishment of Debt

The proceeds from our IPO in July 2014 were primarily used to repay the 2013 Second Lien Term Loan. In conjunction with this repayment, we incurred, in fiscal 2014, an extinguishment of debt charge of $5.1 million, consisting of $1.5 million in call premium, $2.7 million related to the write-off of remaining unamortized deferred finance costs, and $0.9 million relating to the write-off of unamortized discount. In December 2014, in conjunction with our 2014 Refinancing, the 2013 First Lien Term Loan was repaid in full, which resulted in a $4.6 million extinguishment of debt charge, consisting of $3.9 million related to the write-off of deferred financing costs and $0.7 million related to the write-off of unamortized discount.

Expenses Related to Selling Shareholders

In the second quarter of 2015, LLC, our largest shareholder, which was at that time our majority shareholder, sold 5.4 million shares of common stock in a block trade to various investors, pursuant to Rule 144 under the Securities Act. LLC owns stock in us not registered under the Securities Act. Under our stockholders agreement, LLC may require us to register stock in us that it owns, under the Securities Act. In that event, we are responsible for all registration expenses. In lieu of LLC’s exercise of its registration rights, we agreed to bear the expenses incident to LLC’s sale of these shares using Rule 144. As a result of this transaction, we incurred $0.1 million in professional fees. After our IPO in July 2014, we had a follow-on offering of shares on November 25, 2014. In conjunction with this secondary offering, we incurred approximately $0.7 million in charges for underwriting discounts, commissions, and professional fees and expenses related to this transaction.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA . The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, we amended the 2013 First Lien Credit Agreement to permit dividend payments to us by our subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate, while the 2013 First Lien Credit Agreement was outstanding. In fiscal 2014, we incurred charges totaling approximately $41 million relating to the present value of our total estimated TRA payments. In fiscal 2015, we incurred income tax receivable agreement expense of $0.2 million, resulting from the amortization of interest expense related to our total expected TRA payments, changes in estimates for actual tax returns filed and an adjustment to the expected TRA liability, due to the expected realization of various pre-IPO tax credits. We are permitted to make TRA payments under the 2014 Revolver.

(Provision) Benefit for Income Taxes

In fiscal 2015, we recorded an income tax provision of $20.9 million, compared to an income tax benefit of $63.0 million in fiscal 2014. After evaluating all of the positive and negative evidence, including our continued profitability and the reduction in interest expense resulting from the 2013 Refinancing and from our completed IPO and the resultant repayment of the 2013 Second Lien Term Loan, we concluded that it was more likely than not that our deferred tax assets would be realized. As a result, in fiscal 2014, we released our valuation allowance of approximately $65 million. In addition, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. The fiscal 2015 provision includes a $2.9 million valuation allowance against our deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire.

Fiscal Year 2014 Compared to Fiscal Year 2013

Our operating results for the fiscal years ended December 31, 2014 and December 25, 2013, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2014		2013
	(53-Weeks)		(52-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statement of Operations Data:
Revenue
Company-operated restaurant revenue	$322,516	93.5	$294,327	93.5	$28,189	9.6
Franchise revenue	22,345	6.5	20,400	6.5	1,945	9.5
Total revenue	344,861	100.0	314,727	100.0	30,134	9.6
Cost of operations
Food and paper costs	102,611	31.8	93,589	31.8	9,022	9.6
Labor and related expenses	80,646	25.0	75,669	25.7	4,977	6.6
Occupancy and other operating expenses	68,538	21.3	63,150	21.5	5,388	8.5
Company restaurant expenses	251,795	78.1	232,408	79.0	19,387	8.3
General and administrative expenses	29,519	8.6	25,506	8.1	4,013	15.7
Franchise expenses	3,704	1.1	3,841	1.2	(137)	(3.6)
Depreciation and amortization	11,538	3.3	10,213	3.2	1,325	13.0
Loss on disposal of assets	646	0.2	868	0.3	(222)	(25.6)
Asset impairment and close-store reserves	1,033	0.3	(101)	0.0	1,134	(1,122.8)
Total expenses	298,235	86.5	272,735	86.7	25,500	9.3
Gain on disposition of restaurants	2,658	0.8	400	(0.1)	2,258	565
Income from operations	49,284	14.3	42,392	13.5	6,892	16.3
Interest expense, net	18,062	5.2	36,334	11.5	(18,272)	(50.3)
Early extinguishment of debt	9,718	2.8	21,530	6.8	(11,812)	(54.9)
Secondary offering expense	667	0.2	—	—	667	—
Income tax receivable agreement expense	41,382	12.0	—	—	41,382	—
Loss before provision for income taxes	(20,545)	(6.0)	(15,472)	(4.9)	(5,073)	(32.8)
(Provision) benefit for income taxes	63,008	18.3	(1,401)	(0.4)	(64,409)	(4,597.4)
Net Income (loss)	$42,463	12.3	$(16,873)	(5.4)	$59,336	(351.7)

Company-Operated Restaurant Revenue

In fiscal 2014, company-operated restaurant revenue increased $28.2 million, or 9.6% due primarily to an increase in company-operated comparable restaurant sales of $16.8 million, or 5.8%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 3.3% and an increase in traffic of 2.5% compared to the prior year. Company-operated restaurant revenue was also favorably impacted by $8.8 million of additional sales from new restaurants and $4.6 million for the additional week of operations in a 53-week fiscal year, and was partially offset by $2.0 million of lost sales from closed restaurants which operated for the full year in fiscal 2013.

Franchise Revenue

In fiscal 2014 franchise revenue increased $1.9 million, or 9.5%. The increase was due primarily to increases in franchised comparable restaurant sales of 8.0%, $0.3 million related to the buyout of a sublease agreement in which the franchisee entered into a direct lease with the landlord of the property, $0.1 million for the additional week of franchise revenue recognized in a 53-week fiscal year, and $0.1 million in higher franchise agreement renewal fees. This increase was partially offset by the negative impacts of the closure of one franchised restaurant in each of fiscal 2014 and 2013.

Food and Paper Costs

Food and paper costs increased $9.0 million in fiscal 2014, due to an $8.0 million increase in food costs and a $1.0 million increase in paper costs. This increase was due primarily to higher sale volume and to higher commodity costs. Food and paper costs as a percentage of company-operated restaurants revenue were 31.8% in both fiscal 2014 and 2013. This percentage was flat due to higher commodity costs, offset by increases in average check size, due to menu price increases in the fourth quarter of 2013 and the third and fourth quarters of 2014.

Labor and Related Expenses

Payroll and benefit expenses increased $5.0 million in fiscal 2014, compared to fiscal 2013. This increase was due primarily to increased labor costs resulting from higher sales volume, additional labor needs arising from the opening of eleven new restaurants in fiscal 2014 and two new restaurants in fiscal 2013, and a minimum wage increase in California in the third quarter of fiscal 2014. These increases were partially offset by lower medical insurance costs, due to lower claims activity. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.0% in fiscal 2014, compared to 25.7% in fiscal 2013. This decrease was due primarily to increase in revenue, the relatively fixed nature of restaurant management labor costs, menu price increase, and lower medical insurance costs.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $5.4 million in fiscal 2014, compared to fiscal 2013. This increase was due primarily to (i) a $1.4 million increase in utility costs, due primarily to higher gas and electric costs and additional utility costs as a result of new restaurants opened in 2014 and 2013, (ii) a $2.1 million increase in advertising costs, which drove higher sales and to additional advertising contributions in the Los Angeles market in the second and part of the third quarter of 2014, (iii) a $1.0 million increase in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in 2014 and 2013, and (iv) a $0.9 million increase in operating expense, resulting primarily from higher credit and debit card processing fees and various other operating-related expenses. Occupancy and other operating expenses as a percentage of company-operated restaurants revenue were 21.3% in fiscal 2014, compared to 21.5% in fiscal 2013. This decrease is primarily due to higher revenue and the relatively fixed nature of occupancy costs, partially offset by the higher expenses discussed above.

General and Administrative Expenses

General and administrative expenses increased $4.0 million in fiscal 2014. The increase was due primarily to (i) a $2.1 million increase in payroll expenses, due primarily to an increase in corporate employees and an additional week of operations payroll expense recognized for a fifty-third week in fiscal 2014, partially offset by lower medical costs due primarily to lower medical claims activity, (ii) a $0.8million increase in professional fees, due primarily to costs associated with our IPO and with securing federal and state tax credits, and (iii) a $1.0 million increase in restaurant opening costs, due primarily to increased company-operated restaurant opening in 2014 as compared to 2013. General and administrative expenses as a percentage of total revenue were 8.6% in fiscal 2014, compared to 8.1% in fiscal 2013. This increase was due primarily to the higher costs noted above, partially offset by increased revenue.

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

Interest Expense, Net

Interest expense, net, decreased $18.3 million in fiscal 2014 compared to fiscal 2013. This decrease was due primarily to the 2013 Refinancing, which reduced the interest rate on our debt, to the repayment of the 2013 Second Lien Term Loan with IPO proceeds, and to the 2014 Refinancing in the fourth quarter of fiscal 2014, which further reduced the interest rate on our debt.

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

The following table presents summary cash flow information for the years indicated (in thousands).

	Fiscal Year
(Amounts in thousands)	2015	2014	2013
Net cash provided by (used in)
Operating activities	$57,971	$26,085	$19,700
Investing activities	(30,835)	(21,401)	(13,787)
Financing activities	(32,534)	(10,200)	(10,385)
Net (decrease) in cash and cash equivalents	$(5,398)	$(5,516)	$(4,472)

Operating Activities

In fiscal 2015, net cash provided by operating activities increased by $31.9 million compared to fiscal 2014. This was due primarily to (i) lower interest payments, due to our IPO in July 2014, the majority of the proceeds of which were used to repay the 2013 Second Lien Term Loan, the 2014 refinancing, which carried lower interest rates and the pre-payment in 2015 of $42.0 million of the outstanding debt on the 2014 Revolver and (ii) the timing of payments in 2015 compared to 2014 related to rent, advertising and payments to our primary food distributor, due primarily to the impact of the 53rd week in 2014 and a change in 2014 of the payment terms to our primary food distributor to realize early payment discounts

In fiscal 2014, net cash provided by operating activities increased by $6.4 million compared to fiscal 2013. This was due primarily to (i) increased revenue due primarily to company-operated comparable restaurants sales growth, and (ii) lower interest payments due to the 2013 Refinancing and our IPO, the majority of the proceeds of which were used to repay the 2013 Second Lien Term Loan. The increases above were partially offset by a reduction in payable balance to our primary food distributor, which resulted in early pay discounts and lower cost to the Company.

Investing Activities

In fiscal 2015, net cash used in investing activities increased by $9.4 million compared to fiscal 2014. This was due primarily to increased capital expenditures related to new restaurants, and the sales proceeds from the San Antonio transaction received in fiscal 2014. In fiscal 2015, we incurred capital expenditures of approximately $30.8 million, consisting of $17.4 million related to new restaurants, $6.3 million related to the remodeling of existing restaurants, and $7.1 million related to maintenance, the capitalization of development costs and other corporate capital expenditures.

In fiscal 2014, cash used in investing activities increased by $7.6 million compared to fiscal 2013. This was due primarily to increased capital expenditures related to new restaurants, partially offset by sales proceeds from the San Antonio transaction. In fiscal 2014, we incurred capital expenditures of approximately $26.8 million, consisting of $15.6 million related to new restaurants, $7.5 million related to the remodeling of existing restaurants, and $3.7 million related to maintenance and other corporate capital expenditures.

Financing Activities

In fiscal 2015, net cash used by financing activities increased by $22.3 million compared to fiscal 2014. This was due primarily to the pre-payment of $42.0 million on our Revolver in 2015.

In fiscal 2014, net cash used by financing activities decreased by $0.2 million compared to fiscal 2013. This was due primarily to proceeds from our IPO which were used for the repayment of the 2013 Credit Agreements, along with cash from our balance sheet.

Debt and Other Obligations

New Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At December 30, 2015, $7.2 million of letters of credit were outstanding and $69.8 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% and 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 1.94% to 2.63% during fiscal 2015 and was 2.02% at December 30, 2015.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at December 30, 2015.

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

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap was for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, which terminated on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2016. As of December 31, 2014, and December 30, 2015, the amounts included in other assets in our consolidated balance sheets, related to these interest rate caps, were not material to our financial position or results of operations.

Contractual Obligations

The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 30, 2015:

	Payments Due by Period
(Amounts in thousands)	Total	2016	2017- 2018	2019- 2020	2021 and thereafter
Operating leases	$247,182	$21,588	$42,833	$37,193	$145,568
Capital leases	879	259	372	149	99
Long-term debt	133,539	5,167	5,248	123,124	—
Income tax receivable agreement	43,711	4,197	33,195	3,684	2,635
Purchasing commitments—beverage	13,851	6,925	6,926	—	—
Purchasing commitments—chicken	4,238	4,238	—	—	—
Total	$443,400	$42,374	$88,574	$164,150	$148,302

Off-Balance Sheet and Other Arrangements

At December 30, 2015, December 31, 2014, and December 25, 2013, we had $7.2 million, $7.6 million, and $7.7 million, respectively, of borrowing capacity on the 2014 Revolver and EPL’s former revolving credit facilities pledged as collateral to secure outstanding letters of credit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at a USD LIBOR plus a margin between 1.75% and 2.50%. As of December 30, 2015, we had outstanding borrowings of $123.0 million and another $7.2 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.3 million on an annualized basis.

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

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or state minimum wage, and increases in the minimum wage will increase our labor costs. Since January 1, 2016, the State of California (where most of our restaurants are located) has had a minimum wage of $10.00 per hour. From January 1, 2008 to June 30, 2014, it had been $8.00 per hour and from July 1, 2014 to December 31, 2015, it had been $9.00 per hour. We also do substantial business in locales such as the City of Los Angeles and the County of Los Angeles that may have higher minimum wages. For details, see Item 1A.”Risk Factors-Risks Related to Our Business and Industry-If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.” In general, we have been able to substantially offset costs increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or other adjustments. We may or may not be able to offset cost increases in the future.

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In periods where the prices of commodities drop, we may pay higher price under our purchasing commitments. In a rapidly-fluctuating commodities market, it may prove difficult for us to adjust our menu prices in accord with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk. See Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition and results of operations,” and Note 14 to our consolidated financial statements included elsewhere in this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL POLLO LOCO HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

El Pollo Loco Holdings, Inc.

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (“Company”) as of December 30, 2015 and December 31, 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Pollo Loco Holdings, Inc. at December 30, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California

March 11, 2016

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$6,101	$11,499
Restricted cash	125	125
Accounts and other receivables, net	6,186	5,759
Inventories	1,899	1,900
Prepaid expenses and other current assets	2,656	5,108
Income tax receivable	—	102
Deferred tax assets	21,656	19,490
Total current assets	38,623	43,983
Property and equipment owned, net	102,421	82,090
Property held under capital lease, net	89	128
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	638	778
Deferred tax assets	6,891	15,566
Other assets	1,804	2,199
Total assets	$461,028	$455,306
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under capital leases	$177	$208
Accounts payable	11,046	5,528
Accrued salaries and vacation	6,693	7,970
Accrued insurance	5,021	3,818
Accrued income taxes payable	67	—
Accrued interest	245	208
Accrued advertising	204	832
Other accrued expenses and current liabilities	16,126	13,013
Total current liabilities	39,579	31,577
Revolver loan	123,000	165,000
Obligations under capital leases, net of current portion	461	638
Deferred taxes, net of current portion	8,740	—
Other intangible liabilities, net	1,248	1,544
Other noncurrent liabilities	43,367	46,147
Total liabilities	216,395	244,906
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value—100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,284,435 and 37,420,450 shares issued and outstanding	383	374
Additional paid-in capital	369,635	359,465
Accumulated deficit	(125,385)	(149,439)
Total stockholders’ equity	244,633	210,400
Total liabilities and stockholders’ equity	$461,028	$455,306

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

For the Years Ended	December 30, 2015	December 31, 2014	December 25, 2013
Revenue
Company-operated restaurant revenue	$332,040	$322,516	$294,327
Franchise revenue	23,017	22,345	20,400
Total revenue	355,057	344,861	314,727
Cost of operations
Food and paper costs	105,917	102,611	93,589
Labor and related expenses	84,231	80,646	75,669
Occupancy and other operating expenses	69,977	68,538	63,150
Company restaurant expenses	260,125	251,795	232,408
General and administrative expenses	28,997	29,519	25,506
Franchise expenses	3,456	3,704	3,841
Depreciation and amortization	13,092	11,538	10,213
Loss on disposal of assets	471	646	868
Asset impairment and close-store reserves	92	1,033	(101)
Total expenses	306,233	298,235	272,735
Gain on disposition of restaurants	—	2,658	400
Income from operations	48,824	49,284	42,392
Interest expense—net of interest income of $49, $63, and $94 for the years ended December 30, 2015, December 31, 2014, and December 25, 2013, respectively	3,707	18,062	36,334
Early extinguishment of debt	—	9,718	21,530
Secondary offering expense	50	667	—
Income tax receivable agreement expense	156	41,382	—
Income (loss) before (provision) benefit for income taxes	44,911	(20,545)	(15,472)
(Provision) benefit for income taxes	(20,857)	63,008	(1,401)
Net income (loss )	$24,054	$42,463	$(16,873)
Net income (loss) per share:
Basic	$0.63	$1.32	$(0.59)
Diluted	$0.62	$1.24	$(0.59)
Weighted average shares used in computing net income (loss) per share:
Basic	37,949,316	32,285,484	28,712,622
Diluted	39,039,558	34,346,241	28,712,622

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 26, 2012	28,712,622	$287	$239,329	$(175,029)	$64,587
Stock based compensation	—	—	822	—	822
Net loss	—	—	—	(16,873)	(16,873)
Balance, December 25, 2013	28,712,622	287	240,151	(191,902)	48,536
Stock based compensation	—	—	1,093	—	1,093
Issuance of common stock for initial public offering, net of offering costs of $10,914	8,214,286	82	112,218	—	112,300
Issuance of common stock upon exercise of stock options	493,542	5	2,038	—	2,043
Excess income tax benefit related to share-based compensation plans	—	—	3,965	—	3,965
Net income	—	—	—	42,463	42,463
Balance, December 31, 2014	37,420,450	374	359,465	(149,439)	210,400
Stock based compensation	—	—	539	—	539
Issuance of common stock upon exercise of stock options	863,985	9	4,211	—	4,220
Excess income tax benefit related to share-based compensation plans	—	—	5,420	—	5,420
Net income	—	—	—	24,054	24,054
Balance, December 30, 2015	38,284,435	$383	$369,635	$(125,385)	$244,633

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years Ended	December 30, 2015	December 31, 2014	December 25, 2013
Cash flows from operating activities
Net income (loss)	$24,054	$42,463	$(16,873)
Adjustments to reconcile changes in net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,092	11,538	10,213
Loss on early extinguishment of debt	—	9,718	21,530
Stock-based compensation expense	539	1,093	822
Interest accretion	—	290	3,753
Income tax receivable agreement expense	156	41,382	—
Gain on disposition of restaurants	—	(2,658)	(400)
Loss on disposal of assets	471	646	868
Impairment of property and equipment	181	293	27
Close-store reserves	(89)	740	(128)
Amortization of deferred financing costs	304	1,302	2,007
Amortization of favorable and unfavorable leases, net	(156)	(227)	(213)
Excess income tax benefit related to share-based compensation plans	(5,420)	(3,965)	—
Deferred income taxes, net	15,249	(67,001)	1,371
Changes in operating assets and liabilities:
Accounts and other receivables, net	(427)	147	(1,319)
Inventories	1	(245)	33
Prepaid expenses and other current assets	2,452	(3,065)	(123)
Income taxes receivable/payable	5,589	3,836	5
Other assets	91	247	95
Accounts payable	2,317	(8,023)	1,294
Accrued salaries and vacation	(1,311)	(651)	595
Accrued insurance	1,203	221	444
Other accrued expenses and liabilities	(325)	(1,996)	(4,301)
Net cash provided by operating activities	57,971	26,085	19,700
Cash flows from investing activities
Proceeds from disposition of assets	—	5,435	35
Purchase of property and equipment	(30,835)	(26,836)	(13,822)
Net cash flows used in investing activities	(30,835)	(21,401)	(13,787)
Cash flows from financing activities
Proceeds from borrowings on revolver and term loans	—	165,000	288,050
Revolver loan payments	(42,000)	—	—
Proceeds from issuance of common stock for initial public offering, net of expenses	—	112,300	—
Proceeds from issuance of common stock upon exercise of stock options	4,254	2,070	—
Payment of call premium on notes	—	(1,526)	(7,913)
Payment of obligations under capital leases	(208)	(268)	(229)
Repayments on senior secured notes	—	(290,000)	(282,196)
Deferred financing costs for Revolver	—	(1,526)	(8,097)
Excess income tax benefit related to share-based compensation plans	5,420	3,965	—
Amendment fee	—	(215)	—
Net cash flows used in financing activities	(32,534)	(10,200)	(10,385)
Decrease in cash and cash equivalents	(5,398)	(5,516)	(4,472)
Cash and cash equivalents, beginning of year	11,499	17,015	21,487
Cash and cash equivalents, end of year	$6,101	$11,499	$17,015
Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$3,487	$20,224	$34,427
Cash paid during the year for income taxes, net	$18	$156	$26
Noncash investing and financing activity
Unpaid purchase of property and equipment	$3,201	$1,235	$1,139
Cashless stock option exercise	$34	$27	—

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as the “Company.” The Company’s activities are conducted principally through its indirect subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, and Utah, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 30, 2015, the Company operated 186 (137 in the greater Los Angeles area) and franchised 247 (138 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses two restaurants in the Philippines . The Company’s largest stockholder is Trimaran Pollo Partners, L.L.C. (“LLC,” which is controlled by affiliates of Trimaran Capital, L.L.C.). LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”) and has a 43.7% ownership interest as of December 30, 2015. LLC’s only material asset is its investment in Holdings.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At December 30, 2015, the Company’s total debt (including capital lease liabilities) was $123.6 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures will depend on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $6.1 million at December 30, 2015 and available borrowings under the 2014 Revolver (which availability was $69.8 million at December 30, 2015) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years a 53-week fiscal year occurs. Fiscal 2014 was a 53-week year, ended on December 31, 2014. Fiscal 2015 and 2013 were 52-week years, ended December 30, 2015 and December 25, 2013, respectively.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease termination liabilities, stock-based compensation, income tax receivable agreement liability, and income tax valuation allowances.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company’s restricted cash represents cash collateral to one commercial bank for Company credit cards.

Subsequent Events

Subsequent to December 30, 2015, the Company and a franchisee each completed one new store opening.

The Company evaluated subsequent events that have occurred after December 30, 2015, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had two suppliers for which amounts due at December 30, 2015 totaled 12% and 11% of the Company’s accounts payable. At December 31, 2014, no amounts due to suppliers exceeded 10% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 36% of the Company’s purchases for fiscal 2015, 2014, and 2013. Purchases from the Company’s second largest supplier did not exceed 10% for fiscal 2015, 2014 and 2013. In fiscal 2015, 2014, and 2013, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 79%, 80%, and 80%, respectively, of total revenue.

Accounts and Other Receivables, Net

Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees which are due on a monthly basis that may differ from the Company’s month-end dates as well as credit/debit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis based upon past due balances and the financial strength of the obligor. Bad debt expense was immaterial for the years ended December 30, 2015, December 31, 2014, and December 25, 2013.

Inventories

Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or market.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company capitalizes certain directly attributable costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations.The Company capitalized internal costs related to site selection and construction activities of $1.1 million during the year ended December 30, 2015. Internal costs related to site selection and construction activities were immaterial during the years ended December 31, 2014 and December 25, 2013. Capitalized internal interest costs related to site selection and construction activities were immaterial during the years ended December 30, 2015, December 31, 2014, and December 25, 2013.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

No impairment was recorded during the years ended December 30, 2015, December 31, 2014, or December 25, 2013.

Other Intangibles, Net—Definite Lived

Definite lived intangible assets consist of the value allocated to the Company’s favorable and unfavorable leasehold interests that resulted from the Acquisition.

Favorable leasehold interest represents the asset in excess of the approximate fair market value of the leases assumed as of November 17, 2005, the date of the Acquisition. The amount is being reduced over the remaining life of the leases. This amount is shown as other intangible assets, net, on the accompanying consolidated balance sheets.

Unfavorable leasehold interest liability represents the liability in excess of the approximate fair market value of the leases assumed as of November 17, 2005, the date of the Acquisition. The amount is being reduced over the remaining life of the leases. This amount is shown as other intangible liabilities, net, on the accompanying consolidated balance sheets.

Intangible assets and liabilities with a definite life are amortized using the straight-line method over the remaining useful lives as follows:

Favorable leasehold interests	1 to 18 years (remaining lease term)
Unfavorable leasehold interests	1 to 20 years (remaining lease term)

Deferred Financing Fees

Deferred financing fees are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Included in other assets are fees (net of accumulated amortization) of $1.2 million and $1.5 million as of December 30, 2015 and December 31, 2014, respectively. Amortization expense for deferred financing costs was $0.3 million, $1.3 million and $2.0 million for the years ended December 30, 2015, December 31, 2014, and December 25, 2013, respectively, and is reflected as a component of interest expense in the accompanying consolidated statements of operations. In conjunction with the October 11, 2013, refinancing of the Company’s debt, $8.1 million of unamortized deferred financing costs related to the prior debt were written off. In conjunction with the 2014 repayment and refinancing of the Company’s debt, $6.6 million of unamortized deferred financing costs related to the 2013 Credit Agreements were written off (see Notes 6 and 7).

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The Company recorded non-cash impairment charges of $181,000, $293,000 and $27,000 for the years ended December 30, 2015, December 31, 2014, and December 25, 2013, respectively.

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 30, 2015 and December 31, 2014, the Company had accrued $5,021,000 and $3,818,000, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 30, 2015, December 31, 2014, and December 25, 2013 totaled $8,363,000, $6,124,000, and $6,912,000, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of operations.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Restaurant and Franchise Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $7.4 million, $7.2 million and $5.7 million during the years ended December 30, 2015, December 31, 2014, and December 25, 2013, respectively. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations of the franchised restaurant have commenced. Initial franchise fees recognized during the years ended December 30, 2015, December 31, 2014, and December 25, 2013, totaled $790,000, $631,000, and $521,000, respectively. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective.

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund is created, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $13.9 million, $13.5 million and $11.9 million for the years ended December 30, 2015, December 31, 2014, and December 25, 2013, respectively, and is net of $18.5 million, $17.6 million and $15.8 million, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $204,000 and $832,000 at December 30, 2015 and December 31, 2014, respectively. Pursuant to Intermediate’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 30, 2015, the Company was obligated to spend an additional $79,000 in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose, and the costs of advertising are charged to operations as incurred. Total contributions and other marketing expenses are included in general, and administrative expenses in the accompanying consolidated statements of operations.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of operations, were $1.5 million, $1.2 million and $0.2 million for the years ended December 30, 2015, December 31, 2014, and December 25, 2013, respectively.

Franchise Area Development Fees

The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or at the time the development agreements expire, if the required units are not opened. Unrecognized area development fees totaled $856,000 and $486,000 at December 30, 2015 and December 31, 2014, respectively, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets. As of December 30, 2015, the Company had executed development agreements that represent commitments to open 17 franchised restaurants at various dates through 2016.

Gift Cards

The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. The Company recognizes income from gift cards when redeemed by the customer.

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Rent expense is included in occupancy and other

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operating expenses on the consolidated statements of operations. The difference between rent expense and rent paid is recorded as deferred rent, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets. Percentage rent expenses are recorded based on estimated sales or gross margin for respective restaurants over the contingency period.

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

The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 30, 2015 and December 31, 2014, respectively, and has not recognized interest and/or penalties during the years ended December 30, 2015, December 31, 2014, and December 25, 2013, respectively, since there are no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within in the next 12 months.

On July 30, 2014, the Company entered into an Income Tax Receivable Agreement (the “TRA”). The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. In connection with the TRA, the Company had amended its first lien credit agreement (the “First Lien Credit Agreement”) to permit dividend payments to the Company by its subsidiaries in amounts up to $11 million per fiscal year, not to exceed $33 million in the aggregate, while the First Lien Credit Agreement was outstanding. In fiscal 2014, the Company incurred a charge of approximately $41 million relating to the present value of its total expected TRA payments. As of December 30, 2015, the Company had accrued expenses and current liabilities of $7.6 million and other noncurrent liabilities of $33.9 million relating to expected TRA payments included on the consolidated balance sheet.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 30, 2015 and December 31, 2014, the Company had no assets and liabilities measured at fair value on a recurring basis, except for one interest rate cap at December 30, 2015 and two interest rate caps at December 31, 2014 (which are Level 3 assets), which are not material.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). During the fiscal year ended December 31, 2014, we determined that a portion of our goodwill should be decremented for the sale of the San Antonio restaurants. We also determined that a restaurant location was impaired and wrote down the underlying fixed assets. This determination was based on the projected discounted cash flows related to the restaurant. Based on these analyses, we wrote off $0.7 million and $0.2 million, respectively. During the fiscal year ended December 25, 2013, we determined that a portion of our goodwill should be decremented for an eminent domain purchase by the State of California. This determination was based on the projected discounted cash flows related to the restaurant. Based on this analysis, we wrote off $0.6 million. These valuations represent Level 3 measurements in the fair value hierarchy.

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short-term maturities. The recorded value of other notes payable and senior secured notes payable approximates fair value, based on borrowing rates currently available to the Company for loans with similar terms and remaining maturities (Level 3 measurement). The recorded value of the TRA approximates fair value, based on borrowing rates currently available to the Company for debts with similar terms and remaining maturities (Level 3 measurement).

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning December_28, 2017 and interim periods within that fiscal year. The impact of this expected adoption of ASU 2016-01 is being evaluated by the Company.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. After the adoption of this ASU all deferred tax assets and liabilities will be classified as noncurrent on the consolidated balance sheet.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of ASU 2015-11 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. This update requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs were not affected by this update. The pronouncement is effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The adoption of ASU 2015-03 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718).” The pronouncement was issued to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. The adoption of ASU 2014-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (ASU 2014-09)”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The revised revenue standard is effective for public entities for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the Company’s pending adoption of ASU 2014-09 on the Company’s financial statements and has not yet determined the method by which it will adopt the standard in fiscal 2018.

In August 2014, the FASB issued ASU No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Upon adoption the Company will use the guidance in ASU 2014-15 to assess going concern.

Franchise Development Option Agreement with Related Party

On July 11, 2014, EPL and Trimaran Pollo Partners, L.L.C. (“LLC”) entered into a Franchise Development Option Agreement relating to development of our restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted LLC the exclusive option to develop and open 15 restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional 100 restaurants in the Territory over ten years. The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

after that exercise. LLC may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. We have no current intention to begin development in the Territory.

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 30, 2015	December 31, 2014
Land	$12,323	$12,323
Buildings and improvements	111,349	92,834
Other property and equipment	58,525	49,890
Construction in progress	4,717	2,353
	186,914	157,400
Less: accumulated depreciation and amortization	(84,493)	(75,310)
	$102,421	$82,090

Depreciation expense was $13.1 million, $11.5 million and $10.2 million for the years ended December 30, 2015, December 31, 2014, and December 25, 2013, respectively. Gross value of assets under capital leases for buildings and improvements was $1,559,200 and $1,800,800 at December 30, 2015 and December 31, 2014, respectively. Accumulated depreciation for assets under capital leases was $1,470,000 and $1,673,000 for the years ended December 30, 2015 and December 31, 2014, respectively. For the year ended December 30, 2015, capital expenditures related to restaurant remodeling and new restaurant expenditures totaled $23.7 million, which consisted of $6.3 million and $17.4 million, respectively. For the year ended December 31, 2014, capital expenditures related to restaurant remodeling and new restaurant expenditures totaled $23.7 million, which consisted of $7.4 million and $16.3 million, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

Changes in goodwill consist of the following (in thousands):

	December 30, 2015	December 31, 2014
Balance at beginning of year	$248,674	$249,324
Restaurant disposition	—	(650)
Balance at end of year	$248,674	$248,674

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

Domestic trademarks consist of the following (in thousands):

	December 30, 2015	December 31, 2014
Beginning balance	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Ending balance	$61,888	$61,888

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other intangible assets subject to amortization consist of the following (in thousands):

	December 30, 2015	December 31, 2014
Favorable leasehold interest	$6,038	$6,038
Less: accumulated amortization	(5,400)	(5,260)
Total favorable leasehold interest, net	$638	$778
Unfavorable leasehold interest	$(9,156)	$(9,156)
Less: accumulated amortization	7,908	7,612
Unfavorable leasehold interest liability, net	$(1,248)	$(1,544)

The estimated net amortization credits (net liability) for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

For the Years Ending	Favorable Leasehold Interest	Unfavorable Leasehold Interest
December 28, 2016	$130	$(228)
December 27, 2017	106	(225)
December 26, 2018	97	(144)
December 25, 2019	94	(136)
December 30, 2020	85	(123)
Thereafter	126	(392)
Total	$638	$(1,248)

The aggregate amortization expense for the years ended December 30, 2015, December 31, 2014, and December 25, 2013 was $156,000, $227,000, and $213,000, respectively. The remaining weighted average amortization periods of the favorable leasehold interest and the unfavorable leasehold liability are four years and nine years respectively.

5. LEASES

The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues in excess of a defined amount. Initial terms of land and restaurant building leases generally have terms of 20 years, exclusive of options to renew. Leases of equipment primarily consist of restaurant equipment, computer systems and vehicles. The Company subleases facilities to certain franchisees and other non-related parties which are recorded on a straight-line basis.

Information regarding the Company’s future lease obligations at December 30, 2015 is as follows (in thousands):

	Capital Leases		Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Sublease Income	Minimum Lease Payments	Minimum Sublease Income
December 28, 2016	$259	$72	$21,588	$1,075
December 27, 2017	199	28	22,078	1,025
December 26, 2018	172	—	20,755	864
December 25, 2019	95	—	19,359	671
December 30, 2020	54	—	17,834	389
Thereafter	100	—	145,568	1,651
Total	$879	$100	$247,182	$5,675
Less: imputed interest (11.0% to 14.8%)	(241)
Present value of capital lease obligations	638
Less: current maturities	(177)
Noncurrent portion	$461

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Net rent expense is as follows (in thousands):

For the Years Ended	December 30, 2015	December 31, 2014	December 25, 2013
Base rent	$19,944	$19,067	$18,732
Contingent rent	96	350	491
Less: sublease Income	(2,620)	(3,572)	(3,602)
Net rent expense	$17,420	$15,845	$15,621

Base rent and contingent rent are included in occupancy and other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $1.1 million, $1.6 million, and $1.7 million for fiscal 2015, 2014, and 2013, respectively.

The Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues. Total rental income included in franchise revenue in the accompanying consolidated statements of operations for leased property was $424,000, $401,000 and $377,000 for fiscal 2015, 2014, and 2013, respectively.

Minimum future rental income for company-operated properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 30, 2015, is as follows (in thousands):

For the Years Ending
December 28, 2016	$224
December 27, 2017	210
December 26, 2018	210
December 25, 2019	120
December 30, 2020	124
Thereafter	616
Total future minimum rental income	$1,504

6. NEW CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At December 30, 2015, $7.2 million of letters of credit were outstanding and $69.8 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% and 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 1.94% to 2.63% during fiscal 2015 and was 2.02% at December 30, 2015.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at December 30, 2015. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

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

7. PRIOR CREDIT AGREEMENTS

On October 11, 2013, the Company refinanced its debt, with EPL entering into (i) a new first lien credit agreement (the “2013 First Lien Credit Agreement”) that included a $190 million senior secured term loan (the “2013 First Lien Term Loan”) and a senior secured revolving credit facility of $15 million (the “2013 Revolver”) that, in each case, was to mature in October 2018, and (ii) a new second lien credit agreement (the “2013 Second Lien Credit Agreement” and, together with the 2013 First Lien Credit Agreement, the “2013 Credit Agreements”) that included a $100 million second lien term loan (the “2013 Second Lien Term Loan” and, together with the 2013 First Lien Term Loan, the “2013 Term Loans”) that was to mature in April 2019. The proceeds received from the 2013 Term Loans on October 11, 2013, plus $14.4 million of cash on hand, were used to pay off the senior secured first lien credit facility due July 2017 and 17% second priority senior secured notes due January 2018 (collectively, the “2011 Financing Agreements”) and to pay fees and expenses in connection therewith.

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

In conjunction with the December 11, 2014, refinancing of EPL’s debt, the 2013 First Lien Term Loan was repaid in full, resulting in an expense of $3.9 million related to the remaining unamortized deferred finance costs and the write off of $0.7 million of unamortized discount. These costs were expensed and were reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Second Lien Term Loan and the related guarantees were secured by a second-priority lien on substantially all of the assets and equity interests of EPL and Intermediate, subject to certain exceptions, which were also used to secure the 2013 First Lien Term Loan on a first-priority basis.

In conjunction with the Company’s IPO, the 2013 Second Lien Term Loan was repaid in full. In conjunction with the repayment of the 2013 Second Lien Term Loan, the Company incurred call premiums of $1.5 million. In addition, the Company expensed $2.7 million of the remaining unamortized deferred finance costs and wrote off $0.9 million of unamortized discount. These costs were expensed and were reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Transaction Costs

Transaction costs of $8.1 million were incurred in connection with the October 11, 2013 refinancing and were capitalized and were included in other assets in the consolidated balance sheet , and the related amortization is reflected as a component of interest expense, net in the accompanying consolidated financial statements.

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

In conjunction with the October 11, 2013 refinancing of EPL’s debt, call premiums of $4.6 million were incurred in connection with the repurchase of the 2018 Notes. In addition, the Company expensed $3.2 million of the remaining unamortized deferred finance costs and wrote off $2.0 million of the remaining unamortized discount associated with the Prior Senior Credit Facility. These costs were expensed and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of operations.

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap was for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, which terminated on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2016. The fair value of these instruments is not material at December 30, 2015.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 30, 2015	December 31, 2014
Accrued sales and property taxes	$3,480	$3,918
Income tax receivable agreement payable	7,609	4,170
Gift card liability	1,810	1,535
Other	3,227	3,390
Total other accrued expenses and current liabilities	$16,126	$13,013

9. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 30, 2015	December 31, 2014
Deferred rent	$6,611	$6,204
Income tax receivable agreement payable	33,930	37,213
Other	2,826	2,730
Total noncurrent liabilities	$43,367	$46,147

10. INCOME TAXES

The provision for income taxes is based on the following components (in thousands):

For the Years Ended	December 30, 2015	December 31, 2014	December 25, 2013
Current income taxes:
Federal	$—	$(1)	$—
State	188	29	30
Total current	188	28	30
Deferred income taxes:
Federal	8,871	(44,137)	1,037
State	6,378	(22,864)	334
Total deferred	15,249	(67,001)	1,371
Charge in lieu of tax (attributable to stock options)	5,420	3,965	—
Tax provision for income taxes	$20,857	$(63,008)	$1,401

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

For the Years Ended	December 30, 2015	December 31, 2014	December 25, 2013
Statutory federal income tax rate of 35% applied to earnings before income taxes and extraordinary items	35.0%	35.0%	35.0%
State tax benefit (net of federal benefit)	5.1	(5.7)	5.4
State tax credits	(0.6)	32.7	—
TRA expense	0.1	(70.6)	—
Change in valuation allowance	6.5	317.4	(43.4)
Other	0.3	(1.7)	(6.5)
Total	46.4%	307.1%	(9.5)%

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations and the reduction in interest expense resulting from the 2014 and 2013 refinancing of debt and from the Company’s IPO and resultant payoff of the 2013 Second Lien Term Loan, the Company concluded that it is more likely than not that its deferred tax assets will be realized. As a result, in fiscal 2014, the Company released its valuation allowance of approximately $65 million, which was recorded as a benefit to income taxes. In fiscal 2015, the Company recorded a $2.9 million valuation allowance against our deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. In fiscal 2014, the Company incurred a charge of approximately $41 million related to the present value of its total expected TRA payments. The TRA charge of $41 million is a permanent add-back to the Company’s taxable income and resulted in approximately $14 million of tax expense in fiscal 2014 and $0.1 million of tax expense in fiscal 2015.

In fiscal 2014, the Company applied for California Enterprise Zone (“EZ”) credits, resulting in approximately $10.3 million of California tax credits and approximately $6.7 million of additional deferred tax assets and tax benefits.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 30, 2015	December 31, 2014
Deferred assets:
Capital leases	$273	$362
Accrued vacation	583	652
Accrued legal	216	421
Deferred rent	3,758	3,348
Accrued workers’ compensation	1,778	1,626
Enterprise zone and other credits	11,433	10,815
Net operating losses	45,081	50,912
Fixed assets	—	4,621
Other	2,293	3,995
Total deferred tax assets	65,415	76,752
Valuation allowance	(2,920)	—
Net deferred tax assets	62,495	76,752
Deferred liabilities:
Goodwill	(8,557)	(8,272)
Trademark	(26,525)	(26,488)
Prepaid expense	(761)	(649)
Fixed asset	(1,758)	—
Other	(5,087)	(6,287)
Deferred tax liabilities	(42,688)	(41,696)
Net deferred tax asset	$19,807	$35,056

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as follows (in thousands):

	December 30, 2015	December 31, 2014
Current:
Assets (liabilities)	$21,656	$19,490
Noncurrent:
Assets (liabilities)	(1,849)	15,566
	$19,807	$35,056

As of December 30, 2015, the Company has federal and state NOL carryforwards of approximately $105.2 million and $93.6 million, respectively, which expire beginning in 2028 and 2025, respectively.  The Company also has state enterprise zone credits of approximately $11.0 million, which expire in 2023, and federal and state alternative minimum tax ("AMT") credits of approximately $0.4 million, which carry forward indefinitely.  In fiscal 2014, the Company completed a section 382 analysis and determined that all of the Company's NOL carryforwards and other tax attributes are subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.  However, that limitation did not impact the Company's 2015 or 2015 year tax liability.

The Company has elected to utilize the tax-law-ordering approach with respect to excess share-based compensation deductions.  Under this approach, the utilization of excess tax deductions associated with share-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes.  In fiscal 2015 and 2014, the Company recognized excess tax deductions of approximately $15.0 million and $9.9 million, respectively. The associated windfall tax benefits of approximately $5.4 million and $4.0 million, respectively, were recorded in additional paid-in-capital ("APIC") pursuant to the tax-law-ordering approach.

Recently enacted tax laws may also affect the tax provision on the Company's consolidated financial statements.  The state of California passed a new law which mandates the use of a single sales factor apportionment formula for tax year beginning on or after January 1, 2013. As a result, our state deferred tax assets were revalued during the year ended December 25, 2013 in order to account for the change in tax law.  As of December 30, 2015, there was a $2.9 million valuation allowance against the state deferred tax asset.

As of December 30, 2015, December 31, 2014, and December 25, 2013, the Company had no accrual for unrecognized tax benefits.  Consequently, no interest or penalties have been accrued by the Company.  The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

The Company is subject to taxation in the United States and in various state jurisdictions.  The Company is no longer subject to U.S. examination for years before 2012 by the federal taxing authority, and for years before 2011 by state taxing authorities.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan for the years ended December 30, 2015, December 31, 2014, and December 25, 2013 were $539,000, $503,000, and $447,000 respectively.

12. STOCK-BASED COMPENSATION

As of December 30, 2015, options to purchase 2,151,214 shares of common stock of the Company were outstanding. Included in the December 30, 2015 amount are 1,728,964 options that are fully vested. The remaining options vest over time or upon the Company’s attaining annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s 2014 Omnibus Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. In fiscal 2013 and 2012, the Company granted 535,238 and 2,126,677 options with an exercise price of $5.84, which was greater than the fair value of the common stock on the date of grant (premium options). As of December 30, 2015,

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1,739,367 premium options remain outstanding. In fiscal 2014 and 2013, the Company granted 229,048 and 267,619 options with an exercise price equal to the fair value of the common stock on the date of grant. Of the total options granted in fiscal 2014, 2013 and 2012, 50% are performance based and vest according to whether certain financial targets are met, and the remaining 50% vest over four or three years. As of December 30, 2015, 411,847 of these options remained outstanding. No options were granted in fiscal 2015. The options generally expire 10 years from the date of grant. Changes in stock options for the years ended December 30, 2015 and December 31, 2014, are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding—December 25, 2013	3,338,096	$5.31
Grants	229,048	15.55
Exercised	(496,944)	4.20
Forfeited, cancelled or expired	(24)	5.31
Outstanding—December 31, 2014	3,070,176	6.25
Grants	—	—
Exercised	(863,247)	4.93
Forfeited, cancelled or expired	(55,715)	17.25
Outstanding—December 30, 2015	2,151,214	$6.50
Vested and expected to vest at December 30, 2015	2,146,360	$6.50
Exercisable at December 30, 2015	1,728,964	$6.12

Stock options at December 30, 2015 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.09	209,788	7.52	$4.09	109,438	$4.09
5.84	1,739,367	6.58	5.84	1,538,657	5.84
12.72	32,386	0.75	12.72	32,386	12.72
15.00	169,673	8.57	15.00	48,483	15.00
$4.09 - $15.00	2,151,214	6.74	$6.50	1,728,964	$6.12

The intrinsic value of options outstanding and options exercisable, calculated as the difference between the market value as of December 30, 2015 and the exercise price, are $13.7 million and $11.5 million, respectively. The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $14.9 million, $11.5 million and $0 for fiscal years 2015, 2014 and 2013, respectively.

Options are accounted for as follows:

Employee Options

The Company expenses the estimated fair value of employee stock options and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the period during which an employee is required to provide service, usually the vesting period. The options granted in fiscal 2012 had a three year vesting period while the options granted in fiscal 2013 and 2014 had a four year vesting period. For options that are based on a performance requirement, the cost is recognized over the period which the performance criteria relate. The Company has authorized 4,402,240 shares of common stock for issuance in connection with stock options. As of December 30, 2015, 882,594 shares were available for grant. In order to meet the fair value measurement objective, the Company utilizes the Black–Scholes option-pricing model to value compensation expense for share-based awards and has developed estimates of various inputs including forfeiture rate, expected term life, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term of options granted is derived from the simplified method. The risk-free interest rate is based on the implied yield on a U.S. Treasury security with constant maturity with a remaining term equal to the expected term of the Company’s employee stock options. Expected volatility is based on the comparative industry entity data. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero for option valuation. The volatility

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

factor was determined based on four publicly-traded companies which are in the same market category as the Company. The peer companies were selected based on similarity of market capitalization, size and certain operating characteristics. The calculated volatility was established by taking the historical daily closing values prior to grant date, over a period equal to the expected term, for each of the peer companies.

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

During the years ended December 30, 2015, December 31, 2014 and December 25, 2013, the Company recognized share-based compensation expense of $0.5 million, $1.1 million and $822,000, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of operations.

As of December 30, 2015, there was total unrecognized compensation expense of $0.9 million related to unvested stock options which the Company expects to recognize over a weighted average period of 2.1 years.

Restricted Stock

In fiscal 2015, we granted three of our directors restricted stock grants for 2,636 shares each. In fiscal 2014, we granted two of our directors restricted stock grants for 3,333 shares each. Restricted stock grants were equivalent to $50,000 divided by the stock’s value on the date of grant, which in fiscal 2015 was deemed to be the preceding day’s closing price and in fiscal 2014 was deemed to be our public offering price. These grants vest based on continued service over three years. We base the amount of unearned compensation recorded on the market value of the shares on the date of issuance. In fiscal 2015 and 2014, the Company recognized share-based compensation expense of $98,000 and $32,000, respectively. This expense was included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 30, 2015, there was total unrecognized compensation expense of $250,000 related to unvested restricted shares, which the Company expects to recognize over a weighted-average period of 2.1 years.

Changes in restricted shares for the years ended December 30, 2015 and December 31, 2014, are as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 25, 2013	—	$—
Granted	6,666	34.56
Released	—	—
Forfeited, cancelled, or expired	—	—
Unvested shares at December 31, 2014	6,666	34.56
Granted	7,908	18.97
Released	(2,222)	34.56
Forfeited, cancelled, or expired	—	—
Unvested shares at December 30, 2015	12,352	$24.58

13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 30, 2015, December 31, 2014, and December 25, 2013. Diluted net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Below are our basic and diluted net income (loss) per share data for the periods indicated, which are in thousands except for per share data.

For the Years Ended	December 30, 2015	December 31, 2014	December 25, 2013
Numerator:
Net income (loss)	$24,054	$42,463	$(16,873)
Denominator:
Weighted-average shares outstanding—Basic	37,949,316	32,285,484	28,712,622
Weighted-average shares outstanding—Diluted	39,039,558	34,346,241	28,712,622
Net income (loss) per share—Basic	$0.63	$1.32	$(0.59)
Net income (loss) per share—Diluted	$0.62	$1.24	$(0.59)
Anti-dilutive securities not considered in diluted EPS calculation	214,411	5,865	1,709,748

For the year ended December 25, 2013, potentially dilutive securities, which consist of options to purchase 1,709,748 shares of common stock at prices ranging from $1.81 to $12.72 were not included in the computation of diluted net loss per share because such inclusion would be antidilutive.

Below is a reconciliation of basic and diluted share counts.

For the Years Ended	December 30, 2015	December 31, 2014	December 25, 2013
Weighted-average shares outstanding—Basic	37,949,316	32,285,484	28,712,622
Dilutive effect of stock options and restricted shares	1,090,242	2,060,757	—
Weighted-average shares outstanding—Diluted	39,039,558	34,346,241	28,712,622

14. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. We have executed a Memorandum of Understanding outlining an agreement in principle between the parties to settle the claims on a classwide basis. The parties are working to memorialize the settlement and secure the required court approval.

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016 on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). Defendants intend to vigorously defend against the claims asserted. In addition, on September 16, 2015, the Company and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties are cooperating fully with the SEC's request.

On or about November 5, 2015, a purported EPL shareholder filed a derivative complaint on behalf of the Company in the Court of Chancery of the State of Delaware against certain EPL officers and, directors and Trimaran Pollo Partners, L.L.C. The derivative complaint alleges that these defendants breached their fiduciary duties to EPL and were unjustly enriched when they sold shares of EPL at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The EPL shareholder’s requested remedies include an award of compensatory damages to EPL, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to EPL’s Bylaws or Certificate of Incorporation.

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $13.9 million.

At December 30, 2015, the Company’s total estimated commitment to purchase chicken was $4.2 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2022. As of December 30, 2015, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $1,360,000. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 30, 2015 was $1,240,000. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s consolidated financial statements related to these contingent liabilities.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. RELATED PARTY TRANSACTIONS

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

On November 18, 2005, the Company entered into a Monitoring and Management Services Agreement (the “Agreement”) with Trimaran Fund Management, L.L.C. (“Fund Management”), an affiliate of Trimaran and of certain directors, which provided for annual fees of $500,000 and reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of Freeman Spogli, Freeman Spogli & Co. V, L.P., as a party sharing in the fees payable under the Agreement. During the years ended December 31, 2014, and December 25, 2013, $343,000 and $624,000, respectively, were paid pursuant to this Agreement. These amounts were included in general and administrative expenses in the accompanying consolidated statements of operations. The Agreement terminated as of the Company’s IPO.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 30, 2015. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2015				2014
(Dollar amounts in thousands, except share data)	Dec.	Sept.	July	Apr.	Dec.		Sept.		June		Mar.
Selected Financial Data
Total revenue ($)	86,307	88,870	89,454	90,426	89,973		86,557		86,904		81,427
Income from Operations ($)	9,748	12,527	13,582	12,967	11,311		13,621		12,842		11,510
Provision (benefit) for income taxes	4,576	6,505	5,062	4,714	(2,606)		(61,389)	(3)	570		417
Net income (loss) ($)	5,367	4,666	7,230	6,791	4,575	(2)(4)	25,849	(2)(3)	6,569	(2)	5,470	(2)
Per Share Data (5) :
Net income (loss) per share
Basic	0.14	0.12	0.19	0.18	0.12		0.76		0.23		0.19
Diluted	0.14	0.12	0.18	0.17	0.12		0.70		0.21		0.18
Weighted average shares used in computing net income (loss) per share
Basic	38,284,435	38,275,317	37,812,767	37,424,745	37,149,379		34,221,829		28,715,485		28,712,622
Diluted	38,965,248	39,107,241	39,085,206	38,921,884	39,691,650		36,821,095		30,372,281		30,157,316
Selected Operating Data
Number of restaurants (at period end)
Company-operated	186	175	174	173	172		166		168		168
Franchised	247	245	244	243	243		239		233		233
System-wide	433	420	418	416	415		405		401		401
Average unit volume (AUV) (company-operated) (1)	1,826	1,928	1,952	1,963	1,839		1,893		1,927		1,813
Comparable restaurant sales growth (%)
Company-operated	1.0	0.0	(0.5)	3.5	6.4		6.4		5.0		5.4
Franchised	2.4	1.1	2.6	6.2	8.6		9.1		5.9		8.3
System-wide	1.8	0.6	1.3	5.1	7.6		7.9		5.4		7.2
Restaurant contribution margin (%)	21.5	21.2	21.6	23.3	22.3		20.7		22.6		22.1

(1)	AUVs consist of average annualized sales of all company-owned restaurants over the fiscal quarter.
(2)

Repayment of the 2013 Second Lien Term Loan with a portion of the proceeds of our IPO resulted in lower interest rates on our indebtedness, which has contributed to lower interest expense and higher net income in subsequent periods.

(3)	In the thirteen weeks ended September 24, 2014, we released our valuation allowance of approximately $65 million, and incurred a TRA charge of approximately $41 million.
(4)

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

(5)	Due to the use of weighted average shares outstanding for each quarter of computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. The design of any system of control is based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all future events, no matter how remote, or that the degree of compliance with the policies or procedures may not deteriorate. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2015 based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2015.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2015 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2015 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2015 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2015 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2015 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Stephen J. Sather
Stephen J. Sather
President and Chief Executive Officer
Date:	March 11, 2016

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

Name	Title	Date

/s/ Stephen J. Sather Stephen J. Sather	Director, President and Chief Executive Officer (principal executive officer)	March 11, 2016

/s/ Laurance Roberts Laurance Roberts	Chief Financial Officer (principal financial and accounting officer)	March 11, 2016

/s/ Michael G. Maselli Michael G. Maselli	Chairman and Director	March 11, 2016

/s/ Dean C. Kehler Dean C. Kehler	Director	March 11, 2016

/s/ John M. Roth John M. Roth	Director	March 11, 2016

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 11, 2016

/s/ Samuel N. Borgese Samuel N. Borgese	Director	March 11, 2016

/s/ Mark Buller Mark Buller	Director	March 11, 2016

EXHIBIT INDEX

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	06/25/14	3.1	09/05/14

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	06/25/14	3.2	09/05/14

10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	09/24/14	10.1	11/07/14

10.2	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	08/22/14

10.3	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	08/22/14

10.4	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.		S-1/A	N/A	10.14	07/14/14

10.5	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein		S-1	N/A	10.3	06/24/14

10.6	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.4	06/24/14

10.7	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.5	06/24/14

10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006		S-1	N/A	10.6	06/24/14

10.9	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007		S-1	N/A	10.7	06/24/14

10.10	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008		S-1	N/A	10.8	06/24/14

10.11	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011		S-1	N/A	10.9	06/24/14

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date

10.12	Form of Franchise Agreement		S-1	N/A	10.12	06/24/14

10.13	Form of Franchise Development Agreement		S-1	N/A	10.13	06/24/14

10.14*	Amended and Restated Employment Agreement between Stephen J. Sather and El Pollo Loco, Inc.		S-1	N/A	10.14	06/24/14

10.15*	Employment Agreement between Laurance Roberts and El Pollo Loco, Inc.		S-1	N/A	10.15	06/24/14

10.16*	Employment Agreement between Kay Bogeajis and El Pollo Loco, Inc.		S-1	N/A	10.16	06/24/14

10.17*	Employment Agreement between Edward Valle and El Pollo Loco, Inc.		S-1	N/A	10.17	06/24/14

10.18*	2012 Stock Option Plan		S-1	N/A	10.18	06/24/14

10.19*	2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.22	07/22/14

10.20*	Form of Option Award Agreement (Fair Market Value Options) under 2012 Stock Option Plan		S-1	N/A	10.19	06/24/14

10.21*	Form of Option Award Agreement (Premium Options) under 2012 Stock Option Plan		S-1	N/A	10.20	06/24/14

10.22*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.25	07/22/14

10.23*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.26	07/22/14

10.24*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers		S-1/A	N/A	10.27	07/22/14

10.25	Credit Agreement, dated as of December 11, 2014, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., and EPL Intermediate, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, the lenders party thereto, and the other parties thereto		8-K	N/A	10.1	12/16/14

21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	06/24/14

23.1	Consent of BDO USA, LLP	X

24.1	Power of Attorney (included on signature page hereto)	X

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	This exhibit is a management contract or a compensatory plan or arrangement.
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