Form 10-Q
period 2016-03-30
El Pollo Loco Holdings, Inc.
filed 2016-05-06
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2016

or

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

As of April 30, 2016, there were 38,304,593 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 30, 2016	December 30, 2015
Assets
Current assets:
Cash and cash equivalents	$8,864	$6,101
Restricted cash	125	125
Accounts and other receivables, net	6,687	6,186
Inventories	1,811	1,899
Prepaid expenses and other current assets	3,877	2,656
Deferred tax assets	17,955	21,656
Total current assets	39,319	38,623
Property and equipment owned, net	106,871	102,421
Property held under capital leases, net	82	89
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	605	638
Deferred tax assets	6,891	6,891
Other assets	1,723	1,804
Total assets	$466,053	$461,028
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$171	$177
Accounts payable	8,786	11,046
Accrued salaries and vacation	8,524	6,693
Accrued insurance	4,971	5,021
Accrued income taxes payable	107	67
Accrued interest	248	245
Accrued advertising	1,137	204
Other accrued expenses and current liabilities	17,543	16,126
Total current liabilities	41,487	39,579
Revolver loan	120,500	123,000
Obligations under capital leases, net of current portion	421	461
Deferred taxes, net of current portion	8,740	8,740
Other intangible liabilities, net	1,189	1,248
Other noncurrent liabilities	43,658	43,367
Total liabilities	215,995	216,395
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,296,787 and 38,284,435 shares issued and outstanding	383	383
Additional paid-in-capital	369,617	369,635
Accumulated deficit	(119,942)	(125,385)
Total stockholders' equity	250,058	244,633
Total liabilities and stockholder’s equity	$466,053	$461,028

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 30, 2016	April 1, 2015
Revenue
Company-operated restaurant revenue	$88,369	$84,733
Franchise revenue	5,985	5,693
Total revenue	94,354	90,426
Cost of operations
Food and paper cost	26,768	27,123
Labor and related expenses	24,507	21,582
Occupancy and other operating expenses	18,834	17,136
Company restaurant expenses	70,109	65,841
General and administrative expenses	9,237	7,485
Franchise expenses	924	855
Depreciation and amortization	3,758	3,146
Loss on disposal of assets	199	81
Expenses related to fire loss	48	—
Gain on recovery of insurance proceeds	(289)	—
Asset impairment and closed-store reserves	74	51
Total expenses	84,060	77,459
Income from operations	10,294	12,967
Interest expense-net of interest income	826	1,211
Income tax receivable agreement expense	264	251
Income before provision for income taxes	9,204	11,505
Provision for income taxes	3,761	4,714
Net income	$5,443	$6,791
Net income per share
Basic	$0.14	$0.18
Diluted	$0.14	$0.17
Weighted-average shares used in computing net income per share
Basic	38,284,435	37,424,745
Diluted	39,001,078	38,921,884

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 30, 2016	April 1, 2015
Cash flows from operating activities:
Net income	$5,443	$6,791
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,758	3,146
Stock-based compensation expense	11	297
Expenses related to fire loss	48	—
Gain on recovery of insurance proceeds	(289)	—
Income tax receivable agreement expense	264	251
Loss on disposal of assets	199	81
Proceeds from insurance	130	—
Impairment of property and equipment	35	7
Closed-store reserve	39	44
Amortization of deferred financing costs	76	76
Amortization of favorable and unfavorable leases, net	(26)	(53)
Excess income tax benefit related to share-based compensation plans	29	—
Deferred income taxes, net	3,701	4,715
Changes in operating assets and liabilities:
Accounts and other receivables, net	(612)	(272)
Inventories	88	192
Prepaid expenses and other current assets	(1,221)	1,018
Income taxes payable	11	—
Other assets	5	83
Accounts payable	(4,808)	(2,260)
Accrued salaries and vacation	1,831	(166)
Accrued insurance	(50)	164
Other accrued expenses and liabilities	2,341	199
Net cash flows provided by operating activities	11,003	14,313
Cash flows from investing activities:
Proceeds from insurance	270	—
Purchase of property and equipment	(5,935)	(2,379)
Net cash flows used in investing activities	(5,665)	(2,379)
Cash flows from financing activities:
Payments on revolver loan	(2,500)	(15,000)
Proceeds from issuance of common stock, net of expenses	—	206
Payment of obligations under capital leases	(46)	(52)
Excess income tax benefit related to share-based compensation plans	(29)	—
Net cash flows used in financing activities	(2,575)	(14,846)
Increase (Decrease) in cash and cash equivalents	2,763	(2,912)
Cash and cash equivalents, beginning of period	6,101	11,499
Cash and cash equivalents, end of period	$8,864	$8,587

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
Supplemental cash flow information	March 30, 2016	April 1, 2015
Cash paid during the period for interest	$781	$510
Cash paid during the period for income taxes, net	$50	$—
Unpaid purchases of property and equipment	$2,548	$1,770
Cashless stock option exercise	$—	$(34)

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” Our activities are conducted principally through our indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 30, 2016, we operated 188 and franchised 248 El Pollo Loco restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 30, 2015.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years a 53-week fiscal year occurs. Fiscal 2015 and 2016 are both 52-week years, ending on December 30, 2015, and December 28, 2016, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.

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

Liquidity

The Company’s principal liquidity requirements are to service our debt and to meet capital expenditure needs. At March 30, 2016, the Company’s total debt (including capital lease liabilities) was $121.1 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $8.9 million at March 30, 2016, and available borrowings under the 2014 Revolver (which availability was approximately $72.3 million at March 30, 2016) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Gain on recovery of insurance proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirteen weeks ended March 30, 2016, we incurred costs directly related to the fire of $48,000 and recognized a gain of $289,000 resulting from the receipt from the insurance company of $400,000 in cash.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  Early application is permitted.  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning December 28, 2017 and interim periods within that fiscal year. The impact of this expected adoption of ASU 2016-01 is being evaluated by the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASU 2014-09)”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

Subsequent Events

Subsequent to March 30, 2016, the Company and a franchisee each opened one new restaurant.

On May 4, 2016, the Company received $600,000 of insurance proceeds related to a restaurant damaged by fire in 2015.

The Company evaluated subsequent events that have occurred after March 30, 2016, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier for which amounts due at March 30, 2016 totaled 15% of the Company’s accounts payable. As of December 30, 2015, the Company had two different suppliers for which amounts totaled 12% and 11% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 33% for the thirteen weeks ended March 30, 2016, and 36% for the thirteen weeks ended April 1, 2015, of the Company’s purchases. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 76% and 78% of total revenue for the thirteen weeks ended March 30, 2016 and April 1, 2015.

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

Upon the sale of a restaurant, we decrement goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained.

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

The Company did not identify any indicators of potential impairment during the thirteen weeks ended March 30, 2016, and therefore did not perform any impairment review, nor did the Company record any impairment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 30, 2016, or at December 30, 2015, and did not recognize interest or penalties during the thirteen weeks ended March 30, 2016, or April 1, 2015, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	March 30, 2016	December 30, 2015
Land	$12,323	$12,323
Buildings and improvements	115,589	111,349
Other property and equipment	60,078	58,525
Construction in progress	6,003	4,717
	193,993	186,914
Less: accumulated depreciation and amortization	(87,122)	(84,493)
	$106,871	$102,421

Depreciation expense was $3.8 million and $3.1 million for the thirteen weeks ended March 30, 2016, and April 1, 2015, respectively. The gross value of assets under capital leases for buildings and improvements was $1,559,200 and $1,559,200 at March 30, 2016 and December 30, 2015, respectively. Accumulated depreciation for assets under capital leases was $1,478,000 and $1,470,000 as of March 30, 2016 and December 30, 2015, respectively. For the thirteen weeks ended March 30, 2016, capital expenditures totaled $8.5 million, including $1.5 million for restaurant remodeling and $5.5 million for new restaurant expenditures.

3. STOCK-BASED COMPENSATION

At March 30, 2016, options to purchase 1,992,401 shares of common stock were outstanding, including 1,715,243 vested and 277,158 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, upon a change in control, the board may accelerate vesting. At March 30, 2016, 1,665,505 premium options remained outstanding. For the thirteen weeks ended March 30, 2016, there were no exercises of stock options. For the thirteen weeks ended April 1, 2015, there were exercises of stock options for 19,720 shares.

At March 30, 2016, there were 12,352 unvested restricted shares outstanding. Restricted shares vest over time.

At March 30, 2016, we had total unrecognized compensation expense of $0.6 million, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 1.3 years.

Total stock-based compensation expense was $11,000 and $297,000 for the thirteen weeks ended March 30, 2016 and April 1, 2015, respectively.

4. CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At March 30, 2016, $7.2 million of letters of credit were outstanding and $72.3 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.02% to 2.19% for the thirteen weeks ended March 30, 2016.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at March 30, 2016. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

Maturities

There are no required principal payments prior to maturity for the 2014 Revolver. During the thirteen weeks ended March 30, 2016, the Company elected to pay down $2.5 million of outstanding borrowing on our 2014 Revolver, primarily from our cash flow from operations.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	March 30, 2016	December 30, 2015
Accrued sales and property taxes	$4,570	$3,480
Income tax receivable agreement payable	7,609	7,609
Gift card liability	1,498	1,810
Other	3,866	3,227
Total other accrued expenses and current liabilities	$17,543	$16,126

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	March 30, 2016	December 30, 2015
Deferred rent	$6,982	$6,611
Income tax receivable agreement payable	34,194	33,930
Other	2,482	2,826
Total other noncurrent liabilities	$43,658	$43,367

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $13.2 million as of March 30, 2016.

At March 30, 2016, the Company’s total estimated commitment to purchase chicken was $31.7 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2022. As of March 30, 2016, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $1,289,000. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 30, 2016 was $1,171,000. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.

Employment Agreements

The Company has employment agreements with three of the officers of the Company on an at will basis. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 30, 2016, and April 1, 2015. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended
	March 30, 2016	April 1, 2015
Numerator:
Net income	$5,443	$6,791
Denominator:
Weighted-average shares outstanding—basic	38,284,435	37,424,745
Weighted-average shares outstanding—diluted	39,001,078	38,921,884
Net income per share—basic	$0.14	$0.18
Net income per share—diluted	$0.14	$0.17
Anti-dilutive securities not considered in diluted EPS calculation	24,189	5,865

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended
	March 30, 2016	April 1, 2015
Weighted-average shares outstanding—basic	38,284,435	37,424,745
Dilutive effect of stock options and restricted shares	716,643	1,497,139
Weighted-average shares outstanding—diluted	39,001,078	38,921,884

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This discussion and analysis should be read in conjunction with Item 1 above and with the financial statements contained in our annual report on Form 10-K for the year ended December 30, 2015. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Outcomes may differ materially from our expectations. For more information, we direct you to the sections “Risk Factors” and “Forward-Looking Statements” in our annual report. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Ultimate Pollo Bowl, Baja Shrimp Tacos and Stuffed Chicken Avocado Quesadilla. Our salsas and dressings are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure.

As of March 30, 2016, we had 436 locations in five states. In fiscal 2015, we opened fourteen new company-operated and five new franchised restaurants across Arizona, California, Nevada, and Texas. For the quarter ended March 30, 2016, we opened three new company-operated restaurants, in Arizona and Texas, and one franchised restaurant in Texas and closed one company-operated restaurant in California. In 2016, we intend to open 17 to 20 new company-operated and 10 to 15 new franchised restaurants in Arizona, California, Nevada and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. We believe that we are well-positioned for future growth, with a developed corporate infrastructure capable of supporting a future restaurant base that is greater than our existing one. Additionally, we believe that we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale. These growth rates are not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the quarter ended March 30, 2016, comparable restaurant sales increased 0.7%. For company-operated restaurants, comparable restaurant sales, for the quarter, decreased by 0.6%. For company-operated restaurants, the quarter’s comparable restaurant sales consisted of a 0.8% decrease in traffic, offset by a 0.2% increase in average check size year over year. For franchised restaurants, comparable restaurant sales increased 1.8%.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 30, 2016, were as follows.

	Thirteen Weeks Ended	Fiscal Year Ended
	March 30, 2016	2015	2014	2013
Company-operated restaurant activity:
Beginning of period	186	172	168	169
Openings	3	14	11	2
Restaurant sale to franchisee	—	—	(6)	—
Closures	(1)	—	(1)	(3)
Restaurants at end of period	188	186	172	168
Franchised restaurant activity:
Beginning of period	247	243	233	229
Openings	1	5	5	5
Restaurant sale to franchisee	—	—	6	—
Closures	—	(1)	(1)	(1)
Restaurants at end of period	248	247	243	233
System-wide restaurant activity:
Beginning of period	433	415	401	398
Openings	4	19	16	7
Closures	(1)	(1)	(2)	(4)
Restaurants at end of period	436	433	415	401

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of March 30, 2016, together we had remodeled 108 company-operated and 173 franchised restaurants, or 281 system-wide, over 70% of our restaurant system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our condensed consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $270,000 per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

Gain on recovery of insurance proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirteen weeks ended March 30, 2016, we incurred costs directly related to the fire of $48,000 and recognized a gain of $289,000 resulting from the receipt from the insurance company of $400,000 in cash.

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

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 30, 2015, and Note 2, “Summary of Significant Accounting Policies,” to Item 8, “Financial Statements and Supplementary Data,” in our annual report. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 to Item 1 above.

There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  Early application is permitted.  We are currently evaluating the impact of this guidance on our Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for the Company's fiscal year beginning December 28, 2017 and interim periods within that fiscal year. The impact of this expected adoption of ASU 2016-01 is being evaluated by the Company.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (ASU 2014-09)”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

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

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December traffic and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company-operated restaurant revenue and comparable restaurant sales may fluctuate.

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 30, 2016 and April 1, 2015, there were 404 and 396 comparable restaurants, 167 and 159 company-operated and 237 and 237 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 30, 2016	April 1, 2015
Company-operated restaurant revenue	$88,369	$84,733
Company restaurant expenses	70,109	65,841
Restaurant contribution	$18,260	$18,892
Restaurant contribution margin (%)	20.7%	22.3%

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended
(Amounts in thousands)	March 30, 2016	April 1, 2015
Net income	$5,443	$6,791
Non-GAAP adjustments:
Provision (benefit) for income taxes	3,761	4,714
Interest expense, net	826	1,211
Depreciation and amortization	3,758	3,146
EBITDA	$13,788	$15,862
Stock-based compensation expense(a)	11	297
Loss on disposal of assets(b)(c)	199	81
Expenses related to fire loss(c)	48	—
Gain on recovery of insurance proceeds(c)	(289)	—
Asset impairment and close-store reserves(d)	74	51
Income tax receivable agreement expense(e)	264	251
Securities class action legal expense(f)	1,468	—
Pre-opening costs(g)	481	55
Adjusted EBITDA	$16,044	$16,597

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirteen weeks ended March 30, 2016, we incurred costs directly related to the fire of $48,000 and recognized a gain of $289,000 resulting from the receipt from the insurance company of $400,000 in cash.

(d)	Includes costs related to impairment of long-lived assets and closing restaurants.

(e)

On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 30, 2016, income tax receivable agreement expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

(f)	Consists of costs related to a securities class action lawsuit. See the Notes to the Condensed Consolidated Financial Statements, Note 7 Commitments and Contingencies, Legal Matters.
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

Comparison of Results of Operations for the Thirteen Weeks Ended March 30, 2016 and April 1, 2015

Our operating results for the thirteen weeks ended March 30, 2016, and April 1, 2015, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	March 30, 2016		April 1, 2015		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$88,369	93.7	$84,733	93.7	$3,636	4.3
Franchise revenue	5,985	6.3	5,693	6.3	292	5.1
Total revenue	94,354	100.0	90,426	100.0	3,928	4.3
Cost of operations
Food and paper costs(1)	26,768	30.3	27,123	32.0	(355)	(1.3)
Labor and related expenses(1)	24,507	27.7	21,582	25.5	2,925	13.6
Occupancy and other operating expenses(1)	18,834	21.3	17,136	20.2	1,698	9.9
Company restaurant expenses(1)	70,109	79.3	65,841	77.7	4,268	6.5
General and administrative expenses	9,237	9.8	7,485	8.3	1,752	23.4
Franchise expenses	924	1.0	855	0.9	69	8.1
Depreciation and amortization	3,758	4.0	3,146	3.5	612	19.5
Loss on disposal of assets	199	0.2	81	0.1	118	145.7
Expenses related to fire loss	48	0.1	—	—	48	—
Gain on recovery of insurance proceeds	(289)	(0.3)	—	—	(289)	—
Asset impairment and close-store reserves	74	0.1	51	0.1	23	45.1
Total expenses	84,060	89.1	77,459	85.7	6,601	8.5
Income from operations	10,294	10.9	12,967	14.3	(2,673)	(20.6)
Interest expense, net	826	0.9	1,211	1.3	(385)	(31.8)
Income tax receivable agreement expense	264	0.3	251	0.3	13	5.2
Income (loss) before provision (benefit) for income taxes	9,204	9.8	11,505	12.7	(2,301)	(20.0)
Provision (benefit) for income taxes	3,761	4.0	4,714	5.2	(953)	(20.2)
Net income	$5,443	5.8	$6,791	7.5	$(1,348)	(19.8)

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $3.6 million, or 4.3%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $4.2 million of additional non-comparable restaurant sales primarily from fourteen new restaurants opened in fiscal 2015 and three new restaurants opened during the thirteen weeks ended March 30, 2016. These increases were partially offset by one unit closed in fiscal 2016 and a decrease of $0.5 million resulting from a decline in company-operated comparable restaurant sales for the quarter of 0.6% compared to the prior year. This decline consisted of a decrease in traffic of 0.8%, offset by an increase in average check size of 0.2%.

Franchise Revenue

For the quarter, franchise revenue increased $0.3 million, or 5.1%, from the comparable period in the prior year. This increase was due to a $0.3 million increase in royalties from franchised comparable restaurant sales growth of 1.8% and five new franchised restaurants opened in fiscal 2015 and one new restaurant opened in the thirteen weeks ended March 30, 2016.

Food and Paper Costs

For the quarter, food and paper costs decreased $0.4 million, or 1.3%, from the comparable period in the prior year, due to a $0.3 million decrease in food costs and a $0.1 million decrease in paper costs. The decrease in food and paper costs was due primarily to lower commodity costs related to chicken.

For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 30.3%, from 32.0% in the comparable period of the prior year. The decrease for the quarter was due primarily to the lower commodity costs, noted above.

Labor and Related Expenses

For the quarter, payroll and benefit expenses increased $2.9 million, or 13.6%, from the comparable period in the prior year. This increase was due primarily to increased labor costs resulting from the opening of fourteen new restaurants in fiscal 2015 and three new restaurant during the thirteen weeks ended March 30, 2016, additional labor invested in our existing restaurants, and the impact of the California minimum wage increase to $10.00 per hour in January 2016. These increases were partially offset by lower worker’s compensation costs due to lower claims activity.

For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 27.7%, from 25.5% in the comparable period in the prior year. This increase was due primarily to the increase in the labor costs noted above and the impact of the incremental labor required during the start-up period for 11 new restaurants opened in the fourth quarter of 2015 and three new restaurants opened in the quarter ended March 30, 2016, partially offset by the lower worker’s compensation expense.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $1.7 million, or 9.9%, from the comparable period of the prior year. This increase for the quarter was due primarily to a $0.7 million increase in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in fiscal 2015 and the thirteen weeks ended March 30, 2016 and a $0.8 million increase in other operating expenses, resulting primarily from increases in credit card fees, due primarily to higher credit card receipts and higher other operating expenses, also related to the new restaurants opened in 2015 and the first quarter of 2016.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.3%, from 20.2% in the comparable period of the prior year. This increase resulted primarily from (i) rent expense on new restaurant leases and the renewal of leases on our existing restaurants and the accounting treatment to straight line the rental increases over the lease term, (ii) the temporary closure of one unit due to a fire and (iii) incremental costs related to opening the new restaurants in the fourth quarter of 2015 and the first quarter of 2016.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $1.8 million, or 23.4%, from the comparable period in the prior year. The increase for the quarter was due primarily to (i) $1.5 million of legal expense related to the securities class action litigation, (ii) a $0.4 million increase in restaurant pre-opening costs and (iii) a $0.3 million increase in travel and other professional fees.  These cost increases were partially offset by $0.4 million in capitalization of internal costs related to site selection and construction activities.

For the quarter, general and administrative expenses as a percentage of total revenue were 9.8%, from 8.3% in the comparable period of the prior year. This increase was due primarily to the legal expense related to the securities class action litigation, noted above.

Interest Expense, Net

For the quarter, interest expense, net, decreased $0.4 million from the comparable period of the prior year. This decrease was due primarily to pre-payments on the 2014 Revolver reducing our outstanding balance to $120.5 million as of March 30, 2016 compared to an outstanding balance of $150.0 million as of April 1, 2015.

Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter, we recorded income tax receivable agreement expense of $0.3 million, for the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed.

Provision for Income Taxes

For the quarter ended March 30, 2016, we recorded an income tax provision of $3.8 million, reflecting an estimated effective tax rate of 40.9%. For the quarter ended April 1, 2015, we recorded an income tax provision of $4.7 million, reflecting an estimated effective tax rate of 41.0%.

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

The following table presents summary cash flow information for the periods indicated.

	Thirteen Weeks Ended
(Amounts in thousands)	March 30, 2016	April 1, 2015
Net cash provided (used) by
Operating activities	$11,003	$14,313
Investing activities	(5,665)	(2,379)
Financing activities	(2,575)	(14,846)
Net increase (decrease) in cash	$2,763	$(2,912)

Operating Activities

For the thirteen weeks ended March 30, 2016, net cash provided by operating activities decreased by $3.3 million from the comparable period of the prior year. This was due primarily to legal payments related to the securities class action litigation and the cash payment of certain annual insurance premiums in 2016 versus financing these insurance costs in 2015. These increases were partially offset by lower interest payments, resulting primarily from lower debt balances.

Investing Activities

For the thirteen weeks ended March 30, 2016, net cash used by investing activities increased by $3.3 million from the comparable period of the prior year. This was due primarily to opening three new company restaurants in the thirteen weeks ended March 30, 2016 compared to one new restaurant opened in the thirteen weeks ended April 1, 2015.

For the year ending December 28, 2016, we expect to incur capital expenditures of $34 million to $38 million, consisting of $23 to $28 million related to new restaurants, $4 million related to the remodeling of existing restaurants, and $6 million related to maintenance and other corporate capital expenditures.

Financing Activities

For the thirteen weeks ended March 30, 2016, net cash used by financing activities decreased by $12.3 million from the comparable period of the prior year. This was due primarily to the pre-payment of $2.5 million on the 2014 Revolver during the thirteen weeks ended March 30, 2016 compared to a pre-payment of $15.0 million for the thirteen weeks ended April 1, 2015.

Debt and Other Obligations

New Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At March 30, 2016, $7.2 million of letters of credit were outstanding and $72.3 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.02% to 2.19% for the thirteen weeks ended March 30, 2016.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at March 30, 2016.

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

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap was for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, which terminated on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2016. As of March 30, 2016 and December 30, 2015, the amounts included in other assets in our condensed consolidated balance sheets, related to these interest rate caps, were not material to our financial position or results of operations.

Contractual Obligations

The Company entered into new chicken purchasing contracts in the first quarter of 2016 with twelve-month terms resulting in an estimated commitment to purchase chicken of $31.7 million at March 30, 2016.

With the exception noted above, our contractual commitments outstanding on March 30, 2016, have not changed materially since our annual report on Form 10-K for the year ended December 30, 2015. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage.

Off-Balance Sheet and Other Arrangements

As of March 30, 2016, we were using $7.2 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of March 30, 2016, we had outstanding borrowings of $121.1 million and another $7.2 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.2 million on an annualized basis.

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

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs. In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future.

For more information about labor costs, see Part II, Item 1A, “Risk Factors—If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.”

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In periods when the prices of commodities drop, we may pay higher prices under our purchasing commitments. In rapidly fluctuating commodities markets, it may prove difficult for us to adjust our menu prices in accordance with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods, and designed to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our disclosure controls and procedures are based on assumptions about the likelihood of future events, and even effective disclosure controls and procedures can only provide reasonable assurance of achieving their objectives. Because of their inherent limitations, we cannot guarantee that our disclosure controls and procedures will succeed in achieving their stated objectives in all cases, that they will be complied with in all cases, or that they will prevent or detect all misstatements.

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 30, 2015, except for the risk factor that follows, which is revised and restated in its entirety.

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

Since January 1, 2016, the State of California (where most of our restaurants are located) has had a minimum wage of $10.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour, and from July 1, 2014, to December 31, 2015, it had been $9.00 per hour. It is scheduled to rise to (i) $10.50 per hour on January 1, 2017, (ii) $11.00 per hour on January 1, 2018, (iii) $12.00 per hour on January 1, 2019, (iv) $13.00 per hour on January 1, 2020, (v) $14.00 per hour on January 1, 2021, and (vi) $15.00 per hour on January 1, 2022, subject, in each case (except for the increase to $10.50 per hour), to the governor’s ability to pause any scheduled increase (“off-ramp” provisions) for one year if either economy or budget conditions are met. Initial determinations are to be made by the governor by August 1 of each year prior to a January increase. The governor makes the final determination by September 1. Thereafter, the state minimum wage is to be indexed annually for inflation.

Local minimum wages may exceed or ramp up faster than state levels. In particular, the minimum wage in the City of Los Angeles and the unincorporated areas of the County of Los Angeles is scheduled to rise to $15.00 by July 1, 2020:

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

Other municipalities in the County of Los Angeles and elsewhere have followed and may continue to follow. For example:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description

10.26*	Employment Agreement between John Dawson and El Pollo Loco

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
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

El Pollo Loco Holdings, Inc.
(Registrant)

May 6, 2016	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

May 6, 2016	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer