Form 10-Q
period 2016-06-29
El Pollo Loco Holdings, Inc.
filed 2016-08-05
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2016

or

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

As of July 25, 2016, there were 38,419,933 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 29, 2016	December 30, 2015
Assets
Current assets:
Cash and cash equivalents	$9,496	$6,101
Restricted cash	125	125
Accounts and other receivables, net	6,682	6,186
Inventories	1,751	1,899
Prepaid expenses and other current assets	5,357	2,656
Deferred tax assets	12,940	21,656
Total current assets	36,351	38,623
Property and equipment owned, net	110,970	102,421
Property held under capital leases, net	76	89
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	535	638
Deferred tax assets	6,891	6,891
Other assets	1,633	1,804
Total assets	$467,018	$461,028
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$172	$177
Accounts payable	9,050	11,046
Accrued salaries and vacation	7,048	6,693
Accrued insurance	4,973	5,021
Accrued income taxes payable	28	67
Accrued interest	230	245
Accrued advertising	—	204
Other accrued expenses and current liabilities	13,098	16,126
Total current liabilities	34,599	39,579
Revolver loan	116,500	123,000
Obligations under capital leases, net of current portion	378	461
Deferred taxes, net of current portion	8,740	8,740
Other intangible liabilities, net	1,125	1,248
Other noncurrent liabilities	47,375	43,367
Total liabilities	208,717	216,395
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,419,933 and 38,284,435 shares issued and outstanding	384	383
Additional paid-in-capital	370,592	369,635
Accumulated deficit	(112,675)	(125,385)
Total stockholders' equity	258,301	244,633
Total liabilities and stockholder’s equity	$467,018	$461,028

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
Revenue
Company-operated restaurant revenue	$90,877	$83,575	$179,246	$168,308
Franchise revenue	6,597	5,879	12,582	11,572
Total revenue	97,474	89,454	191,828	179,880
Cost of operations
Food and paper cost	27,032	27,055	53,800	54,178
Labor and related expenses	24,361	21,089	48,868	42,671
Occupancy and other operating expenses	19,496	17,388	38,330	34,524
Company restaurant expenses	70,889	65,532	140,998	131,373
General and administrative expenses	8,287	6,405	17,524	13,890
Franchise expenses	1,239	840	2,163	1,695
Depreciation and amortization	3,964	3,200	7,722	6,346
Loss on disposal of assets	267	85	466	166
Expenses related to fire loss	—	—	48	—
Gain on recovery of insurance proceeds	(600)	—	(889)	—
Asset impairment and closed-store reserves	60	(190)	134	(139)
Total expenses	84,106	75,872	168,166	153,331
Gain on disposition of restaurants	33	—	33	—
Income from operations	13,401	13,582	23,695	26,549
Interest expense-net of interest income	830	1,014	1,656	2,225
Expenses related to selling shareholders	—	50	—	50
Income tax receivable agreement (income) expense	(35)	226	229	477
Income before provision for income taxes	12,606	12,292	21,810	23,797
Provision for income taxes	5,339	5,062	9,100	9,776
Net income	$7,267	$7,230	$12,710	$14,021
Net income per share
Basic	$0.19	$0.19	$0.33	$0.37
Diluted	$0.19	$0.18	$0.33	$0.36
Weighted-average shares used in computing net income per share
Basic	38,294,575	37,812,767	38,289,505	37,618,756
Diluted	38,962,802	39,085,206	38,981,610	39,002,974

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 29, 2016	July 1, 2015
Cash flows from operating activities:
Net income	$12,710	$14,021
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	7,722	6,346
Stock-based compensation expense	139	443
Gain on recovery of insurance proceeds	(889)	—
Income tax receivable agreement expense	229	477
Gain on sale of restaurant	(33)	—
Loss on disposal of assets	466	166
Fire insurance proceeds for expenses paid	8	—
Impairment of property and equipment	56	13
Closed-store reserve	78	(152)
Amortization of deferred financing costs	152	152
Amortization of favorable and unfavorable leases, net	(20)	(93)
Excess income tax benefit related to share-based compensation plans	(253)	—
Deferred income taxes, net	8,716	9,775
Changes in operating assets and liabilities:
Accounts and other receivables, net	(607)	24
Inventories	140	225
Prepaid expenses and other current assets	(2,701)	312
Income taxes payable	214	(30)
Other assets	19	84
Accounts payable	(5,889)	257
Accrued salaries and vacation	355	(1,814)
Accrued insurance	(48)	757
Other accrued expenses and liabilities	454	(1,146)
Net cash flows provided by operating activities	21,018	29,817
Cash flows from investing activities:
Proceeds from sale of restaurant	1,465	—
Proceeds from asset disposition	992	—
Purchase of property and equipment	(14,311)	(8,869)
Net cash flows used in investing activities	(11,854)	(8,869)
Cash flows from financing activities:
Payments on revolver loan	(6,500)	(30,000)
Proceeds from issuance of common stock, net of expenses	566	4,069
Payment of obligations under capital leases	(88)	(102)
Excess income tax benefit related to share-based compensation plans	253	—
Net cash flows used in financing activities	(5,769)	(26,033)
Increase (Decrease) in cash and cash equivalents	3,395	(5,085)
Cash and cash equivalents, beginning of period	6,101	11,499
Cash and cash equivalents, end of period	$9,496	$6,414

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
Supplemental cash flow information	June 29, 2016	July 1, 2015
Cash paid during the period for interest	$1,567	$1,923
Cash paid during the period for income taxes, net	$170	$30
Unpaid purchases of property and equipment	$3,881	$1,371
Cashless stock option exercise	$—	$(34)

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” Our activities are conducted principally through our indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 29, 2016, we operated 188 and franchised 251 El Pollo Loco restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 30, 2015.

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

Liquidity

The Company’s principal liquidity requirements are to service our debt and to meet capital expenditure needs. At June 29, 2016, the Company’s total debt (including capital lease liabilities) was $117.1 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $9.5 million at June 29, 2016, and available borrowings under the 2014 Revolver (which availability was approximately $76.3 million at June 29, 2016) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Gain on recovery of insurance proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the twenty-six weeks ended June 29, 2016, we incurred costs directly related to the fire of $48,000, disposed of an additional $87,000 of assets and recognized a gain of $889,000 resulting from the receipt from the insurance company of $1,000,000 in cash. In 2015, the Company disposed of $111,000 of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

Recent Accounting Pronouncements

In May 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. This ASU is intended to clarify two aspects of Topic 606: first, assessing the collectability criterion, options for the presentation of sales and similar taxes, noncash consideration, transition contract modifications, transition contract completion and secondly, technical corrections. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2017).  Early application is permitted.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Upon adoption, the Company will use the guidance in ASU 2014-15 to assess going concern.

Subsequent Events

Subsequent to June 29, 2016, the Company opened one new restaurant and made a $3.0 million pre-payment on the 2014 Revolver.

The Company evaluated subsequent events that have occurred after June 29, 2016, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had no suppliers for which amounts due at June 29, 2016 totaled greater than 10% of the Company’s accounts payable. As of December 30, 2015, the Company had two different suppliers for which amounts totaled 12% and 11% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 34% for the thirteen weeks ended June 29, 2016, and 37% for the thirteen weeks ended July 1, 2015, of the Company’s purchases. Purchases from the Company’s largest supplier totaled 34% for the twenty-six weeks ended June 29, 2016, and 37% for the twenty-six weeks ended July 1, 2015, of the Company’s purchases. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 75% and 79% of total revenue for both the thirteen and twenty-six weeks ended June 29, 2016 and July 1, 2015, respectively.

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

Upon the sale of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained.

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

The Company did not identify any indicators of potential impairment during the thirteen and twenty-six weeks ended June 29, 2016, and therefore did not perform any impairment review, nor did the Company record any impairment.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 29, 2016, or at December 30, 2015, and did not recognize interest or penalties during the thirteen or twenty-six weeks ended June 29, 2016, or July 1, 2015, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	June 29, 2016	December 30, 2015
Land	$12,323	$12,323
Buildings and improvements	116,172	111,349
Other property and equipment	62,152	58,525
Construction in progress	10,627	4,717
	201,274	186,914
Less: accumulated depreciation and amortization	(90,304)	(84,493)
	$110,970	$102,421

Depreciation expense was $4.0 million and $3.2 million for the thirteen weeks ended June 29, 2016, and July 1, 2015, respectively, and $7.7 million and $6.3 million for the twenty-six weeks ended June 29, 2016 and July 1, 2015, respectively. The gross value of assets under capital leases for buildings and improvements was $1.6 million at June 29, 2016 and December 30, 2015. Accumulated depreciation for assets under capital leases was $1.5 million as of June 29, 2016 and December 30, 2015. For the thirteen weeks ended June 29, 2016, capital expenditures totaled $8.4 million, including $0.1million for restaurant remodeling and $6.3 million for new restaurant expenditures. For the twenty-six weeks ended June 29, 2016, capital expenditures totaled $14.3 million, including $1.6 million for restaurant remodeling and $9.2 million for new restaurant expenditures. Capital expenditures for the quarter and year-to-date periods exclude unpaid purchases of property and equipment.

3. STOCK-BASED COMPENSATION

At June 29, 2016, options to purchase 2,196,859 shares of common stock were outstanding, including 1,626,399 vested and 570,460 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, upon a change in control, the board may accelerate vesting. At June 29, 2016, 1,611,718 premium options remained outstanding. For the thirteen and twenty-six weeks ended June 29, 2016, there were exercises of stock options for 115,340 shares. For the thirteen and twenty-six weeks ended July 1, 2015, there were exercises of stock options for 825,187 and 844,907 shares, respectively. For the thirteen and twenty-six weeks ended June 29, 2016, 319,798 options were granted at the fair market value on the date of grant. No options were granted in the thirteen and twenty-six weeks ended July 1, 2015.

At June 29, 2016, there were 20,158 unvested restricted shares outstanding. Restricted shares vest over time.

At June 29, 2016, we had total unrecognized compensation expense of $1.7 million, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 3.2 years.

Total stock-based compensation expense was $128,000 and $139,000 for the thirteen and twenty-six weeks ended June 29, 2016 and $146,000 and $443,000 for the thirteen and twenty-six weeks ended July 1, 2015, respectively.

4. CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At June 29, 2016, $7.2 million of letters of credit were outstanding and $76.3 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.19% to 2.20% and 2.02% to 2.20% for the thirteen and twenty-six weeks ended June 29, 2016, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at June 29, 2016. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

Maturities

There are no required principal payments prior to maturity for the 2014 Revolver. During the twenty-six weeks ended June 29, 2016, the Company elected to pay down $6.5 million of outstanding borrowing on our 2014 Revolver, primarily from our cash flow from operations.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 29, 2016	December 30, 2015
Accrued sales and property taxes	$3,364	$3,480
Income tax receivable agreement payable	4,197	7,609
Gift card liability	1,525	1,810
Other	4,012	3,227
Total other accrued expenses and current liabilities	$13,098	$16,126

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	June 29, 2016	December 30, 2015
Deferred rent	$7,186	$6,611
Income tax receivable agreement payable	37,571	33,930
Other	2,618	2,826
Total other noncurrent liabilities	$47,375	$43,367

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties have executed a Stipulation of Class Settlement and Release which will be submitted for court approval. Purported class actions alleging wage and hour violations are commonly filed against California employers, and we fully expect to have to defend against similar lawsuits in the future.

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). On July 25, 2016, the Court issued an order granting, without prejudice, Holdings’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint on or before August 22, 2016. Defendants intend to vigorously defend against the claims asserted.

In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C. The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above.

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $11.5 million as of June 29, 2016.

At June 29, 2016, the Company’s total estimated commitment to purchase chicken was $21.6 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of Company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of June 29, 2016, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.4 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 29, 2016 was $2.9 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.

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

8. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 29, 2016, and July 1, 2015. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
Numerator:
Net income	$7,267	$7,230	$12,710	$14,021
Denominator:
Weighted-average shares outstanding—basic	38,294,575	37,812,767	38,289,505	37,618,756
Weighted-average shares outstanding—diluted	38,962,802	39,085,206	38,981,610	39,002,974
Net income per share—basic	$0.19	$0.19	$0.33	$0.37
Net income per share—diluted	$0.19	$0.18	$0.33	$0.36
Anti-dilutive securities not considered in diluted EPS calculation	473,836	—	473,836	—

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
Weighted-average shares outstanding—basic	38,294,575	37,812,767	38,289,505	37,618,756
Dilutive effect of stock options and restricted shares	668,227	1,272,439	692,105	1,384,218
Weighted-average shares outstanding—diluted	38,962,802	39,085,206	38,981,610	39,002,974

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.6% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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

As of June 29, 2016, we had 439 locations in five states. In fiscal 2015, we opened fourteen new company-operated and five new franchised restaurants across Arizona, California, Nevada, and Texas. For the quarter ended June 29, 2016, we opened two new company-operated restaurants, in Arizona and Nevada, and three franchised restaurants in California, Utah and Texas and closed one company-operated and one franchised restaurant in California. In 2016, we intend to open 17 to 20 new company-operated and 10 to 15 new franchised restaurants in Arizona, California, Nevada, Utah and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. We believe that we are well-positioned for future growth, with a developed corporate infrastructure capable of supporting a future restaurant base that is greater than our existing one. Additionally, we believe that we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale. These growth rates are not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the quarter ended June 29, 2016, comparable restaurant sales increased 2.4%. For company-operated restaurants, comparable restaurant sales, for the quarter, increased by 2.0%. For company-operated restaurants, the quarter’s comparable restaurant sales consisted of a 2.7% increase in traffic, offset by a 0.7% decrease in average check size year over year. For franchised restaurants, comparable restaurant sales increased 2.7%.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 29, 2016, were as follows.

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 29, 2016	2015	2014	2013
Company-operated restaurant activity:
Beginning of period	186	172	168	169
Openings	5	14	11	2
Restaurant sale to franchisee	(1)	—	(6)	—
Closures	(2)	—	(1)	(3)
Restaurants at end of period	188	186	172	168
Franchised restaurant activity:
Beginning of period	247	243	233	229
Openings	4	5	5	5
Restaurant sale to franchisee	1	—	6	—
Closures	(1)	(1)	(1)	(1)
Restaurants at end of period	251	247	243	233
System-wide restaurant activity:
Beginning of period	433	415	401	398
Openings	9	19	16	7
Closures	(3)	(1)	(2)	(4)
Restaurants at end of period	439	433	415	401

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of June 29, 2016, together we had remodeled 106 company-operated and 178 franchised restaurants, or 284 system-wide, over 70% of our restaurant system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our condensed consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $270,000 per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

Gain on recovery of insurance proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the twenty-six weeks ended June 29, 2016, we incurred costs directly related to the fire of $48,000, disposed of an additional $87,000 of assets and recognized a gain of $889,000 resulting from the receipt from the insurance company of $1,000,000 in cash. In 2015, the Company disposed of $111,000 of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

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

Recent Accounting Pronouncements

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients. This ASU is intended to clarify two aspects of Topic 606: first, assessing the collectability criterion, options for the presentation of sales and similar taxes, noncash consideration, transition contract modifications, transition contract completion and secondly, technical corrections. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing. This ASU is intended to clarify two aspects of Topic 606: identifying performance obligations and licensing implementation guidance. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016. The Company is currently assessing the impact of this ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein (our fiscal year 2018).  Early application is permitted.  We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact of the pending adoption of the new standard on our consolidated financial statements.

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

Asset Impairment and Closed-Store Reserves

We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate a carrying value of the assets that may not be recoverable, and record an impairment charge when appropriate. Closure costs include non-cash restaurant charges such as up-front expensing the net present value of unpaid rent remaining on the life of a lease offset by assumed sublease income.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 29, 2016 and July 1, 2015, there were 408 and 396 comparable restaurants, 170 and 159 company-operated and 238 and 237 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
Company-operated restaurant revenue	$90,877	$83,575	$179,246	$168,308
Company restaurant expenses	70,889	65,532	140,998	131,373
Restaurant contribution	$19,988	$18,043	$38,248	$36,935
Restaurant contribution margin (%)	22.0%	21.6%	21.3%	21.9%

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 29, 2016	July 1, 2015	June 29, 2016	July 1, 2015
Net income	$7,267	$7,230	$12,710	$14,021
Non-GAAP adjustments:
Provision for income taxes	5,339	5,062	9,100	9,776
Interest expense, net	830	1,014	1,656	2,225
Depreciation and amortization	3,964	3,200	7,722	6,346
EBITDA	$17,400	$16,506	$31,188	$32,368
Stock-based compensation expense(a)	128	146	139	443
Loss on disposal of assets(b)(c)	267	85	466	166
Expenses related to fire loss(c)	—	—	48	—
Gain on recovery of insurance proceeds(c)	(600)	—	(889)	—
Asset impairment and close-store reserves(d)	60	(190)	134	(139)
Gain on disposition of restaurants(e)	(33)	—	(33)	—
Expenses related to selling shareholders(f)	—	50	—	50
Income tax receivable agreement (income) expense(g)	(35)	226	229	477
Securities class action legal expense(h)	340	—	1,808	—
Pre-opening costs(i)	376	164	857	219
Adjusted EBITDA	$17,903	$16,987	$33,947	$33,584

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the twenty-six weeks ended June 29, 2016, we incurred costs directly related to the fire of $48,000 and recognized a gain of $889,000 resulting from the receipt from the insurance company of $1,000,000 in cash.

(d)	Includes costs related to impairment of long-lived assets and closing restaurants.
(e)

On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of $33,000, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statement of operations. This restaurant is now included in our franchised restaurant totals.

(f)

Includes costs related to the sale, in the second quarter of 2015, of 5.4 million shares of common stock in a block trade to various investors, by our largest shareholder, which was at that time our majority shareholder, pursuant to Rule 144 under the Securities Act. This shareholder owns stock in us not registered under the Securities Act. Under our stockholders agreement, this shareholder may require us to register stock in us that it owns, under the Securities Act. In that event, we are responsible for all registration expenses. In lieu of the shareholder’s exercise of its registration rights, we agreed to bear the expenses incident to the shareholder’s sale of these shares using Rule 144.

(g)

On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 29, 2016, income tax receivable agreement expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

(h)	Consists of costs related to a securities class action lawsuit. See the Notes to the Condensed Consolidated Financial Statements, Note 7 Commitments and Contingencies, Legal Matters.
(i)

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

Comparison of Results of Operations for the Thirteen Weeks Ended June 29, 2016 and July 1, 2015

Our operating results for the thirteen weeks ended June 29, 2016, and July 1, 2015, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	June 29, 2016		July 1, 2015		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$90,877	93.2	$83,575	93.4	$7,302	8.7
Franchise revenue	6,597	6.8	5,879	6.6	718	12.2
Total revenue	97,474	100.0	89,454	100.0	8,020	9.0
Cost of operations
Food and paper costs(1)	27,032	29.7	27,055	32.4	(23)	(0.1)
Labor and related expenses(1)	24,361	26.8	21,089	25.2	3,272	15.5
Occupancy and other operating expenses(1)	19,496	21.5	17,388	20.8	2,108	12.1
Company restaurant expenses(1)	70,889	78.0	65,532	78.4	5,357	8.2
General and administrative expenses	8,287	8.5	6,405	7.2	1,882	29.4
Franchise expenses	1,239	1.3	840	0.9	399	47.5
Depreciation and amortization	3,964	4.1	3,200	3.6	764	23.9
Loss on disposal of assets	267	0.3	85	0.1	182	214.1
Expenses related to fire loss	—	—	—	—	—	—
Gain on recovery of insurance proceeds	(600)	(0.6)	—	—	(600)	—
Asset impairment and close-store reserves	60	0.1	(190)	(0.2)	250	(131.6)
Total expenses	84,106	86.3	75,872	84.8	8,234	10.9
Gain on disposition of restaurants	33	—	—	—	33	—
Income from operations	13,401	13.7	13,582	15.2	(181)	(1.3)
Interest expense, net	830	0.9	1,014	1.1	(184)	(18.1)
Expenses related to selling shareholders	—	—	50	0.1	(50)	(100)
Income tax receivable agreement (income) expense	(35)	—	226	0.3	(261)	(115.5)
Income before provision for income taxes	12,606	12.9	12,292	13.7	314	2.6
Provision for income taxes	5,339	5.5	5,062	5.7	277	5.5
Net income	$7,267	7.5	$7,230	8.1	$37	0.5

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended June 29, 2016, and July 1, 2015, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Twenty-Six Weeks Ended
	June 29, 2016		July 1, 2015		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$179,246	93.4	$168,308	93.6	$10,938	6.5
Franchise revenue	12,582	6.6	11,572	6.4	1,010	8.7
Total revenue	191,828	100.0	179,880	100.0	11,948	6.6
Cost of operations
Food and paper costs(1)	53,800	30.0	54,178	32.2	(378)	(0.7)
Labor and related expenses(1)	48,868	27.3	42,671	25.4	6,197	14.5
Occupancy and other operating expenses(1)	38,330	21.4	34,524	20.5	3,806	11.0
Company restaurant expenses(1)	140,998	78.7	131,373	78.1	9,625	7.3
General and administrative expenses	17,524	9.1	13,890	7.7	3,634	26.2
Franchise expenses	2,163	1.1	1,695	0.9	468	27.6
Depreciation and amortization	7,722	4.0	6,346	3.5	1,376	21.7
Loss on disposal of assets	466	0.2	166	0.1	300	180.7
Expenses related to fire loss	48	0.0	—	—	48	100.0
Gain on recovery of insurance proceeds	(889)	(0.5)	—	—	(889)	100.0
Asset impairment and close-store reserves	134	0.1	(139)	(0.1)	273	(196.4)
Total expenses	168,166	87.7	153,331	85.2	14,835	9.7
Gain on sale of restaurants	33	—	—	—	33	100.0
Income from operations	23,695	12.4	26,549	14.8	(2,854)	(10.7)
Interest expense, net	1,656	0.9	2,225	1.2	(569)	(25.6)
Expenses related to selling shareholders	—	0.0	50	—	(50)	100.0
Income tax receivable agreement expense	229	0.1	477	0.3	(248)	(52.0)
Income before provision for income taxes	21,810	11.4	23,797	13.2	(1,987)	(8.3)
Provision for income taxes	9,100	4.7	9,776	5.4	(676)	(6.9)
Net income	$12,710	6.6	$14,021	7.8	$(1,311)	(9.4)

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $7.3 million, or 8.7%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $6.6 million of additional non-comparable restaurant sales primarily from thirteen new restaurants opened after the thirteen weeks ended April 1, 2015, and five new restaurants opened during the twenty-six weeks ended June 29, 2016 and a $1.6 million increase resulting from a 2.0% increase in company-operated comparable restaurant sales. These increases were partially offset by two units closed and one unit sold to a franchisee in fiscal 2016. The company-operated comparable restaurant sales increase consisted of an increase in traffic of 2.7%, offset by a decrease in average check size of 0.7%.

Year-to-date, company-operated restaurant revenue increased $10.9 million, or 6.5%, from the comparable period in the prior year. The growth in company-operated comparable restaurant sales was due to $11.1 million of additional non-comparable restaurant sales primarily from fourteen new restaurants opened in fiscal 2015 and five new restaurants opened during the twenty-six weeks ended June 29, 2016. Company-operated comparable restaurant sales grew $1.1 million, or 0.7%. These increases were partially offset by two units closed and one unit sold to a franchisee in fiscal 2016. The growth in company-operated comparable restaurant sales was due to an increase in traffic of 0.9%, partially offset by a decrease in average check size of 0.2% year-over-year.

Franchise Revenue

For the quarter, franchise revenue increased $0.7 million, or 12.2%, from the comparable period in the prior year. This increase was due to a $0.3 million increase in royalties from franchised comparable restaurant sales growth of 2.7% and five new franchised restaurants opened in fiscal 2015 and four new restaurants opened in the twenty-six weeks ended June 29, 2016, and a $0.4 million increase in  franchise revenue related to our point-of-sales system.

Year-to-date, franchise revenue increased $1.0 million, or 8.7%, from the comparable period in the prior year. This increase was due to a $0.7 million increase in royalties from franchised comparable restaurant sales growth of 2.2% and the new franchise-operated restaurants opened in fiscal 2015 and 2016 and an increase in revenue related to our point-of-sales system.

Food and Paper Costs

For the quarter, food and paper costs were flat to the comparable period in the prior year, due to a $0.2 million decrease in food costs offset by a $0.2 million increase in paper costs. Year-to-date, food and paper costs decreased $0.4 million, or 0.7%, from the comparable period in the prior year, due to a $0.5 million decrease in food costs and a $0.1 million increase in paper costs. The decrease in food costs, for the quarter and year-to-date periods, resulted primarily from lower commodity costs related to chicken, partially offset by higher restaurant revenue.

For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 29.7%, from 32.4% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 30.0%, from 32.2% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to the lower commodity costs, noted above, and favorability in our promotional calendar.

Labor and Related Expenses

For the quarter, payroll and benefit expenses increased $3.3 million, or 15.5%, from the comparable period in the prior year. Year-to-date, payroll and benefit expenses increased $6.2 million, or 14.5%, from the comparable period in the prior year. The quarter and year-to-date increases were due primarily to increased labor costs resulting from the opening of the new restaurants in fiscal 2015 and five new restaurants during the twenty-six weeks ended June 29, 2016, and the impact of the California minimum wage increase to $10.00 per hour in January 2016. These increases were partially offset by lower worker’s compensation costs due to lower claims activity.

For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 26.8%, from 25.2% in the comparable period in the prior year. Year-to-date, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 27.3%, from 25.4% in the comparable period in the prior year. The percentage increases, for the quarter and year-to-date periods, were due primarily to the increase in the labor costs noted above and the impact of the incremental labor required for 11 new restaurants opened in the fourth quarter of 2015 and five new restaurants opened in the twenty-six weeks ended June 29, 2016, partially offset by the lower worker’s compensation expense.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $2.1 million, or 12.1%, from the comparable period of the prior year. Year-to-date, occupancy and other operating expenses increased $3.8 million, or 11.0%, from the comparable period of the prior year. The increases for the quarter and year-to-date periods were due primarily to a $0.8 million and $1.6 million, respective increase in occupancy costs, due primarily to additional rent, as a result of new restaurants opened in fiscal 2015 and the twenty-six weeks ended June 29, 2016 and a $1.3 million and $2.2 million, respective increase in other operating expenses, also resulting primarily from the new restaurants opened in 2015 and 2016.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.5%, from 20.8% in the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.4%, from 20.5% in the comparable period of the prior year.  This increase resulted primarily from (i) rent expense on new restaurant leases and the renewal of leases on our existing restaurants and the accounting treatment to straight line the rental increases over the lease term, (ii) the temporary closure of one unit due to a fire and (iii) incremental costs related to opening new restaurants in the fourth quarter of 2015 and the twenty-six weeks ended June 29, 2016.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $1.9 million, or 29.4%, from the comparable period in the prior year. Year-to-date, general and administrative expenses increased $3.6 million, or 26.2%, from the comparable period in the prior year. The increases for the quarter and year-to-date periods were due primarily to (i) a $0.7 million and $0.8 million, respective increase in payroll expense, due primarily to an increase in corporate employees, and a higher accrual related to the company’s annual bonus program and severance costs, (ii) a $0.3 million and $1.8 million, respective increase in legal expense related to the securities class action litigation, (iii) a $0.2 million and $0.6 million, respective increase in restaurant pre-opening costs, (iv) a $0.4 million and $0.8 million, respective increase in travel and other professional fees and (v) a $0.3 million and $0.3 million, respective increase in dead site costs due to legal costs related to new restaurant locations that the Company chose not to continue to pursue. For the year-to-date period, these increases were partially offset by the capitalization of internal costs related to site selection and construction activities and lower stock option related expenses.

For the quarter, general and administrative expenses as a percentage of total revenue were 8.5%, from 7.2% in the comparable period of the prior year.  Year-to-date, general and administrative expenses as a percentage of total revenue were 9.1%, from 7.7% in the comparable period of the prior year. The percentage increases for the quarter and year-to-date periods were due primarily to (i) a 0.3% and 0.9%, respective increase in legal expense related to the securities class action litigation, (ii) a 0.2% and 0.3%, respective increase in restaurant pre-opening costs and (iii) the increase in other general and administrative costs, noted above. These increases were partially offset by higher restaurant revenue for the quarter and year-to-date periods.

Gain on Disposition of Restaurants

On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of $33,000, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statement of operations. This restaurant is now included in our franchised restaurant totals.

Interest Expense, Net

For the quarter, interest expense, net, decreased $0.2 million from the comparable period of the prior year. Year-to-date, interest expense, net, deceased $0.6 million from the comparable period of the prior year. These decreases were due primarily to pre-payments on the 2014 Revolver reducing our outstanding balance to $116.5 million as of June 29, 2016 compared to an outstanding balance of $135.0 million as of July 1, 2015.

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

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter and year-to-date periods ended June 29, 2016, we recorded income tax receivable agreement income of $35,000 and expense of $229,000, respectively, for the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed.

Provision for Income Taxes

For the quarter and year-to-date periods ended June 29, 2016, we recorded an income tax provision of $5.3 million and $9.1 million, respectively, reflecting an estimated effective tax rate of 42.4% and 41.7%, respectively. For the quarter and year-to-date periods ended July 1, 2015, we recorded an income tax provision of $5.1 million and $9.8 million, respectively, reflecting an estimated effective tax rate of approximately 41%. The quarter and year-to-date periods ended June 29, 2016, reflect the impact of a partial valuation allowance against various tax credits the Company may not be able to realize the benefit of.

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

The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 29, 2016	July 1, 2015
Net cash provided (used) by
Operating activities	$21,018	$29,817
Investing activities	(11,854)	(8,869)
Financing activities	(5,769)	(26,033)
Net increase (decrease) in cash	$3,395	$(5,085)

Operating Activities

For the twenty-six weeks ended June 29, 2016, net cash provided by operating activities decreased by $8.8 million from the comparable period of the prior year. This was due primarily to the timing of payments related to advertising, legal payments related to the securities class action litigation and the cash payment of certain annual insurance premiums in 2016 versus financing these insurance costs in 2015. These increases were partially offset by lower interest payments, resulting primarily from lower debt balances.

Investing Activities

For the twenty-six weeks ended June 29, 2016, net cash used by investing activities increased by $3.0 million from the comparable period of the prior year. This was due primarily to opening five new company restaurants in the twenty-six weeks ended June 29, 2016 compared to two new restaurants opened in the twenty-six weeks ended July 1, 2015.

For the year ending December 28, 2016, we expect to incur capital expenditures of $35 million to $39 million, consisting of $25 to $29 million related to new restaurants, $4 million related to the remodeling of existing restaurants, and $6 million related to maintenance and other corporate capital expenditures.

Financing Activities

For the twenty-six weeks ended June 29, 2016, net cash used by financing activities decreased by $20.3 million from the comparable period of the prior year. This was due primarily to the pre-payment of $6.5 million on the 2014 Revolver during the twenty-six weeks ended June 29, 2016 compared to a pre-payment of $30.0 million for the twenty-six weeks ended July 1, 2015 and the receipt of $4.1 million related to the exercise of stock options in the twenty-six weeks ended July 1, 2015.

Debt and Other Obligations

New Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At June 29, 2016, $7.2 million of letters of credit were outstanding and $76.3 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.19% to 2.20% and 2.02% to 2.20% for the thirteen and twenty-six weeks ended June 29, 2016, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at June 29, 2016.

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

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap was for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, which terminated on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2016. As of June 29, 2016 and December 30, 2015, the amounts included in other assets in our condensed consolidated balance sheets, related to these interest rate caps, were not material to our financial position or results of operations.

Contractual Obligations

The Company entered into new chicken purchasing contracts in the first quarter of 2016 with terms ranging from twelve to twenty-four months, resulting in an estimated commitment to purchase chicken of $21.6 million at June 29, 2016.

With the exception noted above, our contractual commitments outstanding on June 29, 2016, have not changed materially since our annual report on Form 10-K for the year ended December 30, 2015. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage.

Off-Balance Sheet and Other Arrangements

As of June 29, 2016, we were using $7.2 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of June 29, 2016, we had outstanding borrowings of $117.1 million and another $7.2 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.2 million on an annualized basis.

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

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties have executed a Stipulation of Class Settlement and Release which will be submitted for court approval. Purported class actions alleging wage and hour violations are commonly filed against California employers, and we fully expect to have to defend against similar lawsuits in the future.

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). On July 25, 2016, the Court issued an order granting, without prejudice, Holdings’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint on or before August 22, 2016. Defendants intend to vigorously defend against the claims asserted.

In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C. The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description

10.26*+	Employment Agreement between John Dawson and El Pollo Loco

10.27*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
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

+	Filed as Exhibit 10.26 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2016, filed on May 6, 2016, and incorporated herein by reference thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

El Pollo Loco Holdings, Inc.
(Registrant)

August 4, 2016	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

August 4, 2016	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer