Form 10-Q
period 2016-09-28
El Pollo Loco Holdings, Inc.
filed 2016-11-04
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2016

or

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

As of October 24, 2016, there were 38,473,772 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 28, 2016	December 30, 2015
Assets
Current assets:
Cash and cash equivalents	$6,529	$6,101
Restricted cash	125	125
Accounts and other receivables, net	8,495	6,186
Inventories	1,834	1,899
Prepaid expenses and other current assets	3,426	2,656
Deferred tax assets	10,032	21,656
Total current assets	30,441	38,623
Property and equipment owned, net	117,259	102,421
Property held under capital leases, net	70	89
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	509	638
Deferred tax assets	6,891	6,891
Other assets	1,481	1,804
Total assets	$467,213	$461,028
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$159	$177
Accounts payable	9,388	11,046
Accrued salaries and vacation	9,231	6,693
Accrued insurance	5,161	5,021
Accrued income taxes payable	32	67
Accrued interest	200	245
Accrued advertising	—	204
Other accrued expenses and current liabilities	13,903	16,126
Total current liabilities	38,074	39,579
Revolver loan	107,000	123,000
Obligations under capital leases, net of current portion	347	461
Deferred taxes, net of current portion	8,740	8,740
Other intangible liabilities, net	1,068	1,248
Other noncurrent liabilities	48,039	43,367
Total liabilities	203,268	216,395
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,473,772 and 38,284,435 shares issued and outstanding	385	383
Additional paid-in-capital	371,024	369,635
Accumulated deficit	(107,464)	(125,385)
Total stockholders' equity	263,945	244,633
Total liabilities and stockholder’s equity	$467,213	$461,028

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
Revenue
Company-operated restaurant revenue	$89,738	$82,986	$268,984	$251,295
Franchise revenue	6,078	5,884	18,660	17,456
Total revenue	95,816	88,870	287,644	268,751
Cost of operations
Food and paper cost	26,960	26,371	80,760	80,549
Labor and related expenses	24,455	20,822	73,323	63,493
Occupancy and other operating expenses	20,071	18,207	58,401	52,732
Gain on recovery of insurance proceeds, lost profit	(502)	—	(502)	—
Company restaurant expenses	70,984	65,400	211,982	196,774
General and administrative expenses	8,252	6,316	25,776	20,206
Franchise expenses	797	925	2,960	2,620
Depreciation and amortization	4,074	3,278	11,796	9,624
Loss on disposal of assets	58	261	524	427
Expenses related to fire loss	—	—	48	—
Loss (gain) on recovery of insurance proceeds	148	—	(741)	—
Asset impairment and closed-store reserves	2,490	163	2,624	24
Total expenses	86,803	76,343	254,969	229,675
(Loss) gain on disposition of restaurants	(5)	—	28	—
Income from operations	9,008	12,527	32,703	39,076
Interest expense-net of interest income	785	810	2,441	3,035
Expenses related to selling shareholders	—	—	—	50
Income tax receivable agreement expense	182	546	411	1,022
Income before provision for income taxes	8,041	11,171	29,851	34,969
Provision for income taxes	2,830	6,505	11,930	16,281
Net income	$5,211	$4,666	$17,921	$18,688
Net income per share
Basic	$0.14	$0.12	$0.47	$0.49
Diluted	$0.13	$0.12	$0.46	$0.48
Weighted-average shares used in computing net income per share
Basic	38,415,189	38,275,317	38,331,400	37,837,610
Diluted	39,083,577	39,107,241	39,020,127	39,044,388

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 28, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$17,921	$18,688
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,796	9,624
Stock-based compensation expense	244	608
Fire insurance proceeds for expenses paid and lost profit	257	—
Income tax receivable agreement expense	411	1,022
Gain on sale of restaurant	(28)	—
Loss on disposal of assets	524	427
Gain on recovery of insurance proceeds for property, equipment and expenses	(741)	—
Gain on recovery of insurance proceeds for lost profits	(502)	—
Impairment of property and equipment	2,508	136
Closed-store reserve	116	(112)
Amortization of deferred financing costs	229	229
Amortization of favorable and unfavorable leases, net	(51)	(128)
Excess income tax benefit related to share-based compensation plans	(169)	(5,700)
Deferred income taxes, net	11,624	10,581
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,066)	(292)
Inventories	57	148
Prepaid expenses and other current assets	(770)	1,278
Income taxes payable	134	5,670
Other assets	94	102
Accounts payable	(6,269)	500
Accrued salaries and vacation	2,538	(113)
Accrued insurance	140	1,032
Other accrued expenses and liabilities	1,673	(279)
Net cash flows provided by operating activities	39,670	43,421
Cash flows from investing activities:
Proceeds from sale of restaurant	1,465	—
Fire insurance proceeds for property and equipment	743	—
Purchase of property and equipment	(26,465)	(16,512)
Net cash flows used in investing activities	(24,257)	(16,512)
Cash flows from financing activities:
Payments on revolver loan	(16,000)	(40,000)
Proceeds from issuance of common stock, net of expenses	978	4,254
Payment of obligations under capital leases	(132)	(155)
Excess income tax benefit related to share-based compensation plans	169	5,700
Net cash flows used in financing activities	(14,985)	(30,201)
Increase (Decrease) in cash and cash equivalents	428	(3,292)
Cash and cash equivalents, beginning of period	6,101	11,499
Cash and cash equivalents, end of period	$6,529	$8,207

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
Supplemental cash flow information	September 28, 2016	September 30, 2015
Cash paid during the period for interest	$2,355	$2,781
Cash paid during the period for income taxes	$173	$30
Unpaid purchases of property and equipment	$4,599	$4,567
Cashless stock option exercise	$—	$(34)

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” Our activities are conducted principally through our indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 28, 2016, we operated 193 and franchised 253 El Pollo Loco restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 30, 2015.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years a 53-week fiscal year occurs. Fiscal 2015 and 2016 are both 52-week years, ending on December 30, 2015 and December 28, 2016, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.

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

Liquidity

The Company’s principal liquidity requirements are to service our debt and to meet capital expenditure needs. At September 28, 2016, the Company’s total debt (including capital lease liabilities) was $107.5 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $6.5 million at September 28, 2016, and available borrowings under the 2014 Revolver (which availability was approximately $85.8 million at September 28, 2016) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Gain on Recovery of Insurance Proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirty-nine weeks ended September 28, 2016, we incurred costs directly related to the fire of $48,000, disposed of an additional $87,000 of assets and recognized gains of $741,000, related to the reimbursement of property and equipment and expenses incurred and $502,000 related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statement of operations, for the thirteen and thirty-nine weeks ended September 28, 2016, as a reduction of Company restaurant expenses. The Company received from the insurance company cash of $1,000,000 during the thirty-nine weeks ended September 28, 2016 and $354,000, net of a $10,000 insurance deductible, on October 5, 2016. The $354,000 is included in accounts and other receivables in the condensed consolidated balance sheet as of September 28, 2016. In 2015, the Company disposed of $111,000 of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flow, and other Topics. ASU 2016-15 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is currently assessing the impact of this ASU on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein.  Early application is permitted.  The Company is currently assessing the impact of this ASU on our consolidated financial statements.

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

Subsequent Events

Subsequent to September 28, 2016, the Company opened 4 new restaurants and made a $3.0 million pre-payment on the 2014 Revolver.  On October 3, 2016, the Company announced a two unit franchise development agreement with Listo Way Group LLC to develop El Pollo Loco restaurants in Lafayette, Louisiana. On October 5, 2016, the Company received $354,000 in insurance proceeds related to damage resulting from a fire at one of the Company’s restaurants. On November 1, 2016, the Company amended the letters of credit related to the 2014 Revolver, thereby increasing the outstanding amount to $8.0 million.

The Company evaluated subsequent events that have occurred after September 28, 2016, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had no suppliers for which amounts due at September 28, 2016 totaled greater than 10% of the Company’s accounts payable. As of December 30, 2015, the Company had two different suppliers for which amounts totaled 12% and 11% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 33% for the thirteen weeks ended September 28, 2016, and 37% for the thirteen weeks ended September 30, 2015, of the Company’s purchases. Purchases from the Company’s largest supplier totaled 33% for the thirty-nine weeks ended September 28, 2016, and 37% for the thirty-nine weeks ended September 30, 2015, of the Company’s purchases. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 75% and 79% of total revenue for both the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015, respectively.

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

The Company did not identify any indicators of potential impairment during the thirteen and thirty-nine weeks ended September 28, 2016, and therefore did not perform any impairment review, nor did the Company record any impairment.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3)

inputs. Based on the results of the analysis, the Company recorded a non-cash impairment charge of $2.4 million for the thirteen and thirty-nine weeks ended September 28, 2016, related to non-recoverable assets of two restaurants in Arizona and Texas. The Company continues to monitor the recoverability of the carrying value of the assets of several other restaurants, including new restaurants opened in 2015 in Texas.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 28, 2016 or at December 30, 2015, and did not recognize interest or penalties during the thirteen or thirty-nine weeks ended September 28, 2016 or September 30, 2015, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	September 28, 2016	December 30, 2015
Land	$12,323	$12,323
Buildings and improvements	121,875	111,349
Other property and equipment	64,065	58,525
Construction in progress	12,803	4,717
	211,066	186,914
Less: accumulated depreciation and amortization	(93,807)	(84,493)
	$117,259	$102,421

Depreciation expense was $4.1 million and $3.3 million for the thirteen weeks ended September 28, 2016 and September 30, 2015, respectively, and $11.8 million and $9.6 million for the thirty-nine weeks ended September 28, 2016 and September 30, 2015, respectively. The gross value of assets under capital leases for buildings and improvements was $1.6 million at September 28, 2016 and December 30, 2015. Accumulated depreciation for assets under capital leases was $1.5 million as of September 28, 2016 and December 30, 2015. For the thirteen weeks ended September 28, 2016, capital expenditures totaled $12.1 million, including $0.1 million for restaurant remodeling and $10.8 million for new restaurant expenditures. For the thirty-nine weeks ended September 28, 2016, capital expenditures totaled $26.5 million, including $1.6 million for restaurant remodeling and $20.8 million for new restaurant expenditures. Capital expenditures for the quarter and year-to-date periods exclude unpaid purchases of property and equipment.

3. STOCK-BASED COMPENSATION

At September 28, 2016, options to purchase 2,174,348 shares of common stock were outstanding, including 1,648,322 vested and 526,026 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, upon a change in control, the board may accelerate vesting. At September 28, 2016, 1,605,831 premium options remained outstanding. For the thirteen and thirty-nine weeks ended September 28, 2016, there were exercises of stock options for 32,386 and 147,726 shares, respectively. For the thirteen and thirty-nine weeks ended September 30, 2015, there were exercises of stock options for 18,340 and 863,247 shares, respectively. For the thirteen and thirty-nine weeks ended September 28, 2016, options were granted at the fair market value on the date of grant of 9,875 and 329,673, respectively. No options were granted in the thirteen and thirty-nine weeks ended September 30, 2015.

At September 28, 2016, there were 36,752 unvested restricted shares outstanding. Restricted shares vest over time.

At September 28, 2016, we had total unrecognized compensation expense of $1.8 million, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 3.0 years.

Total stock-based compensation expense was $105,000 and $244,000 for the thirteen and thirty-nine weeks ended September 28, 2016 and $165,000 and $608,000 for the thirteen and thirty-nine weeks ended September 30, 2015, respectively.

4. CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At September 28, 2016, $7.2 million of letters of credit and $107 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $85.8 million at September 28, 2016. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.20% to 2.27% and 2.02% to 2.27% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at September 28, 2016. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

Maturities

There are no required principal payments prior to maturity for the 2014 Revolver. During the thirty-nine weeks ended September 28, 2016, the Company elected to pay down $16.0 million of outstanding borrowing on our 2014 Revolver, primarily from our cash flow from operations.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 28, 2016	December 30, 2015
Accrued sales and property taxes	$4,539	$3,480
Income tax receivable agreement payable	4,197	7,609
Gift card liability	1,502	1,810
Other	3,665	3,227
Total other accrued expenses and current liabilities	$13,903	$16,126

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 28, 2016	December 30, 2015
Deferred rent	$7,765	$6,611
Income tax receivable agreement payable	37,753	33,930
Other	2,521	2,826
Total other noncurrent liabilities	$48,039	$43,367

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties have executed a Stipulation of Class Settlement and Release which has been submitted for court approval. Purported class actions alleging wage and hour violations are commonly filed against California employers, and we fully expect to have to defend against similar lawsuits in the future.

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). On July 25, 2016, the Court issued an order granting, without prejudice, Holdings’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants intend to vigorously defend against the claims asserted.

In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C. The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, allegedly on behalf of Holdings in the same venue naming the same defendants with substantially the same allegations arising from the same set of facts.

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

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $9.7 million as of September 28, 2016.

At September 28, 2016, the Company’s total estimated commitment to purchase chicken was $13.4 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of September 28, 2016, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.3 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 28, 2016 was $2.8 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.

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

8. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 28, 2016 and September 30, 2015. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
Numerator:
Net income	$5,211	$4,666	$17,921	$18,688
Denominator:
Weighted-average shares outstanding—basic	38,415,189	38,275,317	38,331,400	37,837,610
Weighted-average shares outstanding—diluted	39,083,577	39,107,241	39,020,127	39,044,388
Net income per share—basic	$0.14	$0.12	$0.47	$0.49
Net income per share—diluted	$0.13	$0.12	$0.46	$0.48
Anti-dilutive securities not considered in diluted EPS calculation	451,325	—	451,325	—

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
Weighted-average shares outstanding— basic	38,415,189	38,275,317	38,331,400	37,837,610
Dilutive effect of stock options and restricted shares	668,388	831,924	688,727	1,206,778
Weighted-average shares outstanding— diluted	39,083,577	39,107,241	39,020,127	39,044,388

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.5% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Ultimate Pollo Bowl and Stuffed Chicken Avocado Quesadilla. Our salsas and dressings are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure.

As of September 28, 2016, we had 446 locations in five states. In fiscal 2015, we opened fourteen new company-operated and five new franchised restaurants across Arizona, California, Nevada, and Texas. For the quarter ended September 28, 2016, we opened five new company-operated restaurants, in California, Texas and Nevada, and two franchised restaurants in Texas. In 2016, we intend to open 17 to 18 new company-operated and 11 to 12 new franchised restaurants in Arizona, California, Nevada, Utah and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. We believe that we are well-positioned for future growth, with a developed corporate infrastructure capable of supporting a future restaurant base that is greater than our existing one. Additionally, we believe that we have an opportunity to optimize costs and enhance our profitability as we benefit from economies of scale. These growth rates are not guaranteed.

On October 3, 2016, the Company announced a two unit franchise development agreement with Listo Way Group LLC to develop El Pollo Loco restaurants in Lafayette, Louisiana.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the quarter ended September 28, 2016, comparable restaurant sales increased 1.6%. For company-operated restaurants, comparable restaurant sales, for the quarter, increased by 1.4%. For company-operated restaurants, the quarter’s comparable restaurant sales consisted of a 1.4% increase in average check size and traffic comparable to the prior year. For franchised restaurants, comparable restaurant sales increased 1.8%.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 28, 2016, were as follows.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 28, 2016	2015	2014	2013
Company-operated restaurant activity:
Beginning of period	186	172	168	169
Openings	10	14	11	2
Restaurant sale to franchisee	(1)	—	(6)	—
Closures	(2)	—	(1)	(3)
Restaurants at end of period	193	186	172	168
Franchised restaurant activity:
Beginning of period	247	243	233	229
Openings	6	5	5	5
Restaurant sale to franchisee	1	—	6	—
Closures	(1)	(1)	(1)	(1)
Restaurants at end of period	253	247	243	233
System-wide restaurant activity:
Beginning of period	433	415	401	398
Openings	16	19	16	7
Closures	(3)	(1)	(2)	(4)
Restaurants at end of period	446	433	415	401

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of September 28, 2016, together we had remodeled 106 company-operated and 183 franchised restaurants, or 289 system-wide, over 75% of our restaurant system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our condensed consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $320,000 per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flow, and other Topics. ASU 2016-15 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The Company is currently assessing the impact of this ASU on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein.  Early application is permitted.  The Company is currently assessing the impact of this ASU on our consolidated financial statements.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 28, 2016 and September 30, 2015, there were

410 and 397 comparable restaurants, 170 and 160 company-operated and 240 and 237 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
Company-operated restaurant revenue	$89,738	$82,986	$268,984	$251,295
Company restaurant expenses	70,984	65,400	211,982	196,774
Restaurant contribution	$18,754	$17,586	$57,002	$54,521
Restaurant contribution margin (%)	20.9%	21.2%	21.2%	21.7%

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 28, 2016	September 30, 2015	September 28, 2016	September 30, 2015
Net income	$5,211	$4,666	$17,921	$18,688
Non-GAAP adjustments:
Provision for income taxes	2,830	6,505	11,930	16,281
Interest expense, net	785	810	2,441	3,035
Depreciation and amortization	4,074	3,278	11,796	9,624
EBITDA	$12,900	$15,259	$44,088	$47,628
Stock-based compensation expense(a)	105	165	244	608
Loss on disposal of assets(b)(c)	58	261	524	427
Expenses related to fire loss(c)	—	—	48	—
Loss (gain) on recovery of insurance proceeds(c)	148	—	(741)	—
Asset impairment and closed-store reserves(d)	2,490	163	2,624	24
Loss (gain) on disposition of restaurants(e)	5	—	(28)	—
Expenses related to selling shareholders(f)	—	—	—	50
Income tax receivable agreement expense(g)	182	546	411	1,022
Securities class action legal expense(h)	519	—	2,327	—
Pre-opening costs(i)	918	252	1,775	471
Adjusted EBITDA	$17,325	$16,646	$51,272	$50,230

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirty-nine weeks ended September 28, 2016, we incurred costs directly related to the fire of $48,000, disposed of an additional $87,000 of assets and recognized gains of $741,000, related to the reimbursement of property and equipment and expenses incurred and $502,000 related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statement of operations, for the thirteen and thirty-nine weeks ended September 28, 2016, as a reduction of Company restaurant expenses. The Company received from the insurance company cash of $1,000,000 during the thirty-nine weeks ended September 28, 2016 and $354,000 on October 5, 2016. In 2015, the Company disposed of $111,000 of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

(d)	Includes costs related to impairment of long-lived assets and closing restaurants.
(e)

On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of $28,000, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statement of operations. This restaurant is now included in our franchised restaurant totals.

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

(g)

On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 28, 2016, income tax receivable agreement expense consisted of the amortization of interest expense related to our total expected TRA payments.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended September 28, 2016, and September 30, 2015, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and Company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	September 28, 2016		September 30, 2015		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$89,738	93.7	$82,986	93.4	$6,752	8.1
Franchise revenue	6,078	6.3	5,884	6.6	194	3.3
Total revenue	95,816	100.0	88,870	100.0	6,946	7.8
Cost of operations
Food and paper costs(1)	26,960	30.0	26,371	31.8	589	2.2
Labor and related expenses(1)	24,455	27.3	20,822	25.1	3,633	17.4
Occupancy and other operating expenses(1)	20,071	22.4	18,207	21.9	1,864	10.2
Gain on recovery of insurance proceeds, lost profit(1)	(502)	(0.6)	—	—	(502)	—
Company restaurant expenses(1)	70,984	79.1	65,400	78.8	5,584	8.5
General and administrative expenses	8,252	8.6	6,316	7.1	1,936	30.7
Franchise expenses	797	0.8	925	1.0	(128)	(13.8)
Depreciation and amortization	4,074	4.3	3,278	3.7	796	24.3
Loss on disposal of assets	58	0.1	261	0.3	(203)	(77.8)
Expenses related to fire loss	—	—	—	—	—	—
Loss on recovery of insurance proceeds	148	0.2	—	—	148	—
Asset impairment and closed-store reserves	2,490	2.6	163	(0.2)	2,327	1,427.6
Total expenses	86,803	90.6	76,343	85.9	10,460	13.7
Loss on disposition of restaurants	(5)	0.0	—	—	(5)	—
Income from operations	9,008	9.4	12,527	14.1	(3,519)	(28.1)
Interest expense, net	785	0.8	810	0.9	(25)	(3.1)
Income tax receivable agreement expense	182	0.2	546	0.6	(364)	(66.7)
Income before provision for income taxes	8,041	8.4	11,171	12.6	(3,130)	(28.0)
Provision for income taxes	2,830	3.0	6,505	7.3	(3,675)	(56.5)
Net income	$5,211	5.4	$4,666	5.3	$545	11.7

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 28, 2016 and September 30, 2015, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 28, 2016		September 30, 2015		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$268,984	93.5	$251,295	93.5	$17,689	7.0
Franchise revenue	18,660	6.5	17,456	6.5	1,204	6.9
Total revenue	287,644	100.0	268,751	100.0	18,893	7.0
Cost of operations
Food and paper costs(1)	80,760	30.0	80,549	32.1	211	0.3
Labor and related expenses(1)	73,323	27.3	63,493	25.3	9,830	15.5
Occupancy and other operating expenses(1)	58,401	21.7	52,732	21.0	5,669	10.8
Gain on recovery of insurance proceeds, lost profit(1)	(502)	(0.2)	—	—	(502)	—
Company restaurant expenses(1)	211,982	78.8	196,774	78.3	15,208	7.7
General and administrative expenses	25,776	9.0	20,206	7.5	5,570	27.6
Franchise expenses	2,960	1.0	2,620	1.0	340	13.0
Depreciation and amortization	11,796	4.1	9,624	3.6	2,172	22.6
Loss on disposal of assets	524	0.2	427	0.2	97	22.7
Expenses related to fire loss	48	0.0	—	—	48	—
Gain on recovery of insurance proceeds	(741)	(0.3)	—	—	(741)	—
Asset impairment and closed-store reserves	2,624	0.1	24	0.0	2,600	10,833.3
Total expenses	254,969	88.6	229,675	85.5	25,294	11.0
Gain on sale of restaurants	28	0.0	—	—	28	—
Income from operations	32,703	11.4	39,076	14.5	(6,373)	(16.3)
Interest expense, net	2,441	0.8	3,035	1.1	(594)	(19.6)
Expenses related to selling shareholders	—	—	50	0.0	(50)	(100.0)
Income tax receivable agreement expense	411	0.1	1,022	0.4	(611)	(59.8)
Income before provision for income taxes	29,851	10.4	34,969	13.0	(5,118)	(14.6)
Provision for income taxes	11,930	4.1	16,281	6.1	(4,351)	(26.7)
Net income	$17,921	6.2	$18,688	7.0	$(767)	(4.1)

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $6.8 million, or 8.1%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $6.7 million of additional non-comparable restaurant sales primarily from twenty-two new restaurants opened during or after the prior year quarter and a $1.2 million increase resulting from a 1.4% increase in company-operated comparable restaurant sales. These increases were partially offset by two units closed and one unit sold to a franchisee in fiscal 2016. The company-operated comparable restaurant sales increase consisted of an increase average check size of 1.4% and traffic equal to the prior year quarter.

Year-to-date, company-operated restaurant revenue increased $17.7 million, or 7.0%, from the comparable period in the prior year. The growth in company-operated comparable restaurant sales was due to $18.4 million of additional non-comparable restaurant sales primarily from the twenty-two new restaurants opened during or after the prior year quarter. Year-to-date, company-operated comparable restaurant sales grew $2.3 million, or 0.9%. These increases were partially offset by two units closed and one unit sold to a franchisee in fiscal 2016. The growth in company-operated comparable restaurant sales was due to an increase in traffic of 0.6%, and an increase in average check size of 0.3%, year-over-year.

Franchise Revenue

For the quarter, franchise revenue increased $0.2 million, or 3.3%, from the comparable period in the prior year. This increase was due to a $0.3 million increase in royalties from franchised comparable restaurant sales growth of 1.8% and ten new franchised restaurants opened during or after the prior year quarter, partially offset by a $0.1 million decrease in franchise fees received from franchised restaurants related to their use of our point-of-sales system.

Year-to-date, franchise revenue increased $1.2 million, or 6.9%, from the comparable period in the prior year. This increase was due to a $1.0 million increase in royalties from franchised comparable restaurant sales growth of 2.1% and the new franchise-operated restaurants opened in fiscal 2015 and 2016 and a $0.4 million increase in fees received from franchised restaurants related to their use of our point-of-sales system. These increases were partially offset by a $0.2 million reduction in franchise renewal and development fees.

Food and Paper Costs

For the quarter, food and paper costs increased $0.6 million, or 2.2%, from the comparable period in the prior year, due to a $0.5 million increase in food costs and a $0.1 million increase in paper costs. Year-to-date, food and paper costs increased $0.2 million, or 0.3%, from the comparable period in the prior year, due to a $0.1 million decrease in food costs and a $0.3 million increase in paper costs. The increases in food and paper costs, for the quarter and year-to-date periods, resulted primarily from higher restaurant revenue partially offset by lower commodity costs related to chicken.

For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 30.0%, from 31.8% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 30.0%, from 32.1% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to the lower commodity costs, noted above.

Labor and Related Expenses

For the quarter, payroll and benefit expenses increased $3.6 million, or 17.4%, from the comparable period in the prior year. Year-to-date, payroll and benefit expenses increased $9.8 million, or 15.5%, from the comparable period in the prior year. The quarter and year-to-date increases were due primarily to increased labor costs resulting from the opening of new restaurants in fiscal 2015 and 2016, and the impact of the minimum wage increases in California in January 2016 and Los Angeles in July 2016. These increases were partially offset by lower worker’s compensation costs due to lower claims activity.

For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 27.3%, from 25.1% in the comparable period in the prior year. Year-to-date, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 27.3%, from 25.3% in the comparable period in the prior year. The percentage increases, for the quarter and year-to-date periods, were due primarily to the increase in the labor costs noted above and the impact of the incremental labor required for 12 new restaurants opened in the third and fourth quarters of 2015 and ten new restaurants opened in the thirty-nine weeks ended September 28, 2016, partially offset by the lower worker’s compensation expense.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $1.9 million, or 10.2%, from the comparable period of the prior year. Year-to-date, occupancy and other operating expenses increased $5.7 million, or 10.8%, from the comparable period of the prior year. The increases for the quarter and year-to-date periods were due primarily to a $0.5 million and $2.0 million, respective increase in occupancy costs, due primarily to additional rent, as a result of new restaurants opened in fiscal 2015 and the thirty-nine weeks ended September 28, 2016 and a $1.4 million and $3.7 million, respective increase in other operating expenses, resulting primarily from the new restaurants opened in 2015 and 2016 and an increase in travel and restaurant security costs.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 22.4%, from 21.9% in the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.7%, from 21.0% in the comparable period of the prior year.  This increase resulted primarily from (i) rent expense on new restaurant leases and the renewal of leases on our existing restaurants and the accounting treatment to straight line the rental increases over the lease term, (ii) the increase in travel and restaurant security costs and (iii) incremental costs related to opening new restaurants in the fourth quarter of 2015 and the thirty-nine weeks ended September 28, 2016.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $1.9 million, or 30.7%, from the comparable period in the prior year. Year-to-date, general and administrative expenses increased $5.6 million, or 27.6%, from the comparable period in the prior year. The increases for the quarter and year-to-date periods were due primarily to (i) a $1.0 million and $1.8 million, respective increase in payroll expense, due primarily to an increase in corporate employees, and a higher accrual related to the Company’s annual bonus program, (ii) a $0.2 million and $2.3 million, respective increase in legal expense related primarily to the securities class action litigation, (iii) a $0.7 million and $1.3 million, respective increase in restaurant pre-opening costs, (iv) a $0.2 million and $1.0 million, respective increase in travel and other professional fees and (v) a $0.1 million and $0.4 million, respective increase in dead site costs due to legal costs related to new restaurant locations that the Company chose not to continue to pursue. For the year-to-date period, these increases were partially offset by the capitalization of internal costs related to site selection and construction activities and for the quarter and year-to-date periods were partially offset by lower stock option related expenses.

For the quarter, general and administrative expenses as a percentage of total revenue were 8.6%, from 7.1% in the comparable period of the prior year.  Year-to-date, general and administrative expenses as a percentage of total revenue were 9.0%, from 7.5% in the comparable period of the prior year. The percentage increases for the quarter and year-to-date periods were due primarily to (i) a 0.5% and 0.8%, respective increase in legal expense related to the securities class action litigation, (ii) a 0.7% and 0.4%, respective increase in restaurant pre-opening costs and (iii) the increase in other general and administrative costs, noted above. These increases were partially offset by higher total revenue for the quarter and year-to-date periods.

Gain on Recovery of Insurance Proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirty-nine weeks ended September 28, 2016, we incurred costs directly related to the fire of $48,000, disposed of an additional $87,000 of assets and recognized gains of $741,000, related to the reimbursement of property and equipment and expenses incurred and $502,000 related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statement of operations, for the thirteen and thirty-nine weeks ended September 28, 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1,000,000 during the thirty-nine weeks ended September 28, 2016 and $354,000 on October 5, 2016. In 2015, the Company disposed of $111,000 of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

Asset Impairment and Closed-Store Reserves

During the thirteen weeks ended September 28, 2016, the Company determined that the carrying value of the assets of two restaurants, in Arizona and Texas, may not be recoverable. As a result, the Company recorded a $2.4 million expense related to the impairment of the assets of the two restaurants. The Company continues to monitor the recoverability of the carrying value of the assets of several other restaurants, opened in 2015 in Texas.

Gain on Disposition of Restaurants

On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of $28,000, which is recorded as a gain on disposition of restaurants in the accompanying Consolidated Statement of Operations. This restaurant is now included in our franchised restaurant totals.

Interest Expense, Net

For the quarter, interest expense, net, was comparable to the comparable period of the prior year. Year-to-date, interest expense, net, deceased $0.6 million from the comparable period of the prior year. This decrease was due primarily to pre-payments on the 2014 Revolver reducing our outstanding balance to $107.0 million as of September 28, 2016 compared to an outstanding balance of $125.0 million as of September 30, 2015.

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

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter and year-to-date periods ended September 28, 2016, we recorded income tax receivable agreement expense of $0.2 million and $0.4 million, respectively, for the amortization of interest expense related to our total expected TRA payments.

Provision for Income Taxes

For the quarter and year-to-date periods ended September 28, 2016, we recorded an income tax provision of $2.8 million and $11.9 million, respectively, reflecting an estimated effective tax rate of 35.2% and 40.0%, respectively. For the quarter ended September 28, 2016, the lower effective tax rate reflects a year-to-date revision in the estimated 2016 tax rate, resulting from the 2015 tax returns filed and additional tax credits anticipated for 2016. For the quarter and year-to-date periods ended September 30, 2015, we recorded an income tax provision of $6.5 million and $16.3 million, respectively, reflecting an estimated effective tax rate of approximately 58.2% and 46.6%, respectively. The quarter and year-to-date periods ended September 30, 2015, include a $1.9 million increase in the valuation allowance against our deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire.

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

The following table presents summary cash flow information for the periods indicated.

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 28, 2016	September 30, 2015
Net cash provided (used) by
Operating activities	$39,670	$43,421
Investing activities	(24,257)	(16,512)
Financing activities	(14,985)	(30,201)
Net increase (decrease) in cash	$428	$(3,292)

Operating Activities

For the thirty-nine weeks ended September 28, 2016, net cash provided by operating activities decreased by approximately $3.8 million from the comparable period of the prior year. This was due primarily to the timing of payments related to advertising, legal payments related to the securities class action litigation and the cash payment of certain annual insurance premiums in 2016 versus financing these insurance costs in 2015. These increases were partially offset by lower interest payments, resulting primarily from lower debt balances.

Investing Activities

For the thirty-nine weeks ended September 28, 2016, net cash used by investing activities increased by $7.7 million from the comparable period of the prior year. This was due primarily to opening ten new company restaurants in the thirty-nine weeks ended September 28, 2016 compared to three new restaurants opened in the thirty-nine weeks ended September 30, 2015.

For the year ending December 28, 2016, we expect to incur capital expenditures of $37 million to $38 million, consisting of $26 to $27 million related to new restaurants, $4 million related to the remodeling of existing restaurants, and $7 million related to maintenance and other corporate capital expenditures.

Financing Activities

For the thirty-nine weeks ended September 28, 2016, net cash used by financing activities decreased by $15.2 million from the comparable period of the prior year. This was due primarily to the pre-payment of $16.0 million on the 2014 Revolver during the thirty-nine weeks ended September 28, 2016 compared to a pre-payment of $40.0 million for the thirty-nine weeks ended September 30, 2015 and the receipt of $4.1 million related to the exercise of stock options in the thirty-nine weeks ended September 30, 2015.

Debt and Other Obligations

New Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15 million for letters of credit and a sub limit of $15 million for swingline loans. At September 28, 2016, $7.2 million of letters of credit were outstanding and $85.8 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.20% to 2.27% and 2.02% to 2.27% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at September 28, 2016.

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

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap was for a notional amount of $30 million, with a cap rate of 3.00% based on 1 month USD LIBOR, which terminated on December 1, 2015. The second interest rate cap is for a notional amount of $120 million, with a cap rate of 3.00% based on 1 month USD LIBOR, terminating on December 1, 2016. As of September 28, 2016 and December 30, 2015, the amounts included in other assets in our condensed consolidated balance sheets, related to these interest rate caps, were not material to our financial position or results of operations.

Contractual Obligations

The Company entered into new chicken purchasing contracts in the first quarter of 2016 with terms ranging from twelve to twenty-four months, resulting in an estimated commitment to purchase chicken of $13.4 million at September 28, 2016.

With the exception noted above, our contractual commitments outstanding on September 28, 2016, have not changed materially since our annual report on Form 10-K for the year ended December 30, 2015. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage.

Off-Balance Sheet and Other Arrangements

As of September 28, 2016, we were using $7.2 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of September 28, 2016, we had outstanding borrowings of $107.0 million and another $7.2 million of letters of credit in support of our insurance programs. A 1.00% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.1 million on an annualized basis.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, against EPL on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties have executed a Stipulation of Class Settlement and Release which has been submitted for court approval. Purported class actions alleging wage and hour violations are commonly filed against California employers, and we fully expect to have to defend against similar lawsuits in the future.

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). On July 25, 2016, the Court issued an order granting, without prejudice, Holdings’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants intend to vigorously defend against the claims asserted.

In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C. The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, allegedly on behalf of Holdings in the same venue naming the same defendants with substantially the same allegations arising from the same set of facts.

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

One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 14 new company-operated restaurants in fiscal 2015 and plan to open an estimated 17 to 18 in fiscal 2016. Our franchisees opened five new restaurants in fiscal 2015 and plan to open 11 to 12 in fiscal 2016. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

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

During the thirteen weeks ended September 28, 2016, we determined that the carrying value of the assets of two restaurants, in Arizona and Texas, may not be recoverable. As a result, we recorded a $2.4 million expense related to the impairment of the assets of the two restaurants. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants, opened in 2015 in Texas.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description

10.28*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
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

El Pollo Loco Holdings, Inc.
(Registrant)

November 4, 2016	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

November 4, 2016	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer