Form 10-K
period 2016-12-28
El Pollo Loco Holdings, Inc.
filed 2017-03-10
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 29, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $274 million deeming purely for purposes of this calculation all directors and executive officers, and Trimaran Pollo Partners, L.L.C. to be affiliates.

As of February 28, 2017, there were 38,473,772 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2017 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2016 fiscal year.

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

•	vulnerability to changes in consumer preferences and economic conditions,
•	vulnerability to conditions in the greater Los Angeles area,
•	ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases,
•	delayed or cancelled future restaurant openings,
•	restaurant closures, due to financial performance or otherwise,
•	increases in chicken and other input costs,
•	negative publicity, whether or not valid,
•	concerns about food safety and quality and about food-borne illness, particularly avian flu,
•	dependence on frequent and timely deliveries of food and supplies,
•	problems with our primary distributor,
•	our history of net losses, including the possibility of future net losses,
•	our ability to service our level of indebtedness,
•	our ability to compete successfully with other quick-service and fast casual restaurants,
•	underperformance of new menu items, advertising campaigns, and restaurant designs and remodelings,
•	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy,
•	our limited control over our franchisees,
•	potential liability for franchisee acts,
•	ability to protect our name and logo and other proprietary intellectual property,
•	loss of the abilities, experience, and knowledge of current directors and officers,
•	matters relating to employment and labor laws,
•	impact from litigation such as wage and hour class action lawsuits,
•	labor shortages and increased labor costs,
•	our ability and the ability of our franchisees to renew leases at the ends of their terms,
•	impact from federal, state, and local regulations relating to preparation and sale of food, zoning and building codes, and employee, environmental, and other matters,
•	impact from our income tax receivable agreement (the “TRA”),
•	conflicts of interest with our largest stockholders,
•	that El Pollo Loco Holdings, Inc. is a holding company with no operations that relies on its operating subsidiaries to provide it with funds,
•	timing of our emerging growth company eligibility under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”),

•	the impact of any security breaches of confidential customer information in connection with our electronic process of credit and debit card transactions,
•	the impact of any failure of our information technology system or any breach of our network security,
•	changes in accounting standards, and
•	other risks described under Risk Factors.

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

We offer our customers healthier alternatives to traditional food on the go, served by our team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Ultimate Pollo Bowl, and Stuffed Chicken Avocado Quesadilla. Our salsas and dressings are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

El Pollo Loco is Spanish for “The Crazy Chicken.” We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 460 restaurants, comprised of 201 company-operated and 259 franchised restaurants as of December 28, 2016. Our restaurants are located in California, Arizona, Nevada, Texas, and Utah. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.

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

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Differentiated Restaurant Concept with Broad Appeal. We believe that our food, served in contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of a large segment of time-pressured mainstream food enthusiasts who seek real food, real fast, and at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated fire-grilled chicken and Mexican-inspired entrees containing distinctive ingredients such as avocados, mangos, and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and allow our customers the option to create their favorite flavor profiles using our freshly-prepared salsas before they enjoy their meals in our dining rooms or take their meals to go from the counter or the drive-thru. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained Grill Masters, provides a layer of competitive insulation around our restaurant model. Based on an external research report and a customer satisfaction survey, we believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast casual and QSR segments. Our differentiated QSR+ positioning sources traffic from both dining segments and as a result we expect it to drive transaction growth in the future.

Mexican-Inspired, Fresh-Made Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and Mexican-inspired entrees. With menu items such as our Chicken Avocado Burrito, Chicken Tostada Salad, Pollo Bowl ®, and Chicken Avocado Stuffed Quesadilla, we believe that we offer our customers a healthier alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are made from scratch, including our bone-in chicken and chicken breasts, rice, salsas, guacamole, and cilantro dressing, meaning that we make them without pre-prepared ingredients. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken, forming the foundation for our entrees. To complement our entrees, our team members slice and chop whole tomatoes, avocados, serrano peppers, and cilantro to create our salsas, and cilantro dressings. In addition, our rice is seasoned, and simmered in our restaurants daily.

Our bone-in chicken meals and Mexican-inspired entrees accounted for 46% and 54% of our company-operated restaurant sales, respectively, in 2016. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinner time, while our more-portable Mexican-inspired entrees draw traffic from customers at lunch time or for an afternoon snack, enabling us to generate sales almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a healthier and convenient alternative for mothers and families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In 2016, approximately 27% of our company-operated sales were generated from family-sized meals.

Inviting Experience that Welcomes Our Customers. We believe that our restaurant design creates an inviting restaurant environment. The interiors of our restaurants feature large, open kitchens that allow customers to watch our Grill Masters prepare our fire-grilled chicken. Our restaurants also feature complimentary self-serve salsa bars that are located at the fronts of our restaurants for added convenience. The salsa bars invite customers to customize their meals with several salsas prepared fresh every day. Our dining rooms include comfortable booths and chairs, while large windows and soft lighting fill our restaurants with light and warmth.

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

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We believe that our differentiated QSR+ positioning drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In 2016, our company-operated restaurants generated average annual sales per restaurant of approximately $1.9 million and restaurant-level contribution margins of 20.5%.

Experienced Leadership. Our senior management team has extensive operating experience, with an average of over 20 years of experience each in the restaurant industry. We are led by our Chief Executive Officer, Steve Sather, who joined us in 2006 and was named CEO in January 2011. Other members of the senior leadership team include Larry Roberts as our Chief Financial Officer, Ed Valle as our Chief Marketing Officer, John Dawson as our Chief Development Officer, and Gustavo Siade as our VP, Operations.

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

Expand Our Restaurant Base. As discussed below under “—Site Selection and Expansion—New Restaurant Development,” we plan to continue to expand our restaurant base.

While most of our growth in 2016 was derived from the expansion of our company-operated restaurant base, we will continue to strategically develop our franchisee relationships and grow our franchised portfolio within existing and new markets.

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital. Our current investment model targets an average new unit cash investment of approximately $1.6 to $1.7 million, net of tenant allowances, and in a restaurant’s third full year of operations, an AUV of approximately $1.8 million and a cash-on-cash return in excess of 20%, although there is no guarantee that these targets will be met.

Increase Our Comparable Restaurant Sales. Our system has experienced 6 straight years of comparable restaurant sales growth through our fiscal year ended December 28, 2016. We aim to build on this momentum by increasing customer frequency, attracting new customers, and improving per-person spend. Furthermore, we are well positioned to benefit from shifting culinary and demographic trends in the United States.

Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our signature fire-grilled chicken and that reinforce our differentiated QSR+ positioning. We believe that we have opportunities for menu innovation as we look to provide customers more choices through customization and limited time alternative proteins. In addition, we will continue to tap in to the need for healthier offerings by building on the success of our popular “Under 500 Calorie” menu and other “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect.

Increase Brand Awareness and Consumer Engagement. We engage consumers through our 9-module product calendar which features seasonal favorites from our “Under 500 Calorie” low calorie menu to Double Chicken Salads, and Stuffed Quesadillas. Our key points of differentiation are communicated through our advertising campaign, which highlights the lengths we go through to deliver real food cooked on real grills, with real fire. We tailor our message from television and direct mail, which garners broad exposure, to our cost effective e-mail marketing program My Loco Rewards and social media platform where we engage in one-on-one conversations to solicit new ideas and deepen the relationship between our customers and our brand. Within our restaurants we continue to engage our customers at various points along their path to purchase to further drive our differentiation.

Restaurant Design. In 2011, we created the Hacienda restaurant design, which updated the exterior and interior design of our restaurants for remodels and new builds. As of the end of 2016 over 75% of our restaurant system was new or remodeled in the Hacienda design. Remodeled restaurants have realized an average comparable sales increase of over 3%. In 2016 we launched our newest restaurant design called Vision. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of the end of 2016, we had 10 new restaurants open with the Vision design.

Enhance Restaurant Operations and Leverage Our Infrastructure. Since 2011, we have increased our restaurant contribution margin by 188 basis points, to 20.5% in 2016. We currently have an infrastructure that allows us and our franchisee partners to grow and manage the productivity of each restaurant on a real-time basis. Additionally, we believe that as our restaurant base matures and AUVs increase we will be able to leverage corporate costs and improve margins.

Site Selection and Expansion

New Restaurant Development

We believe that we are in the early stages of our growth story and that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for expansion. In 2016 we opened 18 new company-operated restaurants, and 13 new franchised restaurants. In fiscal 2017, we intend to open 15 to 20 new company-operated and 8 to 12 new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons described in Item 1A, “Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing. Over the long-term, we plan to grow the number of El Pollo Loco restaurants by 8%-10% annually.

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

Our expansion strategy is initially focused on the southwestern region of the United States. We believe that this region provides an attractive opportunity to leverage our brand awareness and infrastructure. In 2014, we opened our first Houston restaurant and by the end of 2016, we had 12 company locations, and one franchised location.  Additionally, in 2016, we launched the El Pollo Loco brand in the Dallas Fort Worth market, where we ended 2016 with six company and three franchise restaurants.

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has over 100 years of combined experience building such brands as Taco Bell, McDonald’s, Starbucks, Jack-in-the-Box, Wendy’s, and Dunkin’ Brands. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.

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

Restaurant Construction

After identifying a lease site, we commence our restaurant build-out. Our new restaurants are either ground-up prototypes or conversions. We estimate that each ground-up build-out of a restaurant requires an average total cash investment of approximately $1.6 to $1.7 million, net of tenant allowances. We estimate that each conversion requires a total cash investment of approximately $0.8 to $1.1 million. On average, it takes approximately 12 to 18 months from specific site identification to restaurant opening. In order to maintain consistency of food and customer service, as well as our colorful, bright, and contemporary restaurant environment, we have set processes and timelines to follow for all restaurant openings.

Our restaurants are constructed in approximately 12 to 15 weeks, and the development and construction of our new sites is the responsibility of our Development Department. A conversion typically takes approximately two months to complete. Several real estate managers are responsible for locating and leasing potential restaurant sites. Construction managers are then responsible for building our restaurants, and several staff members manage purchasing, budgeting, scheduling, and other related administrative functions.

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

Managers and Team Members

Each of our restaurants typically has a general manager, an assistant manager, and two to three shift leaders. There are between 20 and 35 team members, per restaurant, who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for eight to 12 restaurants. Overseeing the area leaders are four directors of operations. Our VP of operations leads our company-operated restaurants, managing sales, profitability, customer service targets, and franchise support services.

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

Training

“People Work for Pollo” – Our people are the center of the El Pollo Loco customer experience. Creating a culture of constant learning has been essential in equipping our people with the skills to deliver that experience, and in a rapidly evolving landscape, effective training is not only dependent on quality of content, but also on method of delivery. Recognizing that we live in a digital age with a growing base of millennial employees, we are transitioning from print-based training to a blended learning approach facilitated by the launch of our first Learning Management System – POLLO ZONE. This platform will serve as central hub for all training efforts and features individual learner profiles to support engagement and accountability on our path toward measurably improving our people.

Franchise Program

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise, and requiring a relatively minimal capital commitment by us. As of December 28, 2016, there were a total of 259 franchised restaurants. Franchisees range in size from single-restaurant operators to the largest franchisee, which owned 62 restaurants as of December 28, 2016. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 28, 2016, approximately 77% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.

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

Our franchise training program is a key element in ensuring our franchise owners and their managers are equipped with the knowledge and skills necessary for success. The program introduces new franchise members to El Pollo Loco with hands-on training in the operation and management of our restaurants. This foundational training is conducted by a General Training Manager who has been certified by our Operations group. Training must be successfully completed before a trainee can be assigned to a restaurant as a manager.

Once introductory training has been completed, we offer a path toward constant learning for all crew members by providing instructional materials that span management training, operations, new product introductions, food safety and a number of other essential restaurant functions. In 2017 we are expanding this support by offering our franchise partners the opportunity to join in the launch of our first Learning Management System – POLLO ZONE. This platform will serve as a central hub for all training efforts and features individual learner profiles that will provide our franchise owners with real-time access to the progress of learning in their restaurants.

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

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team that performs comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our restaurants in Texas utilize regional distributors. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 40% of our total food and paper costs for 2016. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from two months to three years, depending on current and expected market conditions. We currently source poultry from five suppliers, with two accounting for approximately 70% of our planned purchases for fiscal 2017. We have fixed prices for 100% of our poultry supply through the end of 2017.

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

Employees

As of December 28, 2016, we had approximately 5,355 employees, of whom approximately 5,191 were hourly restaurant employees comprised of 4,241 crewmembers, 210 general managers, 226 assistant managers, 388 shift leaders, and 126 employees in limited-time roles as acting managers or as managers in training. The remaining 164 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company restaurant revenue and comparable restaurant sales may fluctuate.

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

The restaurant industry is dependent upon consumer discretionary spending. A prolonged economic downturn or an economic recession could impact the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly-reduced home values, investment losses, bankruptcies, and reduced access to credit, which could result in lower levels of customer transactions and lower average check sizes in our restaurants. If the economy experiences another significant decline, our business, results of operations, and ability to comply with the terms of our secured revolving credit facility could be materially and adversely affected, and we and our franchisees might decelerate the number and timing of new restaurant openings. Deterioration in customer transactions or a reduction in average check size would negatively impact our revenues and our profitability and could result in further reductions in staff levels, additional impairment charges, and potential restaurant closures.

We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations, and cash flow.

Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics, and the type, number, and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, inflation, or increased food or energy costs could harm the restaurant industry in general and our locations in particular. Adverse changes in any of these factors could reduce consumer transactions or impose practical limits on pricing that could harm our business, financial condition, results of operations, and cash flow. There can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our business, financial condition, and results of operations depend in part on our ability to anticipate, identify, and respond to changing consumer preferences and economic conditions.

Political and social factors, including regarding trade, immigration or customer preferences, could negatively impact our business.

Our success is dependent upon continued customer acceptance of our Mexican-inspired food. Increases in tariffs, restrictions on trade, or other deterioration in American political or economic relations with Mexico, or a diminishment in American consumers’ interest in Mexican-inspired food, could harm our brand and profitability. Additionally, changes in trade, labor, or immigration policy could raise our input prices, or reduce the supply of immigrants who are in many cases our customers or employees, diminishing our sales and increasing our labor costs.

Our business is geographically concentrated in the greater Los Angeles area, and we could be negatively affected by conditions specific to that region.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 75% of our revenue in fiscal 2016 and approximately 79% in fiscal 2015. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, but not limited to, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. We believe that an increase in unemployment would have a negative impact on transactions in our restaurants. As a result of our concentration in the greater Los Angeles area, we have been disproportionately affected by the above adverse economic conditions as compared to other national chain restaurants.

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

One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 18 new company-operated restaurants in fiscal 2016 and plan to open an estimated 15 to 20 in fiscal 2017. Our franchisees opened 13 new restaurants in fiscal 2016 and plan to open 8 to 12 in fiscal 2017. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

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

During fiscal 2016, we determined that the carrying value of the assets of nine restaurants, in Arizona, California and Texas, may not be recoverable. As a result, we recorded a $8.3 million expense related to the impairment of the assets of the nine restaurants. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants.

Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. At times the costs of many foods for humans and animals, including corn, wheat, corn flour and other flour, rice, and cooking oil, have increased markedly, resulting in upward pricing pressures on almost all of our raw ingredients, including chicken and other meats, and increasing our food costs. Environmental and weather-related issues, such as freezes and drought, and climate change, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Issues affecting the availability of produce, poultry, or other proteins such as shrimp, including blight, disease, and overfishing, have in the past and may in the future also raise their prices. Any increase in the prices of the ingredients most critical to our menu, such as chicken, corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Any such changes to our menu prices or available menu could negatively impact our restaurant transactions, business, and comparable restaurant sales during the shortage and thereafter.

Our principal food product is chicken. In fiscal 2016, 2015, and 2014, the cost of chicken included in our product cost was approximately 12.4%, 13.4%, and 12.6%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. A major driver of the price of corn, which is the primary feed source for chicken, has been the increasing demand for corn by the ethanol industry as an alternative fuel source, as most ethanol plants in the United States primarily use corn to make ethanol. This increased demand on the nation’s corn crop has had and may continue to have an unfavorable impact on chicken prices. Additionally, environmental and animal rights regulations or voluntary programs could increase the cost or supply of chicken and other foods. We occasionally ask our suppliers to use futures contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transaction could be materially and adversely affected, at both company-operated and franchised restaurants.

Negative publicity could reduce sales at some or all of our restaurants.

We are, from time to time, faced with negative publicity at one or more of our restaurants relating to (i) food quality; (ii) the safety, sanitation, and welfare of chicken, which is our principal food product; (iii) restaurant facilities; (iv) customer complaints or litigation alleging illness or injury; (v) health inspection scores; (vi) integrity of our or our suppliers’ food processing and other policies, practices, and procedures; (vii) employee relationships; or (viii) other matters. Negative publicity can adversely affect us, regardless of whether an allegation is valid or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants, including our franchised restaurants. For example, we, or other chicken purveyors or restaurant companies generally, could come under criticism from animal rights and welfare activists for our business practices or those of our suppliers. Such criticisms could impair our brand, our restaurant sales, our hiring, our expansion plans, and the performance of our franchisees. If we changed our practices because of concerns about animal welfare, or in response to such criticisms, our costs might increase, or we might have to change our suppliers or our menu. The risk of negative publicity is particularly great with respect to our franchised restaurants, because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate those unrelated businesses with our operations. Employee claims against us or our franchisees based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that could otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims, or an increase in the number of successful claims, could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Although we have exhibited positive net income in 2014 to 2016, before fiscal 2014, we incurred net losses in each of the preceding seven fiscal years. We may incur net losses in the future, and we cannot guarantee that we will sustain profitability.

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

We have substantial debt service obligations. At December 28, 2016, our total debt was approximately $104.5 million (including capital lease obligations), and we had $87.9 million of credit available under our secured revolving credit facility, which was reduced by approximately $8.1 million from outstanding letters of credit.

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

We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. As of December 28, 2016, our top 10 franchisees operated over 66% of our franchised restaurants and two franchisees operated over 36% of our franchised restaurants. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.

As of December 28, 2016, we had executed development agreements that represent commitments to open 49 franchised restaurants at various dates through 2019. Although we have developed criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees that we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. Failures of developers and franchisees to open and operate franchises successfully could materially and adversely affect our reputation, brand, business, financial condition, results of operations, cash flows, and ability to attract prospective franchisees.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop those restaurants. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain necessary permits and government approvals, or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under their subleases, or otherwise fail to honor or default under the terms of their subleases, we will be financially obligated under a master lease and could be materially and adversely affected. In the past, franchisees have entered bankruptcy or receivership, which can lead to sale or closure of franchises, cause underperformance or underinvestment in capital expenditures, or lead to nonpayment of us or other creditors, and these circumstances could recur in the future.

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

We accept electronic payment cards from our customers in our restaurants. For the fiscal year ended December 28, 2016, approximately 51% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.

We also receive and maintain certain personal information about our customers and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as the results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information. Privacy and information security laws and regulations change over time, and compliance with those changes may result in cost increases due to necessary system and process changes.

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially and adversely affect our business, including our ability to establish and maintain brand awareness.

We have registered El Pollo Loco ®, Pollo Bowl ®, The Crazy Chicken ®, and certain other names used by our restaurants as trademarks or service marks with the PTO and El Pollo Loco® in approximately 42 foreign countries. In addition, the El Pollo Loco logo, website name and address, and Facebook, Twitter, Instagram and YouTube accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are inadequate, or if any third party misappropriates or infringes upon our intellectual property, whether in print, on the Internet, or through other media, our brands and branded products could fail to maintain or achieve market acceptance and the value of our brands could be harmed, materially and adversely affecting our business. There can be no assurance that all of the steps that we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.

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

Our business is subject to the risk of litigation by employees, consumers, suppliers, stockholders, and others through private actions, class actions, administrative proceedings, regulatory actions, and other litigation. The outcome of litigations, particularly class and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination, and similar matters. A number of these lawsuits have resulted in payments of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers, and failure to pay for all hours worked. In the past, we have been a party to wage and hour class action lawsuits and are currently a party to such lawsuits on behalf of purported classes. See Item 3, “Legal Proceedings.”

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

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs, because of increased competition for employees, a decrease in the labor supply due to changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, higher employee-turnover rates, unionization of restaurant workers, or increases in federal, state, or local minimum wages or in other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our and our franchisees’ operating expenses could increase, and our growth could be adversely affected.

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. The federal minimum wage has been $7.25 per hour since July 24, 2009. From January 1, 2016, to December 31, 2016, the State of California (where most of our restaurants are located) had a minimum wage of $10.00 per hour. From January 1, 2008, to June 30, 2014, it had been $8.00 per hour and from July 1, 2014 to December 31, 2015, it had been $9.00 per hour. It rose to $10.50 per hour on January 1, 2017, and is scheduled to rise to (i) $11.00 per hour on January 1, 2018, (ii) $12.00 per hour on January 1, 2019, (iii) $13.00 per hour on January 1, 2020, (iv) $14.00 per hour on January 1, 2021, and (v) $15.00 per hour on January 1, 2022, subject, in each case (except for the case of $10.50 per hour), to the governor’s ability to pause any scheduled increase (“off-ramp” provisions) for one year if either economy or budget conditions are met. Initial determinations are to be made by the governor by August 1 of each year prior to a January increase. The governor makes the final determination by September 1. Thereafter, the state minimum wage is to be indexed annually for inflation.

Local minimum wages may exceed or ramp up faster than state levels. In particular, the minimum wage in the City of Los Angeles and the unincorporated areas of the County of Los Angeles is scheduled to rise to $15.00 by July 1, 2020.

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

In 2016, approximately 75% of our revenue came from company-operated and franchised restaurants in the greater Los Angeles area, including 11% from the City of Los Angeles, 39% from other incorporated cities in the County of Los Angeles, and 1% from unincorporated areas of the County of Los Angeles. Those restaurants that are not directly covered by these ordinances may be covered by future ordinances, may face competitive or political pressures to match these wage levels, or may suffer from any regional economic distress caused by these ordinances.

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

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or to pay a monthly per-employee fee or penalty for non-compliance. Under current law, changes in government-mandated health care benefits under the PPACA are anticipated to remain constant over last year. In 2016, we experienced a marginal enrollment increase in our health plans with newly eligible employees. Because participation in the health plans by new, full-time employees was marginal, the cost increases did not result in modifications to our business practices. However, future cost increases may be material and any future modifications to our business practices may be disruptive to our operations and impact our ability to attract and retain personnel.

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

Changes in health, safety, construction, labor, environmental, or other laws or regulations, including changes to or repeal of the PPACA, could impose costs upon us, including transition costs. Such transition costs could include uncertainties about how the new laws or regulations might be interpreted, enforced, or litigated by either regulators or private parties. Such changes could also have economic implications for our customers. For example, changes to health insurance law could diminish our customers’ disposable incomes and thus reduce their frequency of eating or ordering out, even from QSR or fast casual restaurants, including us.

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

Our payments under the TRA may be material. As of December 28, 2016, we had an accrued payable related to this agreement of approximately $38.7 million. In fiscal 2016, we paid $3.2 million to our pre-IPO stockholders under the TRA.

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

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.5% of our outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of our common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called. Currently, three of our nine directors, including our chairman, are affiliated with Trimaran or Freeman Spogli.

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

We are a holding company with no material direct operations. Our principal assets are the equity interests that we indirectly hold in our operating subsidiary, El Pollo Loco, Inc. (“EPL”), which owns our operating assets. As a result, we are dependent on loans, dividends, and other payments from EPL, our operating company and indirect wholly owned subsidiary, and from EPL Intermediate, Inc. (“Intermediate”), our direct wholly owned subsidiary, to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. Although we do not expect to pay dividends on our common stock for the foreseeable future, if we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.

Under our secured revolving credit facility, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, (ii) pay under the TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5.0 million in other restricted payments per year, and (d) make other restricted payments, provided that such payments would not cause, in each case, on a pro forma basis, (x) its lease-adjusted consolidated leverage ratio to equal or exceed 4.25 times and (y) its consolidated fixed charge coverage ratio to be less than 1.75 times.

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

As a public company, we are subject to the reporting requirements of the Exchange Act and of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), to the listing requirements of the NASDAQ Global Select market (the “NASDAQ”), and to other applicable securities statutes and regulations. These statutes and regulations have increased, and will continue to increase, our legal, accounting, and financial compliance costs, and have made, and will continue to make, some activities more time-consuming and costly, particularly after we cease to be an “emerging growth company,” as defined in the JOBS Act. For example, these statutes and regulations could make it more difficult and costly for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or to incur substantial costs to maintain the same or similar coverage. These statutes and regulations could also make it more difficult for us to attract and retain qualified individuals to serve on our board of directors, on board committees, or as executive officers. Our management and other personnel devote a substantial amount of time to compliance initiatives. As a result, management’s attention may be diverted from other business concerns, which could harm our business and operating results. Although we have hired additional employees to comply with these requirements, we may need to hire more employees in the future, which will increase our costs and expenses.

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

We were not previously required to assess the effectiveness of our internal control over financial reporting; we have and may continue to identify deficiencies as we do so.

Section 404(a) of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of internal control over financial reporting, starting with our second annual report. Prior to our second annual report, we were not subject to this requirement. Accordingly, as we continue to mature as a public company and follow the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies.

In particular, as disclosed under Item 9A, “Controls and Procedures,” in the first quarter of 2017, in the process of evaluating the effectiveness of our internal control over financial reporting, we identified material weaknesses, discussed in Item 9A, in our internal control over financial reporting as of December 28, 2016. These and future deficiencies or weaknesses, whether or not identified or remediated, or failure to achieve and maintain an effective internal control environment generally, could have a material adverse effect on our business, our finances and financial reporting, and our stock price.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur could also depress the market price of our common stock or impede our ability to raise equity capital. No lock-up agreements presently are in effect. LLC presently owns approximately 43.5% of our outstanding common stock and could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied.

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

As of February 28, 2017, we had an aggregate of 158,632,653 shares of common stock authorized, unissued, and not reserved for incentive plan issuance. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.

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

As of December 28, 2016, our restaurant system consisted of 460 restaurants, comprised of 201 company-operated restaurants and 259 franchised restaurants, located in California, Arizona, Nevada, Texas, and Utah. In addition, we currently license our brand to two restaurants in the Philippines. We have not included these two licensed restaurants as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation.

State	Company- Operated	Franchised	Total
California	157	216	373
Nevada	22	5	27
Arizona	3	19	22
Texas	18	16	34
Utah	1	3	4
Total	201	259	460

Our restaurants are either free-standing facilities, typically with drive-thru capability, or in-line. A typical restaurant generally ranges from 2,200 to 3,000 square feet, with seating for approximately 50-70 people. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with two or three renewal terms of five years.

Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, currently operating 12 and licensing three to franchisees. In addition, we operate 186 company-operated restaurants on leased real estate, an owned operating unit with additional parking on leased real estate, and have another 16 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have one closed unit and two units subleased for uses other than El Pollo Loco.

We lease our headquarters, consisting of approximately 29,880 square feet in Costa Mesa, California, for a term expiring in 2023, plus one three-year extension option. Our headquarters is located at 3535 Harbor Boulevard, Suite 100, Costa Mesa, California 92626, and our telephone number is (714) 599-5000. We believe that our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

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

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and LLC, Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). On July 25, 2016, the Court issued an order granting, without prejudice, Holdings’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants intend to vigorously defend against the claims asserted.

In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings directors and officers, and LLC. The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, allegedly on behalf of Holdings in the same venue naming the same defendants with substantially the same allegations arising from the same set of facts.

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

	Low	High
Fiscal 2015:
First Quarter (January 1, 2015-April 1, 2015)	$19.98	$28.09
Second Quarter (April 2, 2015-July 1, 2015)	$20.30	$29.20
Third Quarter (July 2, 2015-September 30, 2015)	$10.25	$20.84
Fourth Quarter (October 1, 2015-December 30, 2015)	$9.58	$13.33
Fiscal 2016:
First Quarter (December 31, 2015-March 30, 2016)	$10.21	$15.44
Second Quarter (March 31, 2016-June 29, 2016)	$10.50	$14.98
Third Quarter (June 30, 2016-September 28,2016)	$12.16	$14.61
Fourth Quarter (September 29, 2016-December 28, 2016)	$10.08	$13.50

As of February 28, 2017, the closing price per share of our common stock on the NASDAQ was $12.50.

As of February 28, 2017, there were approximately 11 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories. As of the same date, there were approximately 24,632 registered and beneficial accounts.

Dividend Policy

We do not expect to pay dividends in the foreseeable future because we intend to use cash flow generated by operations to grow our business. Any future determination otherwise will be at the discretion of our board of directors and depend upon our financial condition, results of operations, capital requirements, and other factors. In addition, the 2014 Revolver (defined below) restricts our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt and Other Obligations-Current Credit Agreement, “Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock,” and Note 1 to our consolidated financial statements included elsewhere in this report.

Issuer Purchases of Equity Securities

In the quarterly period ended December 28, 2016, neither we nor any affiliated purchaser made or had made on our or its behalf any purchases of equity securities, including for exercise price and tax withholdings related to awards under our compensation plans.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

The following graph and table illustrate the total return from July 25, 2014, through December 28, 2016, for (i) our common stock, (ii) the NASDAQ Composite Total Return Index, and (iii) the Standard and Poor’s Supercomposite Restaurants Index, assuming the investment of $100 at the beginning of the period (at the closing price on our first day of trading of $24.03), reinvestment of dividends, and no transaction costs.

The graph and table are furnished and not filed with the SEC, and are not incorporated by reference into any other filing. They are not a forecast of future performance.

Date	LOCO	NASDAQ Composite	S&P Supercomposite Restaurants Index
July 25, 2014	$100.00	$100.00	$100.00
September 24, 2014	$148.65	$102.61	$99.36
December 31, 2014	$83.10	$107.02	$105.22
April 1, 2015	$104.91	$110.61	$112.22
July 1, 2015	$85.19	$113.95	$119.52
September 30, 2015	$44.86	$105.30	$121.36
December 30, 2015	$52.77	$115.81	$127.95
March 30, 2016	$55.97	$111.68	$133.22
June 29, 2016	$52.73	$109.97	$128.46
September 28, 2016	$54.35	$122.74	$127.33
December 28, 2016	$52.43	$125.90	$136.03

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year
	2016	2015	2014	2013	2012
Statements of Income Data:
Revenue
Company-operated restaurant revenue	$355,468	$332,040	$322,516	$294,327	$274,928
Franchise revenue	24,655	23,017	22,345	20,400	18,682
Total revenue	380,123	355,057	344,861	314,727	293,610
Cost of operations
Food and paper costs	107,218	105,917	102,611	93,589	85,428
Labor and related expenses	97,471	84,231	80,646	75,669	73,406
Occupancy and other operating expenses	78,263	69,977	68,538	63,150	61,636
Gain on recovery of insurance proceeds, lost profits	(502)	—	—	—	—
Company restaurant expenses	282,450	260,125	251,795	232,408	220,470
General and administrative expenses	34,661	28,997	29,519	25,506	24,451
Franchise expenses	3,823	3,456	3,704	3,841	3,647
Depreciation and amortization	16,053	13,092	11,538	10,213	9,530
Loss on disposal of assets	674	471	646	868	966
Expenses related to fire loss	48	—	—	—	—
Gain on recovery of insurance proceeds, property, equipment and expenses	(741)	—	—	—	—
Asset impairment and closed-store reserves	8,554	92	1,033	(101)	1,494
Total expenses	345,522	306,233	298,235	272,735	260,558
Gain on disposition of restaurants	28	—	2,658	400	—
Income from operations	34,629	48,824	49,284	42,392	33,052
Interest expense, net	3,155	3,707	18,062	36,334	38,890
Early extinguishment of debt	—	—	9,718	21,530	—
Expenses related to selling shareholders	—	50	667	—	—
Income tax receivable agreement expense	352	156	41,382	—	—
Income (loss) before (provision) benefit for income taxes	31,122	44,911	(20,545)	(15,472)	(5,838)
(Provision) benefit for income taxes	(12,783)	(20,857)	63,008	(1,401)	(2,027)
Net income (loss)	$18,339	$24,054	$42,463	$(16,873)	$(7,865)
Per Share Data:
Net income (loss) per share
Basic	$0.48	$0.63	$1.32	$(0.59)	$(0.27)
Diluted	$0.47	$0.62	$1.24	$(0.59)	$(0.27)
Weighted average shares used in computing net income (loss) per share
Basic	38,357,805	37,949,316	32,285,484	28,712,622	28,712,194
Diluted	39,026,950	39,039,558	34,346,241	28,712,622	28,712,194
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$49,299	$57,971	$26,085	$19,700	$19,409
Net cash used in investing activities	$(35,202)	$(30,835)	$(21,401)	$(13,787)	$(14,993)
Net cash used in financing activities	$(18,030)	$(32,534)	$(10,200)	$(10,385)	$(1,920)

	Fiscal Year
	2016	2015	2014	2013	2012
Balance Sheet Data—Consolidated (at period end):
Cash and cash equivalents	$2,168	$6,101	$11,499	$17,015	$21,487
Net property (1)	$118,470	$102,421	$82,090	$68,641	$64,808
Total assets	$471,305	$461,028	$455,306	$416,942	$417,898
Total debt (2)	$104,461	$123,638	$165,846	$289,242	$274,621
Total stockholders’ equity	$265,182	$244,633	$210,400	$48,536	$64,587

(1)	Net property consists of property owned, net of accumulated depreciation and amortization.
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

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2014, 2015, and 2016 ended on December 31, 2014, December 30, 2015 and December 28, 2016, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2015 and 2016 were 52-week fiscal years. Fiscal 2014 was a 53-week fiscal year. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2016 refer to the fiscal year ended December 28, 2016.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken in front of our customers and operates in the LSR segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional QSRs, a combination that we call “QSR+” and that provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our engaging team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, sides, and, throughout the year, on a limited-time basis, alternative proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Ultimate Pollo Bowl, and Stuffed Chicken Avocado Quesadilla. Our salsas and dressings are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced day-part mix.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:

•	expand our restaurant base;
•	increase our comparable restaurant sales; and
•	enhance operations and leverage our infrastructure.

As of December 28, 2016, we had 460 locations in five states. In fiscal 2016, we opened 18 new company-operated and 13 new franchised restaurants across Arizona, California, Nevada, Utah and Texas. In fiscal 2015, we opened 14 new company-operated and five new franchised restaurants across Arizona, California, Nevada and Texas. In 2017, we intend to open 15 to 20 new company-operated and 8 to 12 new franchised restaurants in Arizona, California, Nevada, Utah and Texas. Over the long term, we plan to grow the number of El Pollo Loco restaurants by 8%-10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed. On October 3, 2016, the Company announced a two unit franchise development agreement with Listo Way Group LLC to develop El Pollo Loco restaurants in Lafayette, Louisiana.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2016, our restaurants generated company-operated restaurant revenue of $355.5 million and system-wide sales of $795.4 million, and system comparable sales increased 0.9%, consisting of company-operated restaurant comparable sales growth of 0.6% and franchised comparable sales growth of 1.1%. The company-operated comparable sales increase consisted of a 0.3% transaction increase and a 0.3% check growth. In fiscal 2016, for company-operated restaurants, our annual AUV was $1.9 million, restaurant contribution margin was 20.5%, and Adjusted EBITDA was $65.6 million.

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

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company-operated restaurant revenue and comparable restaurant sales may fluctuate.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue.

	Fiscal Year
(Dollar amounts in thousands)	2016	2015	2014
Company-operated restaurant revenue	$355,468	$332,040	$322,516
Franchise revenue	24,655	23,017	22,345
Total Revenue	380,123	355,057	344,861
Franchise revenue	(24,655)	(23,017)	(22,345)
Sales from franchised restaurants	439,973	421,344	400,692
System-wide sales	$795,441	$753,384	$723,208

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 28, 2016, December 30, 2015 and December 31, 2014, there were 409, 397, and 397 comparable restaurants, 169, 160, and 160 company-operated and 240, 237 and 237 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2016	2015	2014
Company-operated restaurant revenue	$355,468	$332,040	$322,516
Company restaurant expenses	282,450	260,125	251,795
Restaurant contribution	$73,018	$71,915	$70,721
Restaurant contribution margin (%)	20.5%	21.7%	21.9%

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

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, provision (benefit) for income taxes, depreciation, and amortization. Adjusted EBITDA represents net income before interest expense, provision (benefit) for income taxes, depreciation, amortization, and items that we do not consider representative of our on-going operating performance, as identified in the reconciliation table below.

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

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider them in isolation, or as substitutes for analysis of our results as reported under GAAP. Some of these limitations are (i) they do not reflect our cash expenditures, or future requirements for capital expenditures or contractual commitments, (ii) they do not reflect changes in, or cash requirements for, our working capital needs, (iii) they do not reflect interest expense, or the cash requirements necessary to service interest or principal payments, on our debt, (iv) although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements, (v) they do not adjust for all non-cash income or expense items that are reflected in our statements of cash flows, (vi) they do not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our on-going operations, and (vii) other companies in our industry may calculate these measures differently than we do, limiting their usefulness as comparative measures.

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income):

	Fiscal Year
	2016	2015	2014
Net income	$18,339	$24,054	$42,463
Non-GAAP adjustments:
Provision (benefit) for income taxes	12,783	20,857	(63,008)
Interest expense, net	3,155	3,707	18,062
Depreciation and amortization	16,053	13,092	11,538
EBITDA	$50,330	$61,710	$9,055
Stock based compensation expense (a)	1,063	539	1,093
Management fees (b)	—	—	343
Loss on disposal of assets (c) (d)	674	471	646
Expenses related to fire loss (d)	48	—	—
Gain on recovery of insurance proceeds, property, equipment, and expenses(d)	(741)	—	—
Asset impairment and closed-store reserves (e)	8,554	92	1,033
Early extinguishment of debt (f)	—	—	9,718
Gain on disposition of restaurants (g)	(28)	—	(2,658)
Expense related to selling shareholders (h)	—	50	667
Income tax receivable agreement expense (i)	352	156	41,382
Tax credit expense (j)	—	—	415
Securities class action legal expense (k)	2,696	993	—
Pre-opening costs (l)	2,624	1,456	1,215
Adjusted EBITDA	$65,572	$65,467	$62,909

(a)	Includes non-cash, stock-based compensation.
(b)	Includes management fees and other out-of-pocket costs paid to affiliates of Trimaran and Freeman Spogli up through our IPO. This agreement was cancelled in conjunction with the IPO.
(c)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(d)

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of income, for fiscal 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016. In 2015, the Company disposed of $0.1 million of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

(e)

Includes costs related to impairment of long-lived assets and closing restaurants. During fiscal 2016, the Company determined that the carrying value of the assets of nine restaurants, in Arizona, California and Texas, may not be recoverable. As a result, the Company recorded a $8.3 million expense related to the impairment of the assets of the nine restaurants. The Company continues to monitor the recoverability of the carrying value of the assets of several other restaurants, opened between 2014 and 2016.

(f)	Includes costs associated with our debt refinancing transactions in December 2014 and the repayment of our 2013 Second Lien Term Loan with a portion of the proceeds of our IPO in July 2014.
(g)

On September 24, 2014, we completed the sale of six company-operated restaurants in the greater San Antonio area. This sale resulted in cash proceeds of $5.4 million, a decrement to goodwill of $0.7 million and a net gain of $2.7 million. These six restaurants are now franchised. On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of less than $0.1 million, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statements of income. This restaurant is now included in our franchised restaurant totals.

(h)

Includes: (1) Costs related to the sale, in the second quarter of 2015, of 5.4 million shares of common stock in a block trade to various investors, by our largest shareholder, which was at that time our majority shareholder, pursuant to Rule 144 under the Securities Act. This shareholder owns stock in us not registered under the Securities Act. Under our stockholders agreement, this shareholder may require us to register stock in us that it owns, under the Securities Act. In that event, we are responsible for all registration expenses. In lieu of the shareholder’s exercise of its registration rights, we agreed to bear the expenses incident to the shareholder’s sale of these shares using Rule 144. (2) Costs related to our secondary offering of stock on November 25, 2014.

(i)

On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In fiscal 2016, the income tax receivable agreement expense consisted of the amortization of interest expense related to our total expected TRA payments.

(j)	Consists of the cost to obtain the tax credits recorded in the third and fourth quarters of 2014.
(k)	Consists of costs related to a securities class action lawsuit. See Item 3, “Legal Proceedings”.
(l)

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

Highlights and Trends

Comparable Restaurant Sales

In fiscal 2016, 2015, and 2014, comparable restaurant sales system-wide increased 0.9%, 2.2%, and 7.0%, respectively. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 0.6% in fiscal 2016, 1.0% in fiscal 2015, and 5.8% in fiscal 2014. In fiscal 2016, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 0.3% and an increase in transactions of 0.3%. In fiscal 2015, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 2.9% offset by a decrease in transactions of 1.9%. In fiscal 2014, the increase in company-operated comparable restaurant sales was driven by an increase in average check size of 3.3% and by transaction growth of 2.5%. In fiscal 2016, 2015, and 2014, comparable restaurant sales at franchised restaurants increased 1.1%, 3.1%, and 8.0%, respectively.

Restaurant Development

Since 2011, we have focused on repositioning our brand, improving operational efficiency and brand awareness, strengthening our management team, and refinancing our indebtedness in preparation for future growth. New restaurant development is expected to be a key driver of our growth strategy. In fiscal 2016, we opened 18 company-operated restaurants, and our franchisees opened 13 new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2016, the Company and our franchisees each closed two restaurants. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year
	2016	2015	2014
Company-operated restaurant activity:
Beginning of period	186	172	168
Openings	18	14	11
Restaurant sale to franchisee	(1)	—	(6)
Closures	(2)	—	(1)
Restaurants at end of period	201	186	172
Franchised restaurant activity:
Beginning of period	247	243	233
Openings	13	5	5
Restaurant sale to franchisee	1	—	6
Closures	(2)	(1)	(1)
Restaurants at end of period	259	247	243
Total restaurant activity:
Beginning of period	433	415	401
Openings	31	19	16
Closures	(4)	(1)	(2)
Restaurants at end of period	460	433	415

Restaurant Remodeling

We and our franchisees commenced our remodeling program in 2011 and, as of December 28, 2016, together we had remodeled 106 company-operated and 183 franchised restaurants, or 289 system-wide, over 75% of our restaurant system due to be remodeled. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.

2014 Refinancing

In December 2014, we refinanced our $15.0 million first lien revolving credit facility (the “2013 Revolver”) and a $190.0 million first lien term loan facility (the “2013 First Lien Term Loan,” and, together with the 2013 Revolver, the “2013 First Lien Credit Agreement”) by entering into a $200.0 million first lien revolving credit facility (the “2014 Revolver”) (such refinancing, the “2014 Refinancing”). The 2014 Revolver carries longer maturities and lower interest rates than the indebtedness that it replaced. The 2014 refinancing combined with the pre-payment of $42.0 million on the 2014 Revolver in 2015, resulted in a reduction of interest expense of $14.3 million in 2015 compared to 2014.

2013 Refinancing

In October 2013, we refinanced our $12.5 million first lien revolving credit facility, $170.0 million first lien term loan facility, and $105.0 million 17% Second Priority Senior Secured Notes due 2018 (collectively, the “2011 Financing Agreements”) by entering into the 2013 First Lien Credit Agreement and a $100.0 million second lien term loan facility (the “2013 Second Lien Term Loan,” and, together with the 2013 First Lien Credit Agreement, the “2013 Credit Agreements”) (such refinancing, the “2013 Refinancing”). The 2013 Credit Agreements carried longer maturities and lower interest rates than the indebtedness that they replaced. Following the completion of the 2013 Refinancing, our interest expense declined by approximately $17.8 million on an annualized basis, or approximately 49% of our $36.3 million of interest expense in fiscal 2013. We repaid in full the 2013 Second Lien Term Loan with the majority of the net proceeds from our IPO.

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

We do not amortize our goodwill and indefinite-lived intangible assets. We perform an annual impairment test for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our annual goodwill impairment assessment at December 28, 2016, we performed a qualitative assessment and concluded that the fair value of the reporting unit to which goodwill was assigned exceeded our book equity. Accordingly, we did not identify any goodwill impairment.

We perform an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our impairment test for indefinite-lived intangible assets at December 28, 2016, we performed a qualitative assessment and concluded that the fair value of the indefinite-lived intangible assets exceeded their carrying value and that there was no impairment.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 28, 2016, we had federal and state net operating loss (“NOL”) carryforwards of $73.8 million and $52.1 million, respectively. These Federal and State NOLs expire beginning in 2028 and 2025, respectively.

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

At December 25, 2013, we maintained a full valuation allowance against our deferred tax assets. After evaluating all of the positive and negative evidence, including our continued income from operations, reduction in interest expense resulting from the 2014 and 2013 refinancing of debt and from our completed IPO and the resultant repayment of the 2013 Second Lien Term Loan, we concluded that it was more likely than not that our deferred tax assets would be recovered. As a result, in fiscal 2014, we released our valuation allowance totaling approximately $65.0 million. We had previously maintained a full valuation allowance on our deferred tax assets, as we had been experiencing continuing taxable losses. In 2015, a valuation allowance of $2.9 million was established to reserve against the potential that certain tax credits may not be utilized prior to the date they expire. In 2016, the valuation allowance increased by $0.4 million.

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

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. We are permitted to make TRA payments under the 2014 Revolver. In fiscal 2014, we incurred charges totaling approximately $41.4 million relating to the present value of our total estimated TRA payments. The TRA charge of $41.4 million is a permanent add-back to the Company’s taxable income that resulted in approximately $14.0 million of tax expense for 2014. In fiscal 2016 and 2015, we incurred charges of $0.4 million and $0.2 million, respectively, related to the amortization of the present value of the TRA obligation.

In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. As of fiscal 2016, the deferred asset balance for various tax credits was $5.9 million. The fiscal 2016 provision includes a $3.3 million valuation allowance against our deferred tax asset, resulting from certain tax credits that may not be realizable prior to the time the credits expire. Also, in fiscal 2016, federal work opportunity tax credits (“WOTC”) of approximately $0.4 million were generated.

Stock-Based Compensation

We measure and recognize compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. In fiscal 2016, the Company granted 329,673 options with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2016 and 2014 had a four-year vesting period. No options were granted in fiscal 2015. For options that were based on performance requirements, costs were recognized over the periods to which the performance criteria related. On November 15, 2016, the board of directors modified the vesting of the remaining performance based stock options to instead vest based solely on time. As of December 28, 2016, there were no remaining performance based stock options outstanding. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, we utilize the Black–Scholes option pricing model.

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

Early Extinguishment of Debt

The proceeds from our IPO in July 2014 were primarily used to repay the 2013 Second Lien Term Loan. In December 2014, we refinanced our then-existing debt, replacing the 2013 Revolver and the 2013 First Lien Term Loan with the 2014 Revolver. As a result of the repayment of the 2013 Second Lien Term Loan and the 2014 Refinancing, in fiscal 2014 we incurred charges for prepayment penalties and fees, call premium, accelerated accretion, and write-off of deferred financing costs and fees and of unamortized discount.

(Provision) Benefit for Income Taxes

(Provision) benefit for income taxes consists of federal and state taxes on our income.

Results of Operations

Fiscal Year 2016 Compared to Fiscal Year 2015

Our operating results for the fiscal years ended December 28, 2016, and December 30, 2015, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2016 (52-Weeks)		2015 (52-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statements of Income Data:
Revenue
Company-operated restaurant revenue	$355,468	93.5	$332,040	93.5	$23,428	7.1
Franchise revenue	24,655	6.5	23,017	6.5	1,638	7.1
Total revenue	380,123	100.0	355,057	100.0	25,066	7.1
Cost of operations
Food and paper costs (1)	107,218	30.2	105,917	31.9	1,301	1.2
Labor and related expenses (1)	97,471	27.4	84,231	25.4	13,240	15.7
Occupancy and other operating expenses (1)	78,263	22.0	69,977	21.1	8,286	11.8
Gain on recovery of insurance proceeds, lost profits (1)	(502)	(0.1)	—	—	(502)	N/A
Company restaurant expenses (1)	282,450	79.5	260,125	78.3	22,325	8.6
General and administrative expenses	34,661	9.1	28,997	8.2	5,664	19.5
Franchise expenses	3,823	1.0	3,456	1.0	367	10.6
Depreciation and amortization	16,053	4.2	13,092	3.7	2,961	22.6
Loss on disposal of assets	674	0.2	471	0.1	203	43.1
Expenses related to fire loss	48	0.0	—	—	48	N/A
Gain on recovery of insurance proceeds, property, equipment and expenses	(741)	(0.2)	—	—	(741)	N/A
Asset impairment and closed-store reserves	8,554	2.3	92	0.0	8,462	9,197.8
Total expenses	345,522	90.9	306,233	86.2	39,289	12.8
Gain on disposition of restaurants	28	0.0	—	—	28	100.0
Income from operations	34,629	9.1	48,824	13.8	(14,195)	(29.1)
Interest expense, net	3,155	0.8	3,707	1.0	(552)	(14.9)
Expenses related to selling shareholders	—	—	50	0.0	(50)	(100.0)
Income tax receivable agreement expense	352	0.1	156	0.0	196	125.6
Income before provision for income taxes	31,122	8.2	44,911	12.6	(13,789)	(30.7)
Provision for income taxes	(12,783)	(3.4)	(20,857)	(5.9)	8,074	(38.7)
Net income	$18,339	4.8	$24,054	6.8	$(5,715)	(23.8)
(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator.  All other percentages use total revenue.

Company-Operated Restaurant Revenue

In fiscal 2016, company-operated restaurant revenue increased $23.4 million, or 7.1%, due to $25.0 million of additional sales from new restaurants. In addition, company-operated revenue was favorably impacted by an increase in company-operated comparable restaurant sales of $1.8 million, or 0.6%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 0.3% and an increase in transactions of 0.3% compared to the prior year. The increase in company-operated restaurant revenue was partially offset by $3.4 million of lost sales from closed restaurants.

Franchise Revenue

In fiscal 2016, franchise revenue increased $1.6 million, or 7.1%. This increase was due primarily to an increase in franchised comparable restaurant sales of 1.1%, and $0.6 million in higher point of sales revenue, resulting primarily from additional franchise units.

Food and Paper Costs

Food and paper costs increased $1.3 million in fiscal 2016, due to a $0.9 million increase in food costs and a $0.4 million increase in paper costs. This increase was due primarily to higher restaurant revenue, partially offset by lower commodity costs, resulting primarily from lower chicken expense. Food and paper costs as a percentage of company-operated restaurant revenue were 30.2% in fiscal 2016, compared to 31.9% in fiscal 2015. This decrease in percentage was due primarily to the lower commodity costs, noted above, and increases in average check size, due to menu price increases at the end of 2015 and during 2016.

Labor and Related Expenses

Payroll and benefit expenses increased $13.2 million in fiscal 2016. This increase was due primarily to additional labor needs arising from the opening of 18 new restaurants in fiscal 2016 and 14 new restaurants in fiscal 2015, and minimum wage increases in California in January 2016 and Los Angeles in July 2016. This was partially offset by lower workers compensation expense due to lower claims activity. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 27.4% in fiscal 2016, compared to 25.4% in fiscal 2015. This increase was primarily due to the minimum wage increases and incremental labor required for the new restaurant openings, noted above, partially offset by lower worker’s compensation expense and higher restaurant revenue.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $8.3 million in fiscal 2016. This increase was primarily due to (i) a $3.3 million increase in other operating expenses, resulting primarily from the new restaurants opened in fiscal 2016 and 2015, and an increase in travel and restaurant security costs, (ii) a $3.2 million increase in occupancy costs, largely related to additional rent due to the additional stores, (iii) a $0.9 million increase in advertising and (iv) a $0.9 million increase in repair and maintenance costs. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue was 22.0% in fiscal 2016, compared to 21.1% in fiscal 2015. This increase was primarily related to the higher costs noted above, partially offset by higher restaurant revenue.

Gain on Recovery of Insurance Proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of income, for fiscal 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016. In 2015, the Company disposed of $0.1 million of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

General and Administrative Expenses

General and administrative expenses increased $5.7 million in fiscal 2016. The increase was due primarily to (i) a $2.0 million increase in legal expense related primarily to the securities class action litigation, (ii) a $1.2 million increase in restaurant pre-opening costs, (iii) a $0.9 million increase in payroll expense, due primarily to an increase in corporate employees, partially offset by a reduction in the accrual for the expected payments related to the Company’s annual bonus program and (iv) a $1.6 million increase in other general and administrative costs primarily related to increases in professional fees, stock option expense, dead-site costs and travel. General and administrative expenses as a percentage of total revenue were 9.1% in fiscal 2016, compared to 8.2% in fiscal 2015. This increase was due primarily to the higher costs, noted above, partially offset by higher restaurant revenue.

Asset Impairment and Closed-Store Reserves

During fiscal 2016, the Company determined that the carrying value of the assets of nine restaurants, in Arizona, California and Texas, may not be recoverable. As a result, the Company recorded $8.3 million of expense related to the impairment of the assets of the nine restaurants. The Company continues to monitor the recoverability of the carrying value of the assets of several other restaurants.

Gain on Disposition of Restaurants

On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of less than $0.1 million, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statements of income. This restaurant is now included in our franchised restaurant totals.

Interest Expense, Net

Interest expense, net, decreased $0.6 million in fiscal 2016. This decrease was due primarily to pre-payments on the 2014 Revolver, reducing our outstanding balance to $104.0 million as of December 28, 2016 compared to an outstanding balance of $123.0 million as of December 30, 2015.

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

Income Tax Receivable Agreement

In fiscal 2016 and 2015, we incurred income tax receivable agreement expense of $0.4 million and $0.2 million respectively, resulting from the amortization of interest expense related to our total expected TRA payments, changes in estimates for actual tax returns filed and an adjustment to the expected TRA liability, due to the expected realization of various pre-IPO tax credits. We are permitted to make TRA payments under the 2014 Revolver. In fiscal 2016, we paid $3.2 million to our pre-IPO stockholders under the TRA.

(Provision) Benefit for Income Taxes

In fiscal 2016, we recorded an income tax provision of $12.8 million, compared to $20.9 million in fiscal 2015, reflecting an estimated effective tax rate of 41.1% and 46.4%, respectively. The lower effective tax rate resulted primarily from a $2.9 million valuation allowance against our deferred tax assets recorded in fiscal 2015, compared to an additional valuation allowance of $0.4 million recorded in fiscal 2016. The valuation allowance against our deferred tax assets resulted from certain tax credits that may not be realizable prior to the time the credits expire.

Fiscal Year 2015 Compared to Fiscal Year 2014

Our operating results for the fiscal years ended December 30, 2015 and December 31, 2014, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2015		2014
	(52-Weeks)		(53-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statements of Income Data:
Revenue
Company-operated restaurant revenue	$332,040	93.5	$322,516	93.5	$9,524	3.0
Franchise revenue	23,017	6.5	22,345	6.5	672	3.0
Total revenue	355,057	100.0	344,861	100.0	10,196	3.0
Cost of operations	—
Food and paper costs (1)	105,917	31.9	102,611	31.8	3,306	3.2
Labor and related expenses (1)	84,231	25.4	80,646	25.0	3,585	4.4
Occupancy and other operating expenses (1)	69,977	21.1	68,538	21.3	1,439	2.1
Company restaurant expenses (1)	260,125	78.3	251,795	78.1	8,330	3.3
General and administrative expenses	28,997	8.2	29,519	8.6	(522)	(1.8)
Franchise expenses	3,456	1.0	3,704	1.1	(248)	(6.7)
Depreciation and amortization	13,092	3.7	11,538	3.3	1,554	13.5
Loss on disposal of assets	471	0.1	646	0.2	(175)	(27.1)
Asset impairment and closed-store reserves	92	0.0	1,033	0.3	(941)	(91.1)
Total expenses	306,233	86.2	298,235	86.5	7,998	2.7
Gain on disposition of restaurants	—	—	2,658	0.8	(2,658)	(100.0)
Income from operations	48,824	13.8	49,284	14.3	(460)	(0.9)
Interest expense, net	3,707	1.0	18,062	5.2	(14,355)	(79.5)
Early extinguishment of debt	—	—	9,718	2.8	(9,718)	(100.0)
Expenses related to selling shareholders	50	0.0	667	0.2	(617)	(92.5)
Income tax receivable agreement expense	156	0.0	41,382	12.0	(41,226)	(99.6)
Income (loss) before (provision) benefit for income taxes	44,911	12.6	(20,545)	(6.0)	65,456	(318.6)
(Provision) benefit for income taxes	(20,857)	(5.9)	63,008	18.3	(83,865)	(133.1)
Net income	$24,054	6.8	$42,463	12.3	$(18,409)	(43.4)

(1)

Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator.  All other percentages use total revenue.

Company-Operated Restaurant Revenue

In fiscal 2015, company-operated restaurant revenue increased $9.5 million, or 3.0%, due to an increase in company-operated comparable restaurant sales of $3.1 million, or 1.0%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 2.9% offset by a decrease in transactions of 1.9% compared to the prior year. Company-operated restaurant revenue was also favorably impacted by $16.3 million of additional sales from new restaurants, and was partially offset by $5.5 million of lost sales from closed restaurants and $4.6 million for the additional week of operations, in fiscal 2014, in a 53-week fiscal year.

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

Food and Paper Costs

Food and paper costs increased $3.3million in fiscal 2015, due to a $3.7 million increase in food costs and a $0.4 million decrease in paper costs. This increase was due primarily to higher sales volume and to higher commodity costs, offset by lower packaging costs. Food and paper costs as a percentage of company-operated restaurant revenue were 31.9% in fiscal 2015, compared to 31.8% in fiscal 2014. This increase in percentage was due to higher commodity costs, offset by increases in average check size, due to menu price increases in the third and fourth quarter of 2014 and the first and fourth quarters of 2015.

Labor and Related Expenses

Payroll and benefit expenses increased $3.6 million in fiscal 2015. This increase was due primarily to additional labor needs arising from the opening of 14 new restaurants in fiscal 2015 and 11 new restaurants in fiscal 2014, a minimum wage increase in California in the third quarter of fiscal 2014 and increased medical and workers compensation expense, resulting primarily from increased claims activity. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 25.4% in fiscal 2015, compared to 25.0% in fiscal 2014. This increase was due primarily to the increase in medical and workers compensation expense noted above, partially offset by menu price increases.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $1.4 million in fiscal 2015. This increase was due primarily to (i) a $1.3 million increase in occupancy costs, due primarily to increased rent, as a result of new restaurants opened in fiscal 2015 and 2014, (ii) a $0.3 million increase in advertising costs, and (iii) a $0.2 million increase in operating expense, resulting primarily from higher credit and debit card processing fees. These increases were partially offset by a $0.4 million decrease in utility costs, due primarily to lower gas costs. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.1% in fiscal 2015, compared to 21.3% in fiscal 2014. This decrease was primarily due to the lower utility costs noted above.

General and Administrative Expenses

General and administrative expenses decreased $0.5million in fiscal 2015. The decrease was due primarily to (i) a $1.0 million capitalization of internal costs related to site selection and construction activities, (ii) a $0.6 million decrease in stock option expense, due primarily to certain options that were fully expensed in the prior year and the reversal of expense in the current year related to various performance based options that are not expected to meet their specific performance criteria and (iii) a $0.2 million decrease in payroll expense, due primarily to a reduction in the accrual for the expected payments related to the Company’s annual bonus program, partially offset by an increase in medical expense and an increase in corporate employees. These decreases in expense were partially offset by a $0.9 million increase in legal expense, resulting primarily from expense related to a securities class action case and a $0.2 million increase in restaurant opening costs, due primarily to increased company-operated restaurant openings in 2015 as compared to 2014. General and administrative expenses as a percentage of total revenue were 8.2% in fiscal 2015, compared to 8.6% in fiscal 2014. This decrease was due primarily to the reduction in costs noted above, and increased revenue.

Gain on Disposition of Restaurants

On September 24, 2014, we completed the sale of six company-operated restaurants in the greater San Antonio area to AA Pollo, resulting in cash proceeds of $5.4 million. Goodwill was decremented by $0.7 million, based on a calculation of the fair value of the restaurants sold relative to the fair value of the reporting unit retained. We recognized a net gain of $2.7 million on this transaction, which is recorded as a gain on disposition of restaurants in the accompanying statements of income. These six restaurants are now included in our franchised restaurant totals.

Interest Expense, Net

Interest expense, net, decreased $14.4 million in fiscal 2015. This decrease was due primarily to (i) the repayment of the 2013 Second Lien Term Loan with IPO proceeds in July 2014, (ii) the 2014 Refinancing in the fourth quarter of fiscal 2014, which further reduced the interest rate on our debt and (iii) the pre-payment of $42.0 million on the 2014 Revolver in fiscal 2015.

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

Income Tax Receivable Agreement

In fiscal 2014, we incurred charges totaling approximately $41.4 million relating to the present value of our total estimated TRA payments. In fiscal 2015, we incurred income tax receivable agreement expense of $0.2 million, resulting from the amortization of interest expense related to our total expected TRA payments, changes in estimates for actual tax returns filed and an adjustment to the expected TRA liability, due to the expected realization of various pre-IPO tax credits.

(Provision) Benefit for Income Taxes

In fiscal 2015, we recorded an income tax provision of $20.9 million, compared to an income tax benefit of $63.0 million in fiscal 2014. After evaluating all of the positive and negative evidence, including our continued profitability and the reduction in interest expense resulting from the 2013 Refinancing and from our completed IPO and the resultant repayment of the 2013 Second Lien Term Loan, we concluded that it was more likely than not that our deferred tax assets would be realized. As a result, in fiscal 2014, we released our valuation allowance of approximately $65.0 million. In addition, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. The fiscal 2015 provision includes a $2.9 million valuation allowance against our deferred tax assets resulting from certain tax credits that may not be realizable prior to the time the credits expire.

Inflation

For a discussion on the impact of inflation and changing prices on our net sales and revenues and on income from continuing operations, please refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk-Inflation”.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our secured revolving credit facility. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations and expansion plans for at least the next 12 months.

On July 30, 2014, we closed our IPO, the majority of the proceeds of which were used to repay our 2013 Second Lien Term Loan. In December 2014, we refinanced the 2013 First Lien Credit Agreement by entering into the 2014 Revolver, which carried a longer maturity and a lower interest rate than the indebtedness that it replaced.

The following table presents summary cash flow information for the years indicated (in thousands).

	Fiscal Year
(Amounts in thousands)	2016	2015	2014
Net cash provided by (used in)
Operating activities	$49,299	$57,971	$26,085
Investing activities	(35,202)	(30,835)	(21,401)
Financing activities	(18,030)	(32,534)	(10,200)
Net (decrease) in cash and cash equivalents	$(3,933)	$(5,398)	$(5,516)

Operating Activities

In fiscal 2016, net cash provided by operating activities decreased by $8.7 million compared to fiscal 2015. This was due primarily to lower profitability, payment of the TRA, and other unfavorable working capital fluctuations.

In fiscal 2015, net cash provided by operating activities increased by $31.9 million compared to fiscal 2014. This was due primarily to (i) lower interest payments, due to our IPO in July 2014, the majority of the proceeds of which were used to repay the 2013 Second Lien Term Loan, the 2014 refinancing, which carried lower interest rates and the pre-payment in 2015 of $42.0 million of the outstanding debt on the 2014 Revolver and (ii) the timing of payments in 2015 compared to 2014 related to rent, advertising and payments to our primary food distributor, due primarily to the impact of the 53rd week in 2014 and a change in 2014 of the payment terms to our primary food distributor to realize early payment discounts.

Investing Activities

In fiscal 2016, net cash used in investing activities increased by $4.4 million compared to fiscal 2015. This was primarily due to opening 18 new company restaurants in fiscal 2016 compared to 14 new restaurants in fiscal 2015. In fiscal 2016, we incurred capital expenditures of approximately $37.4 million, consisting of $29.9 million related to new restaurants, $1.6 million related to the remodeling of existing restaurants, and $5.9 million related to major maintenance and other corporate capital expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment. This was partially offset by $1.5 million in proceeds from the sale of a restaurant and $0.7 million in insurance proceeds relating to the property and equipment fire damage incurred at one of our restaurants in November 2015.

In fiscal 2015, net cash used in investing activities increased by $9.4 million compared to fiscal 2014. This was due primarily to increased capital expenditures related to new restaurants, and the sales proceeds from the San Antonio transaction received in fiscal 2014. In fiscal 2015, we incurred capital expenditures of approximately $30.8 million, consisting of $17.4 million related to new restaurants, $6.3 million related to the remodeling of existing restaurants, and $7.1 million related to maintenance, the capitalization of development costs and other corporate capital expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.

Financing Activities

In fiscal 2016, net cash used by financing activities decreased by $14.5 million compared to fiscal 2015. This was due primarily to the pre-payment of $19.0 million on the 2014 Revolver in 2016 compared to a pre-payment of $42.0 million in 2015, partially offset by the receipt of $3.3 million less related to the exercise of stock options in 2016 compared to 2015 and a decrease of $5.3 million in excess income tax benefit related to share-based compensation plans.

In fiscal 2015, net cash used by financing activities increased by $22.3 million compared to fiscal 2014. This was due primarily to the pre-payment of $42.0 million on the 2014 Revolver in 2015.

Debt and Other Obligations

Current Credit Agreement

On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At December 28, 2016, $8.1 million of letters of credit were outstanding and $87.9 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.0% to 2.4% during fiscal 2016 and 1.9% to 2.6% during fiscal 2015 and was 2.4% and 2.0% at December 28, 2016 and December 30, 2015, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at December 28, 2016.

Under the 2014 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under the TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5.0 million in other restricted payments per year, and (d) make other restricted payments, provided that such payments would not cause, in each case, on a pro forma basis, (x) its lease-adjusted consolidated leverage ratio to equal or exceed 4.25 times and (y) its consolidated fixed charge coverage ratio to be less than 1.75 times.

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

2013 First Lien Credit Agreement

Loans under the 2013 First Lien Credit Agreement bore interest at an Alternate Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin rate under the 2013 First Lien Credit Agreement was 4.25% with respect to LIBOR loans and 3.25% with respect to Alternate Base Rate loans, with a 1.00% floor with respect to the LIBOR rate. Interest was due on loan amounts under Alternate Base Rate elections on a monthly basis and on loan amounts bearing interest based on LIBOR at the end of each interest period in effect, provided that with respect to LIBOR interest periods longer than three months, interest was payable at three month intervals. The 2013 First Lien Term Loan was issued at a discount of $1.0 million, and this discount was being accreted over the term of the loan, using the effective interest method. The unamortized discount at December 31, 2014, was $0.9 million.

The 2013 First Lien Term Loan required quarterly principal payments of 0.25% be made commencing March 26, 2014.

As part of the 2014 Refinancing, the 2013 First Lien Term Loan was repaid in full, resulting in an expense of $3.9 million related to the remaining unamortized deferred finance costs and the write off of $0.7 million of unamortized discount. These costs were expensed, and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of income.

2013 Second Lien Credit Agreement

Loans under the 2013 Second Lien Credit Agreement bore interest at an Alternate Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin rate under the 2013 Second Lien Credit Agreement was 8.50% with respect to LIBOR loans and 7.50% with respect to Alternate Base Rate loans, with a 1.00% floor with respect to the LIBOR rate. Interest was due on loan amounts under Alternate Base Rate elections on a monthly basis and on loan amounts bearing interest based on LIBOR at the end of each interest period in effect, provided that with respect to LIBOR interest periods longer than three months, interest was payable at three month intervals. The 2013 Second Lien Term Loan was issued at a discount of $1.0 million, and this discount was being accreted over the term of the loan, using the effective interest method. The unamortized discount at December 25, 2013, was $1.0 million.

In conjunction with our IPO, the 2013 Second Lien Term Loan was repaid in full. In conjunction with the repayment of the 2013 Second Lien Term Loan, we incurred call premiums of $1.5 million. In addition, we expensed $2.7 million of the remaining unamortized deferred finance costs, and wrote off $0.9 million of unamortized discount. These costs were expensed, and are reflected in loss on early extinguishment of debt in the accompanying consolidated statements of income.

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap was for a notional amount of $30.0 million, with a cap rate of 3.0% based on 1 month USD LIBOR, which terminated on December 1, 2015. The second interest rate cap was for a notional amount of $120.0 million, with a cap rate of 3.0% based on 1 month USD LIBOR, which terminated on December 1, 2016. As of December 30, 2015, the amounts included in other assets in our consolidated balance sheets, related to these interest rate caps, were not material to our financial position or results of operations.

Contractual Obligations

The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 28, 2016:

	Payments Due by Period
(Amounts in thousands)	Total	2017	2018- 2019	2020- 2021	2022 and thereafter
Operating leases	$283,144	$23,884	$46,642	$42,068	$170,550
Capital leases	620	199	267	108	46
Long-term debt	111,800	5,705	106,095	—	—
Income tax receivable agreement	40,091	12,368	24,791	1,130	1,802
Purchasing commitments—beverage	7,524	7,524	—	—	—
Purchasing commitments—chicken	40,540	40,540	—	—	—
Total	$483,719	$90,220	$177,795	$43,306	$172,398

Off-Balance Sheet Arrangements

At December 28, 2016, December 30, 2015, and December 31, 2014, we had $8.1 million, $7.2 million, and $7.6 million, respectively, of borrowing capacity on the 2014 Revolver pledged as collateral to secure outstanding letters of credit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of December 28, 2016, we had outstanding borrowings of $104.0 million and another $8.1 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.1 million on an annualized basis.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.

To mitigate exposure to fluctuations in interest rates, in the past, when we have determined it appropriate, we have entered into interest rate caps, as discussed above under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Other Obligations—Hedging Arrangements.” At this time, due to reduced debt burden and the lowered rates of interest on our debt in recent years, we are not continuing to hedge our interest rate exposure.

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs. Since January 1, 2017, the State of California (where most of our restaurants are located) has had a minimum wage of $10.50 per hour. In 2016 it was

$10.00 per hour. In 2015, it was $9.00 per hour. We also do substantial business in locales such as the City of Los Angeles and the County of Los Angeles that may have higher minimum wages. For details, see Item 1A, “Risk Factors-Risks Related to Our Business and Industry-If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.” In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future.

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In periods where the prices of commodities drop, we may pay higher prices under our purchasing commitments. In rapidly-fluctuating commodities markets, it may prove difficult for us to adjust our menu prices in accordance with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk. See Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition and results of operations,” and Note 14 to our consolidated financial statements included elsewhere in this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL POLLO LOCO HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

El Pollo Loco Holdings, Inc.

Costa Mesa, California

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (“Company”) as of December 28, 2016 and December 30, 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of El Pollo Loco Holdings, Inc. at December 28, 2016 and December 30, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California

March 10, 2017

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 28, 2016	December 30, 2015
Assets
Current assets:
Cash and cash equivalents	$2,168	$6,101
Restricted cash	125	125
Accounts and other receivables, net	6,919	6,186
Inventories	2,112	1,899
Prepaid expenses and other current assets	3,104	2,656
Deferred tax assets	21,457	21,656
Total current assets	35,885	38,623
Property and equipment owned, net	118,470	102,421
Property held under capital lease, net	64	89
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	484	638
Deferred tax assets	4,448	6,891
Other assets	1,392	1,804
Total assets	$471,305	$461,028
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under capital leases	$144	$177
Accounts payable	11,637	11,046
Accrued salaries and vacation	5,754	6,693
Accrued insurance	5,444	5,021
Accrued income taxes payable	120	67
Accrued interest	198	245
Accrued advertising	—	204
Other accrued expenses and current liabilities	22,021	16,126
Total current liabilities	45,318	39,579
Revolver loan	104,000	123,000
Obligations under capital leases, net of current portion	317	461
Deferred taxes, net of current portion	18,488	8,740
Other intangible liabilities, net	1,012	1,248
Other noncurrent liabilities	36,988	43,367
Total liabilities	206,123	216,395
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value—100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,473,772 and 38,284,435 shares issued and outstanding	385	383
Additional paid-in capital	371,843	369,635
Accumulated deficit	(107,046)	(125,385)
Total stockholders’ equity	265,182	244,633
Total liabilities and stockholders’ equity	$471,305	$461,028

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

For the Years Ended	December 28, 2016	December 30, 2015	December 31, 2014
Revenue
Company-operated restaurant revenue	$355,468	$332,040	$322,516
Franchise revenue	24,655	23,017	22,345
Total revenue	380,123	355,057	344,861
Cost of operations
Food and paper costs	107,218	105,917	102,611
Labor and related expenses	97,471	84,231	80,646
Occupancy and other operating expenses	78,263	69,977	68,538
Gain on recovery of insurance proceeds, lost profits	(502)	—	—
Company restaurant expenses	282,450	260,125	251,795
General and administrative expenses	34,661	28,997	29,519
Franchise expenses	3,823	3,456	3,704
Depreciation and amortization	16,053	13,092	11,538
Loss on disposal of assets	674	471	646
Expenses related to fire loss	48	—	—
Gain on recovery of insurance proceeds, property, equipment and expenses	(741)	—	—
Asset impairment and closed-store reserves	8,554	92	1,033
Total expenses	345,522	306,233	298,235
Gain on disposition of restaurants	28	—	2,658
Income from operations	34,629	48,824	49,284
Interest expense—net of interest income of $28, $49, and $63 for the years ended December 28, 2016, December 30, 2015, and December 31, 2014, respectively	3,155	3,707	18,062
Early extinguishment of debt	—	—	9,718
Expenses related to selling shareholders	—	50	667
Income tax receivable agreement expense	352	156	41,382
Income (loss) before (provision) benefit for income taxes	31,122	44,911	(20,545)
(Provision) benefit for income taxes	(12,783)	(20,857)	63,008
Net income	$18,339	$24,054	$42,463
Net income per share:
Basic	$0.48	$0.63	$1.32
Diluted	$0.47	$0.62	$1.24
Weighted average shares used in computing net income per share:
Basic	38,357,805	37,949,316	32,285,484
Diluted	39,026,950	39,039,558	34,346,241

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 25, 2013	28,712,622	$287	$240,151	$(191,902)	$48,536
Stock based compensation	—	—	1,093	—	1,093
Issuance of common stock for initial public offering, net of offering costs of $10,914	8,214,286	82	112,218	—	112,300
Issuance of common stock upon exercise of stock options	493,542	5	2,038	—	2,043
Excess income tax benefit related to share-based compensation plans	—	—	3,965	—	3,965
Net income	—	—	—	42,463	42,463
Balance, December 31, 2014	37,420,450	374	359,465	(149,439)	210,400
Stock based compensation	—	—	539	—	539
Issuance of common stock upon exercise of stock options	863,985	9	4,211	—	4,220
Excess income tax benefit related to share-based compensation plans	—	—	5,420	—	5,420
Net income	—	—	—	24,054	24,054
Balance, December 30, 2015	38,284,435	383	369,635	(125,385)	244,633
Stock based compensation	—	—	1,063	—	1,063
Issuance of common stock related to restricted shares	41,611	—	—	—	—
Issuance of common stock upon exercise of stock options	147,726	2	976	—	978
Excess income tax benefit related to share-based compensation plans	—	—	169	—	169
Net income	—	—	—	18,339	18,339
Balance, December 28, 2016	38,473,772	$385	$371,843	$(107,046)	$265,182

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

For the Years Ended	December 28, 2016	December 30, 2015	December 31, 2014
Cash flows from operating activities
Net income	$18,339	$24,054	$42,463
Adjustments to reconcile changes in net income to net cash provided by operating activities:
Depreciation and amortization	16,053	13,092	11,538
Loss on early extinguishment of debt	—	—	9,718
Stock-based compensation expense	1,063	539	1,093
Interest accretion	—	—	290
Fire insurance proceeds for expenses paid and lost profit	611
Income tax receivable agreement expense	352	156	41,382
Gain on disposition of restaurants	(28)	—	(2,658)
Loss on disposal of assets	674	471	646
Gain on recovery of insurance proceeds, property, equipment and expenses	(741)	—	—
Gain on recovery of insurance proceeds, lost profits	(502)	—	—
Impairment of property and equipment	8,400	181	293
Closed-store reserves	154	(89)	740
Amortization of deferred financing costs	304	304	1,302
Amortization of favorable and unfavorable leases, net	(82)	(156)	(227)
Excess income tax benefit related to share-based compensation plans	(169)	(5,420)	(3,965)
Deferred income taxes, net	12,390	15,249	(67,001)
Payment related to tax receivable agreement	(3,236)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables, net	(844)	(427)	147
Inventories	(221)	1	(245)
Prepaid expenses and other current assets	(448)	2,452	(3,065)
Income taxes receivable/payable	222	5,589	3,836
Other assets	107	91	247
Accounts payable	(4,579)	2,317	(8,023)
Accrued salaries and vacation	(939)	(1,311)	(651)
Accrued insurance	423	1,203	221
Other accrued expenses and liabilities	1,996	(325)	(1,996)
Net cash provided by operating activities	49,299	57,971	26,085
Cash flows from investing activities
Proceeds from disposition of restaurant	1,465	—	—
Proceeds from fire insurance for property and equipment	743	—	—
Proceeds from disposition of assets	—	—	5,435
Purchase of property and equipment	(37,410)	(30,835)	(26,836)
Net cash flows used in investing activities	(35,202)	(30,835)	(21,401)
Cash flows from financing activities
Proceeds from borrowings on revolver and term loans	—	—	165,000
Payments on revolver loan	(19,000)	(42,000)	—
Proceeds from issuance of common stock for initial public offering, net of expenses	—	—	112,300
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	978	4,254	2,070
Payment of call premium on notes	—	—	(1,526)
Payment of obligations under capital leases	(177)	(208)	(268)
Repayments on senior secured notes	—	—	(290,000)
Deferred financing costs for Revolver	—	—	(1,526)
Excess income tax benefit related to share-based compensation plans	169	5,420	3,965
Amendment fee	—	—	(215)
Net cash flows used in financing activities	(18,030)	(32,534)	(10,200)
Decrease in cash and cash equivalents	(3,933)	(5,398)	(5,516)
Cash and cash equivalents, beginning of year	6,101	11,499	17,015
Cash and cash equivalents, end of year	$2,168	$6,101	$11,499
Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$3,086	$3,487	$20,224
Cash paid during the year for income taxes, net	$171	$18	$156
Noncash investing and financing activity
Unpaid purchases of property and equipment	$5,158	$3,201	$1,235
Cashless stock option exercise	$—	$34	$27

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, and Utah, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, Pollo Bowls and Pollo Salads. At December 28, 2016, the Company operated 201 (137 in the greater Los Angeles area) and franchised 259 (138 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses two restaurants in the Philippines. The Company’s largest stockholder is Trimaran Pollo Partners, L.L.C. (“LLC”), which is controlled by affiliates of Trimaran Capital, L.L.C. LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”) and has a 43.5% ownership interest as of December 28, 2016. LLC’s only material asset is its investment in Holdings.

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

Under the 2014 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its income tax receivable agreement (the “TRA”), and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5.0 million in other restricted payments per year, and (d) make other restricted payments, provided that such payments would not cause, in each case, on a pro forma basis, (x) its lease-adjusted consolidated leverage ratio to equal or exceed 4.25 times and (y) its consolidated fixed charge coverage ratio to be less than 1.75 times.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages to the general public through either company or franchised restaurants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At December 28, 2016, the Company’s total debt (including capital lease liabilities) was $104.5 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $2.2 million at December 28, 2016 and available borrowings under the 2014 Revolver (which availability was $87.9 million at December 28, 2016) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2014, 2015, and 2016 ended on December 31, 2014, December 30, 2015 and December 28, 2016, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2015 and 2016 were 52-week fiscal years. Fiscal 2014 was a 53-week year. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease termination liabilities, closed-store reserves, stock-based compensation, income tax receivable agreement liability, and income tax valuation allowances.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Restricted Cash

The Company’s restricted cash represents cash collateral to one commercial bank for Company credit cards.

Subsequent Events

Subsequent to December 28, 2016, the Company completed five new store openings and three franchisees each completed a new store opening.

On each of January 17, 2017 and February 17, 2017, the Company made a prepayment of $1.5 million on the 2014 Revolver.

Subsequent to December 28, 2016, the Company decided to close one restaurant in Texas and one restaurant in Arizona, which were previously impaired during the third quarter of 2016. These restaurants closed on February 22, 2017 and are expected to result in a closed-store reserve of $0.8 million in the first quarter of 2017.

The Company evaluated subsequent events that have occurred after December 28, 2016, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier for which amounts due at December 28, 2016 totaled 16% of the Company’s accounts payable. As of December 30, 2015, the Company had two suppliers for which amounts due totaled 12% and 11% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 33% of the Company’s purchases for fiscal 2016, and 36% for both fiscal 2015 and fiscal 2014. Purchases from the Company’s second largest supplier did not exceed 10% for fiscal 2016, 2015 and 2014. In fiscal 2016, 2015, and 2014, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 75%, 79%, and 80%, respectively, of total revenue.

Accounts and Other Receivables, Net

Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees which are due on a monthly basis that may differ from the Company’s month-end dates as well as credit/debit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis and takes into consideration past due balances and the financial strength of the obligor. Bad debt expense was immaterial for the years ended December 28, 2016, December 30, 2015, and December 31, 2014.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The Company capitalizes certain directly attributable costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of income. The Company capitalized internal costs related to site selection and construction activities of $1.6 million and $1.1 million for the years ended December 28, 2016 and December 30, 2015, respectively. Internal costs related to site selection and construction activities were immaterial during the year ended  December 31, 2014. Capitalized internal interest costs related to site selection and construction activities were $0.2 million for the year ended December 28, 2016 and immaterial for the years ended December 30, 2015, and December 31, 2014.

Goodwill and Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible assets consist of trademarks. Goodwill represents the excess of cost over fair value of net identified assets acquired in business combinations accounted for under the purchase method. The Company does not amortize its goodwill and indefinite-lived intangible assets. Goodwill resulted from the Acquisition and from the acquisition of certain franchise locations.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company performs annual impairment tests for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. An impairment test consists of either a qualitative assessment or a comparison of the fair value of an intangible asset with its carrying amount. The excess of the carrying amount of an intangible asset over its fair value is its impairment loss.

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting segment and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

Although the Company recognized expense related to the impairment of the assets of nine restaurants during the year ended December 28, 2016, upon completion of the qualitative assessment, the Company did not identify any indicators of potential impairment for its goodwill or indefinite-lived intangible assets. Furthermore, the Company did not identify any indicators of potential impairment during the years ended December 30, 2015, or December 31, 2014, and thus no impairment was recorded.

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

Intangible assets and liabilities with a definite life are amortized using the straight-line method over the remaining useful lives at the date of acquisition as follows:

Favorable leasehold interests	1 to 18 years (remaining lease term)
Unfavorable leasehold interest liability	1 to 20 years (remaining lease term)

Deferred Financing Fees

Deferred financing fees are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Included in other assets are fees (net of accumulated amortization), related to the revolver, of $0.9 million and $1.2 million as of December 28, 2016 and December 30, 2015, respectively. Amortization expense for deferred financing costs was $0.3 million, $0.3 million and $1.3 million for the years ended December 28, 2016, December 30, 2015, and December 31, 2014, respectively, and is reflected as a component of interest expense in the accompanying consolidated statements of income. In conjunction with the 2014 repayment and refinancing of the Company’s debt, $6.6 million of unamortized deferred financing costs related to the 2013 Credit Agreements were written off. See Notes 6 and 7 for further information.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. Based on the results of this analysis, the Company recorded non-cash impairment charges of $8.4 million, $0.2 million and $0.3 million for the years ended December 28, 2016, December 30, 2015, and December 31, 2014, respectively, primarily related to the carrying value of the assets of nine restaurants in Arizona, California and Texas, in fiscal 2016, one restaurant in California, in fiscal 2015 and one restaurant in California, in fiscal 2014, which may not be recoverable. The Company continues to monitor the recoverability of the carrying value of the assets of several other restaurants on an ongoing basis.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 28, 2016 and December 30, 2015, the Company had accrued $5.4 and $5.0, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 28, 2016, December 30, 2015, and December 31, 2014 totaled $7.2 million, $7.9 million, and $5.6 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of income.

Restaurant and Franchise Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $7.4 million, $7.4 million and $7.2 million during the years ended December 28, 2016, December 30, 2015, and December 31, 2014, respectively. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations of the franchised restaurant have commenced. Initial franchise fees recognized during the years ended December 28, 2016, December 30, 2015, and December 31, 2014, totaled $0.4 million, $0.8 million, and $0.6 million, respectively. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective.

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund is created, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $14.7 million, $13.9 million and $13.5 million for the years ended December 28, 2016, December 30, 2015, and December 31, 2014, respectively, and is in addition to $19.3 million, $18.5 million and $17.6 million, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were nil and $0.2 million at December 28, 2016 and December 30, 2015, respectively. Fees received subsequent to provided service are included in accounts receivable and current assets and were $0.1 and nil at December 28, 2016 and December 30, 2015, respectively. Pursuant to the Company’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 28, 2016, the Company was obligated to spend $0.1 million less in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of income.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of income, were $2.6 million, $1.5 million and $1.2 million for the years ended December 28, 2016, December 30, 2015, and December 31, 2014, respectively.

Franchise Area Development Fees

The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or at the time the development agreements expire, if the required units are not opened. Unrecognized area development fees totaled $0.9 million at both December 28, 2016 and December 30, 2015, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets. As of December 28, 2016, the Company had executed development agreements that represent commitments to open 49 franchised restaurants at various dates through 2019.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gift Cards

The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. The Company recognizes income from gift cards when redeemed by the customer.

Operating Leases

Rent expense for the Company’s operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Rent expense is included in occupancy and other operating expenses on the consolidated statements of income. The difference between rent expense and rent paid is recorded as deferred rent, which is included in other noncurrent liabilities in the accompanying consolidated balance sheets. Percentage rent expenses are recorded based on estimated sales or gross margin for respective restaurants over the contingency period.

Any leasehold improvements that are funded by lessor incentives under operating leases are recorded as leasehold improvements and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to rent expense over the expected lease term.

Gain on Recovery of Insurance Proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of income, for fiscal 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016. In 2015, the Company disposed of $0.1 million of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

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

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where it is required to file.

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50%. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion as the largest amount of tax benefit that is greater than 50% likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect our results of operations, financial position and cash flows.

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 28, 2016 or December 30, 2015, and did not recognize interest or penalties during the years ended December 28, 2016, December 30, 2015, and December 31, 2014, since there were no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into an Income Tax Receivable Agreement (the “TRA”). The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and other tax attributes attributable to preceding periods.   In fiscal 2015, the Company incurred a charge of approximately $41.4 million relating to the present value of its total expected TRA payments. As of December 28, 2016, the Company had accrued $38.7 million relating to expected TRA payments, of which $12.4 million was included in other accrued expenses and current liabilities and $26.3 million was included in other noncurrent liabilities on the consolidated balance sheets. In fiscal 2016, we paid $3.2 million to our pre-IPO stockholders under the TRA.

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

As of December 28, 2016 and December 30, 2015, the Company had no assets and liabilities measured at fair value on a recurring basis, except for one interest rate cap at December 30, 2015 (which was a Level 3 asset), which was not material.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 28, 2016 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment owned, net	$1,614	$—	$—	$1,614	$8,400

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 30, 2015 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$181

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 31, 2014 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$293

During fiscal 2016, 2015 and 2014, the Company recorded $8.4 million, $0.2 million and $0.3 million, respectively, of expenses related to the impairment of assets. This was primarily due to the determination that the carrying value of the assets of nine restaurants in Arizona, California and Texas, in fiscal 2016, one restaurant in California, in fiscal 2015, and one restaurant in California, in fiscal 2014, may not be recoverable. In addition, in fiscal 2014, we determined that $0.7 million of our goodwill should be decremented for the sale of our San Antonio restaurants. These impairment charges resulted primarily from our annual impairment testing of long-lived assets. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable Level 3 inputs, based on market assumptions.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Stock Based Compensation

Accounting literature requires the recognition of compensation expense using a fair-value based method for costs related to all share-based payments including stock options and stock issued under the Company’s employee stock plans. The guidance also requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing model. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service, usually the vesting period. For options that are based on a performance requirement, the cost is recognized on an accelerated basis over the period to which the performance criteria relate.

Earnings per Share

Earnings per share (“EPS”) is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, options are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01, clarifying the definition of a business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash. ASU 2016-18 addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. The amendments in ASU No. 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statements of cash flows. ASU 2016-18 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2016-18 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. ASU 2016-15 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2016-15 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows.  ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods therein.  Although early application is permitted, we will adopt these provisions prospectively in the first quarter of fiscal 2017.  The adoption will impact the Company’s tax provision, cash flows from operating activities, cash flows from financing activities and potentially diluted EPS. The total impact could be influenced by the future market price of the Company’s common stock, employee exercise behavior and the Company’s tax rate.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, we will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available The Company has $283 million of operating lease obligations as of December 28, 2016 and upon adoption of this standard will record a ROU asset and lease liability for present value of these leases, which will have a material impact on the balance sheet. However, the statement of income recognition of lease expense is not expected to change from the current methodology.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017 and interim periods within that fiscal year. The adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The new accounting guidance represents a change in accounting principle and the standard is required to be adopted in annual periods beginning after December 15, 2016. After the adoption of this ASU all deferred tax assets and liabilities will be classified as noncurrent on the consolidated balance sheets.

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

In addition, the FASB has issued the following Technical Corrections, Practical Expedients and Improvements to Topic 606, Revenue from Contracts with Customers: ASU No. 2016-20, in December 2016, ASU No. 2016-12, in May 2016, and ASU No. 2016-10 in April 2016. All amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 16, 2016.

Based on the nature of the Company’s business, the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s, are not expected to impact the majority of its revenue streams. The Company is currently in the process of evaluating current accounting policies to identify potential differences for the remaining revenue streams and, while the Company does anticipate some changes to revenue recognition for certain franchisee and development agreements, it does not currently believe the adoption of ASU 2014-09 will have a material impact to its consolidated financial position or results of operations. In addition, the Company is currently determining the transition method and disclosure requirements, and plans on finishing its analysis by the end of fiscal 2017.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In August 2014, the FASB issued ASU No. 2014-15, Going Concern (“ASU 2014-15”). ASU 2014-15 provides GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The Company has adopted ASU 2014-15 in fiscal 2016 and is using this guidance to assess going concern.

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

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 28, 2016	December 30, 2015
Land	$12,323	$12,323
Buildings and improvements	125,159	111,349
Other property and equipment	65,831	58,525
Construction in progress	11,539	4,717
	214,852	186,914
Less: accumulated depreciation and amortization	(96,382)	(84,493)
	$118,470	$102,421

Depreciation expense was $16.1 million, $13.1 million and $11.5 million for the years ended December 28, 2016, December 30, 2015, and December 31, 2014, respectively. The gross value of assets under capital leases for buildings and improvements was $1.6 million at December 28, 2016 and December 30, 2015. Accumulated depreciation for assets under capital leases was $1.5 million for the years ended December 28, 2016 and December 30, 2015. For the year ended December 28, 2016, capital expenditures totaled $37.4 million, which consisted of $1.6 million for restaurant remodeling, $29.9 million for new restaurant expenditures and $5.9 million of other capital maintenance expenditures. For the year ended December 30, 2015, capital expenditures totaled $30.8 million, including $6.3 million for restaurant remodeling, $17.4 million for new restaurant expenditures and $7.1 million of other capital maintenance expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $8.4 million, $0.2 million, and $0.3 million for the years ended December 28, 2016, December 30, 2015, and December 31, 2014, respectively.

4. GOODWILL AND OTHER INTANGIBLE ASSETS AND LIABILITIES

On September 24, 2014, we completed an agreement to sell six company-operated restaurants in the greater San Antonio area to AA Pollo, Inc., resulting in cash proceeds of $5.4 million. Goodwill was decremented by $0.7 million, based on a calculation of the fair value of the restaurants sold relative to the fair value of the portion of the reporting unit retained. We recognized a net gain of $2.7 million on this transaction, which is recorded as a gain on disposition of restaurants in the accompanying statements of income. These six restaurants are now franchised. There have been no impairment losses to goodwill life to date.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Domestic trademarks consist of the following (in thousands):

	December 28, 2016	December 30, 2015
Beginning balance	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Ending balance	$61,888	$61,888

Other intangible assets subject to amortization consist of the following (in thousands):

	December 28, 2016	December 30, 2015
Favorable leasehold interest	$6,038	$6,038
Less: accumulated amortization	(5,554)	(5,400)
Total favorable leasehold interest, net	$484	$638
Unfavorable leasehold interest liability	$(9,156)	$(9,156)
Less: accumulated amortization	8,144	7,908
Unfavorable leasehold interest liability, net	$(1,012)	$(1,248)

The estimated net amortization credits (net liability) for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

For the Years Ending	Favorable Leasehold Interest	Unfavorable Leasehold Interest
December 27, 2017	$106	$(225)
December 26, 2018	97	(144)
December 25, 2019	94	(136)
December 30, 2020	85	(123)
December 29, 2021	64	(120)
Thereafter	38	(264)
Total	$484	$(1,012)

The aggregate amortization expense for the years ended December 28, 2016, December 30, 2015, and December 31, 2014 was $0.2 million, $0.2 million, and $0.2 million, respectively. The remaining weighted average amortization periods of the favorable leasehold interest and the unfavorable leasehold liability are four years and five years respectively.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding the Company’s future lease obligations at December 28, 2016 is as follows (in thousands):

	Capital Leases		Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Sublease Income	Minimum Lease Payments	Minimum Sublease Income
December 27, 2017	$199	$28	$23,884	$1,091
December 26, 2018	172	—	23,831	932
December 25, 2019	95	—	22,811	728
December 30, 2020	54	—	21,604	389
December 29, 2021	54	—	20,464	365
Thereafter	46	—	170,550	1,286
Total	$620	$28	$283,144	$4,791
Less: imputed interest (11.0% to 14.8%)	(159)
Present value of capital lease obligations	461
Less: current maturities	(144)
Noncurrent portion	$317

Net rent expense is as follows (in thousands):

For the Years Ended	December 28, 2016	December 30, 2015	December 31, 2014
Base rent	$22,089	$19,944	$19,067
Contingent rent	209	96	350
Less: sublease income	(2,540)	(2,620)	(3,572)
Net rent expense	$19,758	$17,420	$15,845

Base rent and contingent rent are included in occupancy and other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of income. Sublease income includes contingent rental income of $1.0 million, $1.1 million, and $1.6 million for fiscal 2016, 2015, and 2014, respectively.

The Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues. Total rental income included in franchise revenue in the accompanying consolidated statements of income for leased property was $0.5 million, $0.4 million and $0.4 million for fiscal 2016, 2015, and 2014, respectively.

Minimum future rental income for company-operated properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 28, 2016, is as follows (in thousands):

For the Years Ending
December 27, 2017	$274
December 26, 2018	274
December 25, 2019	184
December 30, 2020	188
December 29, 2021	146
Thereafter	484
Total future minimum rental income	$1,550

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. CURRENT CREDIT AGREEMENTS

On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200.0 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At December 28, 2016, $8.1 million of letters of credit and $104.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $87.9 million at December 28, 2016. The 2014 Revolver will mature on or about December 11, 2019.

Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2015. The interest rate range was 2.0% to 2.4% during fiscal 2016 and 1.9% to 2.6% during fiscal 2015 and was 2.4% and 2.0% at December 28, 2016 and December 30, 2015, respectively.

The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at December 28, 2016. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

Transaction Costs

Transaction costs of $1.5 million were incurred in connection with the December 11, 2014 refinancing and were capitalized and are included in other assets in the accompanying consolidated balance sheets and the related amortization is reflected as a component of interest expense, net, in the accompanying consolidated financial statements. As of December 28, 2016 and December 30, 2015 the Company had $1.2 million and $0.9 million, respectively, of transaction costs remaining in other assets.

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

First Lien Credit Agreement

Loans under the 2013 First Lien Credit Agreement bore interest at an Alternate Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin rate under the 2013 First Lien Credit Agreement was 4.25% with respect to LIBOR loans and 3.25% with respect to Alternate Base Rate loans with a 1.00% floor with respect to the LIBOR rate. Interest was due on loan amounts under

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alternate Base Rate elections on a monthly basis and on loan amounts bearing interest based on LIBOR at the end of each interest period in effect, provided that with respect to LIBOR interest periods longer than three months, interest was payable at three-month intervals. The 2013 First Lien Term Loan was issued at a discount of $1.0 million, and this discount was being accreted over the term of the loan, using the effective interest method. The unamortized discount at December 25, 2013 was $0.9 million.

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

In conjunction with the December 11, 2014, refinancing of EPL’s debt, the 2013 First Lien Term Loan was repaid in full, resulting in an expense of $3.9 million related to the remaining unamortized deferred finance costs and the write off of $0.7 million of unamortized discount. These costs were expensed and were reflected in loss on early extinguishment of debt in the accompanying consolidated statements of income.

Second Lien Credit Agreement

Loans under the 2013 Second Lien Credit Agreement bore interest at an Alternate Base Rate or LIBOR, at EPL’s option, plus an applicable margin. The applicable margin rate under the 2013 Second Lien Credit Agreement was 8.50% with respect to LIBOR loans and 7.50% with respect to Alternate Base Rate loans with a 1.00% floor with respect to the LIBOR rate. Interest was due on loan amounts under Alternate Base Rate elections on a monthly basis and on loan amounts bearing interest based on LIBOR at the end of each interest period in effect, provided that with respect to LIBOR interest periods longer than three months, interest was payable at three-month intervals. The 2013 Second Lien Term Loan was issued at a discount of $1.0 million, and this discount was being accreted over the term of the loan, using the effective interest method. The unamortized discount at December 25, 2013 was $1.0 million. The 2013 Second Lien Term Loan and the related guarantees were secured by a second-priority lien on substantially all of the assets and equity interests of EPL and Intermediate, subject to certain exceptions, which were also used to secure the 2013 First Lien Term Loan on a first-priority basis.

In conjunction with the Company’s IPO, the 2013 Second Lien Term Loan was repaid in full. In conjunction with the repayment of the 2013 Second Lien Term Loan, the Company incurred call premiums of $1.5 million. In addition, the Company expensed $2.7 million of the remaining unamortized deferred finance costs and wrote off $0.9 million of unamortized discount. These costs were expensed and were reflected in loss on early extinguishment of debt in the accompanying consolidated statements of income.

Hedging Arrangements

In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap was for a notional amount of $30.0 million, with a cap rate of 3.0% based on 1 month USD LIBOR, which terminated on December 1, 2015. The second interest rate cap was for a notional amount of $120.0 million, with a cap rate of 3.0% based on 1 month USD LIBOR, which terminated on December 1, 2016. As of December 30, 2015, the amounts included in other assets in our consolidated balance sheets, related to these interest rate caps, were not material to our financial position or results of operations.

8. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 28, 2016	December 30, 2015
Accrued sales and property taxes	$4,223	$3,480
Income tax receivable agreement payable	12,349	7,609
Gift card liability	1,870	1,810
Other	3,579	3,227
Total other accrued expenses and current liabilities	$22,021	$16,126

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 28, 2016	December 30, 2015
Deferred rent	$8,328	$6,611
Income tax receivable agreement payable	26,306	33,930
Other	2,354	2,826
Total noncurrent liabilities	$36,988	$43,367

10. INCOME TAXES

The provision for income taxes is based on the following components (in thousands):

For the Years Ended	December 28, 2016	December 30, 2015	December 31, 2014
Current income taxes:
Federal	$—	$—	$(1)
State	224	188	29
Total current	224	188	28
Deferred income taxes:
Federal	9,660	8,871	(44,137)
State	2,730	6,378	(22,864)
Total deferred	12,390	15,249	(67,001)
Charge in lieu of tax (attributable to stock options)	169	5,420	3,965
Tax provision for income taxes	$12,783	$20,857	$(63,008)

The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

For the Years Ended	December 28, 2016	December 30, 2015	December 31, 2014
Statutory federal income tax rate of 35% applied to earnings before income taxes and extraordinary items	35.0%	35.0%	35.0%
State tax benefit (net of federal benefit)	5.0	5.1	(5.7)
State tax credits	—	(0.6)	32.7
TRA expense	0.4	0.1	(70.6)
WOTC Credit	(0.8)	—	—
Change in valuation allowance	1.3	6.5	317.4
Other	0.2	0.3	(1.7)
Total	41.1%	46.4%	307.1%

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the reduction in interest expense resulting from the 2014 and 2013 debt refinancing and from the Company’s IPO and the resultant payoff of the 2013 Second Lien Term Loan, the Company concluded that it is more likely than not that its deferred tax assets will be realized. As a result, in fiscal 2014, the Company released its valuation allowance of approximately $65.0 million, which was recorded as a benefit to income taxes. We had previously maintained a full valuation allowance on our deferred tax assets, as we had been experiencing continuing taxable losses, and accordingly did not recognize a benefit for NOL carryforwards or other deferred tax assets. In fiscal 2015, a valuation allowance of $2.9 million was established to reserve against the potential that certain tax credits may not be utilized prior the date they expire. In fiscal 2016, the valuation allowance increased by $0.4 million. As of December 28, 2016 the total valuation allowance was $3.3 million.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. In fiscal 2014, the Company incurred a charge of approximately $41.4 million related to the present value of its total expected TRA payments. The TRA charge of $41.4 million is a permanent add-back to the Company’s taxable income and resulted in approximately $0.4 million of tax expense in fiscal 2016, $0.1 million of tax expense in fiscal 2015, and $14.0 million of tax expense in fiscal 2014. In fiscal 2016, we paid $3.2 million to our pre-IPO stockholders under the TRA

In fiscal 2014, the Company applied for California Enterprise Zone (“EZ”) credits, resulting in approximately $11.1 million of California tax credits and approximately $6.5 million of additional deferred tax assets and tax benefits. As of fiscal 2016, the deferred tax assets related to California Enterprise Zone credits are $5.9 million.

The Company’s deferred tax assets and liabilities consist of the following (in thousands):

	December 28, 2016	December 30, 2015
Deferred assets:
Capital leases	$197	$273
Accrued vacation	658	583
Accrued legal	308	216
Deferred rent	4,351	3,758
Accrued workers’ compensation	1,932	1,778
Enterprise zone and other credits	11,982	11,433
Net operating losses	30,452	45,081
Fixed assets	—	—
Other	2,737	2,293
Total deferred tax assets	52,617	65,415
Valuation allowance	(3,311)	(2,920)
Net deferred tax assets	49,306	62,495
Deferred liabilities:
Goodwill	(8,809)	(8,557)
Trademark	(26,463)	(26,525)
Prepaid expense	(523)	(761)
Fixed asset	(1,771)	(1,758)
Other	(4,323)	(5,087)
Deferred tax liabilities	(41,889)	(42,688)
Net deferred tax asset	$7,417	$19,807

The deferred tax amounts mentioned above have been classified on the accompanying consolidated balance sheets as follows (in thousands):

	December 28, 2016	December 30, 2015
Current:
Assets (liabilities)	$21,457	$21,656
Noncurrent:
Assets (liabilities)	(14,040)	(1,849)
	$7,417	$19,807

As of December 28, 2016, the Company has federal and state NOL carryforwards of approximately $73.8 million and $52.1 million, respectively, which expire beginning in 2028 and 2025, respectively.  The Company also has state enterprise zone credits of approximately $11.0 million, which expire in 2023, federal WOTC of approximately $0.4 million, and federal and state alternative minimum tax ("AMT") credits of approximately $0.7 million, which carry forward indefinitely.  In fiscal 2014, the Company completed a section 382 analysis and determined that all of the Company's NOL carryforwards and other tax attributes are subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.  However, that limitation did not impact the Company's 2016 or 2015 year tax liability.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company has elected to utilize the tax-law-ordering approach with respect to excess share-based compensation deductions. Under this approach, the utilization of excess tax deductions associated with share-based awards is dictated by provisions in the tax law that identify the sequence in which such benefits are utilized for tax purposes. In fiscal 2016 and 2015, the Company recognized excess tax deductions of approximately $1.0 million and $15.0 million, respectively. The associated windfall tax benefits of approximately $0.2 million and $5.4 million, respectively, were recorded in additional paid-in-capital ("APIC") pursuant to the tax-law-ordering approach.

Recently enacted tax laws may also affect the tax provision on the Company's consolidated financial statements. For example, the state of California passed a law which mandates the use of a single sales factor apportionment formula for tax years beginning on or after January 1, 2013. As of December 28, 2016, we held a related $3.3 million valuation allowance against the state deferred tax asset.

As of December 28, 2016, December 30, 2015, and December 31, 2014, the Company had no accrual for unrecognized tax benefits.  Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

The Company is subject to taxation in the United States and in various state jurisdictions. The Company is no longer subject to U.S. examination for years before 2013 by the federal taxing authority, and for years before 2012 by state taxing authorities.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan for the years ended December 28, 2016, December 30, 2015, and December 31, 2014 were $0.6 million, $0.5, million and $0.5 million, respectively.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. STOCK-BASED COMPENSATION

At December 28, 2016, options to purchase 2,191,728 shares of common stock of the Company were outstanding, including 1,746,501 vested and 445,227 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s 2014 Omnibus Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 28, 2016, 1,611,718 options remained outstanding. In fiscal 2016, the Company granted 329,673 options with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2016 had a four-year vesting period. No options were granted in fiscal 2015. Of the total options granted in fiscal 2014, 50% were performance based and vested according to whether certain financial targets were met, and the remaining 50% vested over a term of four. On November 15, 2016, the board of directors approved the modification of the remaining performance based stock options granted in 2014 and 2013 to vest based solely on time. As a result, a) 17,380 performance based stock options that did not vest in fiscal 2015 based on performance targets not being met, vested as of November 15, 2016; b) 80,799 performance based stock options that would not have vested based on 2016 performance targets vested as of December 28, 2016; and c) 17,378 performance based stock options that were not expected to vest based on the 2017 performance target will vest at the end of fiscal 2017, subject to continued employment of the option holder and the other terms and conditions of the 2014 Stock Option Plan. The Company recorded $0.6 million as compensation expense in fiscal 2016 as a result of this stock option modification. As of December 28, 2016, there were no remaining performance based stock options and 2,191,728 time based stock options outstanding. The options generally expire 10 years from the date of grant. Changes in stock options for the years ended December 28, 2016 and December 30, 2015, are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding—December 31, 2014	3,070,176	$6.25
Grants	—	—
Exercised	(863,247)	4.93
Forfeited, cancelled or expired	(55,715)	17.25
Outstanding—December 30, 2015	2,151,214	6.25
Grants	347,053	12.14
Exercised	(147,726)	6.62
Forfeited, cancelled or expired	(158,813)	8.20
Outstanding—December 28, 2016	2,191,728	$7.26
Vested and expected to vest at December 28, 2016	2,184,755	$7.24
Exercisable at December 28, 2016	1,746,501	$6.21

Stock options at December 28, 2016 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.09	111,305	6.47	$4.09	90,166	$4.09
5.84	1,611,718	5.50	5.84	1,569,437	5.84
11.94 - 13.52	329,673	9.38	11.99	—	—
15.00	139,032	7.57	15.00	86,898	15.00
$4.09 - $15.00	2,191,728	6.26	$7.26	1,746,501	$6.21

The intrinsic value of options outstanding and options exercisable, calculated as the difference between the market value as of December 28, 2016 and the exercise price, are $12.0 million and $11.4 million, respectively. The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $0.9 million, $14.9 million and $11.5 million for fiscal years 2016, 2015 and 2014, respectively.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Options are accounted for as follows:

Stock Options

The Company measures and recognizes compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. For options that were based on performance requirements, costs were recognized over periods to which the performance criteria related. The Company has authorized 4,402,240 shares of common stock for issuance in connection with stock options. As of December 28, 2016, 665,095 shares were available for grant. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, the Company utilizes the Black–Scholes option pricing model, and has developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The Company calculates the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of the Company’s employee stock options. The Company does not anticipate paying any cash dividends for the foreseeable future and therefore uses an expected dividend yield of zero for option valuation purposes. Expected volatility is estimated using four publicly-traded companies in our market category. These are selected based on similarities of market capitalization, size, and other financial and operational characteristics. Volatility is calculated by taking the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term.

The weighted-average estimated fair value of employee stock options granted in fiscal 2016 was $4.13 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 32.4%, expected term of 5.75 years, risk-free interest rate of 1.13% to 1.76%, and expected dividend yield of 0%.

The weighted-average estimated fair value of employee stock options granted in fiscal 2014 was $6.23 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 32.4% to 41.0, expected term of 5.75 years, risk-free interest rates of 1.70% to 1.72%, and expected dividend yield of 0%.

During the years ended December 28, 2016, December 30, 2015 and December 31, 2014, the Company recognized share-based compensation expense of $0.9 million, $0.5 million and $1.1 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of income.

As of December 28, 2016, we had total unrecognized compensation expense of $1.2 million related to unvested stock options and restricted shares, which the Company expects to recognize over a weighted average period of 2.9 years.

The above assumptions generally require significant judgment. If in the future we determine that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected term, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our general and administrative expense.

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2016, 2015 and 2014. We will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.

Restricted Shares

In fiscal 2016, we granted five of our directors restricted share grants for 3,903 shares each (for two directors) and 3,699 each (for three directors), with the amounts varying due to different grant date schedules, and we granted two employees grants for 5,178 shares each. In

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

fiscal 2015, we granted three of our directors restricted share grants for 2,636 shares each. Restricted share grants for directors were equivalent to $50,000 divided by the stock’s value on the date of grant, which in fiscal 2016 and fiscal 2015 was deemed to be the preceding day’s closing price. These grants vest based on continued service over three years for directors and four years for employees. We base the amount of unearned compensation recorded on the market value of the shares on the date of issuance. In fiscal 2016, 2015, and 2014 the Company recognized share-based compensation expense of $0.2 million, $0.1 million, and less than $0.1 million, respectively. This expense was included in general and administrative expenses in the accompanying consolidated statements of income. As of December 28, 2016, there was total unrecognized compensation expense of $0.5 million related to unvested restricted shares, which the Company expects to recognize over a weighted-average period of 2.5 years.

Changes in restricted shares for the years ended December 28, 2016 and December 30, 2015, are as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 31, 2014	6,666	34.56
Granted	7,908	18.97
Released	(2,222)	34.56
Forfeited, cancelled, or expired	—	—
Unvested shares at December 30, 2015	12,352	24.58
Granted	29,259	13.33
Released	(4,859)	26.10
Forfeited, cancelled, or expired	—	—
Unvested shares at December 28, 2016	36,752	$15.42

13. NET INCOME PER SHARE

Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 28, 2016, December 30, 2015, and December 31, 2014. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

For the Years Ended	December 28, 2016	December 30, 2015	December 31, 2014
Numerator:
Net income	$18,339	$24,054	$42,463
Denominator:
Weighted-average shares outstanding—Basic	38,357,805	37,949,316	32,285,484
Weighted-average shares outstanding—Diluted	39,026,950	39,039,558	34,346,241
Net income per share—Basic	$0.48	$0.63	$1.32
Net income per share—Diluted	$0.47	$0.62	$1.24
Anti-dilutive securities not considered in diluted EPS calculation	468,705	214,411	5,865

Below is a reconciliation of basic and diluted share counts.

For the Years Ended	December 28, 2016	December 30, 2015	December 31, 2014
Weighted-average shares outstanding—Basic	38,357,805	37,949,316	32,285,484
Dilutive effect of stock options and restricted shares	669,145	1,090,242	2,060,757
Weighted-average shares outstanding—Diluted	39,026,950	39,039,558	34,346,241

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and LLC, Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in value-conscious store traffic. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees). On July 25, 2016, the Court issued an order granting, without prejudice, Holdings’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants intend to vigorously defend against the claims asserted.

In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings directors and officers, and LLC. The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, allegedly on behalf of Holdings in the same venue naming the same defendants with substantially the same allegations arising from the same set of facts.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Purchasing Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup. These contracts have terms extending into 2017 with an estimated Company obligation totaling $7.5 million as of December 28, 2016.

At December 28, 2016, the Company’s total estimated commitment to purchase chicken was $40.5 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of December 28, 2016, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $1.1 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 28, 2016 was $1.0 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s consolidated financial statements related to these contingent liabilities.

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

15. RELATED PARTY TRANSACTIONS

LLC owns approximately 43.5% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

On November 18, 2005, the Company entered into a Monitoring and Management Services Agreement (the “Agreement”) with Trimaran Fund Management, L.L.C. (“Fund Management”), an affiliate of Trimaran and of certain directors, which provided for annual fees of $0.5 million and reasonable expenses. This Agreement was amended on December 26, 2007 to add an affiliate of Freeman Spogli, Freeman Spogli & Co. V, L.P., as a party sharing in the fees payable under the Agreement. During the year ended December 31, 2014, $0.3 million was paid pursuant to this Agreement. This amount was included in general and administrative expenses in the accompanying consolidated statements of income. The Agreement terminated as of the Company’s IPO.

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

On July 24, 2014, Holdings amended and restated its certificate of incorporation to, among other things, increase its authorized share count to 300,000,000 shares of stock, including 200,000,000 shares of common stock and 100,000,000 shares of preferred stock, each par value $0.01 per share. On July 30, 2014, Holdings completed its initial public offering of 8,214,286 shares of common stock at a price to the public of $15.00 per share (the “IPO”), including 1,071,429 shares sold to the underwriters pursuant to their option to purchase additional shares. After underwriting discounts, commissions, and fees and expenses of IPO offering and distribution, as set forth in our registration statement for the IPO on Form S-1, the Company received net IPO proceeds of approximately $112.3 million. The Company used these proceeds primarily to repay in whole a $100.0 million second lien term loan (the “Second Lien Term Loan”).

17. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 28, 2016. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2016				2015
(Dollar amounts in thousands, except share data)	Dec.	Sept.	June	Mar	Dec.	Sept.	July	Apr
Selected Financial Data
Total revenue ($)	92,479	95,816	97,474	94,354	86,307	88,870	89,454	90,426
Income from Operations ($)	1,926	9,008	13,401	10,294	9,748	12,527	13,582	12,967
Provision for income taxes	853	2,830	5,339	3,761	4,576	6,505	5,062	4,714
Net income ($)	418	5,211	7,267	5,443	5,367	4,666	7,230	6,791
Per Share Data (2) :
Net income per share
Basic	0.01	0.14	0.19	0.14	0.14	0.12	0.19	0.18
Diluted	0.01	0.13	0.19	0.14	0.14	0.12	0.18	0.17
Weighted average shares used in computing net income per share
Basic	38,437,020	38,415,189	38,294,575	38,284,435	38,284,435	38,275,317	37,812,767	37,424,745
Diluted	39,108,967	39,083,577	38,962,802	39,001,078	38,965,248	39,107,241	39,085,206	38,921,884
Selected Operating Data
Number of restaurants (at period end)
Company-operated	201	193	188	188	186	175	174	173
Franchised	259	253	251	248	247	245	244	243
System-wide	460	446	439	436	433	420	418	416
Average unit volume (AUV) (company-operated) (1)	1,790	1,929	1,970	1,936	1,826	1,928	1,952	1,963
Comparable restaurant sales growth (%)
Company-operated	(0.6)	1.4	2.0	(0.6)	1.0	0.0	(0.5)	3.5
Franchised	(1.9)	1.8	2.7	1.8	2.4	1.1	2.6	6.2
System-wide	(1.3)	1.6	2.4	0.7	1.8	0.6	1.3	5.1
Restaurant contribution margin (%)	18.5	20.9	22.0	20.7	21.5	21.2	21.6	23.3

(1)	AUVs consist of average annualized sales of all company-owned restaurants over the fiscal quarter.
(2)	Due to the use of weighted average shares outstanding for each quarter of computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 28, 2016 because of material weaknesses in our internal control over financial reporting, described below in our Management Report on Internal Control over Financial Reporting.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2016 based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, we identified the following material weaknesses in our internal control over financial reporting as of December 28, 2016:

1. Certain accounting staff shared accounting system password information and access with an external consultant, who was not engaged through standard Company channels and subject to standard terms and conditions of engagement, who conducted standard accounting functions and had system administrator access.

2. Certain accounting staff, on several occasions, used passwords from other Company employees to enter data for approval on those employees’ behalf and then approved the resulting transactions in the accounting system, thereby circumventing controls over segregation of duties.

We have not identified any inappropriate charges as a result of, or changes to our financial statements necessitated by, these actions.

Accordingly, based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 28, 2016.

Based on these findings, we plan to remediate these material weaknesses by:

1. Increasing awareness among accounting and information system employees of our existing password, data security and access, and accounting entry policies.

2. Designing and implementing controls over system access and password assignments so that users cannot circumvent these controls.

3. Changing our vendor approval and payment procedures so that accounting staff in relevant positions cannot engage or pay vendors without additional review and adherence to standard Company policies and provisions for engagement.

As we continue to evaluate and work to improve our internal control over financial reporting, our senior management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described in this section. While the Audit Committee and senior management are closely monitoring the implementation, until the remediation efforts discussed in this section, including any additional remediation efforts that our senior management identifies as necessary, are completed, tested and determined effective, the material weakness described above will continue to exist.

Please note that our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses discussed above, no change occurred in our internal control over financial reporting in the most recent quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed above, in the first quarter of 2017, we identified and planned to remediate material weaknesses in our internal control over financial reporting as of December 28, 2016.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2016 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2016 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2016 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2016 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2016 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1) Financial Statements: Consolidated financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.

(2) Financial Statement Schedules: None.

(3) Exhibits: The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Stephen J. Sather
Stephen J. Sather
President and Chief Executive Officer
Date:	March 10, 2017

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

Name	Title	Date

/s/ Stephen J. Sather Stephen J. Sather	Director, President and Chief Executive Officer (principal executive officer)	March 10, 2017

/s/ Laurance Roberts Laurance Roberts	Chief Financial Officer (principal financial and accounting officer)	March 10, 2017

/s/ Michael G. Maselli Michael G. Maselli	Chairman and Director	March 10, 2017

/s/ Dean C. Kehler Dean C. Kehler	Director	March 10, 2017

/s/ John M. Roth John M. Roth	Director	March 10, 2017

/s/ Douglas K. Ammerman Douglas K. Ammerman	Director	March 10, 2017

/s/ Samuel N. Borgese Samuel N. Borgese	Director	March 10, 2017

/s/ Mark Buller Mark Buller	Director	March 10, 2017

/s/ William R. Floyd	Director	March 10, 2017
William R. Floyd

/s/ Carol Lynton	Director	March 10, 2017
Carol Lynton

EXHIBIT INDEX

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	06/25/14	3.1	09/05/14	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	06/25/14	3.2	09/05/14	001-36556

10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	09/24/14	10.1	11/07/14	001-36556

10.2	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	08/22/14	001-36556

10.3	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	08/22/14	001-36556

10.4	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.		S-1/A	N/A	10.14	07/14/14	333-197001

10.5	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein		S-1	N/A	10.3	06/24/14	333-197001

10.6	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.4	06/24/14	333-197001

10.7	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.5	06/24/14	333-197001

10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006		S-1	N/A	10.6	06/24/14	333-197001

10.9	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007		S-1	N/A	10.7	06/24/14	333-197001

10.10	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008		S-1	N/A	10.8	06/24/14	333-197001

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

10.11	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011		S-1	N/A	10.9	06/24/14	333-197001

10.12	Form of Franchise Agreement		S-1	N/A	10.12	06/24/14	333-197001

10.13	Form of Franchise Development Agreement		S-1	N/A	10.13	06/24/14	333-197001

10.14*	Amended and Restated Employment Agreement between Stephen J. Sather and El Pollo Loco, Inc.		S-1	N/A	10.14	06/24/14	333-197001

10.15*	Employment Agreement between Laurance Roberts and El Pollo Loco, Inc.		S-1	N/A	10.15	06/24/14	333-197001

10.17*	Employment Agreement between Edward Valle and El Pollo Loco, Inc.		S-1	N/A	10.17	06/24/14	333-197001

10.18*	2012 Stock Option Plan		S-1	N/A	10.18	06/24/14	333-197001

10.19*	2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.22	07/22/14	333-197001

10.20*	Form of Option Award Agreement (Fair Market Value Options) under 2012 Stock Option Plan		S-1	N/A	10.19	06/24/14	333-197001

10.21*	Form of Option Award Agreement (Premium Options) under 2012 Stock Option Plan		S-1	N/A	10.20	06/24/14	333-197001

10.22*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.25	07/22/14	333-197001

10.23*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.26	07/22/14	333-197001

10.24*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers		S-1/A	N/A	10.27	07/22/14	333-197001

10.25	Credit Agreement, dated as of December 11, 2014, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., and EPL Intermediate, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, the lenders party thereto, and the other parties thereto		8-K	N/A	10.1	12/16/14	001-36556

10.26*	Employment Agreement between John Dawson and El Pollo Loco, Inc.		10-Q	03/30/16	10.26	05/06/16	001-36556

10.27*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)		10-Q	06/29/16	10.27	08/05/16	001-36556

10.28*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		10-Q	09/28/16	10.28	11/04/16	001-36556

Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	06/24/14	333-197001

23.1	Consent of BDO USA, LLP	X

24.1	Power of Attorney (included on signature page hereto)	X

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	This exhibit is a management contract or a compensatory plan or arrangement.
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