Form 10-Q
period 2017-03-29
El Pollo Loco Holdings, Inc.
filed 2017-05-05
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 24, 2017, there were 38,467,205 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 29, 2017	December 28, 2016
Assets
Current assets:
Cash and cash equivalents	$6,652	$2,168
Restricted cash	—	125
Accounts and other receivables, net	7,969	6,919
Inventories	1,913	2,112
Prepaid expenses and other current assets	4,446	3,104
Total current assets	20,980	14,428
Property and equipment owned, net	123,516	118,470
Property held under capital leases, net	58	64
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	454	484
Deferred tax assets	6,482	25,905
Other assets	1,300	1,392
Total assets	$463,352	$471,305
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$125	$144
Accounts payable	12,334	11,637
Accrued salaries and vacation	9,378	5,754
Accrued insurance	5,585	5,444
Accrued income taxes payable	88	120
Accrued interest	192	198
Other accrued expenses and current liabilities	22,993	22,021
Total current liabilities	50,695	45,318
Revolver loan	101,000	104,000
Obligations under capital leases, net of current portion	288	317
Deferred taxes	2,465	18,488
Other intangible liabilities, net	955	1,012
Other noncurrent liabilities	37,749	36,988
Total liabilities	193,152	206,123
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value—200,000,000 shares authorized; 38,467,205 and 38,473,772 shares issued and outstanding	385	385
Additional paid-in-capital	371,984	371,843
Accumulated deficit	(102,169)	(107,046)
Total stockholders' equity	270,200	265,182
Total liabilities and stockholder’s equity	$463,352	$471,305

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 29, 2017	March 30, 2016
Revenue
Company-operated restaurant revenue	$93,449	$88,369
Franchise revenue	6,322	5,985
Total revenue	99,771	94,354
Cost of operations
Food and paper cost	27,072	26,768
Labor and related expenses	26,833	24,507
Occupancy and other operating expenses	20,542	18,834
Company restaurant expenses	74,447	70,109
General and administrative expenses	9,733	9,237
Franchise expenses	817	924
Depreciation and amortization	4,317	3,758
Loss on disposal of assets	225	199
Expenses related to fire loss	—	48
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(289)
Asset impairment and closed-store reserves	871	74
Total expenses	90,410	84,060
Income from operations	9,361	10,294
Interest expense-net of interest income of $5 and $7 for the quarters ended March 29, 2017 and March 30, 2016, respectively	790	826
Income tax receivable agreement expense	227	264
Income before provision for income taxes	8,344	9,204
Provision for income taxes	3,467	3,761
Net income	$4,877	$5,443
Net income per share
Basic	$0.13	$0.14
Diluted	$0.12	$0.14
Weighted-average shares used in computing net income per share
Basic	38,437,020	38,284,435
Diluted	39,079,007	39,001,078

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 29, 2017	March 30, 2016
Cash flows from operating activities:
Net income	$4,877	$5,443
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,317	3,758
Stock-based compensation expense	141	11
Fire insurance proceeds for expenses paid and lost profit	—	130
Income tax receivable agreement expense	227	264
Loss on disposal of assets	225	199
Expenses related to fire loss	—	48
Gain on recovery of insurance proceeds for property, equipment and expenses	—	(289)
Impairment of property and equipment	22	35
Closed-store reserve	849	39
Amortization of deferred financing costs	76	76
Amortization of favorable and unfavorable leases, net	(26)	(26)
Excess income tax benefit related to share-based compensation plans	—	29
Deferred income taxes, net	3,400	3,701
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,050)	(612)
Inventories	199	88
Prepaid expenses and other current assets	(1,342)	(1,221)
Income taxes payable	(32)	11
Other assets	141	5
Accounts payable	2,694	(4,808)
Accrued salaries and vacation	3,624	1,831
Accrued insurance	141	(50)
Other accrued expenses and liabilities	525	2,341
Restricted cash	125	—
Net cash flows provided by operating activities	$19,133	$11,003
Cash flows from investing activities:
Fire insurance proceeds for property and equipment	$—	$270
Purchase of property and equipment	(11,601)	(5,935)
Net cash flows used in investing activities	$(11,601)	$(5,665)
Cash flows from financing activities:
Payments on revolver loan	$(3,000)	$(2,500)
Payment of obligations under capital leases	(48)	(46)
Excess income tax benefit related to share-based compensation plans	—	(29)
Net cash flows used in financing activities	$(3,048)	$(2,575)
Increase in cash and cash equivalents	4,484	2,763
Cash and cash equivalents, beginning of period	2,168	6,101
Cash and cash equivalents, end of period	$6,652	$8,864

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Thirteen Weeks Ended
Supplemental cash flow information	March 29, 2017	March 30, 2016
Cash paid during the period for interest	$821	$781
Cash paid during the period for income taxes	$100	$50
Unpaid purchases of property and equipment	$3,161	$2,548

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company's activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 29, 2017, the Company operated 204 and franchised 263 El Pollo Loco restaurants.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of its financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2016.
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years a 53-week fiscal year occurs. Fiscal 2016 and 2017 are both 52-week years, ending on December 28, 2016 and December 27, 2017, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.
Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2014 Revolver (see Note 4) on a full and unconditional basis, and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.
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
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
The Company’s restricted cash represented cash collateral to one commercial bank for Company credit cards. During the thirteen weeks ended March 29, 2017, the cash collateral was returned by the bank, and the Company reclassified such amounts to cash and cash equivalents.

Liquidity
The Company’s principal liquidity requirements are to service its debt and to meet capital expenditure needs. At March 29, 2017, the Company’s total debt (including capital lease liabilities) was $101.4 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $6.7 million at March 29, 2017, and available borrowings under the 2014 Revolver (which availability was approximately $90.9 million at March 29, 2017) will be adequate to meet the Company’s liquidity needs for the next 12 months.
Gain on Recovery of Insurance Proceeds
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirteen weeks ended March 30, 2016, we incurred costs directly related to the fire of less than $0.1 million, and recognized gains of $0.3 million, related to the reimbursement of property and equipment. The Company received from the insurance company cash of $0.4 million during the thirteen weeks ended March 30, 2016, net of the insurance deductible. The restaurant was reopened for business on March 14, 2016.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB ASU 2017-01, clarifying the definition of a business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows.  The Company adopted ASU 2016-09 in the first quarter of fiscal 2017; however, as there were no exercises during the period there was no impact to the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, we will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $280.1 million of operating lease obligations as of March 29, 2017 and upon adoption of this standard will record a ROU asset and lease liability for present value of these leases, which will have a material impact on the balance sheet. However, the statement of income recognition of lease expense is not expected to change from the current methodology.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The Company adopted ASU 2015-17 retrospectively in the first quarter of fiscal 2017, resulting in the classification of all deferred tax assets as non-current. As the Company implemented this ASU retrospectively $21.5 million of deferred tax assets previously classified as current assets in fiscal year 2016 are now classified as noncurrent assets within the Company's condensed consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. The Company adopted ASU 2015-11 in first quarter of fiscal 2017, but this adoption did not result in any impact to the financial statements, based on the fast turnover of the Company's inventory.

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

In addition, the FASB has issued the following Technical Corrections, Practical Expedients and Improvements to Topic 606, Revenue from Contracts with Customers: ASU No. 2016-20, in December 2016, ASU No. 2016-12, in May 2016, and ASU No. 2016-10, in April 2016. All amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 15, 2016.

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

Subsequent Events
Subsequent to March 29, 2017, the Company opened two new restaurant and made a $1.0 million pre-payment on the 2014 Revolver.
The Company evaluated subsequent events that have occurred after March 29, 2017, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had no suppliers for which amounts due at March 29, 2017 totaled greater than 10% of the Company’s accounts payable. As of December 28, 2016, the Company had one supplier for which amounts totaled 16% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 29% of total expenses for the thirteen weeks ended March 29, 2017, and 33% of total expenses for the thirteen weeks ended March 30, 2016, of the Company’s purchases. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 73% and 76% of total revenue for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively.
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
Upon a sale of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained.
The Company performs annual impairment tests for goodwill during the fourth fiscal quarter of each fiscal year, or more frequently if impairment indicators arise.
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
The Company performs annual impairment tests for indefinite lived intangible assets during the fourth fiscal quarter of each fiscal year, or more frequently if impairment indicators arise. An impairment test consists of either a qualitative assessment or a comparison of the fair value of an intangible asset with its carrying amount. The excess of the carrying amount of an intangible asset over its fair value is its impairment loss.
The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting segment and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 29, 2017, and therefore did not record any impairment. Furthermore, the Company did not identify any indicators of potential impairment during the thirteen weeks ended March 30, 2016, and thus no impairment was recorded.
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

As of March 29, 2017 and December 28, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. Based on the results of the analysis, the Company did not record a non-cash impairment charge for the thirteen weeks ended March 29, 2017 or March 30, 2016. However, during the thirteen weeks ended March 29, 2017, the Company recorded an immaterial non-cash impairment charge related to capital expenditures for stores fully impaired in previous years. The Company continues to monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis.
Income Taxes
The provision for income taxes, income taxes payable and deferred income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If, after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by charging to tax expense to reserve the portion of deferred tax assets which are not expected to be realized. In the first quarter of fiscal 2017 the Company implemented ASU 2015-17, resulting in the classification of all deferred tax assets as non-current. As the Company implemented this ASU retrospectively $21.5 million of deferred tax assets previously classified as current in fiscal year 2016 are now classified as noncurrent liabilities within the Company's balance sheets.
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
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 29, 2017 or at December 28, 2016, and did not recognize interest or penalties during the thirteen weeks ended March 29, 2017 or March 30, 2016, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 29, 2017	December 28, 2016
Land	$12,323	$12,323
Buildings and improvements	134,217	125,159
Other property and equipment	68,116	65,831
Construction in progress	8,941	11,539
	223,597	214,852
Less: accumulated depreciation and amortization	(100,081)	(96,382)
	$123,516	$118,470

Depreciation expense was $4.3 million and $3.8 million for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively. The gross value of assets under capital leases for buildings and improvements was $1.6 million at March 29, 2017 and December 28, 2016. Accumulated depreciation for assets under capital leases was $1.5 million as of March 29, 2017 and December 28, 2016. For the thirteen weeks ended March 29, 2017, capital expenditures totaled $11.6 million, including $1.4 million for restaurant remodeling and $9.5 million for new restaurant expenditures. For the thirteen weeks ended March 30, 2016, capital expenditures totaled $5.9 million, including $1.5 million for restaurant remodeling and $2.9 million for new restaurant expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.

3. STOCK-BASED COMPENSATION
At March 29, 2017, options to purchase 2,191,728 shares of common stock were outstanding, including 1,746,501 vested and 445,227 unvested. Unvested options vest over time. However, upon a change in control, the board may accelerate vesting. At March 29, 2017, 1,569,436 premium options, options granted above the stock price at date of grant, remained outstanding. No stock options were exercised in the thirteen weeks ended March 29, 2017 and March 30, 2016. No stock options were granted in the thirteen weeks ended March 29, 2017 and March 30, 2016.
At March 29, 2017, there were 30,185 unvested restricted shares outstanding. Restricted shares vest over time.
At March 29, 2017, we had total unrecognized compensation expense of $1.1 million, related to unvested stock options and restricted shares, which we expect to recognize over a weighted-average period of 2.8 years.
Total stock-based compensation expense was $0.1 million for the thirteen weeks ended March 29, 2017 and less than $0.1 million for the thirteen weeks ended March 30, 2016.

4. CREDIT AGREEMENTS
On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200.0 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At March 29, 2017, $8.1 million of letters of credit, and $101.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $90.9 million at March 29, 2017. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 2.3% to 2.7% and 2.0% to 2.2% for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at March 29, 2017. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.
Maturities
There are no required principal payments prior to maturity for the 2014 Revolver. During the thirteen weeks ended March 29, 2017, the Company elected to pay down $3.0 million of outstanding borrowings on our 2014 Revolver, primarily from our cash flow from operations.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	March 29, 2017	December 28, 2016
Accrued sales and property taxes	$4,727	$4,223
Income tax receivable agreement payable	12,349	12,349
Gift card liability	1,650	1,870
Other	4,267	3,579
Total other accrued expenses and current liabilities	$22,993	$22,021

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	March 29, 2017	December 28, 2016
Deferred rent	$8,415	$8,328
Income tax receivable agreement payable	26,534	26,306
Other	2,800	2,354
Total other noncurrent liabilities	$37,749	$36,988

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court recently refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. The parties are now once again engaged in settlement discussion with the putative lead plaintiff proposing to limit the class to those hourly employees who worked as cooks at the time a corporate-owned restaurant closed. Purported class actions alleging wage and hour violations are commonly filed against California employers, and we fully expect to have to defend against similar lawsuits in the future.
Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in traffic from value-conscious consumers. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees).
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants intend to continue to defend against the claims asserted and intend to file a motion to dismiss the amended complaint on or about May17, 2017.
In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.
On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C, under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery. The Diep action is also purportedly brought on behalf of Holdings names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court allowed the claim based on allegations that directors, officers and a large stockholder sold shares at inflated prices to proceed and also denied the defendants' motion to dismiss that claim.  No trial date for the Diep action has been set.
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
Purchasing Commitments
The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2017 with an estimated Company obligation totaling $6.6 million as of March 29, 2017.
At March 29, 2017, the Company’s total estimated commitment to purchase chicken was $27.0 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of March 29, 2017, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.0 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 29, 2017 was $2.7 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
Employment Agreements
The Company has employment agreements with four of the officers of the Company on an at will basis. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.
Indemnification Agreements
The Company has entered into indemnification agreements with each of its current directors and officers. These agreements require the Company to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to the Company and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified. The Company also intends to enter into indemnification agreements with future directors and officers.

8. NET INCOME PER SHARE
Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 29, 2017 and March 30, 2016. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended
	March 29, 2017	March 30, 2016
Numerator:
Net income	$4,877	$5,443
Denominator:
Weighted-average shares outstanding—basic	38,437,020	38,284,435
Weighted-average shares outstanding—diluted	39,079,007	39,001,078
Net income per share—basic	$0.13	$0.14
Net income per share—diluted	$0.12	$0.14
Anti-dilutive securities not considered in diluted EPS calculation	468,705	24,189

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended
	March 29, 2017	March 30, 2016
Weighted-average shares outstanding— basic	38,437,020	38,284,435
Dilutive effect of stock options and restricted shares	641,987	716,643
Weighted-average shares outstanding— diluted	39,079,007	39,001,078

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Concerning Forward-Looking Statements
This discussion and analysis should be read in conjunction with Item 1 above and with the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 28, 2016. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Outcomes may differ materially from our expectations. For more information, we direct you to the sections “Risk Factors” (as updated by “PART II-OTHER INFORMATION-Item 1A. Risk Factors.” below) and “Forward-Looking Statements” in our annual report. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law.
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
As of March 29, 2017, we had 467 locations in five states. In fiscal 2016, we opened 18 new company-operated and 13 new franchised restaurants across Arizona, California, Nevada, Utah and Texas. For the quarter ended March 29, 2017, we opened 5 new company-operated restaurants and 4 franchised restaurants, in California, Texas and Arizona. In 2017, we intend to open 15 to 20 new company-operated and 8 to 12 new franchised restaurants. Over the long-term, we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the quarter ended March 29, 2017, comparable restaurant sales decreased 0.3% year over year. For company-operated restaurants, comparable restaurant sales, for the quarter, decreased by 0.4%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 2.2% decline in transactions, partially offset by a 1.9% increase in average check size. For franchised restaurants, comparable restaurant sales decreased 0.2%.
Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 29, 2017, were as follows.

	Thirteen Weeks Ended	Fiscal Year Ended
	March 29, 2017	2016	2015	2014
Company-operated restaurant activity:
Beginning of period	201	186	172	168
Openings	5	18	14	11
Restaurant sale to franchisee	—	(1)	—	(6)
Closures	(2)	(2)	—	(1)
Restaurants at end of period	204	201	186	172
Franchised restaurant activity:
Beginning of period	259	247	243	233
Openings	4	13	5	5
Restaurant sale to franchisee	—	1	—	6
Closures	—	(2)	(1)	(1)
Restaurants at end of period	263	259	247	243
System-wide restaurant activity:
Beginning of period	460	433	415	401
Openings	9	31	19	16
Closures	(2)	(4)	(1)	(2)
Restaurants at end of period	467	460	433	415
Restaurant Remodeling
We and our franchisees commenced our remodeling program in 2011 and, as of March 29, 2017, together we had remodeled 109 company-operated and 187 franchised restaurants, or 296 system-wide, over 75% of our restaurant system due to be remodeled. Remodeling is a use of cash and has implications for our net property and depreciation line items on our condensed consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 28, 2016, and Note 2, “Summary of Significant Accounting Policies,” to Item 8, “Financial Statements and Supplementary Data,” in our annual report. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 to Item 1 above.
There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, clarifying the definition of a business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows.  The Company adopted ASU 2016-09 in the first quarter of fiscal 2017; however, as there were no exercises during the period there was no impact to the financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, we will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $280.1 million of operating lease obligations as of March 29, 2017 and upon adoption of this standard will record a ROU asset and lease liability for present value of these leases, which will have a material impact on the balance sheet. However, the statement of income recognition of lease expense is not expected to change from the current methodology.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes” which requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. Prior to the issuance of the standard, deferred tax liabilities and assets were required to be separately classified into a current amount and a noncurrent amount in the balance sheet. The Company adopted ASU 2015-17 retrospectively in the first quarter of fiscal 2017, resulting in the classification of all deferred tax assets as non-current. As the Company implemented this ASU retrospectively $21.5 million of deferred tax assets previously classified as current assets in fiscal year 2016 are now classified as noncurrent assets within the Company's condensed consolidated balance sheets.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330).” The pronouncement was issued to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. The Company adopted ASU 2015-11 in first quarter of fiscal 2017, but this adoption did not result in any impact to the financial statements, based on the fast turnover of the Company's inventory.

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

In addition, the FASB has issued the following Technical Corrections, Practical Expedients and Improvements to Topic 606, Revenue from Contracts with Customers: ASU No. 2016-20, in December 2016, ASU No. 2016-12, in May 2016, and ASU No. 2016-10, in April 2016. All amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 15, 2016.

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
We will cease to be an EGC following the earliest of (i) five years after our IPO, (ii) $1.07 billion in annual revenue, (iii) $700.0 million in common stock market capitalization held by non-affiliates, or (iv) $1.0 billion in non-convertible debt security issuance on a three-year rolling basis. Please refer to our annual report on Form 10-K for more information.

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
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 29, 2017 and March 30, 2016, there were 415 and 404 comparable restaurants, 174 and 167 company-operated and 241 and 237 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 29, 2017	March 30, 2016
Company-operated restaurant revenue	$93,449	$88,369
Company restaurant expenses	74,447	70,109
Restaurant contribution	$19,002	$18,260
Restaurant contribution margin (%)	20.3%	20.7%
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
We believe that EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe that these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally for a number of benchmarks including to compare our performance to that of our competitors and for compensation performance benchmarks.
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended
(Amounts in thousands)	March 29, 2017	March 30, 2016
Net income	$4,877	$5,443
Non-GAAP adjustments:
Provision for income taxes	3,467	3,761
Interest expense-net of interest income	790	826
Depreciation and amortization	4,317	3,758
EBITDA	$13,451	$13,788
Stock-based compensation expense(a)	141	11
Loss on disposal of assets(b)(c)	225	199
Expenses related to fire loss(c)	—	48
Gain on recovery of insurance proceeds(c)	—	(289)
Asset impairment and closed-store reserves(d)	871	74
Income tax receivable agreement expense(e)	227	264
Securities class action legal expense(f)	351	1,468
Pre-opening costs(g)	627	481
Executive transition costs(h)	92	—
Adjusted EBITDA	$15,985	$16,044

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirteen weeks ended March 30, 2016, we incurred costs directly related to the fire of less than $0.1 million, and recognized a gain of $0.3 million, related to the reimbursement of property and equipment. The Company received from the insurance company cash of $0.4 million during the thirteen weeks ended March 30, 2016, net of the insurance deductible. The restaurant was reopened for business on March 14, 2016.

(d)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen weeks ended March 29, 2017, the Company closed one restaurant in Arizona and one restaurant in Texas.

(e)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 29, 2017, income tax receivable agreement expense consisted of the amortization of interest expense related to our total expected TRA payments.

(f)	Consists of costs related to a securities class action lawsuit. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

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

(h)	Includes costs associated with the transition of our CEO, such as executive recruiter costs.

Comparison of Results of Operations
Our operating results for the thirteen weeks ended March 29, 2017 and March 30, 2016, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	March 29, 2017		March 30, 2016		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$93,449	93.7	$88,369	93.7	$5,080	5.7
Franchise revenue	6,322	6.3	5,985	6.3	337	5.6
Total revenue	99,771	100	94,354	100	5,417	5.7
Cost of operations
Food and paper costs(1)	27,072	29.0	26,768	30.3	304	1.1
Labor and related expenses(1)	26,833	28.7	24,507	27.7	2,326	9.5
Occupancy and other operating expenses(1)	20,542	22.0	18,834	21.3	1,708	9.1
Company restaurant expenses(1)	74,447	79.7	70,109	79.3	4,338	6.2
General and administrative expenses	9,733	9.8	9,237	9.8	496	5.4
Franchise expenses	817	0.8	924	1.0	(107)	(11.6)
Depreciation and amortization	4,317	4.3	3,758	4.0	559	14.9
Loss on disposal of assets	225	0.2	199	0.2	26	13.1
Expenses related to fire loss	—	—	48	0.1	(48)	(100.0)
Gain on recovery of insurance proceeds	—	—	(289)	(0.3)	289	(100.0)
Asset impairment and closed-store reserves	871	0.9	74	0.1	797	1,077.0
Total expenses	90,410	90.6	84,060	89.1	6,350	7.6
Income from operations	9,361	9.4	10,294	10.9	(933)	(9.1)
Interest expense, net	790	0.8	826	0.9	(36)	(4.4)
Income tax receivable agreement expense	227	0.2	264	0.3	(37)	(14.0)
Income before provision for income taxes	8,344	8.4	9,204	9.8	(860)	(9.3)
Provision for income taxes	3,467	3.5	3,761	4.0	(294)	(7.8)
Net income	$4,877	4.9	$5,443	5.8	$(566)	(10.4)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue increased $5.1 million, or 5.7%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $5.8 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and $0.7 million related to a restaurant closed during the first quarter of 2016, due to fire damage, that was open for all of the first quarter of 2017. These increases were partially offset by a $0.3 million decrease resulting from a 0.4% decrease in company-operated comparable restaurant sales, the closure of two restaurants in 2016 and two restaurants in the current quarter, and the sale of one restaurant in 2016 to a franchisee. The company-operated comparable restaurant sales decrease consisted of a decrease in transactions of 2.2%, partially offset by an increase in average check size of 1.9%.
Franchise Revenue
For the quarter, franchise revenue increased $0.3 million, or 5.6%, from the comparable period in the prior year. This increase was primarily due to seventeen new franchised restaurants opened during or after the prior year quarter, partially offset by a franchise comparable restaurant sales decline of 0.2%.

Food and Paper Costs
For the quarter, food and paper costs increased $0.3 million, or 1.1%, from the comparable period in the prior year, due to a $0.2 million increase in food costs and a $0.1 million increase in paper costs. The increases in food and paper costs, for the quarter, resulted primarily from higher restaurant revenue, partially offset by lower commodity costs related to chicken.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 29.0%, from 30.3% in the comparable period of the prior year. The percentage decrease for the quarter was due primarily to the lower commodity costs, noted above.
Labor and Related Expenses
For the quarter, payroll and benefit expenses increased $2.3 million, or 9.5%, from the comparable period in the prior year. The quarter increase was due primarily to increased labor costs resulting from the opening of new restaurants in fiscal 2016 and the first quarter of fiscal 2017, and the impact of the minimum wage increases in California and Los Angeles during fiscal 2016 and the first quarter of fiscal 2017 and higher workers' compensation expense due to increased claims activity.
For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 28.7%, from 27.7% in the comparable period in the prior year. The percentage increase, for the quarter, was due primarily to higher workers compensation expense, higher minimum wages increases in California and Los Angeles, and the impact of the incremental labor required for twenty-three new restaurants opened during or after the prior year quarter.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses increased $1.7 million, or 9.1%, from the comparable period of the prior year. The increase for the quarter was due primarily to a $0.7 million increase in occupancy costs, due primarily to additional rent, a $0.3 million increase in advertising costs, a $0.3 million increase in utilities costs, and a $0.4 million increase in other operating expenses, resulting primarily from an increase in repair and maintenance costs, credit card fees and restaurant security expenses. These increases for the quarter resulted primarily from the new restaurants opened in fiscal 2016 and the thirteen weeks ended March 29, 2017.
For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue was 22.0%, up from 21.3% in the comparable period of the prior year. This increase resulted primarily from rent expense, relative to revenue volume generated, and other incremental costs related to opening new restaurants in 2016 and the thirteen weeks ended March 29, 2017.
General and Administrative Expenses
For the quarter, general and administrative expenses increased $0.5 million, or 5.4%, from the comparable period in the prior year. The increase for the quarter was due primarily to (i) a $0.8 million increase in payroll expense, due primarily to an increase in the number of corporate employees, and a higher accrual related to the Company’s annual bonus program, (ii) a $0.1 million increase in restaurant pre-opening costs, and (iii) a $0.1 million increase in stock compensation related expenses. These increases were partially offset by a $0.5 million decrease in legal expense related primarily to a decrease in securities class action litigation costs.
General and administrative expenses as a percentage of total revenue were consistent at 9.8%, for both the current quarter and comparable period of the prior year.
Gain on Recovery of Insurance Proceeds
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirteen weeks ended March 30, 2016, we incurred costs directly related to the fire of less than $0.1 million, and recognized a gain of $0.3 million, related to the reimbursement of property and equipment. The Company received from the insurance company cash of $0.4 million during the thirteen weeks ended March 30, 2016, net of the insurance deductible. The restaurant was reopened for business on March 14, 2016.

Asset Impairment and Closed-Store Reserves
During the thirteen weeks ended March 29, 2017, the Company decided to close one restaurant in Texas and one restaurant in Arizona, the assets of which were previously recorded as impaired during the third quarter of 2016. The Company recorded $0.9 million of asset impairment and closed-store reserves, primarily related to the closure of the two restaurants.
Interest Expense, Net
For the quarter, interest expense, net was comparable with the same period of the prior year.
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarters ended March 29, 2017 and March 30, 2016, we recorded income tax receivable agreement expense of $0.2 million and $0.3 million, respectively, for the amortization of interest expense related to our total expected TRA payments.
Provision for Income Taxes
For the quarter ended March 29, 2017, we recorded an income tax provision of $3.5 million, reflecting an estimated effective tax rate of 41.6%. For the quarter ended March 30, 2016, we recorded an income tax provision of $3.8 million, reflecting an estimated effective tax rate of approximately 40.9%. These rates are in line with the Company's estimated long-term federal and state tax rate.
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
The following table presents summary cash flow information for the periods indicated.

	Thirteen Weeks Ended
(Amounts in thousands)	March 29, 2017	March 30, 2016
Net cash provided (used) by
Operating activities	$19,133	$11,003
Investing activities	(11,601)	(5,665)
Financing activities	(3,048)	(2,575)
Net increase in cash	$4,484	$2,763

Operating Activities
For the thirteen weeks ended March 29, 2017, net cash provided by operating activities increased by approximately $8.1 million from the comparable period of the prior year. This was due primarily to higher profitability after non-cash items and favorable working capital fluctuations.
Investing Activities
For the thirteen weeks ended March 29, 2017, net cash used by investing activities increased by $5.9 million from the comparable period of the prior year. This was due primarily to opening five new company restaurants and three remodels in the thirteen weeks ended March 29, 2017 compared to three new restaurants opened and one remodel in the thirteen weeks ended March 30, 2016, as well as insurance proceeds related to fire damage received in the prior year period.

For the year ending December 27, 2017, we expect to incur capital expenditures of $40.0 million to $45.0 million, consisting of $27.0 to $32.0 million related to new restaurants, $7.0 million related to the remodeling of existing restaurants, and $6.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities
For the thirteen weeks ended March 29, 2017, net cash used by financing activities increased by $0.5 million from the comparable period of the prior year. This was due primarily to the pre-payment of $3.0 million on the 2014 Revolver during the thirteen weeks ended March 29, 2017 compared to a pre-payment of $2.5 million for the thirteen weeks ended March 30, 2016.
Debt and Other Obligations
New Credit Agreement
On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At March 29, 2017, $8.1 million of letters of credit were outstanding and $90.9 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 2.3% to 2.7% and 2.0% to 2.2% for the thirteen weeks ended March 29, 2017 and March 30, 2016, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at March 29, 2017.
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
Contractual Obligations
Our contractual commitments outstanding on March 29, 2017, have not changed materially since our annual report on Form 10-K for the year ended December 28, 2016. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage.
Off-Balance Sheet and Other Arrangements
As of March 29, 2017, we were using $8.1 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of March 29, 2017, we had outstanding borrowings of $101.0 million and another $8.1 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.0 million on an annualized basis.
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

Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting
The identified material weaknesses in internal control discussed in our most recent annual report on Form 10-K will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls have been implemented and are operating effectively. We continue to work on implementing and testing these controls in order to make this final determination.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court recently refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. The parties are now once again engaged in settlement discussion with the putative lead plaintiff proposing to limit the class to those hourly employees who worked as cooks at the time a corporate-owned restaurant closed. Purported class actions alleging wage and hour violations are commonly filed against California employers, and we fully expect to have to defend against similar lawsuits in the future.
Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from our menu, which resulted in a decrease in traffic from value-conscious consumers. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees).
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017.  Defendants intend to continue to defend against the claims asserted and intend to file a motion to dismiss the amended complaint on or about May 17, 2017.
In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.
On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C., under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery.  The Diep action is also purportedly brought on behalf of Holdings names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court allowed the claim based on allegations that directors, officers and a large stockholder sold shares at inflated prices to proceed and also denied the defendants' motion to dismiss that claim.  No trial date for the Diep action has been set.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 28, 2016, except for (i) the addition of the two risk factors that immediately follow, and, following them, (ii) the revision of the third and forth risk factors that follow, which are revised and restated in their entirety.
The process of finding a new CEO may negatively affect our business.
On March 7, 2017, Steve Sather, our President and Chief Executive Officer, informed our board that he intends to retire on or before December 31, 2017, subject to the Company hiring his replacement. At this time, Mr. Sather retains his positions while a search for his successor is underway. As President and CEO, Mr. Sather is responsible for the general supervision of our business. Turnover in the CEO position could lead to operational or strategic uncertainty or inefficiency, affecting our operations and performance. Such uncertainty or inefficiency could occur before Mr. Sather retires, after his successor’s tenure begins, and during any gap between the two. Similarly, a new CEO may require time to become familiar with our business and during this period his or her lack of familiarity with our organization could pose an impediment to the efficient operation of our business and the development and execution of our business strategy. We are not guaranteed to be able to find a replacement with suitable skills and personality promptly and for an amount of compensation that we consider appropriate. Any successor may be less effective than Mr. Sather, or change our Company’s direction, and any such changes could be disruptive or unsuccessful.
Continued noncompliance with NASDAQ listing standards could lead to the delisting of our common stock.
NASDAQ rules require a majority-independent board. On March 29, 2017, Douglas K. Ammerman resigned from our board. Because of Mr. Ammerman’s resignation, currently, only four of the Company’s eight directors qualify as independent. Therefore, the Company is relying on the NASDAQ’s cure period to regain compliance. The Company expects the cure period to run through September 25, 2017. If the Company were to fail to regain compliance by that date, the NASDAQ could move to delist the Company’s common stock. Any delisting proceedings, or delisting itself, could severely impair our stock’s price and liquidity. Future resignations of other additional independent directors could result in further breaches of NASDAQ listing standards relating to board or committee independence or number of members and could increase the time required to return to compliance.

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
One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 18 new company-operated restaurants in fiscal 2016 and plan to open an estimated 15 to 20 in fiscal 2017. Our franchisees opened 13 new restaurants in fiscal 2016 and plan to open 8 to 12 in fiscal 2017. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

•	identify available and suitable restaurant sites;

•	compete for restaurant sites;

•	reach acceptable agreements regarding the lease or purchase of locations;

•	obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs;

•	respond to unforeseen engineering or environmental problems with leased premises;

•	avoid the impact of inclement weather and natural and man-made disasters;

•	hire, train, and retain the skilled management and other employees necessary to meet staffing needs;

•	obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals;

•	respond effectively to any changes in local, state, and federal law and regulations that adversely affect our and our franchisees’ costs or abilities to open new restaurants; and

•	control construction and equipment cost increases for new restaurants
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
Our growth depends on maintaining amicable relations with our franchisees. If our relations with existing or potential franchisees deteriorate, restaurant performance and our development pipeline could suffer. Additionally, our franchisee relationships are contractual in nature, and are comprised of mutual obligations. If contracts or contractual provisions between us and our franchisees are violated by either party, legally or practically unenforceable, or judicially voided, whether with respect to one, more than one, or all of our franchisees, restaurant performance and our development pipeline could suffer. In particular, we rely on non-compete, territorial exclusivity, and other development-related provisions to provide stability to our franchisee network.
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
Disputes between us and our franchisees, whether in court or otherwise, could relate to either party’s violation of its contractual obligations. Unfavorable judgments or settlements relating to franchisee disputes could result in monetary or injunctive relief against us, including the voiding of non-compete, territorial exclusivity, or other development-related provisions upon which we rely. Even our success in franchisee disputes could damage our franchisees’ finances or operations, or our relationships with them.

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

El Pollo Loco Holdings, Inc.
(Registrant)

May 5, 2017	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

May 5, 2017	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer