Form 10-Q
period 2017-06-28
El Pollo Loco Holdings, Inc.
filed 2017-08-07
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 24, 2017, there were 38,651,670 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 28, 2017	December 28, 2016
Assets
Current assets:
Cash and cash equivalents	$4,371	$2,168
Restricted cash	—	125
Accounts and other receivables, net	8,317	6,919
Inventories	2,130	2,112
Prepaid expenses and other current assets	3,728	3,104
Total current assets	18,546	14,428
Property and equipment owned, net	126,631	118,470
Property held under capital leases, net	52	64
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	429	484
Deferred tax assets	6,360	25,905
Other assets	1,205	1,392
Total assets	$463,785	$471,305
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$125	$144
Accounts payable	9,614	11,637
Accrued salaries and vacation	7,864	5,754
Accrued insurance	5,715	5,444
Accrued income taxes payable	134	120
Accrued interest	174	198
Accrued advertising	17	—
Other accrued expenses and current liabilities	33,817	22,021
Total current liabilities	57,460	45,318
Revolver loan	94,500	104,000
Obligations under capital leases, net of current portion	252	317
Deferred taxes	6,505	18,488
Other intangible liabilities, net	899	1,012
Other noncurrent liabilities	25,784	36,988
Total liabilities	185,400	206,123
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value—200,000,000 shares authorized; 38,651,670 and 38,473,772 shares issued and outstanding	387	385
Additional paid-in-capital	372,348	371,843
Accumulated deficit	(94,350)	(107,046)
Total stockholders' equity	278,385	265,182
Total liabilities and stockholder’s equity	$463,785	$471,305

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
Revenue
Company-operated restaurant revenue	$98,885	$90,877	$192,334	$179,246
Franchise revenue	6,688	6,597	13,010	12,582
Total revenue	105,573	97,474	205,344	191,828
Cost of operations
Food and paper cost	29,146	27,032	56,218	53,800
Labor and related expenses	26,592	24,361	53,425	48,868
Occupancy and other operating expenses	21,574	19,496	42,116	38,330
Company restaurant expenses	77,312	70,889	151,759	140,998
General and administrative expenses	9,576	8,287	19,309	17,524
Franchise expenses	1,006	1,239	1,823	2,163
Depreciation and amortization	4,632	3,964	8,949	7,722
Loss on disposal of assets	434	267	659	466
Expenses related to fire loss	—	—	—	48
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(600)	—	(889)
Recovery of securities class action legal expense	(511)	—	(511)	—
Asset impairment and closed-store reserves	384	60	1,255	134
Total expenses	92,833	84,106	183,243	168,166
Gain on disposition of restaurants	—	33	—	33
Income from operations	12,740	13,401	22,101	23,695
Interest expense-net of interest income of $6 and $7 for the quarters ended June 28, 2017 and June 29, 2016, respectively and $11 and $15 for year-to-date ended June 28, 2017 and June 29, 2016, respectively.	778	830	1,568	1,656
Income tax receivable agreement (income) expense	(101)	(35)	126	229
Income before provision for income taxes	12,063	12,606	20,407	21,810
Provision for income taxes	4,244	5,339	7,711	9,100
Net income	$7,819	$7,267	$12,696	$12,710
Net income per share
Basic	$0.20	$0.19	$0.33	$0.33
Diluted	$0.20	$0.19	$0.32	$0.33
Weighted-average shares used in computing net income per share
Basic	38,449,240	38,294,575	38,443,130	38,289,505
Diluted	39,123,961	38,962,802	39,102,501	38,981,610

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 28, 2017	June 29, 2016
Cash flows from operating activities:
Net income	$12,696	$12,710
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,949	7,722
Stock-based compensation expense	414	139
Fire insurance proceeds for expenses paid and lost profit	—	8
Income tax receivable agreement expense	126	229
Gain on disposition of restaurants	—	(33)
Loss on disposal of assets	659	466
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(889)
Impairment of property and equipment	445	56
Closed-store reserve	810	78
Amortization of deferred financing costs	152	152
Amortization of favorable and unfavorable leases, net	(57)	(20)
Excess income tax benefit related to share-based compensation plans	—	(253)
Deferred income taxes, net	7,562	8,716
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,398)	(607)
Inventories	(18)	140
Prepaid expenses and other current assets	(624)	(2,701)
Income taxes payable	14	214
Other assets	37	19
Accounts payable	(1,187)	(5,889)
Accrued salaries and vacation	2,110	355
Accrued insurance	271	(48)
Other accrued expenses and liabilities	(353)	454
Restricted cash	125	—
Net cash flows provided by operating activities	$30,733	$21,018
Cash flows from investing activities:
Proceeds from sale of restaurant	—	1,465
Fire insurance proceeds for property and equipment	$—	$992
Purchase of property and equipment	(19,040)	(14,311)
Net cash flows used in investing activities	$(19,040)	$(11,854)
Cash flows from financing activities:
Payments on revolver loan	$(9,500)	$(6,500)
Proceeds from issuance of common stock, net of expenses	93	566
Payment of obligations under capital leases	(83)	(88)
Excess income tax benefit related to share-based compensation plans	—	253
Net cash flows used in financing activities	$(9,490)	$(5,769)
Increase in cash and cash equivalents	2,203	3,395
Cash and cash equivalents, beginning of period	2,168	6,101
Cash and cash equivalents, end of period	$4,371	$9,496

	Twenty-Six Weeks Ended
Supplemental cash flow information	June 28, 2017	June 29, 2016
Cash paid during the period for interest	$1,650	$1,567
Cash paid during the period for income taxes	$135	$170
Unpaid purchases of property and equipment	$4,321	$3,881

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company's activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 28, 2017, the Company operated 208 and franchised 264 El Pollo Loco restaurants.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2016.
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
Restricted Cash
The Company’s restricted cash represented cash collateral to one commercial bank for Company credit cards. During the twenty-six weeks ended June 28, 2017, the cash collateral was returned by the bank, and the Company reclassified such amounts to cash and cash equivalents.

Liquidity
The Company’s principal liquidity requirements are to service its debt and to meet capital expenditure needs. At June 28, 2017, the Company’s total debt (including capital lease liabilities) was $94.9 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $4.4 million at June 28, 2017, and available borrowings under the 2014 Revolver (which availability was approximately $97.4 million at June 28, 2017) will be adequate to meet the Company’s liquidity needs for the next 12 months.

Gain on Recovery of Insurance Proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the twenty-six weeks ended June 29, 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of an additional $0.1 million in assets, and recognized gains of $0.9 million, related to the reimbursement of property and equipment. The Company received from the insurance company cash of $1.0 million during the twenty-six weeks ended June 29, 2016, net of the insurance deductible. The restaurant was reopened for business on March 14, 2016.

Recovery of Securities Class Action Legal Expense

During the thirteen and twenty-six weeks ended June 28, 2017, the Company received insurance proceeds of $0.5 million, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for financial statements issued for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. The amendments in ASU No. 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statements of cash flows. ASU 2016-18 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2016-18 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. ASU 2016-15 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2016-15 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, we will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $307.2 million of operating lease obligations as of June 28, 2017 and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the balance sheet. However, the statement of income recognition of lease expense is not expected to change from the current methodology.

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

Subsequent Events
Subsequent to June 28, 2017, the Company made a $4.0 million pre-payment on the 2014 Revolver, received an additional $0.6 million of insurance proceeds related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits and completed one new store opening.  In addition, one of our franchisees completed one new store opening.
Subsequent to June 28, 2017, the Company made a strategic decision to close three restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016. While the company is still assessing an intended course of action regarding the restaurants, there could be an impairment charge of up to $3.4 million, related to the remaining assets of two of the restaurants during the third quarter.
The Company evaluated subsequent events that have occurred after June 28, 2017, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had no suppliers for which amounts due at June 28, 2017 totaled greater than 10% of the Company’s accounts payable. As of December 28, 2016, the Company had one supplier for which amounts due totaled 16% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 33% of total expenses for the thirteen weeks ended June 28, 2017, and 34% of total expenses for the thirteen weeks ended June 29, 2016. Purchases from the Company’s largest supplier totaled 32% of total expenses for the twenty-six weeks ended June 28, 2017, and 34% of total expenses for the twenty-six weeks ended June 29, 2016, of the Company’s purchases. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 73% and 75% of total revenue for the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016, respectively.
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
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 28, 2017 or June 29, 2016, and therefore did not record any impairment during the respective periods.
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

As of June 28, 2017 and December 28, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 28, 2017 (in thousands), reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding period, as discussed immediately below under "Impairment of Long-Lived Assets":

		Fair Value Measurements at June 28, 2017 Using			Impairment Loss
	Total	Level 1	Level 2	Level 3	Thirteen Weeks Ended June 28, 2017	Twenty-Six Weeks Ended June 28, 2017
Property and equipment owned, net	$302	$—	$—	$302	$387	387
The were no non-financial instruments that were measured at fair value, on a nonrecurring basis as of and for the thirteen and twenty-six weeks ended June 29, 2016.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. Based on the results of the analysis, during the thirteen and twenty-six weeks ended June 28, 2017, the Company recorded a non-cash impairment charge of $0.4 million. For the thirteen and twenty-six weeks ended June 29, 2016, the Company recorded an immaterial non-cash impairment charge related to capital expenditures for stores fully impaired in previous years. The Company continues to monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis.  In particular, most of the Company’s (and its franchisees’) restaurants in Texas have opened since the beginning of 2015, and many since the beginning of 2016. Accordingly, given the difficulty in projecting results for newer restaurants in newer markets, the Company intends to continue to monitor the performance of its Texas portfolio. Based on most recent results, if the management plans to improve profitability are not successful, future significant impairment to the Company’s assets may occur as a result of the performance of these restaurants and the related future cash flow assumptions over the remaining lease term.
Income Taxes
The provision for income taxes, income taxes payable and deferred income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If, after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by charging to tax expense to reserve the portion of deferred tax assets which are not expected to be realized. In the first quarter of fiscal 2017 the Company implemented ASU 2015-17, resulting in the classification of all deferred tax assets as non-current. As the Company implemented this ASU retrospectively, $21.5 million of deferred tax assets previously classified as current in fiscal year 2016 are now classified as noncurrent liabilities within the Company's balance sheets.
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
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 28, 2017 or at December 28, 2016, and did not recognize interest or penalties during the thirteen or twenty-six weeks ended June 28, 2017 or June 29, 2016, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	June 28, 2017	December 28, 2016
Land	$12,323	$12,323
Buildings and improvements	141,457	125,159
Other property and equipment	70,727	65,831
Construction in progress	5,649	11,539
	230,156	214,852
Less: accumulated depreciation and amortization	(103,525)	(96,382)
	$126,631	$118,470

Depreciation expense was $4.6 million and $4.0 million for the thirteen weeks ended June 28, 2017 and June 29, 2016, respectively, and $8.9 million and $7.7 million for the twenty-six weeks ended June 28, 2017 and June 29, 2016, respectively. The gross value of assets under capital leases for buildings and improvements was $1.6 million at June 28, 2017 and December 28, 2016. Accumulated depreciation for assets under capital leases was $1.5 million as of June 28, 2017 and December 28, 2016. For the thirteen weeks ended June 28, 2017, capital expenditures totaled $7.4 million, including $1.4 million for restaurant remodeling and $4.4 million for new restaurant expenditures. For the twenty-six weeks ended June 28, 2017, capital expenditures totaled $19.0 million, including $2.8 million for restaurant remodeling and $13.9 million for new restaurant expenditures. For the thirteen weeks ended June 29, 2016, capital expenditures totaled $8.4 million, including $0.1 million for restaurant remodeling and $6.3 million for new restaurant expenditures. For the twenty-six weeks ended June 29, 2016, capital expenditures totaled $14.3 million, including $1.6 million for restaurant remodeling and $9.2 million for new restaurant expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.4 million for both the thirteen and twenty-six weeks ended June 28, 2017. For the thirteen and twenty-six weeks ended June 29, 2016, the Company recorded an immaterial non-cash impairment charge related to capital expenditures for stores fully impaired in previous years.

3. STOCK-BASED COMPENSATION
At June 28, 2017, options to purchase 2,302,319 shares of common stock were outstanding, including 1,835,285 vested and 467,034 unvested. Unvested options vest over time. However, upon a change in control, the board may accelerate vesting. At June 28, 2017, 1,563,549 premium options, options granted above the stock price at date of grant, remained outstanding. For both the thirteen and twenty-six weeks ended June 28, 2017, there were stock option exercises of 17,661. For both the thirteen and twenty-six weeks ended June 29, 2016, there were stock option exercises of 115,340 shares. For the thirteen and twenty-six weeks ended June 28, 2017, 128,252 stock options were granted at the fair market value on the date of grant. For the thirteen and twenty-six weeks ended June 29, 2016, 319,798 stock options were granted at the fair market value on the date of grant. At June 28, 2017, we had total unrecognized compensation expense of $1.5 million related to unvested stock options, which we expect to recognize over a weighted-average period of 3.1 years.
For the thirteen and twenty-six weeks ended June 28, 2017, 169,676 restricted shares were granted at the fair market value on the date of grant. The restricted shares will vest ratably over four years for employees and three years for directors, from their grant date. There were 7,806 restricted shares granted at the fair market value on the date of grant during the thirteen and twenty-six weeks ended June 29, 2016. At June 28, 2017, there were 194,387 unvested restricted shares outstanding. At June 28, 2017, we had total unrecognized compensation expense of $2.5 million related to unvested restricted shares, which we expect to recognize over a weighted-average period of 3.6 years.
Total stock-based compensation expense was $0.3 million and $0.4 million for the thirteen and twenty-six weeks ended June 28, 2017, respectively, and $0.1 million for the thirteen and twenty-six weeks ended June 29, 2016. In connection with the separation of our former audit committee chair, the Company has modified previously granted equity awards to allow for additional time to exercise previously vested awards following his separation date. As a result, the Company incurred incremental stock-based compensation expense of less than $0.1 million for the thirteen and twenty-six weeks ended June 28, 2017.

4. CREDIT AGREEMENTS
On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200.0 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At June 28, 2017, $8.1 million of letters of credit, and $94.5 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $97.4 million at June 28, 2017. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 2.69% to 2.96% and 2.44% to 2.96% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, and 2.19% to 2.20% and 2.02% to 2.20% for the thirteen and twenty-six weeks ended June 29, 2016, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at June 28, 2017. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.
Maturities
There are no required principal payments prior to maturity for the 2014 Revolver. During the thirteen and twenty-six weeks ended June 28, 2017, the Company elected to pay down $6.5 million and $9.5 million, respectively, of outstanding borrowings on our 2014 Revolver, primarily from our cash flow from operations.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	June 28, 2017	December 28, 2016
Accrued sales and property taxes	$3,802	$4,223
Income tax receivable agreement payable	24,255	12,349
Gift card liability	1,659	1,870
Other	4,101	3,579
Total other accrued expenses and current liabilities	$33,817	$22,021

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	June 28, 2017	December 28, 2016
Deferred rent	$8,534	$8,328
Income tax receivable agreement payable	14,526	26,306
Other	2,724	2,354
Total other noncurrent liabilities	$25,784	$36,988

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court recently refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. Further settlement discussions were not successful, and the litigation is moving forward with plaintiff’s class certification motion due to be filed September 1, 2017. Purported class actions alleging wage and hour violations are commonly filed against California employers. We have similar cases pending and fully expect to have to defend against similar lawsuits in the future.
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
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court took the motion under submission, and the parties are waiting on the Court’s decision. Defendants intend to continue to defend against the claims asserted.
In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.
On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C., under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery. The Diep action is also purportedly brought on behalf of Holdings, names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. No trial date for the Diep action has been set.

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
Purchasing Commitments
The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2017 with an estimated Company obligation totaling $4.7 million as of June 28, 2017.
At June 28, 2017, the Company’s total estimated commitment to purchase chicken was $20.3 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of June 28, 2017, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.0 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 28, 2017 was $2.6 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
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

8. NET INCOME PER SHARE
Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended June 28, 2017 and June 29, 2016. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
Numerator:
Net income	$7,819	$7,267	$12,696	$12,710
Denominator:
Weighted-average shares outstanding—basic	38,449,240	38,294,575	38,443,130	38,289,505
Weighted-average shares outstanding—diluted	39,123,961	38,962,802	39,102,501	38,981,610
Net income per share—basic	$0.20	$0.19	$0.33	$0.33
Net income per share—diluted	$0.20	$0.19	$0.32	$0.33
Anti-dilutive securities not considered in diluted EPS calculation	763,761	473,836	763,761	473,836

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
Weighted-average shares outstanding— basic	38,449,240	38,294,575	38,443,130	38,289,505
Dilutive effect of stock options and restricted shares	674,721	668,227	659,371	692,105
Weighted-average shares outstanding— diluted	39,123,961	38,962,802	39,102,501	38,981,610

9. RELATED PARTY TRANSACTIONS
Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.3% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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
As of June 28, 2017, we had 472 locations in five states. In fiscal 2016, we opened 18 new company-operated and 13 new franchised restaurants across Arizona, California, Nevada, Utah and Texas. For the quarter ended June 28, 2017, we opened 4 new company-operated restaurants and 1 franchised restaurant, in Texas and Arizona. For the year-to-date period ended June 28, 2017, we opened 9 new company-operated restaurants and 5 franchised restaurants, in California, Texas and Arizona. In 2017, we intend to open 17 to 19 new company-operated and 9 to 11 new franchised restaurants. Over the long-term we plan to grow the number of El Pollo Loco restaurants by 8% to 10% annually. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen and twenty-six weeks ended June 28, 2017, comparable restaurant sales increased 2.9% and 1.3% year over year, respectively. For company-operated restaurants, comparable restaurant sales, for the thirteen and twenty-six weeks ended June 28, 2017, increased by 2.4% and 1.1%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 0.5% increase in transactions and a 1.9% increase in average check size, while year to date consisted of a 1.9% increase in average check size, partially offset by a 0.8% decline in transactions. For franchised restaurants, comparable restaurant sales increased 3.2% and 1.5% for the thirteen and twenty-six weeks ended June 28, 2017, respectively.

Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 28, 2017, were as follows.

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 28, 2017	2016	2015	2014
Company-operated restaurant activity:
Beginning of period	201	186	172	168
Openings	9	18	14	11
Restaurant sale to franchisee	—	(1)	—	(6)
Closures	(2)	(2)	—	(1)
Restaurants at end of period	208	201	186	172
Franchised restaurant activity:
Beginning of period	259	247	243	233
Openings	5	13	5	5
Restaurant sale to franchisee	—	1	—	6
Closures	—	(2)	(1)	(1)
Restaurants at end of period	264	259	247	243
System-wide restaurant activity:
Beginning of period	460	433	415	401
Openings	14	31	19	16
Closures	(2)	(4)	(1)	(2)
Restaurants at end of period	472	460	433	415
Restaurant Remodeling
We and our franchisees commenced our remodeling program in 2011 and, as of June 28, 2017, together we had remodeled 113 company-operated and 194 franchised restaurants, or 307 system-wide, over 75% of our restaurant system due to be remodeled. In 2016 we launched our newest restaurant design called Vision. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of June 28, 2017, including new builds and remodesl, we had 29 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our condensed consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, the Company introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption. As of June 28, 2017 the amount of revenue deferred related to the earned points is not material.
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
There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K. However, as discussed in (i) our annual report, in the aforementioned critical accounting policies section, “Long-Lived Assets” subsection, and (ii) “Impairment of Long-Lived Assets,” in Note 1 to Item 1 above, the Company evaluates its assets based on factors including economic conditions and operating performance, and its assumptions are subject to change. As described in Note 1 to Item 1 above, the Company intends to monitor the performance and related future cash flow assumptions of its Texas portfolio, which could result in the significant impairment of the Company's assets. In particular, most of the Company’s (and its franchisees’) restaurants in Texas have opened since the beginning of 2015, and many since the beginning of 2016. Accordingly, given the difficulty in projecting results for newer restaurants in newer markets, the Company intends to continue to monitor the performance of its Texas portfolio. Based on most recent results, if the management plans to improve profitability are not successful, future significant impairment to the Company’s assets may occur as a result of the performance of these restaurants and the related future cash flow assumptions over the remaining lease term. The combined carrying values of the restaurants in Texas is $28.4 million as of June 28, 2017. This number only applies to our current company-operated Texas portfolio. Asset impairments outside of Texas, or impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.
Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for financial statements issued for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. The amendments in ASU No. 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statements of cash flows. ASU 2016-18 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2016-18 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. ASU 2016-15 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2016-15 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, we will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $307.2 million of operating lease obligations as of June 28, 2017 and upon adoption of this standard will record a ROU asset and lease liability for present value of these leases, which will have a material impact on the balance sheet. However, the statement of income recognition of lease expense is not expected to change from the current methodology.

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
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 28, 2017 and June 29, 2016, there were 420 and 408 comparable restaurants, 178 and 170 company-operated and 242 and 238 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
Company-operated restaurant revenue	$98,885	$90,877	$192,334	$179,246
Company restaurant expenses	77,312	70,889	151,759	140,998
Restaurant contribution	$21,573	$19,988	$40,575	$38,248
Restaurant contribution margin (%)	21.8%	22.0%	21.1%	21.3%
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
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 28, 2017	June 29, 2016	June 28, 2017	June 29, 2016
Net income	$7,819	$7,267	$12,696	$12,710
Non-GAAP adjustments:
Provision for income taxes	4,244	5,339	7,711	9,100
Interest expense-net of interest income	778	830	1,568	1,656
Depreciation and amortization	4,632	3,964	8,949	7,722
EBITDA	$17,473	$17,400	$30,924	$31,188
Stock-based compensation expense(a)	272	128	414	139
Loss on disposal of assets(b)(c)	434	267	659	466
Expenses related to fire loss(c)	—	—	—	48
Gain on recovery of insurance proceeds, property, equipment and expenses(c)	—	(600)	—	(889)
Recovery of securities class action legal expense(d)	(511)	—	(511)	—
Asset impairment and closed-store reserves(e)	384	60	1,255	134
Gain on disposition of restaurants(f)	—	(33)	—	(33)
Income tax receivable agreement (income) expense(g)	(101)	(35)	126	229
Securities class action legal expense(h)	1,057	340	1,408	1,808
Pre-opening costs(i)	470	376	1,097	857
Executive transition costs(j)	179	—	271	—
Adjusted EBITDA	$19,657	$17,903	$35,643	$33,947

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the twenty-six weeks ended June 29, 2016, we incurred costs directly related to the fire of less than $0.1 million, and recognized a gain of $0.9 million, related to the reimbursement of property and equipment. The Company received from the insurance company cash of $1.0 million during the twenty-six weeks ended June 29, 2016, net of the insurance deductible. The restaurant was reopened for business on March 14, 2016.

(d)
During the thirteen and twenty-six weeks ended June 28, 2017, the Company received insurance proceeds of $0.5 million, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

(e)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen and twenty-six weeks ended June 28, 2017, the Company determined that the carrying value of the assets of one restaurant in Texas may not be recoverable. As a result, the Company recorded a $0.4 million expense related to the impairment of the assets of the restaurant. During the twenty-six weeks ended June 28, 2017, the Company closed one restaurant in Arizona and one restaurant in Texas. The Company continues to monitor the recoverability of the carrying value of the assets of several other restaurants.

(f)
On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of less than $0.1 million, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statement of operations. This restaurant is now included in our franchised restaurant totals.

(g)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 28, 2017 and June 29, 2016, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

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

(j)	Includes costs associated with the transition of our CEO, such as executive recruiter costs.

Comparison of Results of Operations
Our operating results for the thirteen weeks ended June 28, 2017 and June 29, 2016, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	June 28, 2017		June 29, 2016		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$98,885	93.7	$90,877	93.2	$8,008	8.8
Franchise revenue	6,688	6.3	6,597	6.8	91	1.4
Total revenue	105,573	100	97,474	100	8,099	8.3
Cost of operations
Food and paper costs(1)	29,146	29.5	27,032	29.7	2,114	7.8
Labor and related expenses(1)	26,592	26.9	24,361	26.8	2,231	9.2
Occupancy and other operating expenses(1)	21,574	21.8	19,496	21.5	2,078	10.7
Company restaurant expenses(1)	77,312	78.2	70,889	78.0	6,423	9.1
General and administrative expenses	9,576	9.1	8,287	8.5	1,289	15.6
Franchise expenses	1,006	1.0	1,239	1.3	(233)	(18.8)
Depreciation and amortization	4,632	4.4	3,964	4.1	668	16.9
Loss on disposal of assets	434	0.4	267	0.3	167	62.5
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(600)	(0.6)	600	(100.0)
Recovery of securities class action legal expense	(511)	(0.5)	—	—	(511)	N/A
Asset impairment and closed-store reserves	384	0.4	60	0.1	324	540.0
Total expenses	92,833	87.9	84,106	86.3	8,727	10.4
Gain on disposition of restaurants	—	—	33	0.0	(33)	(100.0)
Income from operations	12,740	12.1	13,401	13.7	(661)	(4.9)
Interest expense-net of interest income	778	0.7	830	0.9	(52)	(6.3)
Income tax receivable agreement (income) expense	(101)	(0.1)	(35)	0.0	(66)	188.6
Income before provision for income taxes	12,063	11.4	12,606	12.9	(543)	(4.3)
Provision for income taxes	4,244	4.0	5,339	5.5	(1,095)	(20.5)
Net income	$7,819	7.4	$7,267	7.5	$552	7.6

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended June 28, 2017 and June 29, 2016, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Twenty-Six Weeks Ended
	June 28, 2017		June 29, 2016		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$192,334	93.7	$179,246	93.4	$13,088	7.3
Franchise revenue	13,010	6.3	12,582	6.6	428	3.4
Total revenue	205,344	100	191,828	100	13,516	7.0
Cost of operations
Food and paper costs(1)	56,218	29.2	53,800	30.0	2,418	4.5
Labor and related expenses(1)	53,425	27.8	48,868	27.3	4,557	9.3
Occupancy and other operating expenses(1)	42,116	21.9	38,330	21.4	3,786	9.9
Company restaurant expenses(1)	151,759	78.9	140,998	78.7	10,761	7.6
General and administrative expenses	19,309	9.4	17,524	9.1	1,785	10.2
Franchise expenses	1,823	0.9	2,163	1.1	(340)	(15.7)
Depreciation and amortization	8,949	4.4	7,722	4.0	1,227	15.9
Loss on disposal of assets	659	0.3	466	0.2	193	41.4
Expenses related to fire loss	—	—	48	0.0	(48)	(100.0)
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(889)	(0.5)	889	(100.0)
Recovery of securities class action legal expense	(511)	(0.2)	—	—	(511)	N/A
Asset impairment and closed-store reserves	1,255	0.6	134	0.1	1,121	836.6
Total expenses	183,243	89.2	168,166	87.7	15,077	9.0
Gain on disposition of restaurants	—	—	33	0.0	(33)	(100.0)
Income from operations	22,101	10.8	23,695	12.4	(1,594)	(6.7)
Interest expense-net of interest income	1,568	0.8	1,656	0.9	(88)	(5.3)
Income tax receivable agreement (income) expense	126	0.1	229	0.1	(103)	(45.0)
Income before provision for income taxes	20,407	9.9	21,810	11.4	(1,403)	(6.4)
Provision for income taxes	7,711	3.8	9,100	4.7	(1,389)	(15.3)
Net income	$12,696	6.2	$12,710	6.6	$(14)	(0.1)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue increased $8.0 million, or 8.8%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $6.5 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and a $2.1 million increase resulting from a 2.4% increase in company-operated comparable sales. This was partially offset by the closure of one restaurant in 2016 and two restaurants in the first quarter of 2017. The company-operated comparable restaurant sales increase consisted of an increase in transactions of 0.5%, and an increase in average check size of 1.9%.
Year-to-date, company-operated restaurant revenue increased $13.1 million, or 7.3%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $12.3 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales, a $1.8 million increase resulting from a 1.1% increase in company-operated comparable restaurant sales, and $0.7 million related to a restaurant closed during the first quarter of 2016, due to fire damage, that was open for all of 2017. These increases were partially offset by the closure of two restaurants in 2016 and two restaurants in the current year, and the sale of one restaurant in 2016 to a franchisee. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 1.9%, partially offset by a decrease in transactions of 0.8%.

Franchise Revenue
For the quarter, franchise revenue increased $0.1 million, or 1.4%, from the comparable period in the prior year. This increase was primarily due to 17 new franchised restaurants opened during or after the prior year quarter, and franchise comparable restaurant sales growth of 3.2%.
Year-to-date, franchise revenue increased $0.4 million, or 3.4%, from the comparable period in the prior year. This increase was primarily due to 18 new franchised restaurants opened during or after the first quarter of 2016 and franchise comparable restaurant sales growth of 1.5%.
Food and Paper Costs
For the quarter, food and paper costs increased $2.1 million, or 7.8%, from the comparable period in the prior year, due to a $1.8 million increase in food costs and a $0.3 million increase in paper costs. Year-to-date, food and paper costs increased $2.4 million, or 4.5%, from the comparable period in the prior year, due to a $2.0 million increase in food costs and a $0.4 million increase in paper costs. The increases in food and paper costs, for the quarter and year-to-date periods, resulted primarily from higher restaurant revenue, partially offset by lower commodity costs related to chicken.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 29.5%, from 29.7% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 29.2%, from 30.0% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to the lower commodity costs, noted above.
Labor and Related Expenses
For the quarter, payroll and benefit expenses increased $2.2 million, or 9.2%, from the comparable period in the prior year. Year-to-date, payroll and benefit expenses increased $4.6 million, or 9.3%, from the comparable period in the prior year. The increase for the quarter and year-to-date periods was due primarily to increased labor costs resulting from the opening of new restaurants in fiscal 2016 and the first half of fiscal 2017, and the impact of the minimum wage increases in California and Los Angeles during fiscal 2016 and the first half of fiscal 2017. The year-to-date period was also impacted by higher workers' compensation expense due to increased claims activity.
For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were consistent at 26.9%, from 26.8% in the comparable period in the prior year. Year-to-date, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 27.8%, from 27.3% in the comparable period in the prior year. The increases for the quarter and year-to-date periods, were due primarily to minimum wages increases in California and Los Angeles, and the impact of the incremental labor required for twenty-seven new restaurants opened during or after the first quarter of 2016. The quarterly increase was partially offset by favorable workers compensation adjustments, while the year-to-date period was impacted by an increase in workers compensation expense due to an increase in claims.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses increased $2.1 million, or 10.7%, from the comparable period of the prior year. The increase for the quarter was primarily due to a $0.9 million increase in occupancy costs, due primarily to additional rent, a $0.4 million increase in utilities costs, a $0.2 million increase advertising costs, and a $0.6 million increase in other operating expenses, resulting primarily from an increase in credit card fees and restaurant security expenses. Year-to-date, occupancy and other operating expenses increased $3.8 million, or 9.9%, from the comparable period of the prior year. The increase for the year-to-date period was due to a $1.6 million increase in occupancy costs, due primarily to additional rent, a $0.6 million increase in utilities costs, a $0.5 million increase advertising costs, and a $1.1 million increase in other operating expenses, resulting primarily from an increase in repair and maintenance costs, credit card fees and restaurant security expenses. The increases for the quarter and year-to-date periods resulted primarily from the new restaurants opened during or after the first quarter of 2016.
For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.8%, up from 21.5% in the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 21.9%, up from 21.4% in the comparable period of the prior year. Both the quarter and year-to-date increases resulted primarily from rent expense, relative to revenue volume generated, and other incremental costs related to opening new restaurants in 2016 and the twenty-six weeks ended June 28, 2017.
General and Administrative Expenses

For the quarter, general and administrative expenses increased $1.3 million, or 15.6%, from the comparable period in the prior year. The increase for the quarter was due primarily to (i) a $0.7 million increase in payroll expense, due primarily to an increase in the number of corporate employees, and a higher accrual related to the Company’s annual bonus program, (ii) a $0.5 million increase in legal expense related primarily to an increase in securities class action litigation costs, (iii) a $0.2 million increase in recruiting costs, (iv) a $0.1 million increase in stock compensation related expenses, and (v) a $0.1 million increase in restaurant pre-opening costs. These increases were partially offset by a $0.3 million decrease in other general and administrative costs.
Year-to-date, general and administrative expenses increased $1.8 million, or 10.2%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to (i) a $1.5 million increase in payroll expense, due primarily to an increase in the number of corporate employees, and a higher accrual related to the Company’s annual bonus program, (ii) a $0.3 million increase in stock compensation related expenses, and (iii) a $0.2 million increase in restaurant pre-opening costs. These increases were partially offset by a $0.2 million decrease in other general and administrative costs.
For the quarter, general and administrative expenses as a percentage of total revenue were 9.1% up from 8.5% in the comparable period of the prior year. Year-to-date general and administrative expenses as a percentage of total revenue were 9.4%, up from 9.1% in the comparable period of the prior year. The percentage increases for the quarter and year-to-date are primarily due to the higher costs noted above, partially offset by higher total revenue.
Gain on Recovery of Insurance Proceeds
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the twenty-six weeks ended June 29, 2016, we incurred costs directly related to the fire of less than $0.1 million, and recognized a gain of $0.9 million, related to the reimbursement of property and equipment. The Company received from the insurance company cash of $1.0 million during the twenty-six weeks ended June 29, 2016, net of the insurance deductible. The restaurant was reopened for business on March 14, 2016.
Recovery of Securities Class Action Legal Expense
During the thirteen and twenty-six weeks ended June 28, 2017, the Company received insurance proceeds of $0.5 million, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.
Asset Impairment and Closed-Store Reserves
During the thirteen and twenty-six weeks ended June 28, 2017, the Company determined the carrying value of the assets in one of its restaurants in Texas may not be recoverable. As a result, the Company recorded $0.4 million of expense related to the impairment of the assets of the restaurant. In addition, during the twenty-six weeks ended June 28, 2017, the Company decided to close one restaurant in Texas and one restaurant in Arizona, the assets of which were previously recorded as impaired during the third quarter of 2016. The Company recorded $0.9 million of closed-store reserves, primarily related to the closure of the two restaurants. For the thirteen and twenty-six weeks ended June 29, 2016, the Company recorded an immaterial non-cash impairment charge related to capital expenditures for stores fully impaired in previous years. The Company continues to monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis.
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
Interest Expense, Net
For the quarter and year-to-date periods, interest expense, net was comparable with the same periods of the prior year.

Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarters ended June 28, 2017 and June 29, 2016 we recorded income tax receivable agreement income of $0.1 million and less than $0.1 million, respectively, and for the year-to-date periods we recorded income tax receivable agreement expense of $0.1 million and $0.2 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed.
Provision for Income Taxes
For the quarter ended June 28, 2017, we recorded an income tax provision of $4.2 million, reflecting an estimated effective tax rate of 35.2%. For the quarter ended June 29, 2016, we recorded an income tax provision of $5.3 million, reflecting an estimated effective tax rate of approximately 42.4%. Year-to-date ended June 28, 2017, we recorded an income tax provision of $7.7 million, reflecting an estimated effective tax rate of approximately 37.8%. Year-to-date ended June 29, 2016, we recorded an income tax provision of $9.1 million, reflecting an estimated effective tax rate of approximately 41.7%. These rates are in line with the Company's estimated long-term federal and state tax rates.
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
The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 28, 2017	June 29, 2016
Net cash provided (used) by
Operating activities	$30,733	$21,018
Investing activities	(19,040)	(11,854)
Financing activities	(9,490)	(5,769)
Net increase in cash	$2,203	$3,395

Operating Activities
For the twenty-six weeks ended June 28, 2017, net cash provided by operating activities increased by approximately $9.7 million from the comparable period of the prior year. This was due primarily to higher profitability after non-cash items and favorable working capital fluctuations.
Investing Activities
For the twenty-six weeks ended June 28, 2017, net cash used by investing activities increased by $7.2 million from the comparable period of the prior year. This was due primarily to opening nine new company restaurants and seven remodels in the twenty-six weeks ended June 28, 2017 compared to five new restaurants opened in the twenty-six weeks ended June 29, 2016, as well as insurance proceeds related to fire damage received in the prior year period.
For the year ending December 27, 2017, we expect to incur capital expenditures of $42.0 million to $44.0 million, consisting of $29.0 to $31.0 million related to new restaurants, $7.0 million related to the remodeling of existing restaurants, and $6.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities

For the twenty-six weeks ended June 28, 2017, net cash used by financing activities increased by $3.7 million from the comparable period of the prior year. This was due primarily to the pre-payment of $9.5 million on the 2014 Revolver during the twenty-six weeks ended June 28, 2017 compared to a pre-payment of $6.5 million for the twenty-six weeks ended June 29, 2016.
Debt and Other Obligations
New Credit Agreement
On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At June 28, 2017, $8.1 million of letters of credit were outstanding and $97.4 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 2.69% to 2.96% and 2.44% to 2.96% for the thirteen and twenty-six weeks ended June 28, 2017, respectively, and 2.19% to 2.20% and 2.02% to 2.20% for the thirteen and twenty-six weeks ended June 29, 2016, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at June 28, 2017.
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
Contractual Obligations
Our contractual commitments outstanding on June 28, 2017, have not changed materially since our annual report on Form 10-K for the year ended December 28, 2016. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage.
Off-Balance Sheet and Other Arrangements
As of June 28, 2017, we were using $8.1 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of June 28, 2017, we had outstanding borrowings of $94.5 million and another $8.1 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $1.0 million on an annualized basis.
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
Changes in Internal Control over Financial Reporting
Other than the remediation discussed below, no other change in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Efforts to Address Material Weaknesses in Internal Control over Financial Reporting
We previously reported material weaknesses that were identified as of December 28, 2016 relating to the design and operating effectiveness of our internal control over financial reporting. The material weaknesses resulted from:

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

Based on these findings, we have taken steps to remediate these material weaknesses by:

1.	Increased awareness among accounting and information system employees of our existing password, data security and access, and accounting entry policies.

2.	Designed and implemented controls over system access and password assignments so that users cannot circumvent these controls.

3.
Changed our vendor approval and payment procedures so that accounting staff in relevant positions cannot engage or pay vendors without additional review and adherence to standard Company policies and provisions for engagement.

The identified material weaknesses in internal control will not be considered fully remediated until sufficient time has elapsed to provide evidence that the new controls have been implemented and are operating effectively.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court recently refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. Further settlement discussions were not successful, and the litigation is moving forward with plaintiff’s class certification motion due to be filed September 1, 2017. Purported class actions alleging wage and hour violations are commonly filed against California employers. We have similar cases pending and fully expect to have to defend against similar lawsuits in the future.
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
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint. Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court took the motion under submission, and the parties are waiting on the Court’s decision. Defendants intend to continue to defend against the claims asserted.
In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.
On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C., under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-

VCL in the Delaware Court of Chancery.  The Diep action is also purportedly brought on behalf of Holdings, names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action. The court denied defendants' motion to dismiss the complaint for failure to state a claim. No trial date for the Diep action has been set.
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
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 28, 2016, except for (i) the addition of the two risk factors that immediately follow, and (ii) the revision of the risk factors that follow them, which are revised and restated in their entirety.
The process of finding a new CEO may negatively affect our business.
On March 7, 2017, Steve Sather, our President and Chief Executive Officer, informed our board that he intends to retire on or before December 31, 2017, subject to the Company hiring his replacement. At this time, Mr. Sather retains his positions while a search for his successor is underway. As President and CEO, Mr. Sather is responsible for the general supervision of our business. Turnover in the CEO position could lead to operational or strategic uncertainty or inefficiency, or increased turnover among managers and executives, or among employees generally, affecting our operations and performance. Such effects could occur before Mr. Sather retires, after his successor’s tenure begins, and during any gap between the two. Similarly, a new CEO may require time to become familiar with our business and during this period his or her lack of familiarity with our organization could pose an impediment to the efficient operation of our business and the development and execution of our business strategy. We are not guaranteed to be able to find a replacement with suitable skills and personality promptly and for an amount of compensation that we consider appropriate. Compensation for a new CEO may include equity grants, which may result in dilution to shareholders. We have not contemplated the terms of any such awards. Any successor may be less effective than Mr. Sather, or change our Company’s direction, and any such changes could be disruptive or unsuccessful. Additionally, any retirement agreements that we may enter into with Mr. Sather may provide certain compensation or benefits that may be material, but we have not yet resolved the terms of such agreements, if any.
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
One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 18 new company-operated restaurants in fiscal 2016 and plan to open an estimated 17 to 19 in fiscal 2017. Our franchisees opened 13 new restaurants in fiscal 2016 and plan to open 9 to 11 in fiscal 2017. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

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
During fiscal 2016, we determined that the carrying value of the assets of nine restaurants, in Arizona, California and Texas, may not be recoverable. As a result, we recorded a $8.3 million expense related to the impairment of the assets of the nine restaurants. In addition, during the thirteen and twenty-six weeks ended June 28, 2017, the Company recorded a non-cash impairment charge of $0.4 million related to the assets of one restaurant in Texas. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants. In particular, most of the Company’s (and its franchisees’) restaurants in Texas have opened since the beginning of 2015, and many since the beginning of 2016. Accordingly, given the difficulty in projecting results for newer restaurants in newer markets, the Company intends to continue to monitor the performance of its Texas portfolio. Based on most recent results, if the management plans to improve profitability are not successful, future significant impairment to the Company’s assets may occur as a result of the performance of these restaurants and the related future cash flow assumptions over the remaining lease term. The combined carrying values of the restaurants in Texas is $28.4 million as of June 28, 2017. This number only applies to our current company-operated Texas portfolio. Asset impairments outside of Texas, or impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.
Our growth depends on maintaining amicable relations with our franchisees. If our relations with existing or potential franchisees deteriorate, restaurant performance and our development pipeline could suffer. Additionally, our franchisee relationships are contractual in nature, and are comprised of mutual obligations. If contracts or contractual provisions between us and our franchisees are violated by either party, legally or practically unenforceable, or judicially voided, whether with respect to one, more than one, or all of our franchisees, restaurant performance and our development pipeline could suffer. In particular, we rely on non-compete, territorial exclusivity, and other development-related provisions to provide stability to our franchisee network. For example, we are litigating with a franchisee who is challenging the enforceability of the territorial exclusivity clause in the franchise agreement. Although we think that this lawsuit is immaterial, if this or similar clauses were held unenforceable, we and other franchisors could be materially negatively impacted.
We may not be able to compete successfully with other quick-service and fast casual restaurants. Intense competition in the restaurant industry could make it more difficult to expand our business, and could also have a negative impact on our operating results, if customers favor our competitors or if we are forced to change our pricing and other marketing strategies.
The food service industry, and particularly its quick-service and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe to be the most competitive Mexican-inspired quick-service and fast casual market in the United States. We expect competition in this market and in each of our other markets to continue to be intense, because consumer trends are favoring limited service restaurants that offer healthier menu items made with better-quality products, and many limited service restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location, and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick-service and fast casual restaurants in new and existing markets, we could lose customers and our revenue could decline. Our company-operated and franchised restaurants compete with national and regional quick-service and fast casual restaurant chains for customers, restaurant locations, and qualified management and other staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition, or are better-established in the markets where our restaurants are located or are planned to be located. These competitive factors are particularly applicable in markets in which we have expanded relatively rapidly and relatively recently, such as Texas. Any of these competitive factors may materially and adversely affect our business, financial condition, and results of operations.
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
Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement. Disagreement may lead to disputes with our franchisees, and we expect such disputes to occur from time to time as we continue to offer franchises. To the extent that we have such disputes, the attention, time, and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. For example, we are litigating with a franchisee who is challenging the enforceability of the territorial exclusivity clause in the franchise agreement. Although we think that this lawsuit is immaterial, if this or similar clauses were held unenforceable, we and other franchisors could be materially negatively impacted.
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
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, and other catastrophic events, as well as from internal and external security breaches, viruses, and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or to actions by regulatory authorities. Moreover, these systems, infrastructures, and operations rely upon third-

party software and vendors, and we may therefore have a limited ability to guard against, learn about, or remedy problems that could harm us, including bugs and glitches, system outages, and hacks that exploit security vulnerabilities to steal or ransom information.
If we are unable to protect our customers’ payment method data, we could be exposed to data loss, litigation, liability, and reputational damage.
(Formerly: If we are unable to protect our customers’ credit and debit card data, we could be exposed to data loss, litigation, liability, and reputational damage.)
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
We also sell and accept for payment El Pollo Loco gift cards, and our loyalty rewards program provides points that can be redeemed for purchases. Like credit and debit cards, gift cards and rewards points are vulnerable to theft, whether physical or electronic. We believe that our gift cards are primarily vulnerable to physical theft, as we have implemented gift card policies such as requiring a physical card to be presented when redeeming value from a gift card; however, there could be instances of non-compliance with these policies. We believe that, due to their electronic nature, rewards points are primarily vulnerable to hacking. Customers affected by any loss of data or funds could litigate against us, and security breaches or even unsuccessful attempts at hacking could harm our reputation, and guarding against or responding to hacks could require significant time and resources.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Index

Number	Description

10-29*	Employee Confidentiality, Non-Solicitation and Inventions Agreement, dated May 18, 2017, between El Pollo Loco, Inc., and Gustavo Siade

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.

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

El Pollo Loco Holdings, Inc.
(Registrant)

August 7, 2017	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

August 7, 2017	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer