Form 10-Q
period 2017-09-27
El Pollo Loco Holdings, Inc.
filed 2017-11-03
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 23, 2017, there were 38,652,918 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 27, 2017	December 28, 2016
Assets
Current assets:
Cash and cash equivalents	$7,062	$2,168
Restricted cash	—	125
Accounts and other receivables, net	7,994	6,919
Inventories	2,233	2,112
Prepaid expenses and other current assets	3,016	3,104
Total current assets	20,305	14,428
Property and equipment owned, net	114,903	118,470
Property held under capital leases, net	46	64
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	403	484
Deferred tax assets	6,317	25,905
Other assets	1,136	1,392
Total assets	$453,672	$471,305
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$129	$144
Accounts payable	10,358	11,637
Accrued salaries and vacation	9,315	5,754
Accrued insurance	5,548	5,444
Accrued income taxes payable	3	120
Accrued interest	151	198
Other accrued expenses and current liabilities	32,732	22,021
Total current liabilities	58,236	45,318
Revolver loan	85,000	104,000
Obligations under capital leases, net of current portion	219	317
Deferred taxes	3,966	18,488
Other intangible liabilities, net	843	1,012
Other noncurrent liabilities	30,739	36,988
Total liabilities	179,003	206,123
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding
Common stock, $0.01 par value—200,000,000 shares authorized; 38,652,918 and 38,473,772 shares issued and outstanding	387	385
Additional paid-in-capital	372,671	371,843
Accumulated deficit	(98,389)	(107,046)
Total stockholders' equity	274,669	265,182
Total liabilities and stockholder’s equity	$453,672	$471,305

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
Revenue
Company-operated restaurant revenue	$94,982	$89,738	$287,316	$268,984
Franchise revenue	6,173	6,078	19,183	18,660
Total revenue	101,155	95,816	306,499	287,644
Cost of operations
Food and paper cost	27,851	26,960	84,069	80,760
Labor and related expenses	27,514	24,455	80,939	73,323
Occupancy and other operating expenses	22,242	20,071	64,358	58,401
Gain on recovery of insurance proceeds, lost profit	—	(502)	—	(502)
Company restaurant expenses	77,607	70,984	229,366	211,982
General and administrative expenses	8,285	8,252	27,594	25,776
Franchise expenses	709	797	2,532	2,960
Depreciation and amortization	4,697	4,074	13,646	11,796
Loss on disposal of assets	65	58	724	524
Expenses related to fire loss	—	—	—	48
Loss (gain) on recovery of insurance proceeds, property, equipment and expenses	—	148	—	(741)
Recovery of securities lawsuits related legal expenses	(634)	—	(1,145)	—
Asset impairment and closed-store reserves	16,038	2,490	17,293	2,624
Total expenses	106,767	86,803	290,010	254,969
(Loss) gain on disposition of restaurants	—	(5)	—	28
(Loss) income from operations	(5,612)	9,008	16,489	32,703
Interest expense, net of interest income of $6 and $7 for the quarters ended September 27, 2017 and September 28, 2016, respectively and $17 and $22 for year-to-date ended September 27, 2017 and September 28, 2016, respectively.	903	785	2,471	2,441
Income tax receivable agreement (income) expense	(19)	182	107	411
(Loss) income before (benefit) provision for income taxes	(6,496)	8,041	13,911	29,851
(Benefit) provision for income taxes	(2,457)	2,830	5,254	11,930
Net (loss) income	$(4,039)	$5,211	$8,657	$17,921
Net (loss) income per share
Basic	$(0.11)	$0.14	$0.23	$0.47
Diluted	$(0.11)	$0.13	$0.22	$0.46
Weighted-average shares used in computing net (loss) income per share
Basic	38,462,100	38,415,189	38,449,453	38,331,400
Diluted	38,462,100	39,083,577	39,101,214	39,020,127

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2017	September 28, 2016
Cash flows from operating activities:
Net income	$8,657	$17,921
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	13,646	11,796
Stock-based compensation expense	738	244
Fire insurance proceeds for expenses paid and lost profit	—	257
Income tax receivable agreement expense	107	411
Gain on disposition of restaurants	—	(28)
Loss on disposal of assets	724	524
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(741)
Gain on recovery of insurance proceeds, lost profits	—	(502)
Impairment of property and equipment	15,480	2,508
Closed-store reserve	1,813	116
Amortization of deferred financing costs	228	229
Amortization of favorable and unfavorable leases, net	(88)	(51)
Excess income tax benefit related to share-based compensation plans	—	(169)
Deferred income taxes, net	5,066	11,624
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,075)	(2,066)
Inventories	(121)	57
Prepaid expenses and other current assets	88	(770)
Income taxes (receivable) payable	(117)	134
Other assets	28	94
Accounts payable	747	(6,269)
Accrued salaries and vacation	3,561	2,538
Accrued insurance	104	140
Other accrued expenses and liabilities	2,499	1,673
Restricted cash	125	—
Net cash flows provided by operating activities	52,210	39,670
Cash flows from investing activities:
Proceeds from sale of restaurant	—	1,465
Fire insurance proceeds for property and equipment	—	743
Purchase of property and equipment	(28,295)	(26,465)
Net cash flows used in investing activities	(28,295)	(24,257)
Cash flows from financing activities:
Payments on revolver loan	(19,000)	(16,000)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	93	978
Payment of obligations under capital leases	(114)	(132)
Excess income tax benefit related to share-based compensation plans	—	169
Net cash flows used in financing activities	(19,021)	(14,985)
Increase in cash and cash equivalents	4,894	428
Cash and cash equivalents, beginning of period	2,168	6,101
Cash and cash equivalents, end of period	$7,062	$6,529

	Thirty-Nine Weeks Ended
Supplemental cash flow information	September 27, 2017	September 28, 2016
Cash paid during the period for interest	$2,475	$2,355
Cash paid during the period for income taxes	$320	$173
Unpaid purchases of property and equipment	$3,131	$4,599

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company's activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 27, 2017, the Company operated 208 and franchised 265 El Pollo Loco restaurants.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2016.
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2016 and 2017 are both 52-week years, ending on December 28, 2016 and December 27, 2017, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.
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
Restricted Cash
The Company’s restricted cash represented cash collateral to one commercial bank for Company credit cards. During the thirty-nine weeks ended September 27, 2017, the cash collateral was returned by the bank, and the Company reclassified such amounts to cash and cash equivalents.

Liquidity
The Company’s principal liquidity requirements are to service its debt and to meet capital expenditure needs. At September 27, 2017, the Company’s total debt (including capital lease liabilities) was $85.3 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $7.1 million at September 27, 2017, and available borrowings under the 2014 Revolver (which availability was approximately $106.9 million at September 27, 2017) will be adequate to meet the Company’s liquidity needs for the next 12 months.

(Loss) Gain on Recovery of Insurance Proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. During the thirty-nine weeks ended September 28, 2016, the Company incurred costs directly related to the fire of less than $0.1 million, disposed of an additional $0.1 million in assets, and recognized gains of $0.7 million, related to the reimbursement of property and equipment, and $0.5 million, related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated financial statements of operations, for the thirteen and thirty-nine weeks ended September 28, 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1.0 million during the thirty-nine weeks ended September 28, 2016, and $0.4 million on October 5, 2016, net of the insurance deductible. The $0.4 million is included in accounts and other receivables in the condensed consolidated balance sheet as of September 28, 2016. The restaurant was reopened for business on March 14, 2016.

Recovery of Securities Class Action Legal Expense

During the thirteen and thirty-nine weeks ended September 27, 2017, the Company received insurance proceeds of $0.6 million and $1.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. The Company subsequently received an additional $0.5 million of insurance reimbursements on October 12, 2017. See Note 7, Commitments and Contingencies, Legal Matters.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for financial statements issued for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, the Company will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $307.5 million of operating lease obligations as of September 27, 2017 and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

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

In addition, the FASB has issued the following Technical Corrections, Practical Expedients and Improvements to Topic 606, Revenue from Contracts with Customers: ASU 2017-13 in September 2017, ASU No. 2016-20, in December 2016, ASU No. 2016-12, in May 2016, and ASU No. 2016-10, in April 2016. All amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 15, 2016.

The Company generates a substantial amount of its revenues from company-operated restaurants. This revenue stream is not expected to be impacted by the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s. The Company has completed its initial analysis of the impact of the standard on franchise revenue. The revenue recognition for franchise fees that are based on future sales is not impacted. However, revenue recognition for franchise and development fees that are not related to subsequent sales will be impacted. The Company does not believe the adoption of ASU 2014-09 will have a material impact to future results of operations. In addition, the Company has determined to take a modified retrospective approach of transition and will recognize an adjustment to retained earnings, related to the cumulative effect of adopting ASU 2014-09 at the date of adoption. The Company is in the process of analyzing the disclosure requirements and the impact on advertising fees, and plans to complete its analysis by the end of fiscal 2017.

Subsequent Events
Subsequent to September 27, 2017, the Company received an additional $0.5 million of insurance proceeds related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. In addition one of our franchisees closed one restaurant in California.
The Company evaluated subsequent events that have occurred after September 27, 2017, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had one supplier for which amounts due totaled 17.4% of the Company's accounts payable at September 27, 2017. As of December 28, 2016, the Company had one supplier for which amounts due totaled 16% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 27% of total expenses for the thirteen weeks ended September 27, 2017, and 33% of total expenses for the thirteen weeks ended September 28, 2016. Purchases from the Company’s largest supplier totaled 30% of total expenses for the thirty-nine weeks ended September 27, 2017, and 33% of total expenses for the thirty-nine weeks ended September 28, 2016, of the Company’s purchases. Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 73% and 75% of total revenue for the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016, respectively.
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
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 27, 2017 or September 28, 2016, and therefore did not record any impairment during the respective periods.
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

As of September 27, 2017 and December 28, 2016, the Company had no assets or liabilities measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016 (in thousands), reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding period, as discussed immediately below under "Impairment of Long-Lived Assets":

		Fair Value Measurements at September 27, 2017 Using			Impairment Loss
	Total	Level 1	Level 2	Level 3	Thirteen Weeks Ended September 27, 2017	Thirty-Nine Weeks Ended September 27, 2017
Property and equipment owned, net	$280	$—	$—	$280	$15,035	15,480

		Fair Value Measurements at September 28, 2016 Using			Impairment Loss
	Total	Level 1	Level 2	Level 3	Thirteen Weeks Ended September 28, 2016	Thirty-Nine Weeks Ended September 28, 2016
Property and equipment owned, net	$—	$—	$—	$—	$2,508	2,508

Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis. If actual performance does not achieve the projections, the Company may recognize impairment charges in future periods, and such charges could be material. Based on the results of the analysis, during the thirteen weeks ended September 27, 2017, the Company recorded a non-cash impairment charge of $15.0 million, primarily related to the non-recoverable assets of 10 stores in Texas and California. In addition, for the thirty-nine weeks ended September 27, 2017 the Company recorded a non-cash impairment charge of $15.5 million, primarily related to the non-recoverable assets of 11 stores, in Texas and California. For the thirteen and thirty-nine weeks ended September 28, 2016, the Company recorded a $2.5 million non-cash impairment charge, primarily related to non-recoverable assets of two restaurants in Arizona and Texas. The Company continues to monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis.  In particular, most of the Company’s (and its franchisees’) restaurants in Texas have been open since the beginning of 2015, and many since the beginning of 2016. Accordingly, given the difficulty in projecting results for newer restaurants in newer markets, the Company intends to continue to closely monitor the performance of its Texas portfolio. Based on the most recent results in the Texas market, if management's plans to grow sales and improve profitability are not successful, future significant impairment to the Company’s assets may occur as a result of the performance of these restaurants and the related future cash flow assumptions over the remaining lease term.
Closed-Store Reserves

When the Company makes the determination to close a restaurant, it reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. There is uncertainty in the estimates of future lease costs and sublease recoveries. In addition an impairment charge is recognized for any remaining carrying value of certain restaurant assets. During the thirteen weeks ended September 27, 2017, the Company closed three restaurants in Texas, recognizing a closed-store reserve of $1.0 million. During the thirty-nine weeks ended September 27, 2017, the Company closed four restaurants in Texas and one in Arizona, recognizing a closed-store reserve of $1.8 million. For the thirty-nine weeks ended September 28, 2016, the Company recognized $0.1 million of expense related to adjustments to closed-store reserves recognized in prior periods.

Income Taxes
The provision for income taxes, income taxes payable and deferred income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If, after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by charging to tax expense to reserve the portion of deferred tax assets which are not expected to be realized. In the first quarter of fiscal 2017 the Company implemented ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," resulting in the classification of all deferred tax assets as non-current. As the Company implemented this ASU retrospectively, $21.5 million of deferred tax assets previously classified as current in fiscal year 2016 are now classified as noncurrent liabilities within the Company's consolidated balance sheets.

The Company reviews its filing positions for all open tax years in all U.S. federal and state jurisdictions where the Company is required to file.
When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company's consolidated financial position, results of operations, and cash flows.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 27, 2017 or at December 28, 2016, and did not recognize interest or penalties during the thirteen or thirty-nine weeks ended September 27, 2017 or September 28, 2016, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended September 27, 2017 we recorded income tax receivable agreement income of less than $0.1 million and for the thirteen weeks ended September 28, 2016 we recorded income tax receivable agreement expense of $0.2 million, and for the thirty-nine weeks ended September 27, 2017 and September 28, 2016, we recorded income tax receivable agreement expense of $0.1 million and $0.4 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed.

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 27, 2017	December 28, 2016
Land	$12,323	$12,323
Buildings and improvements	132,297	125,159
Other property and equipment	68,157	65,831
Construction in progress	8,470	11,539
	221,247	214,852
Less: accumulated depreciation and amortization	(106,344)	(96,382)
	$114,903	$118,470

The gross value of assets under capital leases for buildings and improvements was $1.6 million at September 27, 2017 and December 28, 2016. Accumulated depreciation for assets under capital leases was $1.5 million as of September 27, 2017 and December 28, 2016.

Depreciation expense was $4.7 million and $4.1 million for the thirteen weeks ended September 27, 2017 and September 28, 2016, respectively, and $13.6 million and $11.8 million for the thirty-nine weeks ended September 27, 2017 and September 28, 2016, respectively. For the thirteen weeks ended September 27, 2017, capital expenditures totaled $9.3 million, including $0.1 million for restaurant remodeling and $7.1 million for new restaurant expenditures. For the thirty-nine weeks ended September 27, 2017, capital expenditures totaled $28.3 million, including $2.9 million for restaurant remodeling and $21.0 million for new restaurant expenditures. For the thirteen weeks ended September 28, 2016, capital expenditures totaled $12.1 million, including $0.1 million for restaurant remodeling and $10.8 million for new restaurant expenditures. For the thirty-nine weeks ended September 28, 2016, capital expenditures totaled $26.5 million, including $1.6 million for restaurant remodeling and $20.8 million for new restaurant expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $15.0 million and $15.5 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. For the thirteen and thirty-nine weeks ended September 28, 2016, the Company recorded a $2.5 million non-cash impairment charge, primarily related to non-recoverable assets of two restaurants in Arizona and Texas.

3. STOCK-BASED COMPENSATION
At September 27, 2017, options to purchase 2,302,319 shares of common stock were outstanding, including 1,892,062 vested and 410,257 unvested. Unvested options vest over time. However, upon a change in control, the board may accelerate vesting. At September 27, 2017, 1,563,549 premium options, options granted above the stock price at date of grant, remained outstanding. There were no stock option exercises during the thirteen weeks ended September 27, 2017 and 17,661 stock option exercises during the thirty-nine weeks ended September 27, 2017. For the thirteen and thirty-nine weeks ended September 28, 2016, there were stock option exercises of 32,386 and 147,726 shares, respectively. For the thirteen weeks ended September 27, 2017, there were no stock options granted, and for the thirty-nine weeks ended September 27, 2017, 128,252 stock options were granted at the fair market value on the date of grant. For the thirteen and thirty-nine weeks ended September 28, 2016, there were stock option grants of 9,875 and 329,673, respectively, granted at the fair market value on the date of grant. At September 27, 2017, the Company had total unrecognized compensation expense of $1.4 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.9 years.
For the thirteen and thirty-nine weeks ended September 27, 2017, 1,248 and 170,924 restricted shares were granted, respectively, at the fair market value on the date of grant. There were 21,453 and 29,259 restricted shares granted at the fair market value on the date of grant during the thirteen and thirty-nine weeks ended September 28, 2016, respectively. The restricted shares will vest ratably over four years for employees and three years for directors, from their grant date. At September 27, 2017, there were 187,710 unvested restricted shares outstanding. At September 27, 2017, the Company had total unrecognized compensation expense of $2.4 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 3.4 years.
Total stock-based compensation expense was $0.3 million and $0.7 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, and $0.1 million and $0.2 million for the thirteen and thirty-nine weeks ended September 28, 2016, respectively. In connection with the separation of its former audit committee chair, during the thirty-nine weeks ended September 27, 2017, the Company modified previously granted equity awards to allow for additional time to exercise previously vested awards following his separation date. As a result, the Company incurred incremental stock-based compensation expense of less than $0.1 million for the thirty-nine weeks ended September 27, 2017.

4. CREDIT AGREEMENTS
On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200.0 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At September 27, 2017, $8.1 million of letters of credit, and $85.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $106.9 million at September 27, 2017. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 2.96% to 2.99% and 2.44% to 2.99% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, and 2.20% to 2.27% and 2.02% to 2.27% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at September 27, 2017. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

Maturities
There are no required principal payments prior to maturity for the 2014 Revolver. During the thirteen and thirty-nine weeks ended September 27, 2017, the Company elected to pay down $9.5 million and $19.0 million, respectively, of outstanding borrowings on the Company's 2014 Revolver, primarily from its cash flow from operations. During the thirteen and thirty-nine weeks ended September 28, 2016, the Company elected to pay down $9.5 million and $16.0 million, respectively, of outstanding borrowings on the Company's 2014 Revolver.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	September 27, 2017	December 28, 2016
Accrued sales and property taxes	$5,255	$4,223
Income tax receivable agreement payable	20,506	12,349
Gift card liability	1,786	1,870
Other	5,185	3,579
Total other accrued expenses and current liabilities	$32,732	$22,021

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	September 27, 2017	December 28, 2016
Deferred rent	$8,835	$8,328
Income tax receivable agreement payable	18,256	26,306
Other	3,648	2,354
Total other noncurrent liabilities	$30,739	$36,988

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. Further settlement discussions were not successful, and the litigation is moving forward with the filing deadline for plaintiff’s class certification motion postponed until February 1, 2018. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending and fully expects to have to defend against similar lawsuits in the future.
Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from the Company's menu, which resulted in a decrease in traffic from value-conscious consumers. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees).
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. Defendants intend to continue to defend against the claims asserted.
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
The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect its business, consolidated financial condition, results of operations, and cash flows.
Purchasing Commitments
The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2024.
At September 27, 2017, the Company’s total estimated commitment to purchase chicken was $11.3 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of September 27, 2017, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.9 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 27, 2017 was $2.5 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
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

8. NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended September 27, 2017 and September 28, 2016. Diluted net (loss) income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted net (loss) income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 27, 2017		September 28, 2016	September 27, 2017	September 28, 2016
Numerator:
Net (loss) income	$(4,039)		$5,211	$8,657	$17,921
Denominator:
Weighted-average shares outstanding—basic	38,462,100		38,415,189	38,449,453	38,331,400
Weighted-average shares outstanding—diluted	38,462,100	(a)	39,083,577	39,101,214	39,020,127
Net (loss) income per share—basic	$(0.11)		$0.14	$0.23	$0.47
Net (loss) income per share—diluted	$(0.11)		$0.13	$0.22	$0.46
Anti-dilutive securities not considered in diluted EPS calculation	2,490,029		451,325	749,421	451,325
 (a) Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	September 27, 2017		September 28, 2016	September 27, 2017	September 28, 2016
Weighted-average shares outstanding— basic	38,462,100		38,415,189	38,449,453	38,331,400
Dilutive effect of stock options and restricted shares	—	(a)	668,388	651,761	688,727
Weighted-average shares outstanding— diluted	38,462,100		39,083,577	39,101,214	39,020,127
(a) Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

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
Overview
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We believe that we offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+” and that we believe provides a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp, carnitas, and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Ultimate Pollo Bowl and Stuffed Chicken Avocado Quesadilla. Our salsas and dressings are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.
Growth Strategies and Outlook
We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure.
As of September 27, 2017, we had 473 locations in five states. In fiscal 2016, we opened 18 new company-operated and 13 new franchised restaurants across Arizona, California, Nevada, Utah and Texas. For the quarter ended September 27, 2017, we opened 3 new company-operated restaurants and 1 franchised restaurant in California, Texas and Arizona. For the year-to-date period ended September 27, 2017, we opened 12 new company-operated restaurants and 6 franchised restaurants in California, Texas and Arizona. In 2017, we intend to open 15 to 16 new company-operated and 7 to 9 new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen and thirty-nine weeks ended September 27, 2017, comparable restaurant sales increased 1.7% and 1.5% year over year, respectively. For company-operated restaurants, comparable restaurant sales, for the thirteen and thirty-nine weeks ended September 27, 2017, increased by 0.9% and 1.0%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 1.7% increase in average check size, partially offset by a 0.8% decline in transactions, while year to date consisted of a 1.9% increase in average check size, partially offset by a 0.8% decline in transactions. For franchised restaurants, comparable restaurant sales increased 2.4% and 1.8% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.

Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 27, 2017, were as follows.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 27, 2017	2016	2015	2014
Company-operated restaurant activity:
Beginning of period	201	186	172	168
Openings	12	18	14	11
Restaurant sale to franchisee	—	(1)	—	(6)
Closures	(5)	(2)	—	(1)
Restaurants at end of period	208	201	186	172
Franchised restaurant activity:
Beginning of period	259	247	243	233
Openings	6	13	5	5
Restaurant sale to franchisee	—	1	—	6
Closures	—	(2)	(1)	(1)
Restaurants at end of period	265	259	247	243
System-wide restaurant activity:
Beginning of period	460	433	415	401
Openings	18	31	19	16
Closures	(5)	(4)	(1)	(2)
Restaurants at end of period	473	460	433	415
Restaurant Remodeling
We and our franchisees commenced our remodeling program in 2011 and, as of September 27, 2017, together we had remodeled 113 company-operated and 196 franchised restaurants, or 309 system-wide, over 75% of our restaurant system due to be remodeled. This includes 8 company-operated and 3 franchised restaurants that have been remodeled using our newest restaurant design called Vision. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of September 27, 2017, including new builds and remodels, we had 33 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption. As of September 27, 2017 the amount of revenue deferred related to the earned points, net of redemptions, is $0.3 million.
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
There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K. However, as discussed in (i) our annual report, in the aforementioned critical accounting policies section, “Long-Lived Assets” subsection, and (ii) “Impairment of Long-Lived Assets,” in Note 1 to Item 1 above, we evaluate our assets based on factors including economic conditions and operating performance, and our assumptions are subject to change. As described in Note 1 to Item 1 above, we intend to monitor the performance and related future cash flow assumptions of our Texas portfolio, which could result in the significant impairment of our assets. In particular, most of our (and our franchisees’) restaurants in Texas have been open since the beginning of 2015, and many since the beginning of 2016. Accordingly, given the difficulty in projecting results for newer restaurants in newer markets, we intend to continue to closely monitor the performance of our Texas portfolio. Based on the most recent results in the Texas market, if our plans to grow sales and improve profitability are not successful, future significant impairment to our assets may occur as a result of the performance of these restaurants and the related future cash flow assumptions over the remaining lease term. The combined carrying values of the restaurants in Texas is $15.6 million as of September 27, 2017. This number only applies to our current company-operated Texas portfolio. Asset impairments outside of Texas, or impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.
Recent Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. ASU 2017-09 is effective for financial statements issued for annual periods beginning after December 15, 2017. The adoption of ASU 2017-09 is not expected to have a significant impact on our consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04, simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a significant impact on our consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, clarifying the definition of a business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2017-01 is not expected to have a significant impact on our consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. The amendments in ASU No. 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statements of cash flows. ASU 2016-18 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2016-18 is not expected to have a significant impact on our consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. ASU 2016-15 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of ASU 2016-15 is not expected to have a significant impact on our consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, we will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We have $307.5 million of operating lease obligations as of September 27, 2017 and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. These changes become effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The adoption of ASU 2016-01 is not expected to have a significant impact on our consolidated financial position or results of operations.

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

In addition, the FASB has issued the following Technical Corrections, Practical Expedients and Improvements to Topic 606, Revenue from Contracts with Customers: ASU 2017-13 in September 2017, ASU No. 2016-20, in December 2016, ASU No. 2016-12, in May 2016, and ASU No. 2016-10, in April 2016. All amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 15, 2016.

We generate a substantial amount of our revenues from company-operated restaurants. This revenue stream is not expected to be impacted by the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s. We have completed our initial analysis of the impact of the standard on franchise revenue. The revenue recognition for franchise fees that are based on future sales is not impacted. However, revenue recognition for franchise and development fees that are not related to subsequent sales will be impacted. We do not believe the adoption of ASU 2014-09 will have a material impact to future results of operations. In addition, we have determined to take a modified retrospective approach of transition and will recognize an adjustment to retained earnings, related to the cumulative effect of adopting ASU 2014-09 at the date of adoption. We are in the process of analyzing the disclosure requirements and the impact on advertising fees, and plan to complete our analysis by the end of fiscal 2017.
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
Asset Impairment and Closed-Store Reserves
We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate a carrying value of the assets that may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values, and record an impairment charge when appropriate. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material. Closure costs include non-cash restaurant charges such as up-front expensing the net present value of unpaid rent remaining on the life of a lease offset by assumed sublease income.
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
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 27, 2017 and September 28, 2016, there were 423 and 410 comparable restaurants, 179 and 170 company-operated and 244 and 240 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
Company-operated restaurant revenue	$94,982	$89,738	$287,316	$268,984
Company restaurant expenses	77,607	70,984	229,366	211,982
Restaurant contribution	$17,375	$18,754	$57,950	$57,002
Restaurant contribution margin (%)	18.3%	20.9%	20.2%	21.2%
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
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net (loss) income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 27, 2017	September 28, 2016	September 27, 2017	September 28, 2016
Net (loss) income	$(4,039)	$5,211	$8,657	$17,921
Non-GAAP adjustments:
(Benefit) provision for income taxes	(2,457)	2,830	5,254	11,930
Interest expense, net of interest income	903	785	2,471	2,441
Depreciation and amortization	4,697	4,074	13,646	11,796
EBITDA	$(896)	$12,900	$30,028	$44,088
Stock-based compensation expense(a)	324	105	738	244
Loss on disposal of assets(b)(c)	65	58	724	524
Expenses related to fire loss(c)	—	—	—	48
Loss (gain) on recovery of insurance proceeds, property, equipment and expenses(c)	—	148	—	(741)
Recovery of securities lawsuits related legal expense(d)	(634)	—	(1,145)	—
Asset impairment and closed-store reserves(e)	16,038	2,490	17,293	2,624
Loss (gain) on disposition of restaurants(f)	—	5	—	(28)
Income tax receivable agreement (income) expense(g)	(19)	182	107	411
Securities lawsuits related legal expense(h)	933	519	2,341	2,327
Pre-opening costs(i)	429	918	1,526	1,775
Executive transition costs(j)	—	—	271	—
Adjusted EBITDA	$16,240	$17,325	$51,883	$51,272

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
In November 2015, one of our restaurants incurred damage resulting from a fire. During the thirty-nine weeks ended September 28, 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of an additional $0.1 million in assets, and recognized gains of $0.7 million, related to the reimbursement of property and equipment and $0.5 million, related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated financial statements of operations, for the thirteen and thirty-nine weeks ended September 28, 2016, as a reduction of company restaurant expenses. We received from the insurance company cash of $1.0 million during the thirty-nine weeks ended September 28, 2016, and $0.4 million on October 5, 2016, net of the insurance deductible. The $0.4 million is included in accounts and other receivables in the condensed consolidated balance sheet as of September 28, 2016. The restaurant was reopened for business on March 14, 2016.

(d)
During the thirteen and thirty-nine weeks ended September 27, 2017, we received insurance proceeds of $0.6 million and $1.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

(e)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen and thirty-nine weeks ended September 27, 2017, we determined that the carrying value of the assets of 10 and 11 restaurants, respectively, in Texas and California may not be recoverable. As a result, we recorded a $15.0 million and $15.5 million expense, respectively, related to the impairment of the assets of the restaurants. During the thirteen and thirty-nine weeks ended September 27, 2017 we closed three restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016. During the thirty-nine weeks ended September 27, 2017, we closed an additional two restaurants, one in Arizona and one in Texas, which were fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.0 million and $1.8 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively. During the thirteen and thirty-nine weeks ended September 28, 2016, we determined the carrying value of two restaurants in Arizona and Texas may not be recoverable. As a result we recognized an expense of $2.5 million, primarily related to the impairment of the assets of the two restaurants. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants.

(f)
On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of less than $0.1 million, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statement of operations. This restaurant is now included in our franchised restaurant totals.

(g)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 27, 2017 and September 28, 2016, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

(h)	Consists of costs related to the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

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

Comparison of Results of Operations
Our operating results for the thirteen weeks ended September 27, 2017 and September 28, 2016, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	September 27, 2017		September 28, 2016		Increase / (Decrease)
Statements of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$94,982	93.9	$89,738	93.7	$5,244	5.8
Franchise revenue	6,173	6.1	6,078	6.3	95	1.6
Total revenue	101,155	100	95,816	100	5,339	5.6
Cost of operations
Food and paper costs(1)	27,851	29.3	26,960	30.0	891	3.3
Labor and related expenses(1)	27,514	29.0	24,455	27.3	3,059	12.5
Occupancy and other operating expenses(1)	22,242	23.4	20,071	22.4	2,171	10.8
Gain on recovery of insurance proceeds, lost profit(1)	—	—	(502)	(0.6)	502	(100.0)
Company restaurant expenses(1)	77,607	81.7	70,984	79.1	6,623	9.3
General and administrative expenses	8,285	8.2	8,252	8.6	33	0.4
Franchise expenses	709	0.7	797	0.8	(88)	(11.0)
Depreciation and amortization	4,697	4.6	4,074	4.3	623	15.3
Loss on disposal of assets	65	0.1	58	0.1	7	12.1
Loss on recovery of insurance proceeds, property, equipment and expenses	—	—	148	0.2	(148)	(100.0)
Recovery of securities lawsuits related legal expenses	(634)	(0.6)	—	—	(634)	N/A
Asset impairment and closed-store reserves	16,038	15.9	2,490	2.6	13,548	544.1
Total expenses	106,767	105.5	86,803	90.6	19,964	23.0
(Loss) gain on disposition of restaurants	—	—	(5)	0.0	5	(100.0)
(Loss) income from operations	(5,612)	(5.5)	9,008	9.4	(14,620)	(162.3)
Interest expense, net of interest income	903	0.9	785	0.8	118	15.0
Income tax receivable agreement (income) expense	(19)	0.0	182	0.2	(201)	(110.4)
(Loss) income before (benefit) provision for income taxes	(6,496)	(6.4)	8,041	8.4	(14,537)	(180.8)
(Benefit) provision for income taxes	(2,457)	(2.4)	2,830	3.0	(5,287)	(186.8)
Net (loss) income	$(4,039)	(4.0)	$5,211	5.4	$(9,250)	(177.5)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 27, 2017 and September 28, 2016, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 27, 2017		September 28, 2016		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$287,316	93.7	$268,984	93.5	$18,332	6.8
Franchise revenue	19,183	6.3	18,660	6.5	523	2.8
Total revenue	306,499	100.0	287,644	100.0	18,855	6.6
Cost of operations
Food and paper costs(1)	84,069	29.3	80,760	30.0	3,309	4.1
Labor and related expenses(1)	80,939	28.2	73,323	27.3	7,616	10.4
Occupancy and other operating expenses(1)	64,358	22.4	58,401	21.7	5,957	10.2
Gain on recovery of insurance proceeds, lost profit(1)	—	—	(502)	(0.2)	502	(100)
Company restaurant expenses(1)	229,366	79.8	211,982	78.8	17,384	8.2
General and administrative expenses	27,594	9.0	25,776	9.0	1,818	7.1
Franchise expenses	2,532	0.8	2,960	1.0	(428)	(14.5)
Depreciation and amortization	13,646	4.5	11,796	4.1	1,850	15.7
Loss on disposal of assets	724	0.2	524	0.2	200	38.2
Expenses related to fire loss	—	—	48	0.0	(48)	(100.0)
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(741)	(0.3)	741	(100.0)
Recovery of securities lawsuits related legal expenses	(1,145)	(0.4)	—	—	(1,145)	N/A
Asset impairment and closed-store reserves	17,293	5.6	2,624	0.9	14,669	559.0
Total expenses	290,010	94.6	254,969	88.6	35,041	13.7
Gain on disposition of restaurants	—	—	28	0.0	(28)	(100.0)
Income from operations	16,489	5.4	32,703	11.4	(16,214)	(49.6)
Interest expense, net of interest income	2,471	0.8	2,441	0.8	30	1.2
Income tax receivable agreement expense	107	0.0	411	0.1	(304)	(74.0)
Income before provision for income taxes	13,911	4.5	29,851	10.4	(15,940)	(53.4)
Provision for income taxes	5,254	1.7	11,930	4.1	(6,676)	(56.0)
Net income	$8,657	2.8	$17,921	6.2	$(9,264)	(51.7)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue increased $5.2 million, or 5.8%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $5.4 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and a $0.8 million increase resulting from a 0.9% increase in company-operated comparable sales. This was partially offset by the closure of three restaurants in the third quarter of 2017 and two restaurants in the first quarter of 2017, and temporary closures during the third quarter of 2017, primarily related to Hurricane Harvey. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 1.7%, partially offset by a decline in transactions of 0.8%.
Year-to-date, company-operated restaurant revenue increased $18.3 million, or 6.8%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $19.0 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales, a $2.7 million increase resulting from a 1.0% increase in company-operated comparable restaurant sales, and $0.7 million related to a restaurant closed during the first quarter of 2016, due to fire damage, that was open for all of 2017. These increases were partially offset by the closure of two restaurants in 2016 and five restaurants in the current year, and the sale of one restaurant in 2016 to a franchisee. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 1.9%, partially offset by a decrease in transactions of 0.8%.
Franchise Revenue
For the quarter, franchise revenue increased $0.1 million, or 1.6%, from the comparable period in the prior year. This increase was primarily due to 15 new franchised restaurants opened during or after the prior year quarter, and franchise comparable restaurant sales growth of 2.4%, partially offset by a decline in franchise agreement and development agreement fees and lower franchise fees received from franchised restaurants related to their use of our point-of-sales system.
Year-to-date, franchise revenue increased $0.5 million, or 2.8%, from the comparable period in the prior year. This increase was primarily due to 19 new franchised restaurants opened during or after the first quarter of 2016 and franchise comparable restaurant sales growth of 1.8%, partially offset by a decline in franchise agreement and development agreement fees and lower franchise fees received from franchised restaurants related to their use of our point-of-sales system.
Food and Paper Costs
For the quarter, food and paper costs increased $0.9 million, or 3.3%, from the comparable period in the prior year, due to a $0.5 million increase in food costs and a $0.4 million increase in paper costs. Year-to-date, food and paper costs increased $3.3 million, or 4.1%, from the comparable period in the prior year, due to a $2.5 million increase in food costs and a $0.8 million increase in paper costs. The increases in food and paper costs, for the quarter and year-to-date periods, resulted primarily from higher restaurant revenue, increased food waste and loyalty program incentives, partially offset by lower commodity costs related to chicken.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 29.3%, from 30.0% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 29.3%, from 30.0% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to the lower commodity costs, noted above, partially offset by increased food waste and loyalty program incentives.
Labor and Related Expenses
For the quarter, payroll and benefit expenses increased $3.1 million, or 12.5%, from the comparable period in the prior year. Year-to-date, payroll and benefit expenses increased $7.6 million, or 10.4%, from the comparable period in the prior year. The increase for the quarter and year-to-date periods was due primarily to increased labor costs resulting from the opening of new restaurants in fiscal 2016 and the first three quarters of fiscal 2017, the impact of the wage increases in California and Los Angeles during fiscal 2016 and the first three quarters of fiscal 2017, and higher workers' compensation expense due to increased claims activity.
For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 29.0%, up from 27.3% in the comparable period in the prior year. Year-to-date, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 28.2%, from 27.3% in the comparable period in the prior year. The increases for the quarter and year-to-date periods, were due primarily to wage increases in California and Los Angeles, the impact of the incremental labor required for 30 new restaurants opened during or after the first quarter of 2016, an increase in workers compensation expense due to an increase in claims and wage continuation paid to employees at our Houston locations during hurricane related closures.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses increased $2.2 million, or 10.8%, from the comparable period of the prior year. The increase for the quarter was primarily due to a $1.1 million increase in occupancy costs, due primarily to additional rent, a $0.4 million increase in utilities costs, a $0.2 million increase advertising costs, and a $0.5 million increase in other operating expenses, resulting primarily from an increase in credit card fees and restaurant security expenses. Year-to-date, occupancy and other operating expenses increased $6.0 million, or 10.2%, from the comparable period of the prior year. The increase for the year-to-date period was due to a $2.8 million increase in occupancy costs, due primarily to additional rent and property tax, a $1.1 million increase in utilities costs, a $0.7 million increase advertising costs, and a $1.4 million increase in other operating expenses, resulting primarily from an increase in credit card fees, restaurant security expenses and repair and maintenance costs. The increases for the quarter and year-to-date periods resulted primarily from the new restaurants opened during or after the first quarter of 2016.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.4%, up from 22.4% in the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 22.4%, up from 21.7% in the comparable period of the prior year. Both the quarter and year-to-date increases resulted primarily from rent expense, relative to revenue volume generated, and other incremental costs related to opening new restaurants in 2016 and the thirty-nine weeks ended September 27, 2017.
General and Administrative Expenses
For the quarter, general and administrative expenses increased less than $0.1 million, or 0.4%, from the comparable period in the prior year. The slight increase for the quarter was due primarily to (i) a $0.8 million increase in legal expense related primarily to an increase in securities class action litigation costs, (ii) a $0.2 million increase in dead site costs related to costs incurred for potential new restaurant locations that we chose not to continue to pursue, (iii) a $0.2 million increase in stock compensation related expenses, and (iv) a $0.2 million increase in other general and administrative costs. These increases were offset by a $0.9 million decrease in our accrual for our annual bonus program and a $0.5 million decrease in restaurant pre-opening costs.
Year-to-date, general and administrative expenses increased $1.8 million, or 7.1%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to (i) a $0.9 million increase in legal expense, (ii) a $0.5 million increase in payroll expense, due primarily to an increase in the number of corporate employees, partially offset by a decline in our accrual for our annual bonus program, (iii) a $0.5 million increase in stock compensation related expenses, and (iv) a $0.3 million increase in other general and administrative costs, primarily related to an increase in recruiting costs. These increases were partially offset by a $0.4 million decrease in travel related costs.
For the quarter, general and administrative expenses as a percentage of total revenue were 8.2% down from 8.6% in the comparable period of the prior year. Year-to-date general and administrative expenses as a percentage of total revenue were consistent at 9.0%, when compared to the comparable period of the prior year. The percentage decrease for the quarter is primarily due to higher total revenue, as well as the cost reductions noted above.
(Loss) Gain on Recovery of Insurance Proceeds

In November 2015, one of our restaurants incurred damage resulting from a fire. During the thirty-nine weeks ended September 28, 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of an additional $0.1 million in assets, and recognized gains of $0.7 million, related to the reimbursement of property and equipment and $0.5 million, related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated financial statements of operations, for the thirteen and thirty-nine weeks ended September 28, 2016, as a reduction of our company restaurant expenses. We received from the insurance company cash of $1.0 million during the thirty-nine weeks ended September 28, 2016, and $0.4 million on October 5, 2016, net of the insurance deductible. The $0.4 million is included in accounts and other receivables in the condensed consolidated balance sheet as of September 28, 2016. The restaurant was reopened for business on March 14, 2016.
Recovery of Securities Class Action Legal Expense
During the thirteen and thirty-nine weeks ended September 27, 2017, we received insurance proceeds of $0.6 million and $1.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. Subsequent to September 27, 2017, we received an additional $0.5 million. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.
Asset Impairment and Closed-Store Reserves
During the thirteen and thirty-nine weeks ended September 27, 2017, we determined that the carrying value of the assets of 10 and 11 restaurants, respectively, in Texas and California may not be recoverable. As a result, we recorded a $15.0 million and $15.5 million expense, respectively, related to the impairment of the assets of the restaurants. During the thirteen and thirty-nine weeks ended September 27, 2017, we closed three restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016 and the other two are included in the impairment expense discussed above. During the thirty-nine weeks ended September 27, 2017, we closed an additional two restaurants, one in Arizona and one in Texas, which were fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.0 million and $1.8 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, During the thirteen and thirty-nine weeks ended September 28, 2016, we determined the carrying value of two restaurants in Arizona and Texas may not be recoverable. As a result we recognized an expense of $2.5 million, primarily related to the impairment of the assets of the two restaurants. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants.
(Loss) Gain on Disposition of Restaurants

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
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter ended September 27, 2017 we recorded income tax receivable agreement income of less than $0.1 million and for the quarter ended September 28, 2016, we recorded income tax receivable agreement expense of $0.2 million. For the year-to-date periods we recorded income tax receivable agreement expense of $0.1 million and $0.4 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed. During the fourth quarter of 2017 we anticipate making a TRA payment of approximately $11.0 million to our pre-IPO stockholders.
(Benefit) Provision for Income Taxes
For the quarter ended September 27, 2017, we recorded an income tax benefit of $2.5 million, reflecting an estimated effective tax rate of 37.8%. For the quarter ended September 28, 2016, we recorded an income tax provision of $2.8 million, reflecting an estimated effective tax rate of approximately 35.2%. Year-to-date ended September 27, 2017, we recorded an income tax provision of $5.3 million, reflecting an estimated effective tax rate of approximately 37.8%. Year-to-date ended September 28, 2016, we recorded an income tax provision of $11.9 million, reflecting an estimated effective tax rate of approximately 40.0%. These rates are in line with our estimated long-term federal and state tax rates.
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
The following table presents summary cash flow information for the periods indicated.

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 27, 2017	September 28, 2016
Net cash provided (used) by
Operating activities	$52,210	$39,670
Investing activities	(28,295)	(24,257)
Financing activities	(19,021)	(14,985)
Net increase in cash	$4,894	$428

Operating Activities

For the thirty-nine weeks ended September 27, 2017, net cash provided by operating activities increased by approximately $12.5 million from the comparable period of the prior year. This was due primarily to higher profitability after non-cash items and favorable working capital fluctuations.
Investing Activities
For the thirty-nine weeks ended September 27, 2017, net cash used by investing activities increased by $4.0 million from the comparable period of the prior year. This was due primarily to opening 12 new company restaurants and seven remodels completed in the thirty-nine weeks ended September 27, 2017 compared to 10 new restaurants and one remodel completed in the thirty-nine weeks ended September 28, 2016, as well as insurance proceeds related to fire damage and proceeds from the sale of a restaurant received in the prior year period.
For the year ending December 27, 2017, we expect to incur capital expenditures of $39.0 million to $41.0 million, consisting of $26.0 to $28.0 million related to new restaurants, $7.0 million related to the remodeling of existing restaurants, and $6.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities
For the thirty-nine weeks ended September 27, 2017, net cash used by financing activities increased by $4.0 million from the comparable period of the prior year. This was due primarily to the prepayment of $19.0 million on the 2014 Revolver during the thirty-nine weeks ended September 27, 2017 compared to a prepayment of $16.0 million for the thirty-nine weeks ended September 28, 2016.
Debt and Other Obligations
New Credit Agreement
On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At September 27, 2017, $8.1 million of letters of credit were outstanding and $106.9 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 2.96% to 2.99% and 2.44% to 2.99% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively, and 2.20% to 2.27% and 2.02% to 2.27% for the thirteen and thirty-nine weeks ended September 28, 2016, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at September 27, 2017.
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

Contractual Obligations
Our contractual commitments outstanding on September 27, 2017, have not changed materially since our annual report on Form 10-K for the year ended December 28, 2016. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken and beverage. During the fourth quarter of 2017 we anticipate making a TRA payment of approximately $11.0 million to our pre-IPO stockholders.
Off-Balance Sheet and Other Arrangements
As of September 27, 2017, we were using $8.1 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of September 27, 2017, we had outstanding borrowings of $85.0 million and another $8.1 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $0.9 million on an annualized basis.
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

Based on these findings, we have remediated these material weaknesses by:

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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. Further settlement discussions were not successful, and the litigation is moving forward with the filing deadline for plaintiff’s class certification motion postponed until February 1, 2018. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending and fully expects to have to defend against similar lawsuits in the future.
Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, L.L.C., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from the Company's menu, which resulted in a decrease in traffic from value-conscious consumers. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees).
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. Defendants intend to continue to defend against the claims asserted.
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
The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect its business, consolidated financial condition, results of operations, and cash flows.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 28, 2016, except for (i) the addition of the risk factors that immediately follow, and (ii) the revision of the risk factors that follow them, which are revised and restated in their entirety.
Additional Risk Factors
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
Our business is geographically concentrated and real estate intensive, making it vulnerable to natural disasters.
As stated in our Form 10-K risk factor, “Our business is geographically concentrated in the greater Los Angeles area, and we could be negatively affected by conditions specific to that region,” including fires, earthquakes, or other natural disasters. Additionally, outside of Los Angeles, many of our restaurants are clustered around major cities in Northern California, Texas, and elsewhere. Localized disasters, especially exacerbated by climate change, including wildfires, hurricanes, and flooding, could impair our assets and operations in those areas. For example, in the third quarter of 2017, the Houston metropolitan area was impacted by Hurricane Harvey and resultant flooding. This caused for us, among other effects, temporary store closures and food spoilage, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Comparison of Results of Operations.”
Revised Risk Factors

Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.
One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 18 new company-operated restaurants in fiscal 2016 and plan to open an estimated

15 to 16 in fiscal 2017. Our franchisees opened 13 new restaurants in fiscal 2016 and plan to open 7 to 9 in fiscal 2017. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

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
During fiscal 2016, we determined that the carrying value of the assets of nine restaurants, in Arizona, California and Texas, may not be recoverable. As a result, we recorded a $8.3 million expense related to the impairment of the assets of the nine restaurants. In addition, during the thirty-nine weeks ended September 27, 2017, the Company recorded a non-cash impairment charge of $15.5 million primarily related to the assets of nine restaurants in Texas and two restaurants in California, and a non-cash closed-store reserve of $1.8 million related to the closure of four restaurants in Texas and one in Arizona. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants. In particular, most of the Company’s (and its franchisees’) restaurants in Texas have been open since the beginning of 2015, and many since the beginning of 2016. Accordingly, given the difficulty in projecting results for newer restaurants in newer markets, the Company intends to continue to monitor the performance of its Texas portfolio. Based on the most recent results in the Texas market, if management's plans to grow sales and improve profitability are not successful, future significant impairment to the Company’s assets may occur as a result of the performance of these restaurants and the related future cash flow assumptions over the remaining lease term. The combined carrying values of the restaurants in Texas is $15.6 million as of September 27, 2017. This number only applies to our current company-operated Texas portfolio. Asset impairments outside of Texas, or impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.
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
The food service industry, and particularly its quick-service and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe to be the most competitive Mexican-inspired quick-service and fast casual market in the United States. We expect competition in this market and in each of our other markets to continue to be intense, because consumer trends are favoring limited service restaurants that offer healthier menu items made with better-quality products, and many limited service restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location, and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other quick-service and fast casual restaurants in new and existing markets, we could lose customers and our revenue could decline. Our market position is based on balancing price and quality, and drift in our competitive position, popular perception of our position, or popular interest in our position, could harm our sales, brand, and support among customers. Our company-operated and franchised restaurants compete with national and regional quick-service and fast casual restaurant chains for customers, restaurant locations, and qualified management and other staff. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition, or are better-established in the markets where our restaurants are located or are planned to be located. These competitive factors are particularly applicable in markets in which we have expanded relatively rapidly and relatively recently, such as Texas. Any of these competitive factors may materially and adversely affect our business, financial condition, and results of operations.
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
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, and other catastrophic events, as well as from internal and external security breaches, viruses, and other disruptive problems. Any damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could have a material adverse effect on our business and subject us to litigation or to actions by regulatory authorities. Moreover, these systems, infrastructures, and operations rely upon third-party software and vendors, and we may therefore have a limited ability to guard against, learn about, or remedy problems that could harm us, including bugs and glitches, system outages, and hacks that exploit security vulnerabilities to steal or ransom information.
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
Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.3% of our outstanding common stock. This large position means that LLC and its majority owners-predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)-possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of our common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called. Currently, three of our eight directors, including our chairman, are affiliated with Trimaran or Freeman Spogli.

This concentration of ownership may delay, deter, or prevent acts that would be favored by our other stockholders. While our board has determined that director John Roth, a general partner of Freeman Spogli and its CEO, satisfies the criteria for an independent director under NASDAQ rules, the interests of Trimaran and Freeman Spogli may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control of us. Also, Trimaran and Freeman Spogli may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership may adversely affect the trading price of our common stock, because investors may perceive disadvantages in owning shares of a company with significant stockholders.
The interests of Trimaran and Freeman Spogli may conflict with ours or our stockholders’ in the future.
Trimaran and Freeman Spogli engage in a range of investing activities, including investments in restaurants and other consumer-related companies in particular. While our board has determined that director John Roth, a general partner of Freeman Spogli and its CEO, satisfies the criteria for an independent director under NASDAQ rules, in the ordinary course of their business activities, Trimaran and Freeman Spogli may engage in activities where their interests conflict with our interests or those of our stockholders. Our amended and restated certificate of incorporation provides that none of LLC or any of its officers, directors, employees, agents, shareholders, members, partners, principals, affiliates and managers (including, inter alia, Trimaran and Freeman Spogli) has a duty to refrain from engaging, directly or indirectly, in the same business activities or similar business activities or lines of business in which we operate. For example, in the third quarter of 2017, Cafe Rio, a high-growth, fast-casual Mexican restaurant company, announced that Freeman Spogli had acquired a majority interest in it. Trimaran and Freeman Spogli also may pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Trimaran and Freeman Spogli may have an interest in pursuing acquisitions, divestitures, and other transactions that, in their judgment, could enhance their investment in us, even though those transactions might involve risks to you, such as debt-financed acquisitions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None. Additionally, as discussed above in (i) Part I, Item 1, Note 1, “Basis of Presentation”, and (ii) Part I, Item 2, “Liquidity and Capital Resources - Debt and Other Obligations - New Credit Agreement”, our 2014 Revolver limits payment of dividends.
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

El Pollo Loco Holdings, Inc.
(Registrant)

November 3, 2017	/s/ Stephen J. Sather
Date	Stephen J. Sather
President and Chief Executive Officer

November 3, 2017	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer