Form 10-K
period 2017-12-27
El Pollo Loco Holdings, Inc.
filed 2018-03-09
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2017
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 28, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $308 million deeming purely for purposes of this calculation all directors and executive officers, and Trimaran Pollo Partners, L.L.C. to be affiliates.
As of February 27, 2018, there were 38,661,850
shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2018 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2017 fiscal year.

FORWARD-LOOKING STATEMENTS
Certain statements in this report are forward-looking. Those statements reflect our current views with respect to our business, future events, financial performance, and our industry in general. Statements that include the words such as “expect,” “intend,” "strive," “plan,” “believe,” “project,” “forecast,” “estimate,” “may,” “should,” and “anticipate” may be forward-looking. We base forward-looking statements on history, experience, expectations, and projections. Forward-looking statements address matters that involve risks and uncertainties. We caution you therefore not to place undue reliance on forward-looking statements. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law. A non-exhaustive list of factors that could cause outcomes to differ materially from our expectations includes:

•
the adverse impact of economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;

•	vulnerability to changes in consumer preferences and economic conditions;

•	vulnerability to conditions in the greater Los Angeles area;

•	vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;

•	ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;

•	delayed or canceled future restaurant openings;

•	restaurant closures, due to financial performance or otherwise;

•	increases in chicken and other input costs;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illness, particularly avian flu;

•	dependence on frequent and timely deliveries of food and supplies;

•	problems with our primary distributor;

•	our history of net losses, including the possibility of future net losses;

•	our ability to service our level of indebtedness;

•	our ability to compete successfully with other quick-service and fast casual restaurants;

•	underperformance of new menu items, advertising campaigns, and restaurant designs and remodeling activity;

•	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy;

•	our limited control over our franchisees;

•	potential liability for franchisee acts;

•	ability to protect our name and logo and other proprietary intellectual property;

•	loss of the abilities, experience, and knowledge of current directors and officers;

•	difficulties in acclimating a new Chief Executive Officer ("CEO");

•	matters relating to employment and labor laws;

•	impact from litigation such as wage and hour class action lawsuits;

•	labor shortages and increased labor costs;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	status of our relationships with franchisees;

•	impact from federal, state, and local regulations relating to preparation and sale of food, zoning and building codes, and employee, environmental, taxation and other matters;

•	impact from our income tax receivable agreement (the “TRA”);

•	conflicts of interest with our largest stockholders;

•	that El Pollo Loco Holdings, Inc. is a holding company with no operations that relies on its operating subsidiaries to provide it with funds;

•	timing of our emerging growth company eligibility under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	the impact of any security breaches of confidential customer information in connection with our electronic process of credit and debit card transactions;

•	the impact of any failure of our information technology system or any breach of our network security;

•	changes in accounting standards; and

•	other risks described under Risk Factors.

PART I
Unless otherwise specified, or the context otherwise requires, terms “El Pollo Loco,” “the Company,” “our company,” “we,” “us,” and “our” mean El Pollo Loco Holdings, Inc. (“Holdings”), together with its subsidiaries.

ITEM 1.	BUSINESS
Our Company
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+”, and to provide a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. Every day in every restaurant, we marinate and fire-grill our chicken over open flames, and slice whole tomatoes, avocados, serrano peppers, and cilantro to make our salsas, guacamole, and cilantro dressings from scratch. The design of our kitchens reveals our Mexican-inspired cooking process and allows our customers to watch our Grill Masters and team members fire-grill and hand-cut our signature chicken, as well as team members make burritos, salads, tostadas, bowls, stuffed quesadillas, and chicken entrees.
We offer our customers healthier alternatives to traditional food on the go, served by our team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Double Pollo Bowl, and Stuffed Chicken Avocado Quesadilla. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.
El Pollo Loco is Spanish for “The Crazy Chicken.” We were organized as a Delaware corporation in 2005. We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 477 restaurants, comprised of 212 company-operated and 265 franchised restaurants as of December 27, 2017. Our restaurants are located in California, Arizona, Nevada, Texas, and Utah. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.
The Company operates in one operating segment. Financial information about our operations, including our revenues and net income for fiscal 2017, 2016 and 2015, and our total assets as of the end of fiscal 2017 and 2016, is included in our consolidated financial statements and accompanying notes, see Item 8, "Financial Statements and Supplementary Data."
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
We operate within the broader LSR segment, and we strive to offer the food and dining experience of a fast casual restaurant and the speed, value, and convenience of a QSR. We strive to offer the method of preparation, quality of food, and dining experience typical of fast casual restaurants.
Our Competitive Strengths
We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:
Differentiated Restaurant Concept with Broad Appeal. We believe that our food, served in contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of a large segment of time-pressured mainstream food enthusiasts who seek real food, real fast, and at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated fire-grilled chicken and Mexican-inspired entrees containing distinctive ingredients such as avocados, mangos, and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and allow our customers the option to create their favorite flavor profiles using our freshly-prepared salsas before they enjoy their meals in our dining rooms or take their meals to go from the counter or the drive-thru. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained Grill Masters, provides a layer of competitive insulation around our restaurant model. We believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast casual and QSR segments. We seek to position ourselves as a differentiated QSR+ business, which we believe sources traffic from both dining segments and, as a result, we expect it to drive transaction growth in the future.
Mexican-Inspired, Fresh-Made Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and Mexican-inspired entrees. With menu items such as our Chicken Avocado Burrito, Chicken Tostada Salad, Pollo Bowl®, and Chicken Avocado Stuffed Quesadilla, we believe that we offer our customers a healthier alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are made from scratch, including our bone-in chicken and chicken breasts, rice, salsas, and cilantro dressing, meaning that we make them without pre-prepared ingredients. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken, forming the foundation for our entrees. To complement our entrees, our team members prepare tomatoes, avocados, serrano peppers, and cilantro to create our salsas, and cilantro dressings. In addition, our rice is seasoned, and simmered in our restaurants daily.
Our bone-in chicken meals and Mexican-inspired entrees accounted for 46% and 54% of our company-operated restaurant sales, respectively, in 2017. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our more-portable Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, enabling us to generate sales almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a healthier and convenient alternative for mothers and families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In 2017, approximately 28% of our company-operated sales were generated from family-sized meals.
Inviting Experience that Welcomes Our Customers. We believe that our restaurant design creates an inviting restaurant environment. The interiors of our restaurants feature large, open kitchens that allow customers to watch our Grill Masters prepare our fire-grilled chicken. Our restaurants also feature complimentary self-serve salsa bars showcasing our variety of fresh salsas. The salsa bars invite customers to customize their meals with several salsas prepared in our kitchens every day. Our dining rooms include comfortable booths and chairs, while large windows and soft lighting fill our restaurants with light and warmth.
We believe that the atmosphere and quality of service that we strive to provide to our customers encourages repeat visits and brand advocacy and drives increased sales. Our team members are trained to engage with our customers in a genuine way to provide a personalized experience, and strive to make each experience in our restaurant better than the last.
Well-Developed Operations Infrastructure that Allows for Real-Time Control, Fast Feedback, and Innovation. We believe that satisfying our customers’ dining needs is the foundation for our business, and we have a well-developed operations platform that allows us to measure our performance in meeting and exceeding those needs. We utilize an operations dashboard that aggregates real-time, restaurant-level information for many aspects of our business. The dashboard provides corporate and field management, as well as restaurant-level operators, with insight into how we are performing both from the customer’s perspective and also through the eyes of experienced third-party auditors.
Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We seek to position ourselves as a differentiated QSR+ business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In 2017, our company-operated restaurants generated average annual sales per restaurant of approximately $1.8 million and restaurant-level contribution margins of 19.8%.
Experienced Leadership. Our senior management team has extensive operating experience, with an average of over 20 years of experience each in the restaurant industry. Effective March 12, 2018, we will be led by our new President and Chief Executive Officer, Bernard Acoca. Our current CEO, Stephen J. Sather will retire as CEO effective March 12, 2018. Mr. Sather will serve in an advisory role for a short period of time to help facilitate the transition. See "Recent Developments."
Other members of the senior leadership team include Larry Roberts as our Chief Financial Officer, Ed Valle as our Chief Marketing Officer and Gus Siade as our Senior Vice President, Operations.

Our Growth Strategy
We believe that we are well-positioned for sales growth because of our QSR+ strategy, signature fire-grilled chicken, disciplined business model, and strong unit economics. We plan to continue to expand our business, drive restaurant sales growth, maintain strong margins, and enhance our competitive positioning by executing on the following strategies:
Expand Our Restaurant Base. As discussed below under “—Site Selection and Expansion—New Restaurant Development,” we plan to continue to expand our restaurant base.
While most of our growth in 2017 was derived from the expansion of our company-operated restaurant base, we will continue to strategically develop our franchisee relationships and grow our franchised portfolio within existing and new markets.
We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital. Our current investment model targets an average new unit cash investment of approximately $0.8 to $1.7 million, net of tenant allowances, and in a restaurant’s third full year of operations, an AUV of approximately $1.8 million and a cash-on-cash return in excess of 20%, although there is no guarantee that these targets will be met. New restaurant performance in outer markets, which include San Francisco/San Jose, Sacramento, Phoenix, Houston and Dallas have been mixed, but are currently below our expectations overall.
Increase Our Comparable Restaurant Sales. Our system has experienced annual comparable restaurant sales growth for seven consecutive years through our fiscal year ended December 27, 2017. We aim to build on this momentum by increasing customer frequency, attracting new customers, and improving per-person spend. Furthermore, we believe that we are well positioned to benefit from shifting culinary and demographic trends in the United States.
Menu Strategy and Evolution. We will continue to adapt our menu to create entrees that complement our signature fire-grilled chicken and that reinforces our QSR+ strategy. We believe that we have opportunities for menu innovation as we look to increase customer frequency. In addition, we will continue to tap in to the need for healthier offerings by building on the success of our popular “Under 500 Calorie” menu and other “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the speed and value that our customers have come to expect.
Increase Brand Awareness and Consumer Engagement. We engage customers through our 9-module product calendar, which features seasonal favorites from our “Under 500 Calorie” low calorie menu to Chicken Tostada Salads, and Stuffed Quesadillas. Our key points of differentiation are communicated through our advertising campaign, which highlights the brand's authenticity and our Grill Masters' expertise and dedication to high-quality grilled chicken. We tailor our message from television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program and social media platform where we engage in one-to-one marketing.
The Loco Rewards loyalty program was launched on June 13, 2017. As of December 27, 2017, there were 512,842 members in the Loco Rewards loyalty program. The program offers one point for every dollar customers spend and a $10 reward when they achieve 100 points. Customers earn points primarily by scanning the El Pollo Loco app on Apple iOS or Android at the point of purchase, or by using the app to scan the barcode on their paper receipt anytime within 24 hours of their purchase. We build segmented dynamic campaigns with the goals of reducing the number of days lapsed since each customer's last visit, increasing visit frequency and increasing overall spend.
Within our restaurants we continue to engage our customers with point-of-purchase marketing material at various points along their path to purchase to further drive our differentiation.
Restaurant Design. In 2016 we launched our newest restaurant design called Vision. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of December 27, 2017, including new builds and remodels, we had 44 restaurants open with the Vision design in our system.
Maintain Strong Margins. Since 2011, we have increased our restaurant contribution margin by 113 basis points. While rising labor costs as a result of tighter labor markets and rising minimum wages, along with moderate commodity inflation, continue to challenge unit profitability, we believe we can maintain strong margins through a combination of growing sales, price increases, labor efficiencies and other cost savings.
Site Selection and Expansion
Restaurant Development
We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In

2017, we opened 16 new company-operated restaurants and 7 new franchised restaurants. New restaurant performance in outer markets, which include San Francisco/San Jose, Sacramento, Phoenix, Houston and Dallas has been mixed, but is currently below our expectations overall.
In 2014, we opened our first Houston restaurant and by the end of 2017, we had 12 company locations, and two franchised locations in Houston.  Additionally, in 2016, we launched the El Pollo Loco brand in the Dallas-Fort Worth market, where we ended 2017 with seven company-operated and four franchised restaurants. We have previously announced that sales and profit performance in the Houston and Dallas-Fort Worth markets are below our expectations. While we continue to execute operations and marketing initiatives to improve the sales and profit performance, we are slowing our growth in Houston and Dallas-Fort Worth. As a result, we expect that overall unit development in 2018 will be lower than 2017. During 2017, we closed four restaurants in Texas and one restaurant in Arizona. For a discussion of the impairment of these restaurants, see Item 1A, Risk Factors—Risks Related to Our Business and Industry—We have incurred, and may continue to incur, significant impairment of certain of our assets, in particular in our new markets.
In fiscal 2018, we intend to open 6 to 8 new company-operated and 6 to 8 new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons described in Item 1A, “Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing.
Site Selection Process
We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has extensive experience building such brands as Taco Bell, Starbucks, Hardee's, Jack-in-the-Box, Wendy’s, Denny's, Johnny Rockets and Dunkin’ Brands. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.
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
Our restaurants are constructed in approximately 12 to 15 weeks, and the development and construction of our new sites is the responsibility of our development department. A conversion typically takes approximately two months to complete. One real estate manager and one real estate director are responsible for locating and leasing potential restaurant sites. Construction managers are then responsible for building our restaurants, and several staff members manage purchasing, budgeting, scheduling, and other related administrative functions.
Restaurant Management and Operations
Service
We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our cashiers are trained on the menu items that we offer, and offer customers thoughtful suggestions to enhance the ordering process. Our team members and managers are responsible for our service and dining room environment, with a focus on hospitality, team members seek to engage in conversation with our customers to ensure satisfaction.  In addition, constant monitoring of the dining room occurs to ensure the fresh salsa bar and beverage station are clean and supplied with products.

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
We have food safety and quality assurance programs designed to maintain the highest standards for the food and the food preparation procedures that are used by both company-operated and franchised restaurants. We have a quality assurance team and employ third-party auditors that perform our work place and food safety restaurant audits.
Managers and Team Members
Each of our restaurants typically has a general manager, an assistant manager, and two to three shift leaders. There are between 20 and 35 team members per restaurant, who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for eight to 12 restaurants. Overseeing the area leaders are three directors of operations who report to a senior director of operations. An additional senior director of operations oversees our area leaders in Texas. Our franchise operations are supported by three directors of franchise who report to a vice president of franchise operations. Our senior vice president of operations leads our company-operated restaurants, managing sales, profitability, customer service targets, and franchise operations support.
Training
Our people are the center of the El Pollo Loco customer experience. Creating a culture of constant learning has been essential in equipping our people with the skills to deliver our high standards and commitments to our guests and employees.  We strive to find ways to simplify our methodology and invest in elevating our people.  In a rapidly evolving landscape, effective training is not only dependent on quality of content, but also on method of delivery. To engage our growing base of millennial employees, we employ a Learning Management System called Pollo Zone, our tablet-based learning tool. This platform is a central hub for all training efforts and features individual learner profiles to support engagement and accountability on our path toward investing in our people and their growth.
Franchise Program
We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise, and requiring a relatively minimal capital commitment by us. As of December 27, 2017, there were a total of 265 franchised restaurants. Franchisees range in size from single-restaurant operators to the largest franchisee, which owned 61 restaurants as of December 27, 2017. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 27, 2017, approximately 75% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.
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
Once introductory training has been completed, we offer a path toward constant learning for all crew members by providing instructional materials that span management training, operations, new product introductions, food safety and a number of other essential restaurant functions. Many of these programs are distributed through Pollo Zone, as a central hub for all training efforts and features individual learner profiles that will provide our franchise owners with real-time access to the progress of learning in their restaurants.

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
Through our public relations efforts, we engage notable food editors and bloggers on a range of topics to help promote our products. In addition, we engage in one-on-one conversations using a portfolio of social media platforms, including Facebook, Instagram and Twitter. We also use social media as a research and customer service tool, and apply insights gained to future marketing efforts.

Our Loco Rewards loyalty program uses points, rewards, and offers to build engagement and sales by campaigning to customers on a one-to-one basis. Customers access the program on elpolloloco.com and the El Pollo Loco iOS Apple and Android app. We build segmented dynamic campaigns with the goals of reducing the number of days lapsed since each customer’s last visit, increasing visit frequency and increasing overall spend. To keep customers engaged with the program, unannounced offers, called "Surprise and Delights" are awarded based on that customer’s transaction history. We communicate offers, points updates and other Loco Rewards campaigns to customers via in-app messaging, mobile phone push notifications and email.

Our online ordering program makes it easy for customers to skip the line and order ahead. Available for every location and accessible from elpolloloco.com or the El Pollo Loco mobile app, any order can be placed and paid for before arriving at the restaurant. For additional convenience, as of December 27, 2017, 66 company and 38 franchise locations offered integrated delivery through third party services such as Uber Rush. The delivery fee, which on average is $7.67, is passed through to the customer.

In September 2017, El Pollo Loco participated in Share our Strength’s No Kid Hungry campaign at participating locations.
Through point-of-purchase marketing, social media and public relations, we campaigned for customers to donate $1, $5 or any other amount to the charity. For a $1 donation a free churro certificate was given to the customer valid on their next visit. Customers donating $5 received a coupon book with over $35 dollars in savings on future visits to El Pollo Loco. During the 5 week promotion, we raised approximately $0.2 million for the campaign, which aims to reduce childhood hunger by funding breakfasts and lunches for children in need throughout the United States. In 2004 we created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities has provided over 10,000 meals per year to underprivileged families, through organizations like Food on Foot, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates (“CASA”). In 2017, El Pollo Loco Charities also provided donations for Hurricane Harvey and Hurricane Maria disaster relief.
Purchasing and Distribution
Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our restaurants in Texas utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 40% of our total food and paper costs for 2017. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from two months to three years, depending on current and expected market conditions. We currently source poultry from six suppliers, with two accounting for approximately 75% of our planned purchases for fiscal 2018. We have fixed prices for 100% of our poultry supply through the end of 2018.
Intellectual Property
We have registered El Pollo Loco ® , Pollo Bowl ® , The Crazy Chicken ® , and certain other names used by our restaurants as trademarks or service marks with the U.S. Patent and Trademark Office (the “PTO”), and El Pollo Loco ® in approximately 42 foreign countries. In addition, the El Pollo Loco logo, website name and address, Facebook, Twitter, Instagram and YouTube accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so, and to oppose vigorously any infringement or dilution of the service marks or trademarks in those countries. We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or as confidential proprietary information.
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
Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gas stations. Such properties previously contained underground storage tanks (“USTs”), and while we are not aware of any sites with USTs remaining, it is possible that some of these properties may currently contain abandoned USTs. We are aware of contamination from a release of hazardous materials by a previous owner at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the contamination at any of these properties. The appropriate state agencies have been notified, and these issues are being handled without disruption to our business. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation for any contamination. Although we lease most of our properties, and, when we own, we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we cannot assure you that we will not be liable for environmental conditions relating to our prior, existing, or future restaurants or restaurant sites. If we were found liable for the cost of remediation of contamination at, or emanating from, any of our properties, our operating expenses would likely increase and our operating results would likely be materially and adversely affected.
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
Employees
As of December 27, 2017, we had approximately 5,637 employees, of whom approximately 5,477 were hourly restaurant employees comprised of 4,536 crewmembers, 204 general managers, 231 assistant managers, 378 shift leaders, and 128 employees in limited-time roles as acting managers or as managers in training. The remaining 160 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.
Seasonality
Seasonal factors, including weather and the timing of holidays, cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company restaurant revenue and comparable restaurant sales may fluctuate.
Recent Developments
As disclosed in our Current Report on Form 8-K filed on February 28, 2018, our board of directors appointed Bernard Acoca as the Company's President and CEO and as a Director of the Board, effective March 12, 2018. Mr. Acoca will serve as a Class I director, which class will stand for re-election at the 2018 annual meeting of stockholders. Mr. Acoca will succeed Steve Sather, who previously announced his intent to retire during fiscal 2017. Mr. Sather has agreed to remain as an employee of the Company in the capacity as Special Advisor through March 31, 2018 in order to assist the Company with the transition to the new CEO
On February 15, 2018, we entered into an employment agreement with Mr. Acoca,, filed herewith as Exhibit 10.29, which sets forth the terms and conditions under which he will serve as the Company’s President and CEO. The term of the agreement will commence on March 12, 2018 and will expire on the fifty-month anniversary thereof, provided that the term will automatically extend for an additional one-year period on each expiration date thereof (with non-renewal thereof by us treated the same as termination without cause). Mr. Acoca will receive an initial annual base salary of $550,000, a target annual bonus equal to 100% of base salary and, starting in 2019, an annual discretionary equity grant, as determined by the Board of Directors. During the term of the employment agreement Mr. Acoca will be entitled to employee benefits on the same basis as those generally available to other senior executives. Mr. Acoca will also be entitled to at least four weeks of vacation per year and an automobile allowance substantially similar to that provided to other similarly situated senior executives.

The employment agreement provides that in connection with his hiring Mr. Acoca will receive a one-time sign-on grant of approximately $750,000 worth of time-vested options (vesting ratably over four years), approximately $1,000,000 worth of time-vested restricted stock units or restricted shares (vesting ratably over four years) and approximately $750,000 worth of performance-vested restricted stock units or restricted shares (50% vesting upon achievement of $15 stock price and 50% upon achievement of $20 stock price, in each case during a minimum of 20 consecutive trading days prior to the 5th anniversary of grant or, if earlier, in connection with the occurrence of a change in control, as such term is defined in the employment agreement). Mr. Acoca will also be entitled to a one-time lump sum payment equal to $250,000, provided that Mr. Acoca is obligated to repay such amount if his employment is terminated without good reason or for cause, as such terms are defined in the employment agreement, within one year of March 12, 2018 and he will repay half of such amount if his employment is terminated without good reason or for cause between the twelve and eighteen month anniversaries of March 12, 2018. Mr. Acoca is also entitled to a $100,000 lump sum payment in order to assist with relocation expenses.
The employment agreement provides that in the event that Mr. Acoca’s employment is terminated due to death or disability he will be entitled to a prorated annual bonus for the year of termination based on actual performance. The employment agreement also provides that in the event that Mr. Acoca’s employment is terminated without cause or for good reason, then he will be entitled to receive a prorated annual bonus for the year of termination based on actual performance and continuation of payment of base salary for eighteen months, subject, in each case, to the execution of a general release and compliance with applicable restrictive covenants. In the event that Mr. Acoca’s employment is terminated without cause or for good reason within two years following a change in control, except for performance vesting awards with respect to which performance under their terms is tested at the time of a change in control,  Mr. Acoca will be entitled to accelerated vesting of his outstanding equity awards with performance vesting conditions deemed achieved at target, subject to the execution of a general release and compliance with applicable restrictive covenants.
The employment agreement contains a perpetual confidentiality covenant, a one-year post-termination non-interference covenant applicable to the Company’s relationships with suppliers, customers and partners and a one-year post-termination non-solicitation covenant applicable to Company employees. Mr. Acoca is being indemnified under the Company’s standard director and officer indemnification agreement
On February 28, 2018, we entered into a retirement agreement with Mr. Sather, filed herewith as Exhibit 10.30. Under the terms of the agreement, Mr. Sather agreed to remain as Special Advisor through March 31, 2018; Mr. Sather will continue to receive his standard compensation and benefits until March 31, 2018; and we agreed to accelerate the vesting of his options which would have otherwise vested in May 2018 (options with respect to 33,545 shares) and to extend the exercise ability of all of his vested and outstanding options until the expiration of the original term of such options (i.e., disregarding the termination of his employment). Mr. Sather will continue to abide by all of his restrictive covenants and has agreed to provide us with ongoing cooperation in certain matters for which he has knowledge prior to his termination.
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
Our success is dependent upon continued customer acceptance of our Mexican-inspired food. Increases in tariffs, restrictions on trade, or other deterioration in American political or economic relations with Mexico, or a decrease in American consumers’ interest in Mexican-inspired food, could harm our brand and profitability. Additionally, changes in trade, labor, or immigration policy could raise our input prices, or reduce the supply of immigrants who are in many cases our customers or employees, diminishing our sales and increasing our labor costs.
Our business is geographically concentrated in the greater Los Angeles area, and we could be negatively affected by conditions specific to that region.
Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 73% of our revenue in fiscal 2017 and approximately 75% in fiscal 2016. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, but not limited to, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. We believe that an increase in unemployment would have a negative impact on transactions in our restaurants. As a result of our concentration in the greater Los Angeles area, we have been disproportionately affected by the above adverse economic conditions as compared to other national chain restaurants.
Our business is vulnerable to natural disasters given its geographic concentration and real estate intensive nature.
Since our business is geographically concentrated in the greater Los Angeles area, we could be negatively affected by weather conditions specific to that region, including fires, earthquakes, or other natural disasters. Additionally, outside of Los Angeles, many of our restaurants are clustered around major cities in Northern California, Texas, and elsewhere, and prolonged or severe inclement weather could affect our sales at restaurants in locations that experience such conditions. Localized disasters, especially exacerbated by climate change, including wildfires, hurricanes, and flooding, could impair our assets and operations in those areas. For example, in the third quarter of 2017, the Houston metropolitan area was impacted by Hurricane Harvey and resultant flooding. This caused for us, among other effects, temporary store closures and food spoilage. We may also suffer unexpected losses resulting from natural disasters or other catastrophic events affecting our areas of operation, such as earthquakes, fires, droughts, local strikes, terrorist attacks, increases in energy prices, explosions, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable, and our losses from catastrophes could be substantial.
Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system. We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.
One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened 16 new company-operated restaurants in fiscal 2017 and plan to open 6 to 8 in fiscal 2018. Our franchisees opened 7 new restaurants in fiscal 2017 and plan to open 6 to 8 in fiscal 2018. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

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

We have incurred, and may continue to incur, significant impairment of certain of our assets, in particular in our new markets.
During fiscal 2017, we determined that the carrying value of the assets of 21 restaurants, in Arizona, California and Texas, may not be recoverable. Additionally, we made a strategic decision to close two additional restaurants in Texas. As a result, we recorded a $32.6 million impairment expense. The impairment expense for fiscal 2017 includes an impairment expense of $27.7 million, representing the entire remaining value of capitalized assets of all of our company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of our Texas restaurants include recent results, which indicates that the restaurants have not achieved the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets. Given the difficulty in projecting results for newer restaurants in newer markets, we are also monitoring the recoverability of the carrying value of the assets of several other restaurants on an ongoing basis, including those in the Arizona and Northern California markets. For those restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material. Asset impairments outside of Texas, or impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.
Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition, and results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. At times the costs of many foods for humans and animals, including corn, wheat, corn flour and other flour, rice, and cooking oil, have increased markedly, resulting in upward pricing pressures on almost all of our raw ingredients, including chicken and other meats, and increasing our food costs. Environmental and weather-related issues, such as freezes, drought and climate change, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Issues affecting the availability of produce, poultry, or other proteins such as shrimp, including blight, disease, and overfishing, have in the past and may in the future also raise their prices. Any increase in the prices of the ingredients most critical to our menu, such as chicken, corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Any such changes to our menu prices or available menu could negatively impact our restaurant transactions, business, and comparable restaurant sales during the shortage and thereafter.
Our principal food product is chicken. In fiscal 2017, 2016, and 2015, the cost of chicken included in our product cost was approximately 11.3%, 12.4%, and 13.4%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. A major driver of the price of corn, which is the primary feed source for chicken, has been the increasing demand for corn by the ethanol industry as an alternative fuel source, as most ethanol plants in the United States primarily use corn to make ethanol. This increased demand on the nation’s corn crop has had and may continue to have an unfavorable impact on chicken prices. Additionally, environmental and animal rights regulations or voluntary programs could increase the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.
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
Food-borne illness and other food safety and quality concerns may negatively impact our business and profitability.
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
Although we have exhibited positive net income in 2014 to 2017, before fiscal 2014, we incurred net losses in each of the preceding seven fiscal years. We may incur net losses in the future, and we cannot guarantee that we will sustain profitability.
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
We have substantial debt service obligations. At December 27, 2017, our total debt was $93.3 million (including capital lease obligations), and we had $99.3 million of credit available under our secured revolving credit facility, which was reduced by $7.7 million from outstanding letters of credit.
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
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. As of December 27, 2017, our top 10 franchisees operated over 66% of our franchised restaurants and two franchisees operated over 35% of our franchised restaurants. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.
As of December 27, 2017 we had executed development agreements that represent commitments to open 55 franchised restaurants at various dates through 2022. Although we have developed criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees that we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. Failures of developers and franchisees to open and operate franchises successfully could materially and adversely affect our reputation, brand, business, financial condition, results of operations, cash flows, and ability to attract prospective franchisees.
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
Our growth depends on maintaining amicable relations with our franchisees. Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement. Disagreement may lead to disputes with our franchisees, and we expect such disputes to occur from time to time as we continue to offer franchises. Disputes between us and our franchisees, whether in court or otherwise, could relate to either party’s violation of its contractual obligations. Unfavorable judgments or settlements relating to franchisee disputes could result in monetary or injunctive relief against us, including the voiding of non-compete, territorial exclusivity, or other development-related provisions upon which we rely. For example, in a recent suit where a franchisee challenged the enforceability of the territorial exclusivity clause in its franchise agreement with us, a jury found in favor of the franchisee. Although we intend to vigorously appeal the judgement, if this or similar clauses were held unenforceable, we and other franchisors could be materially negatively impacted. To the extent that we have such disputes, the attention, time, and financial resources of our management and our franchisees will be diverted from our restaurants, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows. Even our success in franchisee disputes could damage our franchisees' finances or operations, or our relationships with them.
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
We accept electronic payment cards from our customers in our restaurants. For the fiscal year ended December 27, 2017, approximately 53% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.
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
If we do not successfully manage the transition associated with the resignation of our former CEO and the appointment of a new CEO, it could be viewed negatively by our customers and shareholders and could have an adverse impact on our business.
Stephen J. Sather will resign from his position as the Company’s President Chief Executive Officer and from the Board effective March 12, 2018. Bernard Acoca has been appointed as the Company’s President and CEO, effective March 12, 2018.
Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with customers, vendors and employees. It may also make it more difficult to retain and hire key employees.
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
We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. The California minimum wage rose to $10.50 per hour on January 1, 2017 and $11.00 per hour on January 1, 2018 and is scheduled to rise to (i)$12.00 per hour on January 1, 2019, (ii) $13.00 per hour on January 1, 2020, (iii) $14.00 per hour on January 1, 2021, and (iv) $15.00 per hour on January 1, 2022, subject, in each case, to the governor’s ability to pause any scheduled increase (“off-ramp” provisions) for one year if either economy or budget conditions are met. Initial determinations are to be made by the governor by August 1 of each year prior to a January increase. The governor makes the final determination by September 1. Thereafter, the state minimum wage is to be indexed annually for inflation.
Local minimum wages may exceed or ramp up faster than state levels. In particular, the minimum wage in the City of Los Angeles and the unincorporated areas of the County of Los Angeles is scheduled to rise to $15.00 by July 1, 2020 in accordance with a June, 2015 ordinance: (i) from July 1, 2017, $12.00, (ii) from July 1, 2018, $13.25, (iii) from July 1, 2019, $14.25, (iv) from July 1, 2020, $15.00, (v) from July 1, 2022, indexed to inflation. On September 29, 2015, the Board of Supervisors of the County of Los Angeles adopted an ordinance amending the Los Angeles County Code and establishing a countywide minimum wage covering unincorporated areas of the county following the same schedule.
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
In 2017, approximately 73% of our revenue came from company-operated and franchised restaurants in the greater Los Angeles area, including 11% from the City of Los Angeles, 42% from other incorporated cities in the County of Los Angeles, and 1% from unincorporated areas of the County of Los Angeles. Those restaurants that are not directly covered by these ordinances may be covered by future ordinances, may face competitive or political pressures to match these wage levels, or may suffer from any regional economic distress caused by these ordinances.
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
The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or to pay a monthly per-employee fee or penalty for non-compliance. In past years, we experienced a marginal enrollment increase in our health plans with newly eligible employees as a result of the PPACA. In early 2017, the PPACA was undermined through executive and Congressional action and in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the PPACA. It is uncertain when or if the provisions in the American Health Care Act will become law, or the extent to which any changes may impact our business. Any future cost increases may be material and could lead to future modifications to our business practices that may be disruptive to our operations and impact our ability to attract and retain personnel.
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
The PPACA establishes a uniform, federal requirement for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA amended the Federal Food, Drug, and Cosmetic Act to require that chain restaurants with 20 or more locations, operating under the same name and offering substantially the same menus, publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, and to provide a statement on menus and menu boards about the availability of this information. The PPACA further permits the U.S. Food and Drug Administration to require covered restaurants to make additional nutrient disclosures, such as disclosure of trans-fat content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings. Currently, it is uncertain how proposed legislative changes will impact the PPACA or the extent to which any changes may impact our business.
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
Our payments under the TRA may be material. As of December 27, 2017, we had an accrued payable related to this agreement of approximately $22.0 million. In fiscal 2017, we paid $11.1 million to our pre-IPO stockholders under the TRA.
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
Under our secured revolving credit facility, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, (ii) make payments under the TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5.0 million in other restricted payments per year, and (d) make other restricted payments, provided that such payments would not cause, in each case, on a pro forma basis, (x) its lease-adjusted consolidated leverage ratio to equal or exceed 4.25 times and (y) its consolidated fixed charge coverage ratio to be less than 1.75 times.
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
In particular, as disclosed under Item 9A, “Controls and Procedures,” in the Form 10-K for 2016, in the process of evaluating the effectiveness of our internal control over financial reporting, we identified material weaknesses, in our internal control over financial reporting as of December 28, 2016. These and future deficiencies or weaknesses, whether or not identified or remediated, or failure to achieve and maintain an effective internal control environment generally, could have a material adverse effect on our business, our finances and financial reporting, and our stock price.
The market price and trading volume of our common stock have been and may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our common stock has fluctuated and may continue to fluctuate, or may decline significantly in the future. Shares of our common stock were sold in our IPO in July 2014 at a price of $15.00 per share, and our common stock has subsequently traded as high as $41.70 and as low as $9.25. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. No lock-up agreements presently are in effect. LLC presently owns approximately 43.3% of our outstanding common stock and could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied.
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
As of February 27, 2018, we had an aggregate of 158,472,763 shares of common stock authorized, unissued, and not reserved for incentive plan issuance. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.
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
As of December 27, 2017, our restaurant system consisted of 477 restaurants, comprised of 212 company-operated restaurants and 265 franchised restaurants, located in California, Arizona, Nevada, Texas, and Utah. In addition, we currently license our brand to two restaurants in the Philippines. We have not included these two licensed restaurants as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation.

State	Company- Operated	Franchised	Total
California	163	216	379
Nevada	22	5	27
Arizona	7	20	27
Texas	19	20	39
Utah	1	4	5
Total	212	265	477
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
Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, currently operating 12 and licensing three to franchisees. In addition, we operate 200 company-operated restaurants on leased real estate, an owned operating unit with additional parking on leased real estate, and have another 15 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have six closed units and two units subleased for uses other than El Pollo Loco.
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
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. Further settlement discussions were not successful, and the litigation is moving forward with the filing deadline for plaintiff’s class certification motion postponed until May 4, 2018. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending that overlap in part with the Olvera action and fully expects to have to defend against similar lawsuits in the future.
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
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification, and Defendants’ opposition was filed on March 8, 2018. Defendants intend to continue to defend against the claims asserted.
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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months pending an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors.

Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., Los Angeles Superior Court (Case No. MC026045) (the “Lancaster Lawsuit”) was filed on February 9, 2016.   Existing El Pollo Loco franchisees, Janice P. Handlers-Bryman and Michael D. Bryman, as individuals and in their capacities as trustees of Ethe Handlers Bryman Trust (collectively, “Plaintiffs”), filed suit against us alleging, among other things, that we “imposed unreasonable time limitations” on their development of additional restaurant locations in Lancaster, California, and that we thereafter developed  company-owned El Pollo Loco restaurants in the “market area” of Plaintiffs’ existing El Pollo Loco restaurant in Lancaster. Plaintiffs’ asserted claims against us for, among other things, (i) breach of the covenant of good faith and fair dealing, (ii) intentional interference with prospective business, and (iii) unfair business practices. In addition to an unspecified amount of damages and costs of the lawsuit, Plaintiffs sought reformation of the contract, declaratory relief, disgorgement of alleged revenues and profits, injunctive relief, and a judicial mandate requiring us to either transfer the company-owned locations to Plaintiffs or to continuously disgorge to Plaintiffs the unjust enrichment allegedly obtained by us through the operation of the company-owned restaurants in Lancaster. We denied Plaintiffs’ allegations  as the franchise agreement did not grant Plaintiffs any exclusive territorial rights and, instead, expressly reserved for us the right to open and operate and the right to grant others the right to open and operate - El Pollo Loco restaurants “in the immediate vicinity of or adjacent to” Plaintiffs’ restaurant in Lancaster. On June 7, 2016, we filed a cross-complaint against Plaintiffs for breach of the franchise agreement due to Plaintiffs’ failure to pay to us liquidated damages in connection with their solicitation and/or hiring of our general manager. This counterclaim was voluntarily dismissed by us, without prejudice, on February 27, 2017 but continued in a related action before the San Bernardino Superior Court titled El Pollo Loco, Inc. v. EPL 3766, Inc.  On April 24, 2017, four days before the commencement of trial, Plaintiffs filed a voluntary dismissal, without prejudice, of the Lancaster Lawsuit without any payment or other concession by us. The corresponding dismissal was entered by the court on April 25, 2017.   On   May 22, 2017, Plaintiffs filed a motion for relief from the dismissal which was granted by the court on  June 29, 2017.  The trial in the case was bifurcated between the liability and damages phases.   The liability phase went forward on November 16, 2017.  The only cause of action that the court allowed to go to the jury was the cause of action for breach of the covenant of good faith and fair dealing.  The court elected not to present the cause of action for intentional interference with prospective business to the jury.  (The causes of action for  reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §§ 17200 et seq. , and declaratory relief were not presented to the jury as these types of equitable claims are to be decided by the court as a matter of law.).  On December 11, 2017, the jury returned a verdict in favor of Plaintiffs on the cause of action for breach of the covenant of good faith and fair dealing.

The December 11, 2017 verdict did not include a determination of damages. The damages phase of the trial is currently scheduled to begin on April 20, 2018.

The Court has recently allowed Plaintiffs to reopen discovery on damages related to new claims involving the opening of a second company-owned location in Lancaster, California and that El Pollo Loco did not offer the new restaurant locations to Plaintiffs.  Experts will be allowed to update their damages calculations to account for the updated information and these new claims.  These unknown variables preclude us from providing a reasonable estimation of the range of damages that may be awarded.  Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error due to express language of the franchise agreement and prejudicial and reversible errors in either earlier phases of the litigation or during the liability phase of the trial.  El Pollo Loco intends to file a motion challenging the verdict, a motion for new trial and, if unsuccessful, will appeal the verdict and various other rulings in the case.
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

	Low	High
Fiscal 2016:
First Quarter (December 31, 2015-March 30, 2016)	$10.21	$15.44
Second Quarter (March 31, 2016-June 29, 2016)	$10.50	$14.98
Third Quarter (June 30, 2016-September 28, 2016)	$12.16	$14.61
Fourth Quarter (September 29, 2016-December 28, 2016)	$10.08	$13.50
Fiscal 2017:
First Quarter (December 29, 2016-March 29, 2017)	$10.75	$13.55
Second Quarter (March 30, 2017-June 28, 2017)	$11.50	$14.85
Third Quarter (June 29, 2017-September 27, 2017)	$11.00	$14.35
Fourth Quarter (September 28, 2017-December 27, 2017)	$9.55	$12.55
As of February 27, 2018, the closing price per share of our common stock on the NASDAQ was $9.85.
As of February 27, 2018, there were approximately 50 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories. As of the same date, there were approximately 20,000 registered and beneficial accounts.
Dividend Policy
We did not pay dividends in 2017 and 2016 and do not expect to pay dividends in the foreseeable future because we intend to use cash flow generated by operations to grow our business. Any future determination otherwise will be at the discretion of our board of directors and depend upon our financial condition, results of operations, capital requirements, and other factors. In addition, the 2014 Revolver (defined below) restricts our ability to pay dividends. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Debt and Other Obligations-Current Credit Agreement, “Item 1A, “Risk Factors—Risks Related to Ownership of Our Common Stock,” and Note 1 to our consolidated financial statements included elsewhere in this report.
Issuer Purchases of Equity Securities
In the quarterly period ended December 27, 2017, neither we nor any affiliated purchaser made or had made on our or its behalf any purchases of equity securities, including for exercise price and tax withholdings related to awards under our compensation plans.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph and table illustrate the total return from July 25, 2014, through December 27, 2017, for (i) our common stock, (ii) the NASDAQ Composite Total Return Index, and (iii) the Standard and Poor’s Supercomposite Restaurants Index, assuming the investment of $100 at the beginning of the period (at the closing price on our first day of trading of $24.03), reinvestment of dividends, and no transaction costs.

The graph and table are furnished and not filed with the SEC, and are not incorporated by reference into any other filing. They are not a forecast of future performance.

Date	LOCO	NASDAQ Composite	S&P Supercomposite Restaurants Index
July 25, 2014	$100.00	$100.00	$100.00
September 24, 2014	$148.65	$102.61	$99.36
December 31, 2014	$83.10	$107.02	$105.22
April 1, 2015	$104.91	$110.61	$112.22
July 1, 2015	$85.19	$113.95	$119.52
September 30, 2015	$44.86	$105.30	$121.36
December 30, 2015	$52.77	$115.81	$127.95
March 30, 2016	$55.97	$111.68	$133.22
June 29, 2016	$52.73	$109.97	$128.46
September 28, 2016	$54.35	$122.74	$127.33
December 28, 2016	$52.43	$125.90	$136.03
March 29, 2017	$49.94	$136.91	$141.62
June 28, 2017	$59.09	$145.13	$157.36
September 27, 2017	$49.94	$150.61	$150.68
December 27, 2017	$41.61	$162.38	$165.58

ITEM 6.	SELECTED FINANCIAL DATA
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

	Fiscal Year
	2017	2016	2015	2014	2013
Statements of Income Data:
Revenue
Company-operated restaurant revenue	$376,615	$355,468	$332,040	$322,516	$294,327
Franchise revenue	25,086	24,655	23,017	22,345	20,400
Total revenue	401,701	380,123	355,057	344,861	314,727
Cost of operations
Food and paper costs	109,898	107,218	105,917	102,611	93,589
Labor and related expenses	106,584	97,471	84,231	80,646	75,669
Occupancy and other operating expenses	85,631	78,263	69,977	68,538	63,150
Gain on recovery of insurance proceeds, lost profits	—	(502)	—	—	—
Company restaurant expenses	302,113	282,450	260,125	251,795	232,408
General and administrative expenses	38,523	34,661	28,997	29,519	25,506
Franchise expenses	3,335	3,823	3,456	3,704	3,841
Depreciation and amortization	18,128	16,053	13,092	11,538	10,213
Loss on disposal of assets	799	674	471	646	868
Expenses related to fire loss	—	48	—	—	—
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(741)	—	—	—
Recovery of securities lawsuits related legal expenses	(1,666)	—	—	—	—
Asset impairment and closed-store reserves	33,645	8,554	92	1,033	(101)
Total expenses	394,877	345,522	306,233	298,235	272,735
Gain on disposition of restaurants	—	28	—	2,658	400
Income from operations	6,824	34,629	48,824	49,284	42,392
Interest expense, net	3,278	3,155	3,707	18,062	36,334
Early extinguishment of debt	—	—	—	9,718	21,530
Expenses related to selling shareholders	—	—	50	667	—
Income tax receivable agreement (income) expense	(5,570)	352	156	41,382	—
Income (loss) before (provision) benefit for income taxes	9,116	31,122	44,911	(20,545)	(15,472)
(Provision) benefit for income taxes	(497)	(12,783)	(20,857)	63,008	(1,401)
Net income (loss)	$8,619	$18,339	$24,054	$42,463	$(16,873)
Per Share Data:
Net income (loss) per share
Basic	$0.22	$0.48	$0.63	$1.32	$(0.59)
Diluted	$0.22	$0.47	$0.62	$1.24	$(0.59)
Weighted average shares used in computing net income (loss) per share
Basic	38,453,347	38,357,805	37,949,316	32,285,484	28,712,622
Diluted	39,086,676	39,026,950	39,039,558	34,346,241	28,712,622
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$53,671	$49,299	$57,971	$26,085	$19,700
Net cash used in investing activities	$(36,238)	$(35,202)	$(30,835)	$(21,401)	$(13,787)
Net cash used in financing activities	$(11,051)	$(18,030)	$(32,534)	$(10,200)	$(10,385)

	Fiscal Year
	2017	2016	2015	2014	2013
Balance Sheet Data—Consolidated (at period end):
Cash and cash equivalents	$8,550	$2,168	$6,101	$11,499	$17,015
Net property (1)	$102,794	$118,470	$102,421	$82,090	$68,641
Total assets	$442,711	$471,305	$461,028	$455,306	$416,942
Total debt (2)	$93,316	$104,461	$123,638	$165,846	$289,242
Total stockholders’ equity	$274,950	$265,182	$244,633	$210,400	$48,536

(1)	Net property consists of property owned, net of accumulated depreciation and amortization.

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
Basis of Presentation
We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2017, 2016, and 2015 ended on December 27, 2017, December 28, 2016 and December 30, 2015, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2017, 2016, and 2015 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2017 refer to the fiscal year ended December 27, 2017.
Overview
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+” and to provide a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our team members in a contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp and beef. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Double Pollo Bowl, and Stuffed Chicken Avocado Quesadilla. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced day-part mix.
Growth Strategies and Outlook
We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:
•expand our restaurant base;

•increase our comparable restaurant sales; and
•enhance operations and leverage our infrastructure.
As of December 27, 2017, we had 477 locations in five states. In fiscal 2017, we opened 16 new company-operated and 7 new franchised restaurants across Arizona, California, Nevada, Utah and Texas. In fiscal 2016, we opened 18 new company-operated and 13 new franchised restaurants across Arizona, California, Nevada, Utah and Texas. In 2018, we intend to open 6 to 8 new company-operated and 6 to 8 new franchised restaurants in Arizona, California, Nevada, Utah and Texas. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.
Key Performance Indicators
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2017, our restaurants generated company-operated restaurant revenue of $376.6 million and system-wide sales of $841.8 million, and system comparable sales increased 1.5%, consisting of company-operated restaurant comparable sales growth of 1.0% and franchised comparable sales growth of 1.8%. The company-operated comparable sales increase consisted of a 1.9% check growth, partially offset by a 0.9% transaction decrease. In fiscal 2017, for company-operated restaurants, our annual Average Unit Volume ("AUV") was $1.8 million, restaurant contribution margin was 19.8%, and Adjusted EBITDA was $65.3 million.
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
The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue.

	Fiscal Year
(Dollar amounts in thousands)	2017	2016	2015
Company-operated restaurant revenue	$376,615	$355,468	$332,040
Franchise revenue	25,086	24,655	23,017
Total Revenue	401,701	380,123	355,057
Franchise revenue	(25,086)	(24,655)	(23,017)
Sales from franchised restaurants	465,149	439,973	421,344
System-wide sales	$841,764	$795,441	$753,384

Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 27, 2017, December 28, 2016 and December 30, 2015, there were 424, 409, and 397 comparable restaurants, 181, 169, and 160 company-operated and 243, 240 and 237 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.
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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2017	2016	2015
Company-operated restaurant revenue	$376,615	$355,468	$332,040
Company restaurant expenses	302,113	282,450	260,125
Restaurant contribution	$74,502	$73,018	$71,915
Restaurant contribution margin (%)	19.8%	20.5%	21.7%
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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Fiscal Year
	2017	2016	2015
Net income	$8,619	$18,339	$24,054
Non-GAAP adjustments:
Provision for income taxes	497	12,783	20,857
Interest expense, net	3,278	3,155	3,707
Depreciation and amortization	18,128	16,053	13,092
EBITDA	$30,522	$50,330	$61,710
Stock based compensation expense (a)	1,056	1,063	539
Loss on disposal of assets (b) (c)	799	674	471
Expenses related to fire loss (c)	—	48	—
Gain on recovery of insurance proceeds, property, equipment, and expenses(c)	—	(741)	—
Recovery of securities lawsuits related legal expense(d)	(1,666)	—	—
Asset impairment and closed-store reserves (e)	33,645	8,554	92
Gain on disposition of restaurants (f)	—	(28)	—
Expense related to selling shareholders (g)	—	—	50
Income tax receivable agreement (income) expense (h)	(5,570)	352	156
Securities class action legal expense (i)	4,236	2,696	993
Pre-opening costs (j)	1,981	2,624	1,456
Executive transition costs(k)	284	—	—
Adjusted EBITDA	$65,287	$65,572	$65,467

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of income, for fiscal 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016. In fiscal 2015, the Company disposed of $0.1 million of assets related to the fire. The restaurant was reopened for business on March 14, 2016.

(d)
In fiscal 2017, we received insurance proceeds of $1.7 million related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 13, Commitments and Contingencies, Legal Matters.

(e)
Includes costs related to impairment of long-lived assets and closing restaurants. During fiscal 2017, we determined that the carrying value of the assets of 21 restaurants, in Arizona, California and Texas, may not be recoverable. Additionally, we made a strategic decision to close two additional restaurants in Texas. As a result, we recorded a $32.6 million expense, primarily related to the impairment of the assets of the restaurants and includes expense of $27.7 million, representing the entire remaining value of capitalized assets of all of our company-operated restaurants in Texas, net of previously recorded depreciation. During fiscal 2017, we closed four restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016, one of which was impaired during the third quarter of 2016 and the other two were impaired in fiscal 2017. Additionally, we closed one restaurant in Arizona, which was fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.1 million during fiscal 2017.

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

(f)
On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of less than $0.1 million, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statement of income. This restaurant is now included in our franchised restaurant totals.

(g)
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

(h)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 27, 2017, December 28, 2016, and December 30, 2015, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments. For fiscal 2017, the income tax receivable agreement income was primarily due to the Tax Act, and the resulting changes to the Federal corporate income tax rate.

(i)	Consists of costs related to the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 13, Commitments and Contingencies, Legal Matters.

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

(k)	Includes costs associated with the transition of our CEO, such as executive recruiting costs.

Highlights and Trends
Comparable Restaurant Sales
In fiscal 2017, 2016, and 2015, comparable restaurant sales system-wide increased 1.5%, 0.9%, and 2.2%, respectively. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 1.0% in fiscal 2017, 0.6% in fiscal 2016, and 1.0% in fiscal 2015. In fiscal 2017, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 1.9% , partially offset by a decrease in transactions of 0.9%. In fiscal 2016, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 0.3% and an increase in transactions of 0.3%. In fiscal 2015, the increase in company-operated comparable restaurant sales was driven by an increase in average check size of 2.9% offset by a decrease in transactions of 1.9%. In fiscal 2017, 2016, and 2015, comparable restaurant sales at franchised restaurants increased 1.8%, 1.1%, and 3.1%, respectively.
Restaurant Development
Since 2011, we have focused on repositioning our brand, improving operational efficiency and brand awareness, strengthening our management team, and refinancing our indebtedness in preparation for future growth. New restaurant development is expected to be a key driver of our long-term growth strategy. In fiscal 2017, we opened 16 company-operated restaurants, and our franchisees opened seven new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2017, the Company closed five restaurants and our franchisees closed one restaurants. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year
	2017	2016	2015
Company-operated restaurant activity:
Beginning of period	201	186	172
Openings	16	18	14
Restaurant sale to franchisee	—	(1)	—
Closures	(5)	(2)	—
Restaurants at end of period	212	201	186
Franchised restaurant activity:
Beginning of period	259	247	243
Openings	7	13	5
Restaurant sale to franchisee	—	1	—
Closures	(1)	(2)	(1)
Restaurants at end of period	265	259	247
Total restaurant activity:
Beginning of period	460	433	415
Openings	23	31	19
Closures	(6)	(4)	(1)
Restaurants at end of period	477	460	433
Restaurant Remodeling
We and our franchisees commenced our remodeling program in 2011 and, as of December 27, 2017, together we had remodeled 120 company-operated and 196 franchised restaurants, or 316 system-wide, over 75% of our restaurant system due to be remodeled. This includes 14 company-operated and 3 franchised restaurants that have been remodeled using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of December 27, 2017, including new builds and remodels, we had 44 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
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
We do not amortize our goodwill and indefinite-lived intangible assets. We perform an annual impairment test for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our annual goodwill impairment assessment at December 27, 2017, we performed a qualitative assessment and concluded that the fair value of the reporting unit to which goodwill was assigned exceeded our book equity. Accordingly, we did not identify any goodwill impairment.
We perform an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our impairment test for indefinite-lived intangible assets at December 27, 2017, we performed a qualitative assessment and concluded that the fair value of the indefinite-lived intangible assets exceeded their carrying value and that there was no impairment.
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
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis. If actual performance does not achieve the projections, we may recognize impairment charges in future periods, and such charges could be material.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 27, 2017, we had federal and state net operating loss (“NOL”) carryforwards of $55.8 million and $20.1 million, respectively. These Federal and State NOLs expire beginning in 2030 and 2025, respectively.
A valuation allowance is required when there is significant uncertainty as to whether certain deferred tax assets can be realized. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:
•future reversals of existing taxable temporary differences;
•future taxable income or loss, exclusive of reversing temporary differences and carryforwards;
•tax-planning strategies; and
•taxable income in prior carryback years.
We will continue to reevaluate the continued need for either a valuation allowance. Relevant factors include:
•current financial performance;
•our ability to meet short-term and long-term financial and taxable income projections;
•the overall market environment; and
•the volatility and trends in the industry in which we operate.
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
In fiscal 2017, President Trump signed into law "the Tax Act”. The Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

The Tax Act had the following effects on our income tax expense for the year ended December 27, 2017:

•
Under Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, Income Taxes (“ASC 740”), we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We have estimated the impact of the revaluation of our deferred tax assets and liabilities, which resulted in a decrease to our net deferred income tax liability by $1.4 million and is reflected as a decrease in our income tax expense in our results for fiscal 2017.

•	The reduced corporate tax rate, also resulted in a Tax Receivable Agreement “TRA” benefit to the provision for income tax expense for fiscal 2017 in the amount of $2.0 million.

•
The Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% will be effective for the fiscal year ended December 26, 2018.

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. We are permitted to make TRA payments under the 2014 Revolver. In fiscal 2017 a benefit of $5.6 million and in and fiscal 2016, we incurred a charge of $0.4 million, related to the amortization of the present value of the TRA obligation, the impact of the Tax Act on the corporate tax rate on future years, and an adjustment to the expected TRA liability, due to the expected realization of various pre-IPO tax credits.
In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. As of fiscal 2017, the deferred asset balance for various tax credits was $5.4 million. The fiscal 2017 provision includes a $4.3 million valuation allowance against our deferred tax asset, resulting from certain tax credits that may not be realizable prior to the time the credits expire. Also, in fiscal 2017, federal work opportunity tax credits (“WOTC”) of approximately $0.4 million were generated.
Stock-Based Compensation
We measure and recognize compensation expense for the estimated fair value of equity instruments for employees and non-employee directors based on the grant-date fair value of the award. For awards that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. In fiscal 2017, the Company granted 135,036 stock options and 181,292 restricted stock awards, with an exercise price equal to the fair market value of the common stock on the date of grant. The awards granted in fiscal 2017, 2016 and 2015 had a four-year vesting period for employees and three-year vesting period for directors. For options that were based on performance requirements, costs were recognized over the periods to which the performance criteria related. On November 15, 2016, the board of directors modified the vesting of the remaining performance based stock options to instead vest based solely on time. As of December 27, 2017, there were no remaining performance based stock options outstanding. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, we utilize the Black–Scholes option pricing model.
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
Provision for Income Taxes
Provision for income taxes consists of federal and state taxes on our income, and changes to our deferred tax asset and deferred tax liability.

Results of Operations
Fiscal Year 2017 Compared to Fiscal Year 2016
Our operating results for the fiscal years ended December 27, 2017, and December 28, 2016, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2017 (52-Weeks)		2016 (52-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statements of Income Data:
Revenue
Company-operated restaurant revenue	$376,615	93.8	$355,468	93.5	$21,147	5.9
Franchise revenue	25,086	6.2	24,655	6.5	431	1.7
Total revenue	401,701	100.0	380,123	100.0	21,578	5.7
Cost of operations
Food and paper costs (1)	109,898	29.2	107,218	30.2	2,680	2.5
Labor and related expenses (1)	106,584	28.3	97,471	27.4	9,113	9.3
Occupancy and other operating expenses (1)	85,631	22.7	78,263	22.0	7,368	9.4
Gain on recovery of insurance proceeds, lost profits (1)	—	—	(502)	(0.1)	502	(100.0)
Company restaurant expenses (1)	302,113	80.2	282,450	79.5	19,663	7.0
General and administrative expenses	38,523	9.6	34,661	9.1	3,862	11.1
Franchise expenses	3,335	0.8	3,823	1.0	(488)	(12.8)
Depreciation and amortization	18,128	4.5	16,053	4.2	2,075	12.9
Loss on disposal of assets	799	0.2	674	0.2	125	18.5
Expenses related to fire loss	—	—	48	0.0	(48)	(100.0)
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(741)	(0.2)	741	(100.0)
Recovery of securities lawsuits related legal expenses	(1,666)	(0.4)	—	—	(1,666)	NA
Asset impairment and closed-store reserves	33,645	8.4	8,554	2.3	25,091	293.3
Total expenses	394,877	98.3	345,522	90.9	49,355	14.3
Gain on disposition of restaurants	—	0.0	28	0.0	(28)	(100.0)
Income from operations	6,824	1.7	34,629	9.1	(27,805)	(80.3)
Interest expense, net	3,278	0.8	3,155	0.8	123	3.9
Income tax receivable agreement (income) expense	(5,570)	(1.4)	352	0.1	(5,922)	(1,682.4)
Income before provision for income taxes	9,116	2.3	31,122	8.2	(22,006)	(70.7)
Provision for income taxes	(497)	(0.1)	(12,783)	(3.4)	12,286	(96.1)
Net income	$8,619	2.1	$18,339	4.8	$(9,720)	(53.0)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator.  All other percentages use total revenue.

Company-Operated Restaurant Revenue
In fiscal 2017, company-operated restaurant revenue increased $21.1 million, or 5.9%, due to $20.9 million of additional sales from new restaurants. In addition, company-operated revenue was favorably impacted by an increase in company-operated comparable restaurant sales of $3.4 million, or 1.0%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 1.9%, partially offset by a decline in transactions of 0.9%, compared to the prior year. The increase in company-operated restaurant revenue was partially offset by $2.7 million of net impact of lost sales from closed restaurants in fiscal 2017 and 2016, and $0.5 million of other revenue.
Franchise Revenue
In fiscal 2017, franchise revenue increased $0.4 million, or 1.7%. This increase was due primarily to an increase in franchised comparable restaurant sales of 1.8%, and $1.0 million in higher sales revenue, resulting from additional franchise units. This was partially offset by a decline in franchise agreement and development agreement fees and lower fees received from franchised restaurants related to their use of our point-of-sales system.
Food and Paper Costs
Food and paper costs increased $2.7 million in fiscal 2017, due to a $1.6 million increase in food costs and a $1.1 million increase in paper costs. This increase was due primarily to higher restaurant revenue, and increased food waste, partially offset by lower commodity costs related to chicken. Food and paper costs as a percentage of company-operated restaurant revenue were 29.2% in fiscal 2017, compared to 30.2% in fiscal 2016. This decrease in percentage was due primarily to the lower commodity costs, noted above, and increases in prices.
Labor and Related Expenses
Payroll and benefit expenses increased $9.1 million in fiscal 2017. This increase was due primarily to additional labor needs arising from the opening of 16 new restaurants in fiscal 2017 and 18 new restaurants in fiscal 2016, minimum wage increases in California, and higher workers' compensation expense due to increased claims activity. This was partially offset by lower group insurance costs due to lower claims activity. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 28.3% in fiscal 2017, compared to 27.4% in fiscal 2016. This increase was primarily due to the minimum wage increases and incremental labor required for the new restaurant openings, noted above, partially offset by higher restaurant revenue.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $7.4 million in fiscal 2017. This increase for the year-to-date period was due to a $3.7 million increase in occupancy costs, due primarily to additional rent and property tax, a $1.3 million increase in utilities costs, a $0.7 million increase in advertising costs, and a $1.7 million increase in other operating expenses, resulting primarily from an increase in credit card fees, restaurant security expenses and repair and maintenance costs. The increases in fiscal 2017 resulted primarily from the new restaurants opened during or after the first quarter of 2016. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue was 22.7% in fiscal 2017, compared to 22.0% in fiscal 2016. This increase resulted primarily from rent expense, relative to revenue volume generated, and other incremental costs related to opening new restaurants in 2016 and fiscal year 2017.
General and Administrative Expenses
General and administrative expenses increased $3.9 million in fiscal 2017. The increase was due primarily to (i) a $2.6 million increase in legal expense related primarily to the securities class action as discussed under Item 3, "Legal Proceedings" and franchise related litigation, (ii) a $2.0 million increase in payroll expense due primarily to an increase in our accrual for our annual bonus program and an increase in the number of corporate employees and (iii) a $0.5 million increase in other general and administrative costs, primarily related to an increase in recruiting costs. These increases were partially offset by a $0.6 million decrease in new restaurant opening costs and a $0.6 million decrease in travel related costs. General and administrative expenses as a percentage of total revenue were 9.6% in fiscal 2017, compared to 9.1% in fiscal 2016. This increase is primarily due to the higher costs noted above.
Gain on Recovery of Insurance Proceeds

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of income as a reduction of company restaurant expenses, for fiscal 2016. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016.
Asset Impairment and Closed-Store Reserves
During fiscal 2017, we determined that the carrying value of the assets of 21 restaurants, in Arizona, California and Texas, may not be recoverable. Additionally, we made a strategic decision to close two additional restaurants in Texas. As a result, we recorded a $32.6 million impairment expense.The impairment expense for fiscal 2017 includes an impairment expense of $27.7 million, representing the entire remaining value of capitalized assets of all of our company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of our Texas restaurants include recent results , which indicates that the restaurants have not achieved the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets. During fiscal 2017, we closed four restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016, one of which was fully impaired during the third quarter of 2016 and the other two were fully impaired in fiscal 2017. Additionally, we closed one restaurant in Arizona, which was fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.1 million during fiscal 2017.
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
Interest Expense, Net
For fiscal 2017, interest expense, net was comparable with the same periods of the prior year.
Income Tax Receivable Agreement
In fiscal 2017 we recognized income tax receivable agreement income of $5.6 million and in 2016 we incurred income tax receivable agreement expense of $0.4 million, resulting from the amortization of interest expense related to our total expected TRA payments, changes in estimates for actual tax returns filed, the reduction of the expected TRA liability as a result of the impact of the Tax Act on the corporate tax rate on future years, and expected realization of various pre-IPO tax credits. We are permitted to make TRA payments under the 2014 Revolver. In fiscal 2017 and 2016, we paid $11.1 million and $3.2 million, respectively, to our pre-IPO stockholders under the TRA.
Provision for Income Taxes
In fiscal 2017, we recorded an income tax expense of $0.5 million, compared to income tax expense of $12.8 million in fiscal 2016, reflecting an estimated effective tax rate of 5.5% and 41.1%, respectively. The lower effective tax rate resulted primarily from the Tax Act enacted on December 22, 2017. The Tax Act had the following effects on our income tax expense for the year ended December 27, 2017:

•
Under Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, Income Taxes (“ASC 740”), we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We have estimated the impact of the revaluation of our deferred tax assets and liabilities, which resulted in a decrease to our net deferred income tax liability by $1.4 million and is reflected as a decrease in our income tax expense in our results for fiscal 2017.

•	The reduced corporate tax rate, also resulted in a Tax Receivable Agreement “TRA” benefit to the provision for income tax expense for fiscal 2017 in the amount of $2.0 million.

•
The Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% will be effective for the fiscal year ended December 26, 2018.

In addition, there was a $3.3 million valuation allowance against our deferred tax assets recorded in fiscal 2016, compared to an additional valuation allowance of $1.0 million recorded in fiscal 2017. The valuation allowance against our deferred tax assets resulted from certain tax credits that may not be realizable prior to the time the credits expire.

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
Provision for Income Taxes
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
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our secured revolving credit facility. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations and expansion plans for at least the next 12 months from the issuance of the consolidated financial statements.
The following table presents summary cash flow information for the years indicated (in thousands).

	Fiscal Year
(Amounts in thousands)	2017	2016	2015
Net cash provided by (used in)
Operating activities	$53,671	$49,299	$57,971
Investing activities	(36,238)	(35,202)	(30,835)
Financing activities	(11,051)	(18,030)	(32,534)
Net increase (decrease) in cash and cash equivalents	$6,382	$(3,933)	$(5,398)
Operating Activities
In fiscal 2017, net cash provided by operating activities increased by $4.4 million compared to fiscal 2016. This was due primarily to favorable working capital fluctuations, partially offset by lower profitability and an increased payment of the TRA.
In fiscal 2016, net cash provided by operating activities decreased by $8.7 million compared to fiscal 2015. This was due primarily to lower profitability, payment of the TRA, and other unfavorable working capital fluctuations.
Investing Activities
In fiscal 2017, net cash used in investing activities increased by $1.0 million compared to fiscal 2016. This was primarily due to $1.5 million in proceeds from the sale of a restaurant and $0.7 million in insurance proceeds relating to the property and equipment fire damage incurred at one of our restaurants in November 2015, received in 2016. This was partially offset by a decrease of $1.2 million in capital expenditure spending, due to opening 16 new company restaurants in fiscal 2017, compared to 18 new restaurants in fiscal 2016. In fiscal 2017, we incurred capital expenditures of approximately $36.2 million, consisting of $24.1 million related to new restaurants, $5.7 million related to the remodeling of existing restaurants, and $6.4 million related to major maintenance and other corporate capital expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.
In fiscal 2016, net cash used in investing activities increased by $4.4 million compared to fiscal 2015. This was due primarily to capital expenditures of approximately $37.4 million, consisting of $29.9 million related to new restaurants, $1.6 million related to the remodeling of existing restaurants, and $5.9 million related to major maintenance and other corporate capital expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment. This was partially offset by $1.5 million in proceeds from the sale of a restaurant and $0.7 million in insurance proceeds relating to the property and equipment fire damage incurred at one of our restaurants in November 2015.
Financing Activities
In fiscal 2017, net cash used by financing activities decreased by $7.0 million compared to fiscal 2016. This was due primarily to a decrease in net pre-payments on the 2014 Revolver of $8.0 million in fiscal 2017 compared to fiscal 2016.
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
Debt and Other Obligations
Current Credit Agreement
On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At December 27, 2017, $7.7 million of letters of credit were outstanding and $99.3 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 2.4% to 3.3% during fiscal 2017 and 2.0% to 2.4% during fiscal 2016 and was 3.3% and 2.4% at December 27, 2017 and December 28, 2016, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at December 27, 2017.
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
Hedging Arrangements
In connection with our credit agreements, we entered into two interest rate caps with Wells Fargo Bank, N.A. The first interest rate cap was for a notional amount of $30.0 million, with a cap rate of 3.0% based on 1 month USD LIBOR, which terminated on December 1, 2015. The second interest rate cap was for a notional amount of $120.0 million, with a cap rate of 3.0% based on 1 month USD LIBOR, which terminated on December 1, 2016. As of December 28, 2016, the amounts included in other assets in our consolidated balance sheets, related to these interest rate caps, were not material to our financial position or results of operations. There were no amounts included in other assets as of December 27, 2017.
Contractual Obligations
The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 27, 2017:

	Payments Due by Period
(Amounts in thousands)	Total	2018	2019- 2020	2021- 2022	2023 and thereafter
Operating leases	$298,149	$25,270	$48,921	$44,376	$179,582
Capital leases	420	172	149	99	—
Long-term debt	102,196	3,054	99,142	—	—
Income tax receivable agreement	21,975	8,281	8,528	3,950	1,216
Purchasing commitments—chicken	30,835	30,835	—	—	—
Total	$453,575	$67,612	$156,740	$48,425	$180,798
Off-Balance Sheet Arrangements
At December 27, 2017, December 28, 2016, and December 30, 2015, we had $7.7 million, $8.1 million, and $7.2 million, respectively, of borrowing capacity on the 2014 Revolver pledged as collateral to secure outstanding letters of credit.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of December 27, 2017, we had outstanding borrowings of $93.0 million and another $7.7 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $0.9 million on an annualized basis.
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
Inflation
Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs. Since January 1, 2017, the State of California (where most of our restaurants are located) has had a minimum wage of $10.50 per hour. We also do substantial business in locales such as the City of Los Angeles and the County of Los Angeles that may have higher minimum wages. For details, see Item 1A, “Risk Factors-Risks Related to Our Business and Industry—If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.” In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future.
Commodity Price Risk
We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In periods where the prices of commodities drop, we may pay higher prices under our purchasing commitments. In rapidly-fluctuating commodities markets, it may prove difficult for us to adjust our menu prices in accordance with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk. See Item 1A, “Risk Factors—Risks Related to Our Business and Industry—Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition and results of operations,” and Note 13 to our consolidated financial statements included elsewhere in this report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EL POLLO LOCO HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
El Pollo Loco Holdings, Inc.
Costa Mesa, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) and subsidiaries as of December 27, 2017 and December 28, 2016, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2017, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 27, 2017 and December 28, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2017, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Method Related to Deferred Income Taxes and Stock Compensation

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for balance sheet classification of income taxes in 2017 due to the retrospective adoption of Accounting Standards Update (“ASU”) 2015-17 and the Company has also changed its method of accounting for excess tax benefits related to stock compensation in 2017 due to the prospective adoption of ASU 2016-09.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ BDO USA, LLP
We have served as the Company’s auditor since 2011.
Costa Mesa, California
March 9, 2018

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 27, 2017	December 28, 2016
Assets
Current assets:
Cash and cash equivalents	$8,550	$2,168
Restricted cash	—	125
Accounts and other receivables, net	7,212	6,919
Inventories	2,289	2,112
Prepaid expenses and other current assets	2,679	3,104
Total current assets	20,730	14,428
Property and equipment owned, net	102,794	118,470
Property held under capital lease, net	40	64
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	377	484
Deferred tax assets	7,167	25,905
Other assets	1,041	1,392
Total assets	$442,711	$471,305
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under capital leases	$132	$144
Accounts payable	12,307	11,637
Accrued salaries and vacation	7,339	5,754
Accrued insurance	5,851	5,444
Accrued income taxes payable	35	120
Accrued interest	110	198
Current portion of income tax receivable agreement payable	8,281	12,349
Other accrued expenses and current liabilities	13,270	9,672
Total current liabilities	47,325	45,318
Revolver loan	93,000	104,000
Obligations under capital leases, net of current portion	184	317
Deferred taxes	—	18,488
Other intangible liabilities, net	786	1,012
Income tax receivable agreement payable, net of current portion	13,694	26,306
Other noncurrent liabilities	12,772	10,682
Total liabilities	167,761	206,123
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value—100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,661,850 and 38,473,772 shares issued and outstanding	387	385
Additional paid-in capital	372,990	371,843
Accumulated deficit	(98,427)	(107,046)
Total stockholders’ equity	274,950	265,182
Total liabilities and stockholders’ equity	$442,711	$471,305
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Amounts in thousands, except share data)

For the Years Ended	December 27, 2017	December 28, 2016	December 30, 2015
Revenue
Company-operated restaurant revenue	$376,615	$355,468	$332,040
Franchise revenue	25,086	24,655	23,017
Total revenue	401,701	380,123	355,057
Cost of operations
Food and paper costs	109,898	107,218	105,917
Labor and related expenses	106,584	97,471	84,231
Occupancy and other operating expenses	85,631	78,263	69,977
Gain on recovery of insurance proceeds, lost profits	—	(502)	—
Company restaurant expenses	302,113	282,450	260,125
General and administrative expenses	38,523	34,661	28,997
Franchise expenses	3,335	3,823	3,456
Depreciation and amortization	18,128	16,053	13,092
Loss on disposal of assets	799	674	471
Expenses related to fire loss	—	48	—
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(741)	—
Recovery of securities lawsuits related legal expenses	(1,666)	—	—
Asset impairment and closed-store reserves	33,645	8,554	92
Total expenses	394,877	345,522	306,233
Gain on disposition of restaurants	—	28	—
Income from operations	6,824	34,629	48,824
Interest expense—net of interest income of $25, $28, and $49 for the years ended December 27, 2017, December 28, 2016, and December 30, 2015, respectively	3,278	3,155	3,707
Expenses related to selling shareholders	—	—	50
Income tax receivable agreement (income) expense	(5,570)	352	156
Income before provision for income taxes	9,116	31,122	44,911
Provision for income taxes	(497)	(12,783)	(20,857)
Net income	$8,619	$18,339	$24,054
Net income per share:
Basic	$0.22	$0.48	$0.63
Diluted	$0.22	$0.47	$0.62
Weighted average shares used in computing net income per share:
Basic	38,453,347	38,357,805	37,949,316
Diluted	39,086,676	39,026,950	39,039,558
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2014	37,420,450	$374	$359,465	$(149,439)	$210,400
Stock based compensation	—	—	539	—	539
Issuance of common stock upon exercise of stock options	863,985	9	4,211	—	4,220
Excess income tax benefit related to share-based compensation plans	—	—	5,420	—	5,420
Net income	—	—	—	24,054	24,054
Balance, December 30, 2015	38,284,435	383	369,635	(125,385)	244,633
Stock based compensation	—	—	1,063	—	1,063
Issuance of common stock related to restricted shares	41,611	—	—	—	—
Issuance of common stock upon exercise of stock options	147,726	2	976	—	978
Excess income tax benefit related to share-based compensation plans	—	—	169	—	169
Net income	—	—	—	18,339	18,339
Balance, December 28, 2016	38,473,772	385	371,843	(107,046)	265,182
Stock based compensation	—	—	1,056	—	1,056
Issuance of common stock related to restricted shares	170,417	2	(2)	—	—
Issuance of common stock upon exercise of stock options	17,661		93	—	93
Net income	—	—	—	8,619	8,619
Balance, December 27, 2017	38,661,850	$387	$372,990	$(98,427)	$274,950
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years Ended	December 27, 2017	December 28, 2016	December 30, 2015
Cash flows from operating activities
Net income	$8,619	$18,339	$24,054
Adjustments to reconcile changes in net income to net cash provided by operating activities:
Depreciation and amortization	18,128	16,053	13,092
Stock-based compensation expense	1,056	1,063	539
Fire insurance proceeds for expenses paid and lost profit	—	611	—
Income tax receivable agreement (income) expense	(5,570)	352	156
Gain on disposition of restaurants	—	(28)	—
Loss on disposal of assets	799	674	471
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(741)	—
Gain on recovery of insurance proceeds, lost profits	—	(502)	—
Impairment of property and equipment	32,594	8,400	181
Closed-store reserves	1,051	154	(89)
Amortization of deferred financing costs	304	304	304
Amortization of favorable and unfavorable leases, net	(119)	(82)	(156)
Excess income tax benefit related to share-based compensation plans	—	(169)	(5,420)
Deferred income taxes, net	250	12,390	15,249
Changes in operating assets and liabilities:
Accounts and other receivables, net	(294)	(844)	(427)
Inventories	(177)	(221)	1
Prepaid expenses and other current assets	425	(448)	2,452
Income taxes receivable/payable	(85)	222	5,589
Other assets	47	107	91
Accounts payable	1,088	(4,579)	2,317
Accrued salaries and vacation	1,585	(939)	(1,311)
Accrued insurance	407	423	1,203
Payment related to tax receivable agreement	(11,109)	(3,236)	—
Other accrued expenses and liabilities	4,547	1,996	(325)
Restricted cash	125	—	—
Net cash provided by operating activities	53,671	49,299	57,971
Cash flows from investing activities
Proceeds from disposition of restaurant	—	1,465	—
Proceeds from fire insurance for property and equipment	—	743	—
Purchase of property and equipment	(36,238)	(37,410)	(30,835)
Net cash flows used in investing activities	(36,238)	(35,202)	(30,835)
Cash flows from financing activities
Proceeds from borrowings on revolver and term loans	8,000	—	—
Payments on revolver loan	(19,000)	(19,000)	(42,000)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	93	978	4,254
Payment of obligations under capital leases	(144)	(177)	(208)
Excess income tax benefit related to share-based compensation plans	—	169	5,420
Net cash flows used in financing activities	(11,051)	(18,030)	(32,534)
Increase (decrease) in cash and cash equivalents	6,382	(3,933)	(5,398)
Cash and cash equivalents, beginning of year	2,168	6,101	11,499
Cash and cash equivalents, end of year	$8,550	$2,168	$6,101
Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$3,314	$3,086	$3,487
Cash paid during the year for income taxes, net	$336	$171	$18
Noncash investing and financing activity
Unpaid purchases of property and equipment	$4,741	$5,158	$3,201
Cashless stock option exercise	$—	$—	$34
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, and Utah, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, variations on our Pollo Bowl® and Pollo Salads. At December 27, 2017, the Company operated 212 (141 in the greater Los Angeles area) and franchised 265 (138 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses two restaurants in the Philippines. The Company’s largest stockholder is Trimaran Pollo Partners, L.L.C. (“LLC”), which is controlled by affiliates of Trimaran Capital, L.L.C. LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”) and has a 43.3% ownership interest as of December 27, 2017. LLC’s only material asset is its investment in Holdings.
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
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Liquidity
The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At December 27, 2017, the Company’s total debt (including capital lease liabilities) was $93.3 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $8.6 million at December 27, 2017, and available borrowings under the 2014 Revolver (which availability was $99.3 million at December 27, 2017) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements.
Basis of Presentation
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2017, 2016, and 2015 ended on December 27, 2017, December 28, 2016 and December 30, 2015, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2017, 2016 and 2017 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.
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
Restricted Cash
The Company’s restricted cash represents cash collateral to one commercial bank for Company credit cards. During the fiscal year ended 2017, the cash collateral was returned by the bank, and the Company reclassified such amounts to cash and cash equivalents.
Subsequent Events
Subsequent to December 27, 2017, the Company completed one new store opening and two franchisees each completed a new store opening. Additionally, the Company received an additional $1.6 million of insurance proceeds related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits and made an $8.0 million pre-payment on the 2014 Revolver,.
Subsequent to December 27, 2017, the Company decided to close two restaurants in Texas, which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. The two restaurants closed in January, 2018 and the three locations are expected to result in a closed-store reserve of $3.0 million in the first quarter of 2018.
Subsequent to December 27, 2017, the Company's board of directors appointed Bernard Acoca as the Company's President and CEO and as a Director of the Board, effective March 12, 2018. Mr. Acoca will serve as a Class I director, which class will stand for re-election at the 2018 annual meeting of stockholders. Mr. Acoca will succeed Steve Sather, who previously announced his intent to retire during fiscal 2017. Mr. Sather has agreed to remain as an employee of the Company in the capacity as Special Advisor through March 31, 2018 in order to assist the Company with the transition to the new CEO. Additionally, the Company entered into an employment agreement with Mr. Acoca, which sets forth the terms and conditions under which he will serve as the Company’s President and CEO. Furthermore, the Company entered into a retirement agreement with Mr. Sather. As part of the retirement agreement, the Company modified the terms of Mr. Sather's stock options to accelerate the vesting of 33,545 shares, which would have otherwise vested in May 2018, and extend the exercise ability of all his vested and outstanding options until the expiration of the original term of such options.
The Company evaluated subsequent events that have occurred after December 27, 2017, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.
Concentration of Risk

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had one supplier for which amounts due at December 27, 2017 totaled 14% of the Company’s accounts payable. As of December 28, 2016, the Company had one supplier for which amounts due totaled 16% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 29% of the Company’s purchases for fiscal 2017, 33% for fiscal 2016 and 36% for fiscal 2015. Purchases from the Company’s second largest supplier did not exceed 10% for fiscal 2017, 2016 and 2015. In fiscal 2017, 2016 and 2015, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 73%, 75%, and 79%, respectively, of total revenue.
Accounts and Other Receivables, Net
Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees. Such receivables are due on a monthly basis, which may differ from the Company’s fiscal month-end dates. Accounts and other receivables also include credit/debit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis and takes into consideration past due balances and the financial strength of the obligor. Bad debt expense was immaterial for the years ended December 27, 2017, December 28, 2016, and December 30, 2015.
Inventories
Inventories consist principally of food, beverages and paper supplies and are valued at the lower of average cost or net realizable value.
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
The Company capitalizes certain directly attributable costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of income, and were $0.5 million, $0.5 million and $0.1 million for the years ended December 27, 2017, December 28, 2016, and December 30, 2015, respectively. The Company capitalized internal costs related to site selection and construction activities of $1.9 million, $1.6 million and $1.1 million for the years ended December 27, 2017, December 28, 2016, and December 30, 2015, respectively. Capitalized internal interest costs related to site selection and construction activities were $0.2 million and $0.2 million for the years ended December 27, 2017 and December 28, 2016, respectively, and immaterial for the year ended December 30, 2015.
Impairment of Long-Lived Assets

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of this analysis, as well as the strategic decision to close two restaurants in Texas, the Company recorded non-cash impairment charges of $32.6 million for the year ended December 27, 2017, primarily related to the carrying value of the assets of 23 restaurants in Arizona, California and Texas. In fiscal 2016 the company recorded a non-cash impairment charge of $8.4 million, primarily related to the carrying value of nine restaurant in Arizona, California and Texas. In in fiscal 2015 the Company recorded a non-cash impairment charge of $0.2 million, primarily related to the carrying value of the assets of one restaurant in California. The impairment expense for fiscal 2017 includes an impairment expense of $27.7 million, representing the entire value of capitalized assets of all of the company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of the Texas restaurants include recent results, which indicates that the restaurants have not achieved the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets. Given the difficulty in projecting results for newer restaurants in newer markets, we are also monitoring the recoverability of the carrying value of the assets of several other restaurants on an ongoing basis, including those in the Arizona and Northern California market. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Although the Company recognized expense related to the impairment of the assets of 23 restaurants during the year ended December 27, 2017, upon completion of the qualitative assessment, the Company did not identify any indicators of potential impairment for its goodwill or indefinite-lived intangible assets. Furthermore, the Company did not identify any indicators of potential impairment during the years ended December 28, 2016, or December 30, 2015, and thus no impairment was recorded.
Other Intangibles, Net—Definite Lived
Definite lived intangible assets and liabilities consist of the value allocated to the Company’s favorable and unfavorable leasehold interests that resulted from the Acquisition.
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
Deferred Financing Fees
Deferred financing fees are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Included in other assets are fees (net of accumulated amortization), related to the revolver, of $0.6 million and $0.9 million as of December 27, 2017 and December 28, 2016, respectively. Amortization expense for deferred financing costs was $0.3 million, $0.3 million and $0.3 million for the years ended December 27, 2017, December 28, 2016, and December 30, 2015, respectively, and is reflected as a component of interest expense in the accompanying consolidated statements of income.
Insurance Reserves
The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 27, 2017 and December 28, 2016, the Company had accrued $5.9 million and $5.4 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 27, 2017, December 28, 2016 and December 30, 2015, totaled $6.8 million, $7.2 million, and $7.9 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of income.
Restaurant and Franchise Revenue
Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $8.9 million, $7.4 million and $7.4 million during the years ended December 27, 2017, December 28, 2016, and December 30, 2015, respectively. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services and rental income for leases and subleases to franchisees. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees. Initial franchise and license fees are recognized when all material obligations have been performed and conditions have been satisfied, typically when operations of the franchised restaurant have commenced. Initial franchise fees recognized during the years ended December 27, 2017, December 28, 2016, and December 30, 2015, totaled $0.3 million, $0.4 million, and $0.8 million, respectively. The Company recognizes renewal fees when a renewal agreement with a franchisee becomes effective.
Franchise Area Development Fees

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company receives area development fees from franchisees when they execute multi-unit area development agreements. The Company does not recognize revenue from the agreements until the related restaurants open or at the time the development agreements expire, if the required units are not opened. Unrecognized area development fees totaled $1.0 million and $0.9 million at both December 27, 2017 and December 28, 2016, and are included in other accrued expenses and current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets. As of December 27, 2017, the Company had executed development agreements that represent commitments to open 55 franchised restaurants at various dates through 2022.
Advertising Costs
Advertising expense is recorded as the obligation to contribute to the advertising fund is created, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $15.5 million, $14.7 million and $13.9 million for the years ended December 27, 2017, December 28, 2016, and December 30, 2015, respectively, and is in addition to $20.5 million, $19.3 million and $18.5 million, respectively, funded by the franchisees’ advertising fees.
Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $1.0 million and nil at December 27, 2017 and December 28, 2016, respectively. Fees received subsequent to provided service are included in accounts receivable and current assets and were nil and $0.1 million at December 27, 2017 and December 28, 2016, respectively. Pursuant to the Company’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 27, 2017, the Company was obligated to spend $1.0 million more in future periods to comply with this requirement.
Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of income.
Preopening Costs
Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of income, were $2.0 million, $2.6 million and $1.5 million for the years ended December 27, 2017, December 28, 2016, and December 30, 2015, respectively.
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
Gain on Recovery of Insurance Proceeds

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of income, for fiscal 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016. In fiscal 2015, the Company disposed of $0.1 million of assets related to the fire. The restaurant was reopened for business on March 14, 2016.
Recovery of Securities Class Action Legal Expense
During fiscal 2017, the Company received insurance proceeds of $1.7 million related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 13, Commitments and Contingencies, Legal Matters.
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
The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 27, 2017 or December 28, 2016, and did not recognize interest or penalties during the years ended December 27, 2017, December 28, 2016, and December 30, 2015, since there were no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.
On July 30, 2014, the Company entered into an Income Tax Receivable Agreement (the “TRA”). The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods.   In fiscal 2015, the Company incurred a charge of approximately $41.4 million relating to the present value of its total expected TRA payments. As of December 27, 2017, the Company had accrued $22.0 million relating to expected TRA payments. In fiscal 2017 and 2016, we paid $11.1 million, and $3.2 million, respectively, to our pre-IPO stockholders under the TRA. In fiscal 2015 we paid nil to our pre-IPO stockholders under the TRA.
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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 27, 2017 and December 28, 2016, the Company had no assets and liabilities measured at fair value on a recurring basis.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 27, 2017 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$32,594
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
During fiscal 2017, 2016 and 2015, the Company recorded $32.6 million, $8.4 million and $0.2 million, respectively, of expenses related to the impairment of assets. This was primarily related to the carrying value of the assets of 21 restaurants in Arizona, California and Texas, as well as the strategic decision to close two restaurants in Texas, in fiscal 2017, nine restaurants in Arizona, California and Texas in fiscal 2016 and one restaurant in California, in fiscal 2015, which may not be recoverable. These impairment charges resulted primarily from our annual impairment testing of long-lived assets, except for the two noted above. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable Level 3 inputs, based on market assumptions.
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
Stock Based Compensation
Accounting literature requires the recognition of compensation expense using a fair-value based method for costs related to all share-based payments including stock options and restricted stock issued under the Company’s employee stock plans. The guidance also requires companies to estimate the fair value of stock option awards on the date of grant using an option pricing model, which require the input of subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be affected. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service, usually the vesting period. For options or restricted shares that are based on a performance requirement, the cost is recognized on an accelerated basis over the period to which the performance criteria relate.
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
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which is intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statements of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal 2017. The Company elected to apply the amendments related to presentation of excess tax benefits on the statement of cash flows using the prospective transition method. The Company made an accounting policy election to continue its current practice of estimating forfeitures.
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
Recent Accounting Pronouncements Not Yet Adopted
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
In January 2017, the FASB issued ASU 2017-01, clarifying the definition of a business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods. After adoption, the Company will apply guidance in ASU 2017-01 to test for goodwill impairment.
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
In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, the Company will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $298.1 million of operating lease obligations as of December 27, 2017, and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of income is not expected to change from the current methodology.
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
In addition, the FASB has issued the following Technical Corrections, Practical Expedients and Improvements to Topic 606, Revenue from Contracts with Customers: ASU 2017-14 in November 2017, ASU 2017-13 in September 2017, ASU No. 2016-20, in December 2016, ASU No. 2016-12, in May 2016, and ASU No. 2016-10, in April 2016. All amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and early application is permitted, but no earlier than fiscal years beginning after December 15, 2016.
The Company generates a substantial amount of its revenues from company-operated restaurants. This revenue stream is not expected to be impacted by the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s. The Company has completed its analysis of the impact of the standard on franchise revenue. Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees and IT support services. Rental income for leases and subleases to franchisees are scoped out of the revenue standard and are within the scope of lease guidance. The revenue recognition for franchise royalties are not impacted, and will continue to be recognized when franchisee sales occur. However, revenue recognition for franchise and development fees that are not related to subsequent sales will be impacted. The Company's current accounting policy is to recognize initial franchise fees, development fees, and franchise agreement renewals when all material obligations have been performed and conditions have been satisfied, typically when operations of the franchised restaurant have commenced. In accordance with the new guidance, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, will be recognized over the franchise, or renewal, term. Additionally, the Company's current accounting policy is to

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

recognize advertising funded by franchisees on a net basis in the consolidated statement of income, and as a liability within our consolidated balance sheet. In 2017, the Company recognized advertising funds from franchisees of $20.5 million, which was recorded as a reduction of the advertising expense. Under the new guidance, we expect to present advertising contributions received from franchisees as revenue and to record all expenses of the advertising fund, resulting in an increase in revenues and expenses on our consolidated statements of income, with no change to the consolidated balance sheet. Additionally, we do not anticipate this guidance to have a material change on revenue from gift cards, or the Company's loyalty program.
The Company has determined to take a modified retrospective approach of transition and will recognize an adjustment to retained earnings, related to the cumulative effect of adopting ASU 2014-09 at the date of adoption. The Company does not believe the adoption of ASU 2014-09 will have a material impact to its consolidated statement of income, and the cumulative catch-up adjustment to be recorded to retained earnings is expected to be approximately $3.5 million, or 1% of total assets. The Company is in the process of finalizing the disclosure requirements and will have this completed by the first quarter of 2018.
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

3. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 27, 2017	December 28, 2016
Land	$12,323	$12,323
Buildings and improvements	124,056	125,159
Other property and equipment	64,712	65,831
Construction in progress	8,225	11,539
	209,316	214,852
Less: accumulated depreciation and amortization	(106,522)	(96,382)
	$102,794	$118,470
Depreciation expense was $18.1 million, $16.1 million and $13.1 million for the years ended December 27, 2017,  December 28, 2016, and December 30, 2015, respectively. The gross value of assets under capital leases for buildings and improvements was $1.6 million at December 27, 2017 and December 28, 2016. Accumulated depreciation for assets under capital leases was $1.5 million for the years ended December 27, 2017 and December 28, 2016.
Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $32.6 million, $8.4 million, and $0.2 million for the years ended December 27, 2017, December 28, 2016, and December 30, 2015, respectively.
4. OTHER INTANGIBLE ASSETS AND LIABILITIES
Domestic trademarks consist of the following (in thousands):

	December 27, 2017	December 28, 2016
Beginning balance	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Ending balance	$61,888	$61,888

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Other intangible assets subject to amortization consist of the following (in thousands):

	December 27, 2017	December 28, 2016
Favorable leasehold interest	$6,038	$6,038
Less: accumulated amortization	(5,661)	(5,554)
Total favorable leasehold interest, net	$377	$484
Unfavorable leasehold interest liability	$(9,156)	$(9,156)
Less: accumulated amortization	8,370	8,144
Unfavorable leasehold interest liability, net	$(786)	$(1,012)
The estimated net amortization credits (net liability) for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

For the Years Ending	Favorable Leasehold Interest	Unfavorable Leasehold Interest
December 26, 2018	$97	$(144)
December 25, 2019	94	(136)
December 30, 2020	85	(123)
December 29, 2021	64	(120)
December 28, 2022	37	(107)
Thereafter	—	(156)
Total	$377	$(786)
The aggregate amortization expense for the years ended December 27, 2017, December 28, 2016, and December 30, 2015 was $0.1 million, $0.1 million, and $0.2 million, respectively. The remaining weighted average amortization periods of the favorable leasehold interest and the unfavorable leasehold liability are three years and four years respectively.

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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

 Information regarding the Company’s future lease obligations at December 27, 2017 is as follows (in thousands):

	Capital Leases		Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Sublease Income	Minimum Lease Payments	Minimum Sublease Income
December 26, 2018	$172	$—	$25,270	$932
December 25, 2019	95	—	25,102	728
December 30, 2020	54	—	23,818	455
December 29, 2021	54	—	22,669	466
December 28, 2022	45	—	21,706	466
Thereafter	—	—	179,582	1,158
Total	$420	$—	$298,147	$4,205
Less: imputed interest (11.0% to 14.8%)	(104)
Present value of capital lease obligations	316
Less: current maturities	(132)
Noncurrent portion	$184
Net rent expense is as follows (in thousands):

For the Years Ended	December 27, 2017	December 28, 2016	December 30, 2015
Base rent	$24,384	$22,089	$19,944
Contingent rent	259	209	96
Less: sublease income	(2,334)	(2,540)	(2,620)
Net rent expense	$22,309	$19,758	$17,420
Base rent and contingent rent are included in occupancy and other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of income. Sublease income includes contingent rental income of $0.8 million, $1.0 million, and $1.1 million for fiscal 2017, 2016, and 2015, respectively.
The Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from three to nine years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues. Total rental income included in franchise revenue in the accompanying consolidated statements of income for leased property was $0.5 million, $0.5 million and $0.4 million for fiscal 2017, 2016, and 2015, respectively.
Minimum future rental income for company-operated properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 27, 2017, is as follows (in thousands):

For the Years Ending
December 26, 2018	$274
December 25, 2019	184
December 30, 2020	188
December 29, 2021	146
December 28, 2022	132
Thereafter	352
Total future minimum rental income	$1,276
6. CURRENT CREDIT AGREEMENTS
On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200.0 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At December 27, 2017, $7.7 million of letters of credit and $93.0 million of the revolving line of credit were

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

outstanding. The amount available under the revolving line of credit was $99.3 million at December 27, 2017. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The margin was initially set at 2.00% for LIBOR loans and at 1.00% for base rate loans until the delivery of financial statements and a compliance certificate for the first quarter of 2016. The interest rate range was 2.4% to 3.3% during fiscal 2017 and 2.0% to 2.4% during fiscal 2016 and was 3.3% and 2.4% at December 27, 2017 and December 28, 2016, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at December 27, 2017. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.
Transaction Costs
Transaction costs of $1.5 million were incurred in connection with the December 11, 2014 refinancing and were capitalized and are included in other assets in the accompanying consolidated balance sheets and the related amortization is reflected as a component of interest expense, net, in the accompanying consolidated financial statements. As of December 27, 2017 and December 28, 2016 the Company had $0.6 million and $0.9 million, respectively, of transaction costs remaining in other assets.
Maturities
There are no required principal payments prior to maturity for the 2014 Revolver.

7. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	December 27, 2017	December 28, 2016
Accrued sales and property taxes	$4,792	$4,223
Gift card liability	2,319	1,870
Other	6,159	3,579
Total other accrued expenses and current liabilities	$13,270	$9,672
8. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	December 27, 2017	December 28, 2016
Deferred rent	$9,403	$8,328
Other	3,369	2,354
Total noncurrent liabilities	$12,772	$10,682

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

9. INCOME TAXES
The provision for income taxes is based on the following components (in thousands):

For the Years Ended	December 27, 2017	December 28, 2016	December 30, 2015
Current income taxes:
Federal	$—	$—	$—
State	250	224	188
Total current	250	224	188
Deferred income taxes:
Federal	1,495	9,660	8,871
State	192	2,730	6,378
Total deferred	1,687	12,390	15,249
Charge in lieu of tax (attributable to stock options)	—	169	5,420
Adjustment to deferred taxes for tax rate change	(1,440)	—	—
Tax provision for income taxes	$497	$12,783	$20,857
The provision for income taxes differs from the amount computed by applying the federal income tax rate as follows:

For the Years Ended	December 27, 2017	December 28, 2016	December 30, 2015
Statutory federal income tax rate of 35% applied to earnings before income taxes and extraordinary items	35.0%	35.0%	35.0%
TRA expense	(21.4)	0.4	0.1
Revaluation of deferred taxes	(15.8)	—	—
Change in valuation allowance	10.9	1.3	6.5
WOTC Credit	(2.5)	(0.8)	—
State tax benefit (net of federal benefit)	0.6	5.0	5.1
State tax credits	—	—	(0.6)
Other	(1.3)	0.2	0.3
Total	5.5%	41.1%	46.4%
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
The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the Company concluded that it is more likely than not that its deferred tax assets will be realized. In fiscal 2015 and 2016, the Company recorded a valuation allowance of approximately $2.9 million and $0.4 million, respectively, against its deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire. In fiscal 2017, the Company recorded an additional $1.0 million to the valuation allowance. As of December 27, 2017 the total valuation allowance was $4.3 million.
On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. The TRA charge (benefit) expense is a permanent add-back to the Company’s taxable income. TRA resulted in approximately $5.6 million of benefit in fiscal 2017 as a result of a reduction in the Federal corporate income tax rate related to the newly enacted tax reforms discussed further below, $0.4 million of tax expense in fiscal 2016, and $0.2 million of tax expense in fiscal 2015. In fiscal 2017, we paid $11.1 million to our pre-IPO stockholders under the TRA
As of December 27, 2017, the deferred tax assets related to California Enterprise Zone credits are $5.4 million.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s deferred tax assets and liabilities as of December 27, 2017 and December 28, 2016 are summarized below. The 2017 balances reflect the revaluation for the reduction in the Federal corporate rate to 21%. The 2016 balances are presented at the pre-new tax law rate of 35%.

	December 27, 2017	December 28, 2016
Deferred assets:
Capital leases	$90	$197
Accrued vacation	428	658
Accrued legal	—	308
Deferred rent	3,516	4,351
Accrued workers’ compensation	1,450	1,932
Enterprise zone and other credits	12,722	11,982
Net operating losses	13,488	30,452
Fixed assets	4,176	—
Other	2,261	2,737
Total deferred tax assets	38,131	52,617
Valuation allowance	(4,306)	(3,311)
Net deferred tax assets	33,825	49,306
Deferred liabilities:
Goodwill	(6,037)	(8,809)
Trademark	(17,613)	(26,463)
Prepaid expense	(380)	(523)
Fixed asset	—	(1,771)
Other	(2,628)	(4,323)
Deferred tax liabilities	(26,658)	(41,889)
Net deferred tax asset	$7,167	$7,417
On December 22, 2017 the U.S government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduces the corporate tax rate to from 35% to 21%, effective for tax years beginning January 1, 2018. The Company is subject to the provisions of the FASB Accounting Standards Codification 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The enacted reduction in the corporate federal income tax rate resulted in a re-measurement of the Company’s net deferred tax assets and liabilities with a one-time, non-cash increase to income tax benefit. Consequently, we have recorded a decrease related to deferred tax assets and deferred tax liabilities of $12.1 million and $13.5 million, respectively, with a net benefit to deferred income tax expense of $1.4 million for the year ended December 27, 2017. In addition, under the new tax law, the corporate alternative minimum tax (“AMT”) is repealed effective for tax years beginning January 1, 2018. For tax years beginning in 2018, 2019 and 2020, to the extent AMT credit carryovers exceed regular tax liability, 50% of the excess of AMT credit carryovers would be refundable. Any remaining AMT credits would be fully refundable in 2021.
As of December 27, 2017, the Company has federal and state NOL carryforwards of approximately $55.8 million and $20.1 million, respectively, which expire beginning in 2030 and 2025, respectively.  The Company also has state enterprise zone credits of approximately $10.9 million, which expire in 2023, federal Work Opportunity Credits of approximately $0.8 million, which will expire in 2038 and federal and state alternative minimum tax ("AMT") credits of approximately $0.9 million, which carry forward to 2021.  The utilization of NOL carryforwards may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.  In fiscal 2014, the Company completed a section 382 analysis and determined that all of the Company's NOL carryforwards and other tax attributes are subject to limitation under section 382. However, that limitation did not impact the Company's 2017 or 2016 year tax liability.
As of December 27, 2017, December 28, 2016, and December 30, 2015, the Company had no accrual for unrecognized tax benefits.  Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company is no longer subject to U.S. examination for years before 2013 by the federal taxing authority, and for years before 2012 by state taxing authorities.

10. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan for the years ended December 27, 2017, December 28, 2016, and December 30, 2015 were $0.7 million, $0.6 million and $0.5 million, respectively.
11. STOCK-BASED COMPENSATION
Stock Options
At December 27, 2017, options to purchase 2,309,103 shares of common stock of the Company were outstanding, including 1,909,440 vested and 399,663 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s 2014 Omnibus Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 27, 2017, 1,563,549 premium options, options granted above the stock price at date of grant, remained outstanding. In fiscal 2017 and 2016, the Company granted 135,036 and 329,673 options, respectively, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2017 and 2016, had a four-year vesting period. No options were granted in fiscal 2015. On November 15, 2016, the board of directors approved the modification of the remaining performance based stock options granted in 2014 and 2013 to vest based solely on time. As a result, a) 17,380 performance based stock options that did not vest in fiscal 2015 based on performance targets not being met, vested as of November 15, 2016; b) 80,799 performance based stock options that would not have vested based on 2016 performance targets vested as of December 28, 2016; and c) 17,378 performance based stock options that would not have vested based on the 2017 performance target vested at the end of fiscal 2017, subject to continued employment of the option holder and the other terms and conditions of the 2014 Stock Option Plan. The Company recorded $0.6 million as compensation expense in fiscal 2016 as a result of this stock option modification. As of December 27, 2017, there were no remaining performance based stock options and 2,309,103 time based stock options outstanding. The options generally expire 10 years from the date of grant. Changes in stock options for the years ended December 27, 2017 and December 28, 2016, are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - December 30, 2015	2,151,214	$6.25
Grants	347,053	12.14
Exercised	(147,726)	6.62
Forfeited, cancelled or expired	(158,813)	8.20
Outstanding - December 28, 2016	2,191,728	7.26
Grants	135,036	13.73
Exercised	(17,661)	5.26
Forfeited, cancelled or expired	—	—
Outstanding - December 27, 2017	2,309,103	$7.65
Vested and expected to vest at December 27, 2017	2,289,313	$7.60
Exercisable at December 27, 2017	1,909,440	$6.59

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options at December 27, 2017 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.09	105,418	5.48	$4.09	105,418	$4.09
$5.84	1,599,944	4.49	5.84	1,599,944	$5.84
$9.65 - $13.95	464,709	8.68	12.49	82,424	$11.99
$15.00	139,032	6.58	15.00	121,654	$15.00
$4.09 - $15.00	2,309,103	5.51	$7.65	1,909,440	$6.59
The intrinsic value of both options outstanding and options exercisable, calculated as the difference between the market value as of December 27, 2017 and the exercise price, is $7.3 million. The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $0.2 million, $0.9 million and $14.9 million for fiscal years 2017, 2016 and 2015, respectively.
The Company measures and recognizes compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. For options that were based on performance requirements, costs were recognized over periods to which the performance criteria related. The Company has authorized 4,402,240 shares of common stock for issuance in connection with stock options. As of December 27, 2017, 359,642 shares were available for grant. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, the Company utilizes the Black–Scholes option pricing model, and has developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The Company calculates the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of the Company’s employee stock options. The Company does not anticipate paying any cash dividends for the foreseeable future and therefore uses an expected dividend yield of zero for option valuation purposes. Expected volatility is estimated using four publicly-traded companies in our market category. These are selected based on similarities of market capitalization, size, and other financial and operational characteristics. Volatility is calculated by taking the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term.
The weighted-average estimated fair value of employee stock options granted in fiscal 2017 was $4.29 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 28.6%, expected term of 5.75 years, risk-free interest rate of 1.9% to 2.0%, and expected dividend yield of 0%.
The weighted-average estimated fair value of employee stock options granted in fiscal 2016 was $4.13 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 32.4%, expected term of 5.75 years, risk-free interest rates of 1.1% to 1.8%, and expected dividend yield of 0%.
During the years ended December 27, 2017, December 28, 2016 and December 30, 2015, the Company recognized stock option compensation expense of $0.6 million, $0.9 million and $0.5 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of income. In connection with the separation of its former Audit Committee Chair, during fiscal 2017, the Company modified previously granted equity awards to allow for additional time to exercise previously vested awards following his separation date. As a result, the Company incurred incremental stock-based compensation expense of less than $0.1 million for the year ended December 27, 2017.
As of December 27, 2017, we had total unrecognized compensation expense of $1.2 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.7 years.
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
We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2017, 2016 and 2015. We will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.
Restricted Shares
In fiscal 2017 and 2016, 181,292 and 29,259 restricted shares were granted, respectively, at the fair market value on the date of grant. These grants vest based on continued service over three years for directors and four years for employees. We base the amount of unearned compensation recorded on the market value of the shares on the date of issuance. In fiscal 2017, 2016, and 2015 the Company recognized share-based compensation expense of $0.5 million, $0.2 million, and $0.1 million, respectively. This expense was included in general and administrative expenses in the accompanying consolidated statements of income. As of December 27, 2017, there was total unrecognized compensation expense of $2.3 million related to unvested restricted shares, which the Company expects to recognize over a weighted-average period of 3.2 years.
Changes in restricted shares for the years ended December 27, 2017 and December 28, 2016, are as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 30, 2015	12,352	$24.58
Granted	29,259	$13.33
Released	(4,859)	$26.10
Forfeited, cancelled, or expired	—	$—
Unvested shares at December 28, 2016	36,752	$15.42
Granted	181,292	$13.69
Released	(10,527)	$16.48
Forfeited, cancelled, or expired	(10,875)	$16.72
Unvested shares at December 27, 2017	196,642	$13.70
12. NET INCOME PER SHARE
Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 27, 2017, December 28, 2016, and December 30, 2015. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

For the Years Ended	December 27, 2017	December 28, 2016	December 30, 2015
Numerator:
Net income	$8,619	$18,339	$24,054
Denominator:
Weighted-average shares outstanding—Basic	38,453,347	38,357,805	37,949,316
Weighted-average shares outstanding—Diluted	39,086,676	39,026,950	39,039,558
Net income per share—Basic	$0.22	$0.48	$0.63
Net income per share—Diluted	$0.22	$0.47	$0.62
Anti-dilutive securities not considered in diluted EPS calculation	747,985	468,705	214,411

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Below is a reconciliation of basic and diluted share counts.

For the Years Ended	December 27, 2017	December 28, 2016	December 30, 2015
Weighted-average shares outstanding—Basic	38,453,347	38,357,805	37,949,316
Dilutive effect of stock options and restricted shares	633,329	669,145	1,090,242
Weighted-average shares outstanding—Diluted	39,086,676	39,026,950	39,039,558
13. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. Further settlement discussions were not successful, and the litigation is moving forward with the filing deadline for plaintiff’s class certification motion postponed until May 4, 2018. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending that overlap in part with the Olvera action and fully expects to have to defend against similar lawsuits in the future.
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
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification, and Defendants’ opposition was filed on March 8, 2018. Defendants intend to continue to defend against the claims asserted.
In addition, on September 16, 2015, Holdings and certain of its officers and directors received an informal, non-public inquiry from the SEC requesting voluntary production of documents and information. All parties cooperated fully with the SEC's request. On July 15, 2016, Holdings was informed that the SEC was closing its inquiry as to all parties.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months pending an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors.

Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., Los Angeles Superior Court (Case No. MC026045) (the “Lancaster Lawsuit”) was filed on February 9, 2016.   Existing El Pollo Loco franchisees, Janice P. Handlers-Bryman and Michael D. Bryman, as individuals and in their capacities as trustees of Ethe Handlers Bryman Trust (collectively, “Plaintiffs”), filed suit against us alleging, among other things, that we “imposed unreasonable time limitations” on their development of additional restaurant locations in Lancaster, California, and that we thereafter developed  company-owned El Pollo Loco restaurants in the “market area” of Plaintiffs’ existing El Pollo Loco restaurant in Lancaster. Plaintiffs’ asserted claims against us for, among other things, (i) breach of the covenant of good faith and fair dealing, (ii) intentional interference with prospective business, and (iii) unfair business practices. In addition to an unspecified amount of damages and costs of the lawsuit, Plaintiffs sought reformation of the contract, declaratory relief, disgorgement of alleged revenues and profits, injunctive relief, and a judicial mandate requiring us to either transfer the company-owned locations to Plaintiffs or to continuously disgorge to Plaintiffs the unjust enrichment allegedly obtained by us through the operation of the company-owned restaurants in Lancaster. We denied Plaintiffs’ allegations  as the franchise agreement did not grant Plaintiffs any exclusive territorial rights and, instead, expressly reserved for us the right to open and operate and the right to grant others the right to open and operate - El Pollo Loco restaurants “in the immediate vicinity of or adjacent to” Plaintiffs’ restaurant in Lancaster. On June 7, 2016, we filed a cross-complaint against Plaintiffs for breach of the franchise agreement due to Plaintiffs’ failure to pay to us liquidated damages in connection with their solicitation and/or hiring of our general manager. This counterclaim was voluntarily dismissed by us, without prejudice, on February 27, 2017 but continued in a related action before the San Bernardino Superior Court titled El Pollo Loco, Inc. v. EPL 3766, Inc.  On April 24, 2017, four days before the commencement of trial, Plaintiffs filed a voluntary dismissal, without prejudice, of the Lancaster Lawsuit without any payment or other concession by us. The corresponding dismissal was entered by the court on April 25, 2017.   On   May 22, 2017, Plaintiffs filed a motion for relief from the dismissal which was granted by the court on  June 29, 2017.  The trial in the case was bifurcated between the liability and damages phases.   The liability phase went forward on November 16, 2017.  The only cause of action that the court allowed to go to the jury was the cause of action for breach of the covenant of good faith and fair dealing.  The court elected not to present the cause of action for intentional interference with prospective business to the jury.  (The causes of action for  reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §§ 17200 et seq. , and declaratory relief were not presented to the jury as these types of equitable claims are to be decided by the court as a matter of law.).  On December 11, 2017, the jury returned a verdict in favor of Plaintiffs on the cause of action for breach of the covenant of good faith and fair dealing.

The December 11, 2017 verdict did not include a determination of damages. The damages phase of the trial is currently scheduled to begin on April 20, 2018.

The Court has recently allowed Plaintiffs to reopen discovery on damages related to new claims involving the opening of a second company-owned location in Lancaster, California and that El Pollo Loco did not offer the new restaurant locations to Plaintiffs.  Experts will be allowed to update their damages calculations to account for the updated information and these new claims.  These unknown variables preclude us from providing a reasonable estimation of the range of damages that may be awarded.  Although we cannot predict the ultimate outcome of this lawsuit, the Company believes the jury’s verdict is in error due to express language of the franchise agreement and prejudicial and reversible errors in either earlier phases of the litigation

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

or during the liability phase of the trial.  El Pollo Loco intends to file a motion challenging the verdict, a motion for new trial and, if unsuccessful, will appeal the verdict and various other rulings in the case.
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
At December 27, 2017, the Company’s total estimated commitment to purchase chicken was $30.8 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of December 27, 2017, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.6 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 27, 2017 was $2.3 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s consolidated financial statements related to these contingent liabilities.
Employment Agreements
As of December 27, 2017, the Company had employment agreements with four of the officers of the Company on an at will basis. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.
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
14. RELATED PARTY TRANSACTIONS
LLC owns approximately 43.3% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 27, 2017. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2017						2016
(Dollar amounts in thousands, except share data)	Dec.		Sept.		June	Mar	Dec.	Sept.	July	Apr
Selected Financial Data
Total revenue ($)	95,202		101,155		105,573	99,771	92,479	95,816	97,474	94,354
(Loss) income from Operations ($)	(9,665)		(5,612)		12,740	9,361	1,926	9,008	13,401	10,294
(Benefit) provision for income taxes	(4,757)	(3)	(2,457)		4,244	3,467	853	2,830	5,339	3,761
Net (loss) income ($)	(38)		(4,039)		7,819	4,877	418	5,211	7,267	5,443
Per Share Data (2) :
Net (loss) income per share
Basic	—		(0.11)		0.20	0.13	0.01	0.14	0.19	0.14
Diluted	—		(0.11)		0.20	0.12	0.01	0.13	0.19	0.14
Weighted average shares used in computing net income per share
Basic	38,465,208		38,462,100		38,449,240	38,437,020	38,437,020	38,415,189	38,294,575	38,284,435
Diluted	38,465,208	(4)	38,462,100	(4)	39,123,961	39,079,007	39,108,967	39,083,577	38,962,802	39,001,078
Selected Operating Data
Number of restaurants (at period end)
Company-operated	212		208		208	204	201	193	188	188
Franchised	265		265		264	263	259	253	251	248
System-wide	477		473		472	467	460	446	439	436
Average unit volume (AUV) (company-operated) (1)	1,787		1,922		1,995	1,913	1,790	1,929	1,970	1,936
Comparable restaurant sales growth (%)
Company-operated	0.9		0.9		2.4	(0.4)	(0.6)	1.4	2.0	(0.6)
Franchised	1.9		2.4		3.2	(0.2)	(1.9)	1.8	2.7	1.8
System-wide	1.4		1.7		2.9	(0.3)	(1.3)	1.6	2.4	0.7
Restaurant contribution margin (%)	18.4		18.3		21.8	20.3	18.5	20.9	22.0	20.7

(1)	AUVs consist of average annualized sales of all company-owned restaurants over the fiscal quarter.

(2)	Due to the use of weighted average shares outstanding for each quarter of computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(3)
The Company recorded a benefit for income taxes of $4.8 million in the fourth quarter of 2018 related to the newly enacted tax reform. The Tax Act had the following effects on our income tax expense for the year ended December 27, 2017, all of which impacted the fourth quarter:

•
Under Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 740, Income Taxes (“ASC 740”), we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We have estimated the impact of the

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

revaluation of our deferred tax assets and liabilities, which resulted in a decrease to our net deferred income tax liability by $1.4 million and is reflected as a decrease in our income tax expense in our results for fiscal 2017.

•	The reduced corporate tax rate, also resulted in a Tax Receivable Agreement “TRA” benefit to the provision for income tax expense for fiscal 2017 in the amount of $2.0 million.

•
The Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% will be effective for the fiscal year ended December 26, 2018.

(4)	Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 27, 2017.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2017 based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2017.

Previously Reported Material Weaknesses
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

The control deficiencies did not result in a material misstatement in the consolidated financial statements; however, we previously concluded that material weaknesses existed in the controls in fiscal 2016 because such a misstatement could have occurred.
With the oversight of our audit committee, we took corrective steps during 2017 to remediate the underlying causes of the material internal control weaknesses described above. The corrective steps we have taken include:

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

As of our third quarter ended September 27, 2017, we have completed documentation and implementation of the new and revised internal controls described above. After completing our testing of the design and operating effectiveness of this new procedure, we concluded that the above identified material weaknesses in our internal controls over financial reporting was fully remediated as of September 27, 2017.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2017 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2017 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2017 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2017 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2017 fiscal year.

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

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Stephen J. Sather
Stephen J. Sather
President and Chief Executive Officer
Date:	March 9, 2018
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

Name	Title	Date

/s/ Stephen J. Sather	Director, President and Chief Executive Officer (principal executive officer)	March 9, 2018
Stephen J. Sather

/s/ Laurance Roberts	Chief Financial Officer (principal financial and accounting officer)	March 9, 2018
Laurance Roberts

/s/ Michael G. Maselli	Chairman and Director	March 9, 2018
Michael G. Maselli

/s/ Dean C. Kehler	Director	March 9, 2018
Dean C. Kehler

/s/ John M. Roth	Director	March 9, 2018
John M. Roth

/s/ Douglas J. Babb	Director	March 9, 2018
Douglas J. Babb

/s/ Samuel N. Borgese	Director	March 9, 2018
Samuel N. Borgese

/s/ Mark Buller	Director	March 9, 2018
Mark Buller

/s/ William R. Floyd	Director	March 9, 2018
William R. Floyd

/s/ Carol Lynton	Director	March 9, 2018
Carol Lynton

EXHIBIT INDEX

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556
3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556
10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	9/24/2014	10.1	11/7/2014	001-36556
10.2	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	8/22/2014	001-36556
10.3	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	8/22/2014	001-36556
10.4	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.		S-1/A	N/A	10.14	7/14/2014	333-197001
10.5	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein		S-1	N/A	10.3	6/24/2014	333-197001
10.6	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.4	6/24/2014	333-197001
10.7	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.5	6/24/2014	333-197001
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006		S-1	N/A	10.6	6/24/2014	333-197001
10.9	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007		S-1	N/A	10.7	6/24/2014	333-197001

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
10.10	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008		S-1	N/A	10.8	6/24/2014	333-197001
10.11	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011		S-1	N/A	10.9	6/24/2014	333-197001
10.12	Form of Franchise Agreement		S-1	N/A	10.12	6/24/2014	333-197001
10.13	Form of Franchise Development Agreement		S-1	N/A	10.13	6/24/2014	333-197001
10.14*	Amended and Restated Employment Agreement between Stephen J. Sather and El Pollo Loco, Inc.		S-1	N/A	10.14	6/24/2014	333-197001
10.15*	Employment Agreement between Laurance Roberts and El Pollo Loco, Inc.		S-1	N/A	10.15	6/24/2014	333-197001
10.17*	Employment Agreement between Edward Valle and El Pollo Loco, Inc.		S-1	N/A	10.17	6/24/2014	333-197001
10.18*	2012 Stock Option Plan		S-1	N/A	10.18	6/24/2014	333-197001
10.19*	2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.22	7/22/2014	333-197001
10.20*	Form of Option Award Agreement (Fair Market Value Options) under 2012 Stock Option Plan		S-1	N/A	10.19	6/24/2014	333-197001
10.21*	Form of Option Award Agreement (Premium Options) under 2012 Stock Option Plan		S-1	N/A	10.20	6/24/2014	333-197001
10.22*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.25	7/22/2014	333-197001
10.23*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.26	7/22/2014	333-197001
10.24*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers		S-1/A	N/A	10.27	7/22/2014	333-197001
10.25	Credit Agreement, dated as of December 11, 2014, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., and EPL Intermediate, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, the lenders party thereto, and the other parties thereto		8-K	N/A	10.1	12/16/2014	001-36556
10.26*	Employment Agreement between John Dawson and El Pollo Loco, Inc.		10-Q	3/30/2016	10.26	5/6/2016	001-36556
10.27*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)		10-Q	6/29/2016	10.27	8/5/2016	001-36556

Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
10.28*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		10-Q	9/28/2016	10.28	11/4/2016	001-36556
10.29*	Employment Agreement between Bernard Acoca and El Pollo Loco, Inc.	X
10.30*	Retirement Agreement between Stephen J. Sather and El Pollo Loco, Inc. and Executive’s Waiver and Release of Claims between Stephen J. Sather and El Pollo Loco, Inc.	X
21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	This exhibit is a management contract or a compensatory plan or arrangement.
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