Form 10-Q
period 2018-03-28
El Pollo Loco Holdings, Inc.
filed 2018-05-07
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 23, 2018, there were 38,636,038 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 28, 2018	December 27, 2017
Assets
Current assets:
Cash and cash equivalents	$6,203	$8,550
Accounts and other receivables, net	7,799	7,212
Inventories	2,071	2,289
Prepaid expenses and other current assets	3,468	2,679
Total current assets	19,541	20,730
Property and equipment owned, net	102,499	102,794
Property held under capital leases, net	34	40
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	353	377
Deferred tax assets	7,078	7,167
Other assets	867	1,041
Total assets	$440,934	$442,711
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$136	$132
Accounts payable	8,955	12,307
Accrued salaries and vacation	9,235	7,339
Accrued insurance	6,005	5,851
Accrued income taxes payable	93	35
Accrued interest	332	110
Current portion of income tax receivable agreement payable	11,876	8,281
Other accrued expenses and current liabilities	14,730	13,270
Total current liabilities	51,362	47,325
Revolver loan	85,000	93,000
Obligations under capital leases, net of current portion	149	184
Deferred taxes	517	—
Other intangible liabilities, net	745	786
Income tax receivable agreement payable, net of current portion	9,181	13,694
Other noncurrent liabilities	19,463	12,772
Total liabilities	166,417	167,761
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,636,038 and 38,661,850 shares issued and outstanding	387	387
Additional paid-in-capital	373,522	372,990
Accumulated deficit	(99,392)	(98,427)
Total stockholders' equity	274,517	274,950
Total liabilities and stockholder’s equity	$440,934	$442,711

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 28, 2018	March 29, 2017
Revenue
Company-operated restaurant revenue	$94,553	$93,449
Franchise revenue	6,106	6,322
Franchise advertising fee revenue	5,097	—
Total revenue	105,756	99,771
Cost of operations
Food and paper cost	27,235	27,072
Labor and related expenses	27,662	26,833
Occupancy and other operating expenses	21,919	20,542
Company restaurant expenses	76,816	74,447
General and administrative expenses	13,202	9,733
Franchise expenses	5,832	817
Depreciation and amortization	4,212	4,317
Loss on disposal of assets	61	225
Recovery of securities lawsuits related legal expenses	(1,634)	—
Asset impairment and closed-store reserves	2,819	871
Total expenses	101,308	90,410
Income from operations	4,448	9,361
Interest expense, net of interest income of $8 and $5 for the quarters ended March 28, 2018 and March 29, 2017, respectively.	888	790
Income tax receivable agreement (income) expense	(918)	227
Income before provision for income taxes	4,478	8,344
Provision for income taxes	1,949	3,467
Net income	$2,529	$4,877
Net income per share
Basic	$0.07	$0.13
Diluted	$0.06	$0.12
Weighted-average shares used in computing net income per share
Basic	38,465,208	38,437,020
Diluted	38,987,351	39,079,007

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 28, 2018	March 29, 2017
Cash flows from operating activities:
Net income	$2,529	$4,877
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,212	4,317
Stock-based compensation expense	531	141
Income tax receivable agreement (income) expense	(918)	227
Loss on disposal of assets	61	225
Impairment of property and equipment	—	22
Closed-store reserve	2,819	849
Amortization of deferred financing costs	76	76
Amortization of favorable and unfavorable leases, net	(17)	(26)
Deferred income taxes, net	606	3,400
Changes in operating assets and liabilities:
Accounts and other receivables, net	(586)	(1,050)
Inventories	218	199
Prepaid expenses and other current assets	(790)	(1,342)
Income taxes (receivable) payable	58	(32)
Other assets	97	141
Accounts payable	(673)	2,694
Accrued salaries and vacation	1,896	3,624
Accrued insurance	155	141
Other accrued expenses and liabilities	2,059	525
Restricted cash	—	125
Net cash flows provided by operating activities	12,333	19,133
Cash flows from investing activities:
Purchase of property and equipment	(6,648)	(11,601)
Net cash flows used in investing activities	(6,648)	(11,601)
Cash flows from financing activities:
Payments on revolver loan	(8,000)	(3,000)
Payment of obligations under capital leases	(32)	(48)
Net cash flows used in financing activities	(8,032)	(3,048)
(Decrease) increase in cash and cash equivalents	(2,347)	4,484
Cash and cash equivalents, beginning of period	8,550	2,168
Cash and cash equivalents, end of period	$6,203	$6,652

	Thirteen Weeks Ended
Supplemental cash flow information	March 28, 2018	March 29, 2017
Cash paid during the period for interest	$662	$821
Cash paid during the period for income taxes	$—	$100
Unpaid purchases of property and equipment	$2,022	$3,161

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company's activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 28, 2018, the Company operated 212 and franchised 268 El Pollo Loco restaurants.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 27, 2017.
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2017 and 2018 are both 52-week years, ending on December 27, 2017 and December 26, 2018, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.
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

Liquidity
The Company’s principal liquidity requirements are to service its debt and to meet capital expenditure needs. At March 28, 2018, the Company’s total debt (including capital lease liabilities) was $85.3 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and on its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $6.2 million at March 28, 2018, and available borrowings under the 2014 Revolver (which availability was approximately $107.3 million at March 28, 2018) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements.

Recovery of Securities Class Action Legal Expense
During the thirteen weeks ended March 28, 2018, the Company received insurance proceeds of $1.6 million, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits.
Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01, clarifying the definition of a business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU 2017-01 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash." ASU 2016-18 addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. The amendments in ASU No. 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statements of cash flows. The Company adopted ASU 2016-18 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow. The Company adopted ASU 2016-15 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities." The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company adopted ASU 2016-01 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

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
The Company adopted ASU 2014-09, and all related ASU's in the first quarter of 2018. See Changes in Accounting Policies, below, and Note 10 for further details.
Recent Accounting Pronouncements Not Yet Adopted
In March 2018, the FASB issued ASU 2018-05, which adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. In particular, ASU 2018-05 amends Subtopic 740-10 Income Taxes, overall, to add information regarding Income Tax Accounting Implications of the Tax Cuts and Jobs Act, as well as other paragraphs and sections related to the income tax accounting implications of the Tax Cuts and Jobs Act. There is no transition date related to this guidance, and there is no impact on the Company's consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Although early adoption is permitted, the Company will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $286.5 million of operating lease obligations as of March 28, 2018 and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

Subsequent Events
Subsequent to March 28, 2018, the Company received an additional $0.3 million of insurance proceeds related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. In addition, one of our franchisees opened one restaurant in Texas and the Company closed two restaurants in Texas, which is expected to result in closed-store reserve expense of $2.0 million. Furthermore, the Company made a $3.0 million borrowing on the 2014 Revolver.

The Company evaluated subsequent events that have occurred after March 28, 2018, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had one supplier for which amounts due totaled 20.2% of the Company's accounts payable at March 28, 2018. As of December 27, 2017, the Company had one supplier for which amounts due totaled 14% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 28% of total expenses for the thirteen weeks ended March 28, 2018, and 29% of total expenses for the thirteen weeks ended March 29, 2017.
Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 69% and 73% of total revenue for the thirteen weeks ended March 28, 2018 and March 29, 2017, respectively.
Revenue Recognition
In the first quarter of 2018 the Company implemented ASU 2014-09. Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. ASU 2014-09 defines a five-step process to achieve this core principle. Refer to Note 10 for further details on the Company's revenue recognition policy.
Goodwill and Indefinite Lived Intangible Assets
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
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 28, 2018 or March 29, 2017, and therefore did not record any impairment during the respective periods.

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
As of March 28, 2018 and December 27, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of the analysis, the Company did not recognize any impairment charges during the thirteen weeks ended March 28, 2018, or the thirteen weeks ended March 29, 2017. Given the difficulty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis, including those in the Arizona and Northern California markets. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Closed-Store Reserves
When the Company closes a restaurant, it reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. There is uncertainty in the estimates of future lease costs and sublease recoveries. In addition an impairment charge is recognized for any remaining carrying value of certain restaurant assets. During the thirteen weeks ended March 28, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in a closed-store reserve expense of $2.8 million for the thirteen weeks ended March 28, 2018. Additionally, during the thirteen weeks ended March 29, 2017, we closed one restaurant in Arizona and one restaurant in Texas, resulting in a closed store reserve expense of $0.8 million.
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
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 28, 2018 or at December 27, 2017, and did not recognize interest or penalties during the thirteen weeks ended March 28, 2018 or March 29, 2017, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
In fiscal 2017, President Trump signed into law "the Tax Act”. The Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017. Among other changes, The Tax Act lowers the corporate income tax rate from 35% to 21%,repeals the corporate alternative minimum tax, limits the deductibility of interest expense and performance based incentive compensation, allows for 100% bonus depreciation on qualified fixed asset additions placed in service on or after September 27, 2017 and implements a modified territorial tax system. The Tax Act impacted the Company's consolidated results of operations in the current period, and is expected to continue to impact its consolidated results of operations in future periods.
On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 28, 2018, we recorded income tax receivable agreement income of $0.9 million and for the thirteen weeks ended March 29, 2017, we recorded income tax receivable agreement expense of $0.2 million, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed.

Changes in Accounting Policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

The Company adopted ASU 2014-09 with a date of initial application of December 28, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company generates a substantial amount of its revenues from company-operated restaurants. This revenue stream was not impacted by the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s.

The Company applied ASU 2014-09 using the cumulative effect method - by recognizing the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of equity at December 28, 2017. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

Franchise Revenue
Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees and IT support services. Rental income for leases and subleases to franchisees are outside of the scope of the revenue standard and are within the scope of lease guidance. Franchise royalties are based upon a percentage of net sales of the franchisee and were previously recorded as income as such sales are earned by the franchisees, which will not change with the adoption of ASU 2014-09.
For franchise and development agreement fees, the Company's previous accounting policy was to recognize initial franchise fees, development fees, and franchise agreement renewals when all material obligations had been performed and conditions had been satisfied, typically when operations of the franchised restaurant had commenced. In accordance with the new guidance, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, will be recognized over the franchise or renewal term typically twenty years.
Franchise Advertising Fee Revenue
The Company's previous accounting policy is to recognize advertising funded by franchisees on a net basis in the consolidated statements of income, and as a liability within our consolidated balance sheets. Under the new guidance, we will present advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of income, with no change to the consolidated balance sheets.
The adoption of this guidance did not have a material change on revenue from Company-operated restaurant revenue, gift cards or the Company's loyalty program.

The following tables summarize the impacts of adopting ASU 2014-09 on the Company’s consolidated financial statements for the thirteen weeks ended March 28, 2018:

	Impact of changes in accounting policies
March 28, 2018 (in thousands)	As Reported	Adjustments	Balances without adoption of ASU 2014-09
Assets
Current assets:
Deferred tax assets	$7,078	$1,285	$5,793
Total assets	440,934	1,285	439,649
Liabilities and Stockholders' Equity
Current liabilities:
Other accrued expenses and current liabilities	14,730	347	14,383
Total current liabilities	51,362	347	51,015
Other noncurrent liabilities	19,463	4,420	15,043
Total liabilities	166,417	4,767	161,650
Stockholders' Equity
Accumulated deficit	(99,392)	(3,482)	(95,910)
Total stockholders' equity	274,517	(3,482)	277,999
Total liabilities and stockholder’s equity	440,934	1,285	439,649

	Thirteen Weeks Ended March 28, 2018
	As Reported	Adjustments	Balances without adoption of ASU 2014-09
Revenue
Franchise revenue	$6,106	$(12)	$6,118
Franchise advertising fee revenue	5,097	5,097	—
Total revenue	105,756	$5,085	100,671
Cost of operations
Franchise expenses	5,832	5,097	735
Total expenses	101,308	5,097	96,211
Income (loss) from operations	4,448	(12)	4,460
Income (loss) before provision for income taxes	4,478	(12)	4,490
Net income (loss)	2,529	$(12)	2,541

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 28, 2018	December 27, 2017
Land	$12,323	$12,323
Buildings and improvements	141,608	124,056
Other property and equipment	70,741	64,712
Construction in progress	6,506	8,225
	231,178	209,316
Less: accumulated depreciation and amortization	(128,679)	(106,522)
	$102,499	$102,794

The gross value of assets under capital leases for buildings and improvements was $1.6 million as of March 28, 2018 and December 27, 2017. Accumulated depreciation for assets under capital leases was $1.5 million as of March 28, 2018 and December 27, 2017.

Depreciation expense was $4.2 million and $4.3 million for the thirteen weeks ended March 28, 2018 and March 29, 2017, respectively.

3. STOCK-BASED COMPENSATION
At March 28, 2018, options to purchase 2,225,251 shares of common stock were outstanding, including 1,909,440 vested and 315,811 unvested. Unvested options vest over time. However, upon a change in control, the board may accelerate vesting. At March 28, 2018, 1,599,944 premium options, options granted above the stock price at date of grant, remained outstanding. There were no stock option exercises during the thirteen weeks ended March 28, 2018 and March 29, 2017. For the thirteen weeks ended March 28, 2018 and March 29, 2017, there were no stock options granted. At March 28, 2018, the Company had total unrecognized compensation expense of $0.9 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.5 years.
For the thirteen weeks ended March 28, 2018 and March 29, 2017, there were no restricted shares granted. At March 28, 2018, there were 170,830 unvested restricted shares outstanding. At March 28, 2018, the Company had total unrecognized compensation expense of $1.8 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.9 years.
In connection with the retirement of our former President and CEO, the Company has modified previously granted equity awards to accelerate the vesting of 33,545 shares, which would have otherwise vested in May 2018, and extended the exercise ability of all his vested and outstanding options until the expiration of the original term of such options. As a result, the Company incurred incremental stock-based compensation expense of $0.5 million for the thirteen weeks ended March 28, 2018. Total stock-based compensation expense was $0.5 million for the thirteen weeks ended March 28, 2018 and $0.1 million for the thirteen weeks ended March 29, 2017.

4. CREDIT AGREEMENTS
On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $200.0 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At March 28, 2018, $7.7 million of letters of credit, and $85.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $107.3 million at March 28, 2018. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 3.3% to 3.4% for the thirteen weeks ended March 28, 2018, respectively, and 2.3% to 2.7% for the thirteen weeks ended March 29, 2017, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at March 28, 2018. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.
Maturities
There are no required principal payments prior to maturity for the 2014 Revolver. During the thirteen weeks ended March 28, 2018, the Company elected to pay down $8.0 million of outstanding borrowings on the Company's 2014 Revolver, primarily from its cash flow from operations. During the thirteen weeks ended March 29, 2017, the Company elected to pay down $3.0 million, respectively, of outstanding borrowings on the Company's 2014 Revolver.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	March 28, 2018	December 27, 2017
Accrued sales and property taxes	$5,310	$4,792
Gift card liability	2,030	2,319
Other	7,390	6,159
Total other accrued expenses and current liabilities	$14,730	$13,270

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	March 28, 2018	December 27, 2017
Deferred rent	$9,790	$9,403
Franchise contract liability	5,437	620
Other	4,236	2,749
Total other noncurrent liabilities	$19,463	$12,772

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
Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, LLC, Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from the Company's menu, which resulted in a decrease in traffic from value-conscious consumers. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees).
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification, which is currently set for hearing on June 25, 2018. Defendants intend to continue to defend against the claims asserted.
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

Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., Los Angeles Superior Court (Case No. MC026045) (the “Lancaster Lawsuit”) was filed on February 9, 2016.   Existing El Pollo Loco franchisees, Janice P. Handlers-Bryman and Michael D. Bryman, as individuals and in their capacities as trustees of the Handlers Bryman Trust (collectively, “Plaintiffs”), filed suit against us alleging, among other things, that we “imposed unreasonable time limitations” on their development of additional restaurant locations in Lancaster, California, and that we thereafter developed  company-owned El Pollo Loco restaurants in the “market area” of Plaintiffs’ existing El Pollo Loco restaurant in Lancaster. Plaintiffs’ asserted claims against us for, among other things, (i) breach of the implied covenant of good faith and fair dealing, (ii) intentional interference with prospective business, and (iii) unfair business practices. In addition to an unspecified amount of damages and costs of the lawsuit, Plaintiffs sought reformation of the contract, declaratory relief, disgorgement of alleged revenues and profits, injunctive relief, and a judicial mandate requiring us to either transfer the company-owned locations to Plaintiffs or to continuously disgorge to Plaintiffs the unjust enrichment allegedly obtained by us through the operation of the company-owned restaurants in Lancaster. We denied Plaintiffs’ allegations  as the franchise agreement did not grant Plaintiffs any exclusive territorial rights and, instead, expressly reserved for us the right to open and operate and the right to grant others the right to open and operate - El Pollo Loco restaurants “in the immediate vicinity of or adjacent to” Plaintiffs’ restaurant in Lancaster. On June 7, 2016, we filed a cross-complaint against Plaintiffs for breach of the franchise agreement due to Plaintiffs’ failure to pay to us liquidated damages provided for in the franchise agreement in connection with their solicitation and/or hiring of our general manager. This counterclaim was voluntarily dismissed by us, without prejudice, on February 27, 2017 and a related action before the San Bernardino Superior Court titled El Pollo Loco, Inc. v. EPL 3766, Inc. was dismissed on April 6, 2017.  On April 24, 2017, four days before the commencement of trial, Plaintiffs filed a voluntary dismissal, without prejudice, of the Lancaster Lawsuit without any payment or other concession by us. The corresponding dismissal was entered by the court on April 25, 2017.   On   May 22, 2017, Plaintiffs filed a motion for relief from the dismissal which was granted by the court on  June 29, 2017.  The trial in the case was bifurcated between the liability and damages phases.   The liability phase went forward on November 16, 2017.  The only cause of action that the court allowed to go to the jury was the cause of action for breach of the covenant of good faith and fair dealing.  The court elected not to present the cause of action for intentional interference with prospective business to the jury.  (The causes of action for  reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §§ 17200 et seq. , and declaratory relief were not presented to the jury as these types of equitable claims are to be decided by the court as a matter of law.).  On December 11, 2017, the jury returned a verdict in favor of Plaintiffs finding that the Company breached the implied covenant of good faith and fair dealing by (1) constructing the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) not offering the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. Because the trial was bifurcated, the December 11, 2017 verdict did not include a determination of damages.

The December 11, 2017 verdict did not include a determination of damages. The damages phase of the trial is currently scheduled to begin on April 20, 2018.

The damages phase of the trial went forward on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. Because the “impact damages” and “lost opportunity damages” are in large part duplicative of one another, the court announced that it would be reducing the figures to avoid impermissible double recovery. Although we are still waiting on the court’s ruling on the final damages award for breach of the implied covenant of good faith and fair dealing, we anticipate that the verdict could be reduced by as much as one-half. The court has yet to rule on the causes of action for reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §§ 17200 et seq., and declaratory relief.

The Company believes that both jury verdicts are in error due to express language of the franchise agreement and because of prejudicial and reversible errors of the court in the earlier phases of the litigation, during the liability phase of the trial, and during the damages phases of the trial.  El Pollo Loco intends to file a motion challenging the verdicts, a motion for new trial (both the liability phase and damages phase) and, if unsuccessful, will appeal the verdict and various other rulings in the case. Based on the assessment by Management, together with our legal counsel, the Company believes that the loss is currently not probable under ASC 450 and as of March 27, 2018, no accrual has been made with regard to the jury verdict.
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
At March 28, 2018, the Company’s total estimated commitment to purchase chicken was $22.1 million.
Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of March 28, 2018, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.5 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 28, 2018 was $2.2 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
Employment Agreements
The Company has employment agreements with three of the officers of the Company on an at will basis. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions. The Company incurred $0.4 million of expense related to employment agreements for the thirteen weeks ended March 28, 2018.
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

8. NET INCOME PER SHARE
Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 28, 2018 and March 29, 2017. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended
	March 28, 2018	March 29, 2017
Numerator:
Net income	$2,529	$4,877
Denominator:
Weighted-average shares outstanding—basic	38,465,208	38,437,020
Weighted-average shares outstanding—diluted	38,987,351	39,079,007
Net income per share—basic	$0.07	$0.13
Net income per share—diluted	$0.06	$0.12
Anti-dilutive securities not considered in diluted EPS calculation	652,871	468,705

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended
	March 28, 2018	March 29, 2017
Weighted-average shares outstanding— basic	38,465,208	38,437,020
Dilutive effect of stock options and restricted shares	522,143	641,987
Weighted-average shares outstanding— diluted	38,987,351	39,079,007

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

10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Adoption of ASU 2014-09, "Revenue from Contracts with Customers"

On December 28, 2017, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts, which were not fully satisfied as of December 28, 2017. Results for reporting periods beginning after December 28, 2017 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The cumulative catch-up adjustment recorded to accumulated deficit was approximately $3.5 million, net of taxes, related to franchise and development fees.

Revenue Recognition

Nature of products and services
The Company has two revenue streams, company-operated restaurant revenue and franchise related revenue.

Company-operated restaurant revenue
Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales, net of sales-related taxes and promotional allowances.
The Company offers a loyalty rewards program, which awards a customer one point for ever $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of March 28, 2018 and December 27, 2017 the revenue allocated to loyalty points that have not been redeemed are $0.6 million and $0.4 million, respectively, which are reflected in the Company's accompanying consolidated balance sheet within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one year period.
The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. Furthermore, due to these escheatment rights, the Company does not recognize breakage related to the sale of gift cards due to the immateriality of the amount remaining after escheatment. The Company recognizes income from gift cards when redeemed by the customer.

Franchise and franchise advertising revenue
Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services, and rental income for leases and subleases to franchisees. Franchise advertising revenue consists of advertising contributions received from franchisees. These revenue streams are made up of the following performance obligations:

•	Franchise License - inclusive of advertising services, development agreements, training, access to plans and help desk services.

•	Discounted renewal option

•	Hardware services
The Company satisfies the performance obligation related to the franchise license over the term of the franchise agreement, which is typically 20 years. Payment for the franchise license consists of three components, a fixed-fee related to the franchise/development agreement, a sales-based royalty fee and a sales-based advertising fee. The fixed fee, as determined by the signed development and/or franchise agreement, is due at the time the development agreement is entered into, and/or when the franchise agreement is signed, and does not include a finance component.
The sales-based royalty fee and sales-based advertising fee are considered variable consideration and will continue to be recognized as revenue as such sales are earned by the franchisees. Both sales-based fees qualify under the royalty constraint exception, and do not require an estimate of future transaction price. Additionally, the Company is utilizing the practical expedient regarding disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for sales-based royalties.

In certain franchise agreements, the Company offers a discounted renewal to incentivize future renewals after the end of the initial franchise term. As this is considered a separate performance obligation, the Company allocated a portion of the initial franchise fee to this discounted renewal, on a pro-rata basis, assuming a 20 year renewal. This performance obligation is satisfied over the renewal term, typically 10 or 20 years, while payment is fixed and due at the time the renewal is signed.

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of March 28, 2018 there were no performance obligations, related to hardware services, that were unsatisfied or partially satisfied.

Disaggregated revenue
The following table presents our revenues disaggregated by revenue source and market (in thousands):

Thirteen Weeks Ended
March 28, 2018
Core Market(1):
Company-operated restaurant revenue	$82,962
Franchise revenue	3,375
Franchise advertising fee revenue	2,610
Total core market	$88,947
Non-Core Market(2):
Company-operated restaurant revenue	$11,591
Franchise revenue	2,730
Franchise advertising fee revenue	2,488
Total non-core market	$16,809
Total revenue	$105,756

(1) Core Market includes markets with existing company-operated restaurants at the Initial Public Offering (IPO) date.
(2) Non-Core Market includes markets entered into subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market:

Thirteen Weeks Ended
March 28, 2018
Greater Los Angeles area market	69.2%
Other markets	30.8%
Total	100%

Contract balances
The following table provides information about franchise contract liability balances during the period (in thousands):

March 28, 2018
December 28, 2017	$5,799
Revenue recognized - beginning balance	(87)
Additional contract liability	80
Revenue recognized - additional contract liability	(1)
March 28, 2018	$5,791

The Company’s franchise contract liability includes development fees, initial franchise and license fees, and franchise renewal fees and is included within other accrued expenses and current liabilities and other noncurrent liabilities within the accompanying consolidated balance sheets. The Company receives area development fees from franchisees when they execute multi-unit area development agreements. Initial franchise and license fees, or franchise renewal fees, are received from franchisees upon the execution of, or renewal of, a franchise agreement. Revenue is recognized from these agreements as the underlying performance obligation is satisfied, which is over the term of the agreement.

For the thirteen weeks ended March 28, 2018, there were no significant changes in the franchise contract liability balances. Additionally, the Company does not have any contract assets.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 28, 2018:

Franchise revenues (in thousands):
2018	$281
2019	391
2020	456
2021	446
Thereafter	4,217
Total	$5,791

Contract Costs
The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Income.
Cautionary Statement Concerning Forward-Looking Statements
This discussion and analysis should be read in conjunction with Item 1 above and with the consolidated financial statements contained in our annual report on Form 10-K for the year ended December 27, 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Outcomes may differ materially from our expectations. For more information, we direct you to the sections “Risk Factors” (as updated by “PART II-OTHER INFORMATION-Item 1A. Risk Factors.” below) and “Forward-Looking Statements” in our annual report. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law.
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
As of March 28, 2018, we had 480 locations in six states. In fiscal 2017, we opened 16 new company-operated and 7 new franchised restaurants across Arizona, California, Nevada, Utah and Texas. For the quarter ended March 28, 2018, we opened two new company-operated restaurants and three franchised restaurants in California, Texas, Louisiana and Utah. In 2018, we intend to open 6 to 8 new company-operated and 6 to 8 new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen weeks ended March 28, 2018, comparable restaurant sales decreased 1.1% year over year. For company-operated restaurants, comparable restaurant sales, for the thirteen weeks ended March 28, 2018, decreased by 2.0%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 1.7% decline in transactions, and a 0.3% decrease in average check size. For franchised restaurants, comparable restaurant sales decreased 0.4% for the thirteen weeks ended March 28, 2018.
Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 28, 2018, were as follows.

	Thirteen Weeks Ended	Fiscal Year Ended
	March 28, 2018	2017	2016	2015
Company-operated restaurant activity:
Beginning of period	212	201	186	172
Openings	2	16	18	14
Restaurant sale to franchisee	—	—	(1)	—
Closures	(2)	(5)	(2)	—
Restaurants at end of period	212	212	201	186
Franchised restaurant activity:
Beginning of period	265	259	247	243
Openings	3	7	13	5
Restaurant sale to franchisee	—	—	1	—
Closures	—	(1)	(2)	(1)
Restaurants at end of period	268	265	259	247
System-wide restaurant activity:
Beginning of period	477	460	433	415
Openings	5	23	31	19
Closures	(2)	(6)	(4)	(1)
Restaurants at end of period	480	477	460	433
Restaurant Remodeling
We and our franchisees commenced our remodeling program in 2011 and, as of March 28, 2018, together we had remodeled 120 company-operated and 206 franchised restaurants, or 326 system-wide, over 75% of our restaurant system due to be remodeled. This includes 15 company-operated and 13 franchised restaurants that have been remodeled using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of March 28, 2018, including new builds and remodels, we had 58 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption. As of March 28, 2018, the amount of revenue deferred related to the earned points, net of redemptions, is $0.6 million.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Income” in our annual report on Form 10-K for the year ended December 27, 2017, and Note 2, “Summary of Significant Accounting Policies,” to Item 8, “Financial Statements and Supplementary Data,” in our annual report. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 and note 10 to Item 1 above.
There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K, other than the adoption of ASU 2014-09, as described in Note 1 and Note 10 to Item 1 above.
Recent Accounting Pronouncements
Recent accounting pronouncements are described in Note 10 to our consolidated financial statements included elsewhere in this report.
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
Key Financial Definitions
Revenue

Our revenue is derived from two primary sources: company-operated restaurant revenue and franchise revenue, the latter of which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income. See Note 10 for further details regarding our revenue recognition policy.
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
Franchise Expenses
Franchise expenses are primarily comprised of rent expenses incurred on properties leased by us and then sublet to franchisees, and expenses incurred in support of franchisee information technology systems. Additionally, upon adoption of ASU 2014-09 in the first quarter of 2018, the franchisee's portion of advertising expenses is now included in franchise expense.
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
Asset Impairment and Closed-Store Reserves
We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate a carrying value of the assets that may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values, and record an impairment charge when appropriate. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material. Closure costs include non-cash restaurant charges such as up-front expensing of the net present value of unpaid rent remaining on the life of a lease, offset by assumed sublease income.
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
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 28, 2018 and March 29, 2017, there were 442 and 415 comparable restaurants, 192 and 174 company-operated and 250 and 241 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 28, 2018	March 29, 2017
Company-operated restaurant revenue	$94,553	$93,449
Company restaurant expenses	76,816	74,447
Restaurant contribution	$17,737	$19,002
Restaurant contribution margin (%)	18.8%	20.3%
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
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended
(Amounts in thousands)	March 28, 2018	March 29, 2017
Net income	$2,529	$4,877
Non-GAAP adjustments:
Provision for income taxes	1,949	3,467
Interest expense, net of interest income	888	790
Depreciation and amortization	4,212	4,317
EBITDA	$9,578	$13,451
Stock-based compensation expense(a)	145	141
Loss on disposal of assets(b)	61	225
Recovery of securities lawsuits related legal expense(c)	(1,634)	—
Asset impairment and closed-store reserves(d)	2,819	871
Income tax receivable agreement expense(e)	(918)	227
Securities lawsuits related legal expense(f)	3,704	351
Pre-opening costs(g)	212	627
Executive transition costs(h)	646	92
Adjusted EBITDA	$14,613	$15,985

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
During the thirteen weeks ended March 28, 2018, we received insurance proceeds of $1.6 million related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

(d)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen weeks ended March 28, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in a closed-store reserve of $2.8 million for the thirteen weeks ended March 28, 2018. During the thirteen weeks ended March 29, 2017, we closed one restaurant in Arizona and one restaurant in Texas, resulting in a closed store reserve of $0.8 million. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants.

(e)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 28, 2018 and March 29, 2017, income tax receivable agreement expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

(f)	Consists of costs related to the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

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

(h)	Includes costs associated with the transition of our CEO, such as executive recruiter costs, CEO sign-on bonus, and former CEO stock modification expense.
Comparison of Results of Income
Our operating results for the thirteen weeks ended March 28, 2018 and March 29, 2017, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	March 28, 2018		March 29, 2017		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$94,553	89.4	$93,449	93.7	$1,104	1.2
Franchise revenue	6,106	5.8	6,322	6.3	(216)	(3.4)
Franchise advertising fee revenue	5,097	4.8	—	—	5,097	N/A
Total revenue	105,756	100.0	99,771	100.0	5,985	6.0
Cost of operations
Food and paper costs(1)	27,235	28.8	27,072	29.0	163	0.6
Labor and related expenses(1)	27,662	29.3	26,833	28.7	829	3.1
Occupancy and other operating expenses(1)	21,919	23.2	20,542	22.0	1,377	6.7
Company restaurant expenses(1)	76,816	81.2	74,447	79.7	2,369	3.2
General and administrative expenses	13,202	12.5	9,733	9.8	3,469	35.6
Franchise expenses	5,832	5.5	817	0.8	5,015	613.8
Depreciation and amortization	4,212	4.0	4,317	4.3	(105)	(2.4)
Loss on disposal of assets	61	0.1	225	0.2	(164)	(72.9)
Recovery of securities lawsuits related legal expenses	(1,634)	(1.5)	—	—	(1,634)	N/A
Asset impairment and closed-store reserves	2,819	2.7	871	0.9	1,948	223.7
Total expenses	101,308	95.8	90,410	90.6	10,898	12.1
Income from operations	4,448	4.2	9,361	9.4	(4,913)	(52.5)
Interest expense, net of interest income	888	0.8	790	0.8	98	12.4
Income tax receivable agreement expense	(918)	(0.9)	227	0.2	(1,145)	(504.4)
Income before provision for income taxes	4,478	4.2	8,344	8.4	(3,866)	(46.3)
Provision for income taxes	1,949	1.8	3,467	3.5	(1,518)	(43.8)
Net income	$2,529	2.4	$4,877	4.9	$(2,348)	(48.1)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue increased $1.1 million, or 1.2%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $3.4 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales. This was partially offset by a $1.8 million decrease resulting from a 2.0% decline in company-operated comparable sales, the closure of two restaurants in the first quarter of 2018 and five restaurants subsequent to the first quarter of 2017, partially offset by temporary closures during the first quarter of 2017. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 1.7% and a decrease in average check size of 0.3%.
Franchise Revenue
For the quarter, franchise revenue decreased $0.2 million, or 3.4%, from the comparable period in the prior year. This decrease was primarily due to a decline in revenue recognized from franchise agreement and development agreement fees and lower franchise fees received from franchised restaurants related to their use of our point-of-sales system, and franchise comparable restaurant sales decline of 0.4%. This was partially offset by ten new franchised restaurants opened during or after the prior year quarter.
Franchise Advertising Fee Revenue
In the first quarter of 2018, we implemented Accounting Standard Update 2014-09, which requires us to present franchise advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of income. As such, franchise advertising fee revenue increased $5.1 million, from the comparable period in the prior year, as this was the first year of implementation. Refer to the Condensed Consolidated Financial Statements, Note 10, Revenue from Contracts with Customers, for further details.
Food and Paper Costs
For the quarter, food and paper costs increased $0.2 million, or 0.6%, from the comparable period in the prior year, due to a $0.1 million decrease in food costs and a $0.3 million increase in paper costs. The increase in food and paper costs resulted primarily from higher restaurant revenue, and increased packaging costs, partially offset by lower commodity costs related to chicken.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 28.8%, from 29.0% in the comparable period of the prior year. The percentage decrease was due primarily to the lower commodity costs, noted above, partially offset by increased packaging costs.
Labor and Related Expenses
For the quarter, payroll and benefit expenses increased $0.8 million, or 3.1%, from the comparable period in the prior year. The increase was due primarily to increased labor costs resulting from the opening of new restaurants in fiscal 2017 and the first quarter of fiscal 2018, the impact of the wage increases in California and Los Angeles during fiscal 2017 and the first quarter of fiscal 2018, partially offset by lower workers' compensation expense due to lower claims activity.
For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 29.3%, up from 28.7% in the comparable period in the prior year. The increase was due primarily to wage increases in California and Los Angeles, the impact of the incremental labor required for 18 new restaurants opened during or after the first quarter of 2017, partially offset by a decrease in workers compensation expense due to a decrease in claims.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses increased $1.4 million, or 6.7%, from the comparable period of the prior year. The increase was primarily due to a $0.8 million increase in occupancy costs, due primarily to additional rent, a $0.2 million increase advertising costs, a $0.1 million increase in utilities costs, and a $0.3 million increase in other operating expenses, resulting primarily from an increase in credit card fees and restaurant security expenses. The increases resulted primarily from the new restaurants opened during or after the first quarter of 2017.
For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.2%, up from 22.0% in the comparable period of the prior year. The increase resulted primarily from rent expense, relative to revenue volume generated, and other incremental costs related to opening new restaurants in 2017 and the thirteen weeks ended March 28, 2018.
General and Administrative Expenses

For the quarter, general and administrative expenses increased $3.5 million, or 35.6%, from the comparable period in the prior year. The increase for the quarter was due primarily to (i) a $2.7 million increase in legal expense related primarily to an increase in securities class action litigation costs, (ii) a $0.4 million increase in stock compensation related expenses, primarily related to the stock modification discussed in Note 3, (iii) a $0.3 million increase in dead site costs related to costs incurred for potential new restaurant locations that we chose not to continue to pursue, and (iv) a $0.1 million increase in other general and administrative expenses.
For the quarter, general and administrative expenses as a percentage of total revenue were 12.5% up from 9.8% in the comparable period of the prior year. Excluding franchise advertising fee revenue, discussed in Note 10, general and administrative expenses as a percentage of total revenue were 13.1% up from 9.8% in the comparable period of the prior year. The percentage increase is primarily due to the cost increases discussed above.
Recovery of Securities Class Action Legal Expense
During the thirteen weeks ended March 28, 2018, we received insurance proceeds of $1.6 million related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.
Asset Impairment and Closed-Store Reserves
During the thirteen weeks ended March 28, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in a closed-store reserve of $2.8 million for the thirteen weeks ended March 28, 2018. During the thirteen weeks ended March 29, 2017, we closed one restaurant in Arizona and one restaurant in Texas, resulting in a closed store reserve of $0.8 million. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants.
Interest Expense, Net
For the quarter, interest expense, net increased by $0.1 million, or 12.4%, due to an increase in the interest rate on our debt, partially offset by a lower outstanding debt balance.
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter ended March 28, 2018 we recorded income tax receivable agreement income of $0.9 million and for the quarter ended March 29, 2017, we recorded income tax receivable agreement expense of $0.2 million.
Provision for Income Taxes
For the quarter ended March 28, 2018, we recorded an income tax provision of $1.9 million, reflecting an estimated effective tax rate of 43.5%. For the quarter ended March 29, 2017, we recorded an income tax provision of $3.5 million, reflecting an estimated effective tax rate of approximately 41.6%.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our secured revolving credit facility. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations, and working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for them. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations and expansion plans for at least the next twelve months from the issuance of the consolidated financial statements.
The following table presents summary cash flow information for the periods indicated.

	Thirteen Weeks Ended
(Amounts in thousands)	March 28, 2018	March 29, 2017
Net cash provided (used) by
Operating activities	$12,333	$19,133
Investing activities	(6,648)	(11,601)
Financing activities	(8,032)	(3,048)
Net (decrease) increase in cash	$(2,347)	$4,484

Operating Activities
For the thirteen weeks ended March 28, 2018, net cash provided by operating activities decreased by approximately $6.8 million from the comparable period of the prior year. This was due primarily to unfavorable working capital fluctuations.
Investing Activities
For the thirteen weeks ended March 28, 2018, net cash used by investing activities decreased by $5.0 million from the comparable period of the prior year. This was due primarily to opening two new company restaurants and one remodel completed in the thirteen weeks ended March 28, 2018 compared to five new restaurants and three remodels completed in the thirteen weeks ended March 29, 2017.
For the year ending December 26, 2018, we expect to incur capital expenditures of $27.0 million to $31.0 million, consisting of $13.0 to $17.0 million related to new restaurants, $6.0 million related to the remodeling of existing restaurants, and $8.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities
For the thirteen weeks ended March 28, 2018, net cash used by financing activities increased by $5.0 million from the comparable period of the prior year. This was due primarily to the prepayment of $8.0 million on the 2014 Revolver during the thirteen weeks ended March 28, 2018 compared to a prepayment of $3.0 million for the thirteen weeks ended March 29, 2017.
Debt and Other Obligations
New Credit Agreement
On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At March 28, 2018, $7.7 million of letters of credit were outstanding and $107.3 million was available to borrow under the revolving line of credit. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 3.3% to 3.4% for the thirteen weeks ended March 28, 2018, and 2.3% to 2.7% for the thirteen weeks ended March 29, 2017.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at March 28, 2018.
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
Contractual Obligations
Our contractual commitments outstanding on March 28, 2018, have not changed materially since our annual report on Form 10-K for the year ended December 27, 2017. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.
Off-Balance Sheet and Other Arrangements
As of March 28, 2018 and December 27, 2017, we were using $7.7 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of March 28, 2018, we had outstanding borrowings of $85.0 million and another $7.7 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $0.9 million on an annualized basis.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, LLC., Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from the Company's menu, which resulted in a decrease in traffic from value-conscious consumers. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees).
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification which is currently set for hearing on June 25, 2018. Defendants intend to continue to defend against the claims asserted.
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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties' stipulation staying all proceedings in the Diep action for five months pending an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors.
Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., Los Angeles Superior Court (Case No. MC026045) (the “Lancaster Lawsuit”) was filed on February 9, 2016.  Existing El Pollo Loco franchisees, Janice P. Handlers-Bryman and Michael D. Bryman, as individuals and in their capacities as trustees of the Handlers Bryman Trust (collectively, “Plaintiffs”), filed suit against us alleging, among other things, that we “imposed unreasonable time limitations” on their development of additional restaurant locations in Lancaster, California, and that we thereafter developed company-owned El Pollo Loco restaurants in the “market area” of Plaintiffs’ existing El Pollo Loco restaurant in Lancaster. Plaintiffs’ asserted claims against us for, among other things, (i) breach of the implied covenant of good faith and fair dealing, (ii) intentional interference with prospective business, and (iii) unfair business practices. In addition to an unspecified amount of damages and costs of the lawsuit, Plaintiffs sought reformation of the contract, declaratory relief, disgorgement of alleged revenues and profits, injunctive relief, and a judicial mandate requiring us to either transfer the company-owned locations to Plaintiffs or to continuously disgorge to Plaintiffs the unjust enrichment allegedly obtained by us through the operation of the company-owned restaurants in Lancaster. We denied Plaintiffs’ allegations as the franchise agreement did not grant Plaintiffs any exclusive territorial rights and, instead, expressly reserved for us the right to open and operate - and the right to grant others the right to open and operate - El Pollo Loco restaurants “in the immediate vicinity of or adjacent to” Plaintiffs’ restaurant in Lancaster. On June 7, 2016, we filed a cross-complaint against Plaintiffs for breach of the franchise agreement due to Plaintiffs’ failure to pay to us liquidated damages provided for in the franchise agreement in connection with their solicitation and/or hiring of our general manager. This counterclaim was voluntarily dismissed by us, without prejudice, on February 27, 2017, and a related action before the San Bernardino Superior Court titled El Pollo Loco, Inc. v. EPL 3766, Inc. was dismissed on April 6, 2017.  On April 24, 2017, four days before the commencement of trial, Plaintiffs filed a voluntary dismissal, without prejudice, of the Lancaster Lawsuit without any payment or other concession by us. The corresponding dismissal was entered by the court on April 25, 2017.  On May 22, 2017, Plaintiffs filed a motion for relief from the dismissal which was granted by the court on June 29, 2017.  The trial in the case was bifurcated between the liability and damages phases.  The liability phase went forward on November 16, 2017.  The only cause of action that the court allowed to go to the jury was the cause of action for breach of the covenant of good faith and fair dealing.  The court elected not to present the cause of action for intentional interference with prospective business to the jury.  (The causes of action for reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §§ 17200 et seq., and declaratory relief were not presented to the jury as these types of equitable claims are to be decided by the court as a matter of law.)  On December 11, 2017, the jury returned a verdict in favor of Plaintiffs finding that we breached the implied covenant of good faith and fair dealing by (1) constructing the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) not offering the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. Because the trial was bifurcated, the December 11, 2017 verdict did not include a determination of damages.

The damages phase of the trial went forward on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. Because the “impact damages” and “lost opportunity damages” are in large part duplicative of one another, the court announced that it would be reducing the figures to avoid impermissible double recovery. Although we are still waiting on the court’s ruling on the final damages award for breach of the implied covenant of good faith and fair dealing, we anticipate that the verdict could be reduced by as much as one-half. The court has yet to rule on the causes of action for reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §§ 17200 et seq., and declaratory relief.

The Company believes that both jury verdicts are in error due to express language of the franchise agreement and because of the prejudicial and reversible errors of the court in the earlier phases of the litigation, during the liability phase of the trial, and during the damages phase of trial.  El Pollo Loco intends to file a motion challenging the verdicts, a motion for new trial (both the liability phase and damages phase) and, if unsuccessful, will appeal the verdict and various other rulings in the case. Based on the assessment by Management, together with our legal counsel, the Company believes that the loss is currently not probable under ASC 450 and as of March 27, 2018, no accrual has been made with regard to the jury verdict.

The Company is also involved in various other claims and legal actions that arise in the ordinary course of business. The Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of income, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect its business, consolidated financial condition, results of income, and cash flows.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 27, 2017.

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

El Pollo Loco Holdings, Inc.
(Registrant)

May 7, 2018	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer

May 7, 2018	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer