Form 10-Q
period 2018-06-27
El Pollo Loco Holdings, Inc.
filed 2018-08-03
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 23, 2018, there were 38,608,810 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 27, 2018	December 27, 2017
Assets
Current assets:
Cash and cash equivalents	$13,085	$8,550
Accounts and other receivables, net	7,612	7,212
Inventories	2,077	2,289
Prepaid expenses and other current assets	3,232	2,679
Total current assets	26,006	20,730
Property and equipment owned, net	103,937	102,794
Property held under capital leases, net	28	40
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	329	377
Deferred tax assets	6,713	7,167
Other assets	1,073	1,041
Total assets	$448,648	$442,711
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$121	$132
Accounts payable	9,053	12,307
Accrued salaries and vacation	6,652	7,339
Accrued insurance	6,297	5,851
Accrued income taxes payable	90	35
Accrued interest	350	110
Current portion of income tax receivable agreement payable	12,887	8,281
Other accrued expenses and current liabilities	15,172	13,270
Total current liabilities	50,622	47,325
Revolver loan	86,000	93,000
Obligations under capital leases, net of current portion	131	184
Deferred taxes	895	—
Other intangible liabilities, net	711	786
Income tax receivable agreement payable, net of current portion	8,883	13,694
Other noncurrent liabilities	21,278	12,772
Total liabilities	168,520	167,761
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,608,810 and 38,661,850 shares issued and outstanding	387	387
Additional paid-in-capital	374,081	372,990
Accumulated deficit	(94,340)	(98,427)
Total stockholders' equity	280,128	274,950
Total liabilities and stockholder’s equity	$448,648	$442,711

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
Revenue
Company-operated restaurant revenue	$99,627	$98,885	$194,180	$192,334
Franchise revenue	6,553	6,688	12,659	13,010
Franchise advertising fee revenue	5,453	—	10,550	—
Total revenue	111,633	105,573	217,389	205,344
Cost of operations
Food and paper cost	28,681	29,146	55,916	56,218
Labor and related expenses	27,856	26,592	55,518	53,425
Occupancy and other operating expenses	22,913	21,574	44,832	42,116
Company restaurant expenses	79,450	77,312	156,266	151,759
General and administrative expenses	12,474	9,576	25,676	19,309
Franchise expenses	6,250	1,006	12,082	1,823
Depreciation and amortization	4,344	4,632	8,556	8,949
(Gain) loss on disposal of assets	(8)	434	53	659
Recovery of securities lawsuits related legal expenses	(2,429)	(511)	(4,063)	(511)
Asset impairment and closed-store reserves	3,963	384	6,782	1,255
Total expenses	104,044	92,833	205,352	183,243
Income from operations	7,589	12,740	12,037	22,101
Interest expense, net of interest income of $7 and $6 for the quarters ended June 27, 2018 and June 28, 2017, respectively, and $15 and $11 for year-to-date ended June 27, 2018 and June 28, 2017, respectively.	960	778	1,848	1,568
Income tax receivable agreement expense (income)	712	(101)	(206)	126
Income before provision for income taxes	5,917	12,063	10,395	20,407
Provision for income taxes	865	4,244	2,814	7,711
Net income	$5,052	$7,819	$7,581	$12,696
Net income per share
Basic	$0.13	$0.20	$0.20	$0.33
Diluted	$0.13	$0.20	$0.19	$0.32
Weighted-average shares used in computing net income per share
Basic	38,482,074	38,449,240	38,473,641	38,443,130
Diluted	39,043,434	39,123,961	39,015,259	39,102,501

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 27, 2018	June 28, 2017
Cash flows from operating activities:
Net income	$7,581	$12,696
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,556	8,949
Stock-based compensation expense	1,170	414
Income tax receivable agreement (income) expense	(206)	126
Loss on disposal of assets	53	659
Impairment of property and equipment	1,708	445
Closed-store reserve expense	5,074	810
Amortization of deferred financing costs	152	152
Amortization of favorable and unfavorable leases, net	(27)	(57)
Deferred income taxes, net	1,349	7,562
Changes in operating assets and liabilities:
Accounts and other receivables, net	(400)	(1,398)
Inventories	212	(18)
Prepaid expenses and other current assets	(553)	(624)
Other assets	117	37
Accounts payable	(1,051)	(1,187)
Accrued salaries and vacation	(687)	2,110
Accrued insurance	446	271
Income taxes payable	55	14
Other accrued expenses and liabilities	2,081	(353)
Restricted cash	—	125
Net cash flows provided by operating activities	25,630	30,733
Cash flows from investing activities:
Purchase of property and equipment	(13,952)	(19,040)
Net cash flows used in investing activities	(13,952)	(19,040)
Cash flows from financing activities:
Minimum tax withholdings related to net share settlements	(79)	—
Payments on revolver loan	(13,000)	(9,500)
Borrowings on revolver loan	6,000	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	—	93
Payment of obligations under capital leases	(64)	(83)
Net cash flows used in financing activities	(7,143)	(9,490)
Increase in cash and cash equivalents	4,535	2,203
Cash and cash equivalents, beginning of period	8,550	2,168
Cash and cash equivalents, end of period	$13,085	$4,371

	Twenty-Six Weeks Ended
Supplemental cash flow information	June 27, 2018	June 28, 2017
Cash paid during the period for interest	$1,593	$1,650
Cash paid during the period for income taxes	$125	$135
Unpaid purchases of property and equipment	$2,295	$4,321

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company's activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 27, 2018, the Company operated 211 and franchised 269 El Pollo Loco restaurants.
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
Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guaranteed EPL’s 2014 Revolver (see Note 4) (and guarantee the 2018 Revolver) on a full and unconditional basis, and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.
Under the 2014 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its income tax receivable agreement (the “TRA”), and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5.0 million in other restricted payments per year, and (d) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2014 Revolver.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease termination liabilities, closed-store reserves, stock-based compensation, income tax receivable agreement liability, and income tax valuation allowances.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Liquidity
The Company’s principal liquidity requirements are to service its debt and to meet capital expenditure needs. At June 27, 2018, the Company’s total debt (including capital lease liabilities) was $86.3 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $13.1 million at June 27, 2018, and available borrowings under the 2018 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the filing of the condensed consolidated financial statements.

Recovery of Securities Class Action Legal Expense
During the thirteen and twenty-six weeks ended June 27, 2018, the Company received insurance proceeds of $2.4 million and $4.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.
Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09 "Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting", which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805)—Clarifying the Definition of a Business", clarifying the definition of a business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU 2017-01 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

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

The Company adopted ASU 2014-09, and all related ASU's in the first quarter of 2018. See "Changes in Accounting Policies," below and Note 10 for further details.
Recent Accounting Pronouncements Not Yet Adopted
In June 2018, the FASB issued ASU 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for financial statements issued for annual periods beginning after December 15, 2018, and for the interim periods therein. The adoption of ASU 2018-07 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In March 2018, the FASB issued ASU 2018-05 "Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", which adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. In particular, ASU 2018-05 amends Subtopic 740-10, Income Taxes, overall, to add information regarding income tax accounting implications of the Tax Cuts and Jobs Act, as well as other paragraphs and sections related to the income tax accounting implications of the Tax Cuts and Jobs Act. There is no transition date related to this ASU, and there is no impact on the Company's consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-04 "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The Company will apply the provisions of this standard when assessing impairment of goodwill upon adoption. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Although early adoption is permitted, the Company will adopt these provisions in the first quarter of 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has $282.3 million of operating lease obligations as of June 27, 2018, and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of the lease payments, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology.

Subsequent Events
Subsequent to June 27, 2018, the Company opened one restaurant in California and one of our franchisees opened one restaurant in California and another franchisee opened one restaurant in Utah. Additionally, the Company approved the closure of one restaurant in Arizona.
Furthermore, the Company’s Board of Directors, on July 30, 2018, as part of the Company’s focus on shareholder returns, approved a share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $20.0 million of its common stock outstanding through June 26, 2019. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time.
2018 Credit Agreement
On July 13, 2018, the Company refinanced the 2014 Revolver, pursuant to a credit agreement (the "2018 Credit Agreement") among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150 million five-year senior secured revolving facility (the “2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The proceeds of the 2018 Revolver were used to refinance the 2014 Revolver and may also be used from time to time for general corporate purposes. The 2018 Revolver will mature on July 13, 2023. The obligations of EPL under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate and the obligations of each of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority (subject to permitted liens) lien on substantially all of their respective assets (subject to customary exceptions).

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published of Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed.

The 2018 Credit Agreement includes negative covenants and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on (among others) indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, negative pledges, transactions with affiliates, sale-leaseback transactions and prepayments of certain debt. The 2018 Credit Agreement also includes certain affirmative covenants and events of default.
The Company evaluated subsequent events that have occurred after June 27, 2018, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had no supplier for which amounts due totaled more than 10.0% of the Company's accounts payable at June 27, 2018. As of December 27, 2017, the Company had one supplier for which amounts due totaled 14.0% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 29.1% and 28.6% of total expenses for the thirteen and twenty-six weeks ended June 27, 2018, respectively, and 33.0% and 32.0% of total expenses for the thirteen and twenty-six weeks ended June 28, 2017, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 68.5% and 68.8% of total revenue for the thirteen and twenty-six weeks ended June 27, 2018, respectively, and 73.0% of total revenue for both the thirteen and twenty-six weeks ended June 28, 2017.
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
The Company performs annual impairment tests for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. An impairment test consists of either a qualitative assessment or a comparison of the fair value of an intangible asset with its carrying amount. The excess of the carrying amount of an intangible asset over its fair value is recognized as an impairment loss.
The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting segment and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 27, 2018 or June 28, 2017, and therefore did not record any impairment during the respective periods.
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
As of June 27, 2018 and December 27, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 27, 2018, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets:"

		Fair Value Measurements at June 27, 2018 Using			Thirteen Weeks Ended June 27, 2018	Twenty-Six Weeks Ended June 27, 2018
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$1,708	1,708

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 28, 2017, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets:"

		Fair Value Measurements at June 28, 2017 Using			Thirteen Weeks Ended June 28, 2017	Twenty-Six Weeks Ended June 28, 2017
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Property and equipment owned, net	$302	$—	$—	$302	$387	387
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of the analysis, the Company recorded a non-cash impairment charge of $1.7 million for the thirteen and twenty-six weeks ended June 27, 2018, primarily related to the carrying value of the assets of one restaurant in Arizona. The Company recorded a non-cash impairment charge of $0.4 million for the thirteen and twenty-six weeks ended June 28, 2017, primarily related to the partial carrying value of the assets of one restaurant in Texas. Given the difficulty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis, including those in the Arizona and Northern California markets. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves
When the Company closes a restaurant, it reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. There is uncertainty in the estimates of future lease costs and sublease recoveries. In addition an impairment charge is recognized for any remaining carrying value of certain restaurant assets. During the thirteen weeks ended June 27, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017. During the twenty-six weeks ended June 27, 2018, the Company closed four restaurants in Texas, all of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in a closed-store reserve expense of $2.3 million and $5.1 million for the thirteen and twenty-six weeks ended June 27, 2018, respectively. During the twenty-six weeks ended June 28, 2017, we closed one restaurant in Arizona and one restaurant in Texas, resulting in a closed store reserve expense of $0.8 million.
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
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 27, 2018 or at December 27, 2017, and did not recognize interest or penalties during the thirteen or twenty-six weeks ended June 27, 2018 or June 28, 2017, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
In fiscal 2017, President Trump signed into law "the Tax Cuts and Jobs Act”. The Tax Cuts and Jobs Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended (the "Code"). The Tax Cuts and Jobs Act contains provisions with separate effective dates but is generally effective for tax years beginning after December 31, 2017. Among other changes, the Tax Cuts and Jobs Act lowers the corporate income tax rate from 35% to21%, repeals the corporate alternative minimum tax ("AMT"), limits the deductibility of interest expense and performance based incentive compensation, allows for 100% bonus depreciation on qualified fixed asset additions placed in service on or after September 27, 2017 and implements a modified territorial tax system. For tax years beginning in 2018, 2019 and 2020, to the extent AMT credit carryovers exceed regular tax liability, 50% of the excess of AMT credit carryovers would be refundable. Any remaining AMT credits would be fully refundable in 2021. The Tax Cuts and Jobs Act impacted the Company's consolidated results of operations in the current period, and is expected to continue to impact its consolidated results of operations in future periods. Impacts from the Tax Cuts and Jobs Act include the reduction in the corporate income tax rate from 35% to 21% and additional meals subject to the 50% disallowance that were previously 100% deductible. The Company may also be subject to future disallowance of deductions for certain executive compensation as a result of the changes to the Code section 162(m). We may make further refinements to our deferred tax assets related to executive compensations based upon technical guidance that may be published and changes to current interpretations of certain provisions of the Tax Cuts and Jobs Act. Any impacts to our provision as the result of additional guidance will be recorded in the period in which the guidance is issued.

On July 30, 2014, the Company entered into the TRA, which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 27, 2018, we recorded income tax receivable agreement expense of $0.7 million and tax receivable agreement income $0.2 million, respectively, and for the thirteen and twenty-six weeks ended June 28, 2017, we recorded income tax receivable agreement income of $0.1 million and income tax receivable expense of $0.1 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

Changes in Accounting Policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

The Company adopted ASU 2014-09, with a date of initial application of December 28, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company generates a substantial amount of its revenues from company-operated restaurants. This revenue stream was not impacted by the adoption of ASU No. 2014-09, or any of the subsequent related ASU’s.

The Company applied ASU 2014-09 using the modified retrospective method - by recognizing the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of equity at December 28, 2017. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

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

The following tables summarize the impacts of adopting ASU 2014-09 on the Company’s consolidated financial statements as of and for the thirteen and twenty-six weeks ended June 27, 2018:

	Impact of changes in accounting policies
June 27, 2018 (in thousands)	As Reported	Adjustments	Balances without adoption of ASU 2014-09
Assets
Current assets:
Deferred tax assets	$6,713	$1,285	$5,428
Total assets	448,648	1,285	447,363
Liabilities and Stockholders' Equity
Current liabilities:
Other accrued expenses and current liabilities	15,172	347	14,825
Total current liabilities	50,622	347	50,275
Other noncurrent liabilities	21,278	4,364	16,914
Total liabilities	168,520	4,711	163,809
Stockholders' Equity
Accumulated deficit	(94,340)	(3,426)	(90,914)
Total stockholders' equity	280,128	(3,426)	283,554
Total liabilities and stockholder’s equity	448,648	1,285	447,363

	Thirteen Weeks Ended June 27, 2018			Twenty-Six Weeks Ended June 27, 2018
	As Reported	Adjustments	Balances without adoption of ASU 2014-09	As Reported	Adjustments	Balances without adoption of ASU 2014-09
Revenue
Franchise revenue	6,553	(56)	6,609	12,659	(68)	12,727
Franchise advertising fee revenue	5,453	5,453	—	10,550	10,550	—
Total revenue	111,633	5,397	106,236	217,389	10,482	206,907
Cost of operations
Franchise expenses	6,250	5,453	797	12,082	10,550	1,532
Total expenses	104,044	5,453	98,591	205,352	10,550	194,802
Income from operations	7,589	(56)	7,645	12,037	(68)	12,105
Income before provision for income taxes	5,917	(56)	5,973	10,395	(68)	10,463
Net income	5,052	(56)	5,108	7,581	(68)	7,649

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	June 27, 2018	December 27, 2017
Land	$12,323	$12,323
Buildings and improvements	149,218	124,056
Other property and equipment	73,530	64,712
Construction in progress	4,817	8,225
	239,888	209,316
Less: accumulated depreciation and amortization	(135,951)	(106,522)
	$103,937	$102,794

The gross value of assets under capital leases for buildings and improvements was $1.6 million as of June 27, 2018 and December 27, 2017. Accumulated depreciation for assets under capital leases was $1.5 million as of June 27, 2018 and December 27, 2017.

Depreciation expense was $4.3 million and $4.6 million for the thirteen weeks ended June 27, 2018 and June 28, 2017, respectively, and $8.6 million and $8.9 million for the twenty-six weeks ended June 28, 2017, respectively.

Based on the Company's review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $1.7 million for the thirteen and twenty-six weeks ended June 27, 2018, and $0.4 million for the thirteen and twenty-six weeks ended June 28, 2017.

3. STOCK-BASED COMPENSATION
At June 27, 2018, options to purchase 2,196,744 shares of common stock were outstanding, including 1,980,301 vested and 216,443 unvested. Unvested options vest over time; however, upon a change in control, the board may accelerate vesting. At June 27, 2018, 1,599,944 premium options, options granted above the stock price at date of grant, remained outstanding. There were no stock option exercises during the thirteen and twenty-six weeks ended June 27, 2018. For the thirteen and twenty-six ended June 28, 2017, there were stock option exercises of 17,661. For the thirteen and twenty-six weeks ended June 27, 2018, there were 120,752 stock options granted at the fair market value on the date of grant. For the thirteen and twenty-six weeks ended June 28, 2017, there were 128,252 stock options granted at the fair market value on the date of grant. At June 27, 2018, the Company had total unrecognized compensation expense of $0.7 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.3 years.
For the thirteen and twenty-six weeks ended June 27, 2018, there were no restricted shares granted. For the thirteen and twenty-six weeks ended June 28, 2017, there were 169,676 restricted shares granted at the fair market value on date of grant. At June 27, 2018, there were 113,741 unvested restricted shares outstanding. At June 27, 2018, the Company had total unrecognized compensation expense of $1.4 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.7 years.
For the thirteen and twenty-six weeks ended June 27, 2018, there were 72,116 performance stock units granted at the fair market value on date of grant. These awards are subject to service-based and market-based vesting conditions. The service period is from May 2018 to May 2019 and the market-based conditions are based on stock price. There were no performance stock units granted for the thirteen and twenty-six weeks ended June 28, 2017. At June 27, 2018, there were 72,116 unvested performance stock units outstanding. At June 27, 2018, the Company had total unrecognized compensation expense of $0.4 million related to performance stock units, which it expects to recognize over a weighted-average period of 4.9 years.
For the thirteen and twenty-six weeks ended June 27, 2018, there were 96,156 restricted units granted at the fair market value on date of grant. There were no restricted units granted for the thirteen and twenty-six weeks ended June 28, 2017. At June 27, 2018, there were 96,156 unvested restricted units outstanding. At June 27, 2018, the Company had total unrecognized compensation expense of $0.9 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 3.9 years.
In connection with the retirement of our former President and CEO, the Company has modified his previously granted equity awards to accelerate the vesting of 33,545 shares, which would have otherwise vested in May 2018, and extended the exercise ability of all his vested and outstanding options until the expiration of the original term of such options. As a result, the Company incurred incremental stock-based compensation expense of $0.3 million and $0.8 million for the thirteen and twenty-six weeks ended June 27, 2018, respectively. Total stock-based compensation expense was $0.6 million and $1.2 million for the thirteen and twenty-six weeks ended June 27, 2018, respectively, and $0.3 million and $0.4 million for the thirteen and twenty-six weeks ended June 28, 2017, respectively.

4. CREDIT AGREEMENTS
On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provided for a $200.0 million five-year senior secured revolving facility (the “2014 Revolver”). The 2014 Revolver included a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At June 27, 2018, $7.7 million of letters of credit, and $86.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $106.3 million at June 27, 2018. The 2014 Revolver will mature on or about December 11, 2019.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.75% to 2.50%, and for base rate loans the margin is in the range of 0.75% to 1.50%. The interest rate range was 3.6% to 3.7% and 3.3% to 3.7% for the thirteen and twenty-six weeks ended June 27, 2018, respectively, and 2.7% to 3.0% and 2.4% to 3.0% for the thirteen and twenty-six weeks ended June 28, 2017, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. The Company was in compliance with all such covenants at June 27, 2018. See Note 1 for restrictions on the payment of dividends under the 2014 Revolver.

On July 13, 2018, the 2014 Revolver was refinanced pursuant to a new credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, the lenders and other parties party thereto and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150.0 million five-year senior secured revolving facility (the “2018 Revolver”). For more information regarding the 2018 Credit Agreement, see “Subsequent Events ― 2018 Credit Agreement.”
Maturities
There are no required principal payments prior to maturity for the 2014 Revolver. During the thirteen and twenty-six weeks ended June 27, 2018, the Company elected to pay down $5.0 million and $13.0 million of outstanding borrowings on the Company's 2014 Revolver, respectively, primarily from its cash flow from operations. During the thirteen and twenty-six weeks ended June 28, 2017, the Company elected to pay down $6.5 million and $9.5 million, respectively, of outstanding borrowings on the Company's 2014 Revolver. On July 13, 2018, the Company refinanced the 2014 Revolver pursuant to the 2018 Credit Agreement.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	June 27, 2018	December 27, 2017
Accrued sales and property taxes	$3,974	$4,792
Gift card liability	2,065	2,319
Accrued legal fees	4,052	1,544
Other	5,081	4,615
Total other accrued expenses and current liabilities	$15,172	$13,270

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	June 27, 2018	December 27, 2017
Deferred rent	$9,982	$9,403
Franchise contract liability	5,408	620
Other	5,888	2,749
Total other noncurrent liabilities	$21,278	$12,772

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. Further settlement discussions were not successful, and the court recently certified two class of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending that overlap in part with the Olvera action and fully expects to have to defend against similar lawsuits in the future.

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
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification, and on July 3, 2018, the Court granted Plaintiffs’ motion and certified a class as to all of Plaintiffs’ claims. Defendants are currently seeking appellate review of a portion of the Court’s July 3, 2018 class certification order. Defendants intend to continue to defend against the claims asserted.

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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months pending an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors, and the action remains stayed.

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

The damages phase of the trial went forward on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code §§ 17200 et seq. The court has found El Pollo Loco liable and has issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of $4,356,600 for “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the "lost opportunity damages" awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There has been no ruling on the causes of action for reformation due to mistake and unconscionability, and declaratory relief.

The Company believes that both jury verdicts and the court's verdict are in error due to express language of the franchise agreement and because of prejudicial and reversible errors of the court in the earlier phases of the litigation, during the liability phase of the trial, and during the damages phases of the trial.  El Pollo Loco intends to file a motion challenging the verdicts, a motion for new trial (both the liability phase and damages phase) and, if unsuccessful, will appeal the verdict and various other rulings in the case. Based on the assessment by Management, together with our legal counsel, the Company believes that the loss is currently not probable under ASC 450 and as of June 27, 2018, no accrual has been made with regard to the verdict.
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
At June 27, 2018, the Company’s total estimated commitment to purchase chicken was $14.6 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of June 27, 2018, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.5 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 27, 2018 was $2.1 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
Employment Agreements
The Company has employment agreements with two of the officers of the Company on an at will basis. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions. The Company incurred $0.4 million and $0.8 million of expense related to employment agreements for the thirteen and twenty-six weeks ended June 27, 2018. There were no expenses related to employment agreements for the thirteen and twenty-six weeks ended June 28, 2017.
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

8. NET INCOME PER SHARE
Basic net income per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended June 27, 2018 and June 28, 2017. Diluted net income per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted net income per share data for the periods indicated, which are in thousands except for per share data.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
Numerator:
Net income	$5,052	$7,819	$7,581	$12,696
Denominator:
Weighted-average shares outstanding—basic	38,482,074	38,449,240	38,473,641	38,443,130
Weighted-average shares outstanding—diluted	39,043,434	39,123,961	39,015,259	39,102,501
Net income per share—basic	$0.13	$0.20	$0.20	$0.33
Net income per share—diluted	$0.13	$0.20	$0.19	$0.32
Anti-dilutive securities not considered in diluted EPS calculation	570,774	763,761	570,774	763,761

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
Weighted-average shares outstanding— basic	38,482,074	38,449,240	38,473,641	38,443,130
Dilutive effect of stock options and restricted shares	561,360	674,721	541,618	659,371
Weighted-average shares outstanding— diluted	39,043,434	39,123,961	39,015,259	39,102,501

9. RELATED PARTY TRANSACTIONS
Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 43.2% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

10. REVENUE FROM CONTRACTS WITH CUSTOMERS
Adoption of ASU 2014-09, "Revenue from Contracts with Customers"

On December 28, 2017, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts, which were not fully satisfied as of December 28, 2017. Results for reporting periods beginning after December 28, 2017, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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
The Company offers a loyalty rewards program, which awards a customer one point for ever $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of June 27, 2018 and December 27, 2017, the revenue allocated to loyalty points that have not been redeemed are $0.7 million and $0.4 million, respectively, which are reflected in the Company's accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one year period.
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

•	Franchise License - inclusive of advertising services, development agreements, training, access to plans and help desk services.

•	Discounted renewal option.

•	Hardware services.
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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of June 27, 2018, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue
The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2018
Core Market(1):
Company-operated restaurant revenue	$86,842	$169,804
Franchise revenue	3,609	6,985
Franchise advertising fee revenue	2,769	5,378
Total core market	$93,220	$182,167
Non-Core Market(2):
Company-operated restaurant revenue	$12,785	$24,376
Franchise revenue	2,944	5,674
Franchise advertising fee revenue	2,684	5,172
Total non-core market	$18,413	$35,222
Total revenue	$111,633	$217,389

(1) Core Market includes markets with existing company-operated restaurants at the Initial Public Offering (IPO) date.
(2) Non-Core Market includes markets entered into subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended	Twenty-Six Weeks Ended
	June 27, 2018
Greater Los Angeles area market	68.5%	68.8%
Other markets	31.5%	31.2%
Total	100%	100%

Contract balances
The following table provides information about the change in the franchise contract liability balances during the twenty-six weeks ended June 27, 2018 (in thousands):

December 28, 2017	$5,799
Revenue recognized - beginning balance	(174)
Additional contract liability	141
Revenue recognized - additional contract liability	(4)
June 27, 2018	$5,762

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

For the thirteen and twenty-six weeks ended June 27, 2018, there were no significant changes in the franchise contract liability balances.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 27, 2018:

Franchise revenues (in thousands):
2018	$190
2019	392
2020	396
2021	386
Thereafter	4,398
Total	$5,762

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
As of June 27, 2018, we had 480 locations in six states. In fiscal 2017, we opened 16 new company-operated and 7 new franchised restaurants across Arizona, California, Utah and Texas. For the twenty-six weeks ended June 27, 2018, we opened three new company-operated restaurants and four franchised restaurants in California, Texas, Louisiana and Utah. In 2018, we intend to open 7 to 8 new company-operated and 8 to 10 new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen and twenty-six weeks ended June 27, 2018, comparable restaurant sales decreased 0.9% and 1.0% year over year, respectively. For company-operated restaurants, comparable restaurant sales, for the thirteen and twenty-six weeks ended June 27, 2018, decreased by 1.6% and 1.8%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 2.5% decline in transactions, and a 0.9% increase in average check size and the year to date change in comparable restaurant sales consisted of a 2.1% decline in transactions, and a 0.3% increase in average check size. For franchised restaurants, comparable restaurant sales decreased 0.3% and 0.4% for the thirteen and twenty-six weeks ended June 27, 2018, respectively.
Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 27, 2018, were as follows.

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 27, 2018	2017	2016	2015
Company-operated restaurant activity:
Beginning of period	212	201	186	172
Openings	3	16	18	14
Restaurant sale to franchisee	—	—	(1)	—
Closures	(4)	(5)	(2)	—
Restaurants at end of period	211	212	201	186
Franchised restaurant activity:
Beginning of period	265	259	247	243
Openings	4	7	13	5
Restaurant sale to franchisee	—	—	1	—
Closures	—	(1)	(2)	(1)
Restaurants at end of period	269	265	259	247
System-wide restaurant activity:
Beginning of period	477	460	433	415
Openings	7	23	31	19
Closures	(4)	(6)	(4)	(1)
Restaurants at end of period	480	477	460	433
Restaurant Remodeling
We and our franchisees commenced our remodeling program in 2011 and, as of June 27, 2018, together we had remodeled 125 company-operated and 208 franchised restaurants, or 333 system-wide, over 75% of our restaurant system due to be remodeled. This includes 20 company-operated and 16 franchised restaurants that have been remodeled using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of

June 27, 2018, including new builds and remodels, we had 66 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption. As of June 27, 2018, the amount of revenue deferred related to the earned points, net of redemptions, is $0.7 million. The Company had over 850,000 loyalty program members as of June 27, 2018.
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
Recent Accounting Pronouncements
Recent accounting pronouncements are described in Note 10 to our condensed consolidated financial statements included elsewhere in this report.
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
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 27, 2018 and June 28, 2017, there were 447 and 420 comparable restaurants, 194 and 178 company-operated and 253 and 242 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
Company-operated restaurant revenue	$99,627	$98,885	$194,180	$192,334
Company restaurant expenses	79,450	77,312	156,266	151,759
Restaurant contribution	$20,177	$21,573	$37,914	$40,575
Restaurant contribution margin (%)	20.3%	21.8%	19.5%	21.1%
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
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 27, 2018	June 28, 2017	June 27, 2018	June 28, 2017
Net income	$5,052	$7,819	$7,581	$12,696
Non-GAAP adjustments:
Provision for income taxes	865	4,244	2,814	7,711
Interest expense, net of interest income	960	778	1,848	1,568
Depreciation and amortization	4,344	4,632	8,556	8,949
EBITDA	$11,221	$17,473	$20,799	$30,924
Stock-based compensation expense(a)	298	272	443	414
(Gain) loss on disposal of assets(b)	(8)	434	53	659
Recovery of securities lawsuits related legal expense(c)	(2,429)	(511)	(4,063)	(511)
Asset impairment and closed-store reserves(d)	3,963	384	6,782	1,255
Income tax receivable agreement expense (income)(e)	712	(101)	(206)	126
Securities lawsuits related legal expense(f)	3,169	1,057	6,873	1,408
Pre-opening costs(g)	211	470	423	1,097
Executive transition costs(h)	373	179	1,019	271
Adjusted EBITDA	$17,510	$19,657	$32,123	$35,643

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
During the thirteen and twenty-six weeks ended June 27, 2018, we received insurance proceeds of $2.4 million and $4.1 million and during the thirteen and twenty-six weeks ended June 28, 2017 we received insurance proceeds of $0.5 million, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

(d)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen and twenty-six weeks ended June 27, 2018, the Company determined that the carrying value of one restaurant in Arizona may not be recoverable. As a result, the Company recorded a $1.7 million expense, primarily related to the impairment of the assets of the restaurant. During the thirteen weeks ended June 27, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017. During the twenty-six weeks ended June 27, 2018, the Company closed four restaurants in Texas, all of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in a closed-store reserve of $2.3 million for the thirteen weeks ended June 27, 2018 and $5.1 million for the twenty-six weeks ended June 27, 2018. During the thirteen and twenty-six weeks ended June 28, 2017, the Company determined that the carrying value of one restaurant in Texas may not be recoverable. As a result, the Company recorded a $0.4 million expense related to the impairment of the assets of the restaurant. During the twenty-six weeks ended June 28, 2017, we closed one restaurant in Arizona and one restaurant in Texas, resulting in a closed store reserve of $0.8 million. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants.

(e)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 27, 2018 and June 28, 2017, income tax receivable agreement expense (income) consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

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
Comparison of Results of Income
Our operating results for the thirteen weeks ended June 27, 2018 and June 28, 2017, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	June 27, 2018		June 28, 2017		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$99,627	89.2	$98,885	93.7	$742	0.8
Franchise revenue	6,553	5.9	6,688	6.3	(135)	(2.0)
Franchise advertising fee revenue	5,453	4.9	—	—	5,453	N/A
Total revenue	111,633	100.0	105,573	100.0	6,060	5.7
Cost of operations
Food and paper costs(1)	28,681	28.8	29,146	29.5	(465)	(1.6)
Labor and related expenses(1)	27,856	28.0	26,592	26.9	1,264	4.8
Occupancy and other operating expenses(1)	22,913	23.0	21,574	21.8	1,339	6.2
Company restaurant expenses(1)	79,450	79.7	77,312	78.2	2,138	2.8
General and administrative expenses	12,474	11.2	9,576	9.1	2,898	30.3
Franchise expenses	6,250	5.6	1,006	1.0	5,244	521.3
Depreciation and amortization	4,344	3.9	4,632	4.4	(288)	(6.2)
(Gain) loss on disposal of assets	(8)	—	434	0.4	(442)	(101.8)
Recovery of securities lawsuits related legal expenses	(2,429)	(2.2)	(511)	(0.5)	(1,918)	375.3
Asset impairment and closed-store reserves	3,963	3.6	384	0.4	3,579	932.0
Total expenses	104,044	93.2	92,833	87.9	11,211	12.1
Income from operations	7,589	6.8	12,740	12.1	(5,151)	(40.4)
Interest expense, net of interest income	960	0.9	778	0.7	182	23.4
Income tax receivable agreement expense (income)	712	0.6	(101)	(0.1)	813	(805.0)
Income before provision for income taxes	5,917	5.3	12,063	11.4	(6,146)	(50.9)
Provision for income taxes	865	0.8	4,244	4.0	(3,379)	(79.6)
Net income	$5,052	4.5	$7,819	7.4	$(2,767)	(35.4)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended June 27, 2018 and June 28, 2017, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Twenty-Six Weeks Ended
	June 27, 2018		June 28, 2017		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$194,180	89.3	$192,334	93.7	$1,846	1.0
Franchise revenue	12,659	5.8	13,010	6.3	(351)	(2.7)
Franchise advertising fee revenue	10,550	4.9	—	—	10,550	NA
Total revenue	217,389	100.0	205,344	100.0	12,045	5.9
Cost of operations
Food and paper costs(1)	55,916	28.8	56,218	29.2	(302)	(0.5)
Labor and related expenses(1)	55,518	28.6	53,425	27.8	2,093	3.9
Occupancy and other operating expenses(1)	44,832	23.1	42,116	21.9	2,716	6.4
Company restaurant expenses(1)	156,266	80.5	151,759	78.9	4,507	3.0
General and administrative expenses	25,676	11.8	19,309	9.4	6,367	33.0
Franchise expenses	12,082	5.6	1,823	0.9	10,259	562.8
Depreciation and amortization	8,556	3.9	8,949	4.4	(393)	(4.4)
Loss on disposal of assets	53	—	659	0.3	(606)	(92.0)
Recovery of securities lawsuits related legal expenses	(4,063)	(1.9)	(511)	(0.2)	(3,552)	695.1
Asset impairment and closed-store reserves	6,782	3.1	1,255	0.6	5,527	440.4
Total expenses	205,352	94.5	183,243	89.2	22,109	12.1
Income from operations	12,037	5.5	22,101	10.8	(10,064)	(45.5)
Interest expense, net of interest income	1,848	0.9	1,568	0.8	280	17.9
Income tax receivable agreement (income) expense	(206)	(0.1)	126	0.1	(332)	(263.5)
Income before provision for income taxes	10,395	4.8	20,407	9.9	(10,012)	(49.1)
Provision for income taxes	2,814	1.3	7,711	3.8	(4,897)	(63.5)
Net income	$7,581	3.5	12,696	6.2	$(5,115)	(40.3)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue increased $0.7 million, or 0.8%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $4.0 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales. This was partially offset by a $1.6 million decrease resulting from a 1.6% decline in company-operated comparable sales, the closure of four restaurants during or subsequent to the first quarter of 2018 and three restaurants during or subsequent to the second quarter of 2017, and the net negative impact of temporary remodel closures during the second quarter of 2018 and the second quarter of 2017. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 2.5%, partially offset by an increase in average check size of 0.9%.
Year-to-date, company-operated restaurant revenue increased $1.8 million, or 1.0%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $7.5 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and the positive net impact of temporary remodel closures in the first half of 2018 and the first half of 2017. This was partially offset by a $3.4 million decrease resulting from a 1.8% decline in company-operated comparable sales, the closure of four restaurants in the first half of 2018 and five restaurants during or subsequent to the first half of 2017. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 2.1% , partially offset by an increase in average check size of 0.3%.

Franchise Revenue
For the quarter, franchise revenue decreased $0.1 million, or 2.0%, from the comparable period in the prior year. This decrease was primarily due to lower franchise fees received from franchised restaurants related to their use of our point-of-sales system, and franchise comparable restaurant sales decline of 0.3%. This was partially offset by seven new franchised restaurants opened during or after the prior year quarter.
Year-to-date, franchise revenue decreased $0.4 million, or 2.7%, from the comparable period in the prior year. This decrease was primarily due to a decline in revenue recognized from franchise agreement and development agreement fees, lower franchise fees received from franchised restaurants related to their use of our point-of-sales system, and franchise comparable restaurant sales decline of 0.4%. This was partially offset by eleven new franchised restaurants opened during or after the first quarter of 2017.
Franchise Advertising Fee Revenue
In the first quarter of 2018, we implemented Accounting Standard Update 2014-09, which requires us to present franchise advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of income. As such, franchise advertising fee revenue increased $5.5 million for the quarter and $10.6 million for the year-to-date, from the comparable period in the prior year, as this was the first year of implementation. Refer to the Condensed Consolidated Financial Statements, Note 10, Revenue from Contracts with Customers, for further details.
Food and Paper Costs
For the quarter, food and paper costs decreased $0.5 million, or 1.6%, from the comparable period in the prior year, due to a $0.6 million decrease in food costs, partially offset by a $0.1 million increase in paper costs. Year-to-date, food and paper costs decreased $0.3 million, or 0.5%, from the comparable period in the prior year, due to a $0.6 million decrease in food costs and a $0.3 million increase in paper costs. The decrease in food and paper costs, for the quarter and year-to-date periods, resulted primarily from lower transactions, and lower commodity costs related to avocados, partially offset by increased packaging costs.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 28.8%, down from 29.5% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 28.8%, down from 29.2% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to a favorable sales mix and lower commodity costs, noted above, partially offset by increased packaging costs.
Labor and Related Expenses
For the quarter, payroll and benefit expenses increased $1.3 million, or 4.8%, from the comparable period in the prior year. Year-to-date, payroll and benefit expenses increased $2.1 million, or 3.9%, from the comparable period in the prior year. The increase for the quarter and year-to-date periods was due primarily to increased labor costs resulting from the opening of 19 new restaurants in fiscal 2017 and the first half of fiscal 2018, and the impact of the wage increases in California and Los Angeles during fiscal 2017 and the first half of fiscal 2018. Additionally, the increase in the quarter-to-date period was negatively impacted by higher workers' compensation expense due to increased claims activity.
For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 28.0%, up from 26.9% in the comparable period in the prior year. Year-to-date payroll and benefit expenses as a percentage of company-operated restaurant revenue were 28.6%, up from 27.8% in the comparable period in the prior year. The increase was due primarily to wage increases in California and Los Angeles, the impact of the higher labor required for 19 new restaurants opened during or after the first quarter of 2017. Additionally, the increase in the quarter-to-date period was negatively impacted by higher workers' compensation expense due to increased claims activity.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses increased $1.3 million, or 6.2%, from the comparable period of the prior year. The increase was primarily due to a $0.4 million increase in occupancy costs, due primarily to additional rent, a $0.3 million increase in advertising costs, a $0.1 million increase in utilities costs, and a $0.5 million increase in other operating expenses, resulting primarily from an increase in repair and maintenance costs, restaurant security expenses and property tax expense. The increases resulted primarily from the new restaurants opened during or after the second quarter of 2017. Year-to-

date, occupancy and other operating expenses increased $2.7 million, or 6.4%, from the comparable period of the prior year. The increase was primarily due to a $1.2 million increase in occupancy costs, due primarily to additional rent, a $0.5 million increase in advertising costs, a $0.2 million increase in utilities costs, and a $0.8 million increase in other operating expenses, resulting primarily from an increase in restaurant security expenses, repair and maintenance costs, property tax expense and credit card fees and restaurant security expenses. The increases resulted primarily from the new restaurants opened during or after the first quarter of 2017.
For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.0%, up from 21.8% in the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.1%, up from 21.9% in the comparable period of the prior year. Both the quarter and year-to-date increase resulted primarily from rent expense, relative to revenue volume generated, and other incremental costs related to opening new restaurants in 2017 and the twenty-six weeks ended June 27, 2018.
General and Administrative Expenses
For the quarter, general and administrative expenses increased $2.9 million, or 30.3%, from the comparable period in the prior year. The increase for the quarter was due primarily to (i) a $2.4 million increase in legal expense related primarily to a $2.1 million increase in securities class action litigation costs, (ii) a $0.4 million increase in stock compensation related expenses, primarily related to the stock modification discussed in Note 3, (iii) a $0.3 million increase in professional related fees, and (iv) a $0.1 million increase in other general and administrative expenses. These increases were partially offset by a $0.3 million decrease in restaurant pre-opening costs.
Year-to-date, general and administrative expenses increased $6.4 million, or 33.0%, from the comparable period in the prior year. The increase for the quarter was due primarily to (i) a $5.1 million increase in legal expense related primarily to an increase in securities class action litigation costs, (ii) a $0.8 million increase in stock compensation related expenses, primarily related to the stock modification discussed in Note 3, (iii) a $0.4 million increase in professional related fees, (iv) a $0.2 million increase in dead site costs related to costs incurred for potential new restaurant locations that we chose not to continue to pursue, (v) a $0.2 million increase in software maintenance costs and (vi) a $0.4 million increase in other general and administrative expenses. These increases were partially offset by a $0.7 million decrease in restaurant pre-opening costs.
For the quarter, general and administrative expenses as a percentage of total revenue were 11.2% up from 9.1% in the comparable period of the prior year. Excluding franchise advertising fee revenue, discussed in Note 10, general and administrative expenses as a percentage of total revenue were 11.7% up from 9.1% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 11.8% up from 9.4% in the comparable period of the prior year. Excluding franchise advertising fee revenue, discussed in Note 10, general and administrative expenses as a percentage of total revenue were 12.4% up from 9.4% in the comparable period of the prior year. The percentage increase is primarily due to the cost increases discussed above.
Recovery of Securities Class Action Legal Expense
During the thirteen and twenty-six weeks ended June 27, 2018, we received insurance proceeds of $2.4 million and $4.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.
Asset Impairment and Closed-Store Reserves
During the thirteen and twenty-six weeks ended June 27, 2018, the Company determined that the carrying value of one restaurant in Arizona may not be recoverable. As a result, the Company recorded a $1.7 million expense, primarily related to the impairment of the assets of the restaurant. During the thirteen weeks ended June 27, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017. During the twenty-six weeks ended June 27, 2018, the Company closed four restaurants in Texas, all of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in a closed-store reserve of $2.3 million for the thirteen weeks ended June 27, 2018 and $5.1 million for the twenty-six weeks ended June 27, 2018. During the thirteen and twenty-six weeks ended June 28, 2017, the Company determined that the carrying value of one restaurant in Texas may not be recoverable. As a result, the Company recorded a $0.4 million expense related to the impairment of the assets of the restaurant. During the twenty-six weeks ended June 28, 2017, we closed one restaurant in Arizona and one restaurant in Texas, resulting in a closed store reserve of $0.8 million. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants.

Interest Expense, Net
For the quarter, interest expense, net increased by $0.2 million, or 23.4%, and for the year-to-date period, interest expense, net increased by $0.3 million, or 17.9%. Both quarter and year-to-date increases were due to an increase in the interest rate on our debt, partially offset by a lower outstanding debt balance.
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter ended June 27, 2018 and June 28, 2017, we recorded income tax receivable agreement expense of $0.7 million and income tax receivable agreement income of $0.1 million, respectively. For the year-to-date periods ending June 27, 2018 and June 28, 2017, we recorded an income tax receivable agreement income of $0.2 million and income tax receivable agreement expense of $0.1 million, respectively.
Provision for Income Taxes
For the quarter ended June 27, 2018, we recorded an income tax provision of $0.9 million, reflecting an estimated effective tax rate of 14.6%. For the quarter ended June 28, 2017, we recorded an income tax provision of $4.2 million, reflecting an estimated effective tax rate of approximately 35.2%. Year-to-date ended June 27, 2018 we recorded an income tax provision of $2.8 million, reflecting an estimated effective tax rate of approximately 27.1%. Year-to-date ended June 28, 2017 we recorded an income tax provision of $7.7 million, reflecting an estimated effective tax rate of approximately 37.8%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 27.1% for the year-to-date ended June 28, 2017 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the Company’s valuation allowance against certain state credits as a result of future forecasted income and changes to total expected TRA payments due to changes in future forecasted taxable income.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our secured revolving credit facility. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations, and working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for them. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations and expansion plans for at least the next twelve months from the filing of the condensed consolidated financial statements.
The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 27, 2018	June 28, 2017
Net cash provided (used) by
Operating activities	$25,630	$30,733
Investing activities	(13,952)	(19,040)
Financing activities	(7,143)	(9,490)
Net increase in cash	$4,535	$2,203

Operating Activities
For the twenty-six weeks ended June 27, 2018, net cash provided by operating activities decreased by approximately $5.1 million from the comparable period of the prior year. This was due primarily to a decline in profitability after non-cash items, partially offset by favorable working capital fluctuations.

Investing Activities
For the twenty-six weeks ended June 27, 2018, net cash used by investing activities decreased by $5.1 million from the comparable period of the prior year. This was due primarily to opening three new company restaurants and six remodels completed in the twenty-six weeks ended June 27, 2018 compared to nine new restaurants and seven remodels completed in the twenty-six weeks ended June 28, 2017.
For the year ending December 26, 2018, we expect to incur capital expenditures of $27.0 million to $31.0 million, consisting of $13.0 to $17.0 million related to new restaurants, $6.0 million related to the remodeling of existing restaurants, and $8.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities
For the twenty-six weeks ended June 27, 2018, net cash used by financing activities decreased by $2.3 million from the comparable period of the prior year. This was due primarily to decrease in net prepayments of $2.5 million on the 2014 Revolver during the twenty-six weeks ended June 27, 2018 compared to the twenty-six weeks ended June 28, 2017. This was partially offset by a $0.2 million increase in cash outflow related to share-based compensation-related transactions.
Debt and Other Obligations
On December 11, 2014, we refinanced our debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the 2014 Revolver. The 2014 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. At June 27, 2018, $7.7 million of letters of credit were outstanding and $106.3 million was available to borrow under the revolving line of credit.
Borrowings under the 2014 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in a range of 1.75% to 2.50%, and for base rate loans the margin is in a range of 0.75% to 1.50%. The interest rate range was 3.6% to 3.7% and for 3.3% to 3.7% the thirteen and twenty-six weeks ended June 27, 2018, respectively, and 2.7% to 3.0% and 2.4% to 3.0% for the thirteen and twenty-six weeks ended June 28, 2017, respectively.
The 2014 Revolver includes a number of negative and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dissolutions, restricted payments, and negative pledges. The 2014 Revolver also includes certain customary affirmative covenants and events of default. We were in compliance with all such covenants at June 27, 2018.
Under the 2014 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under the TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors and officers, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (c) make up to $5.0 million in other restricted payments per year, and (d) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) its lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2014 Revolver.
On July 13, 2018, the 2014 Revolver was refinanced pursuant to a credit agreement (the “2018 Credit Agreement”) among
EPL, as borrower, the Company and Intermediate, as guarantors, the lenders and other parties party thereto and Bank of
America, N.A., as administrative agent, swingline lender and L/C issuer, which provides for a $150.0 million five-year senior secured revolving facility. For more information regarding the 2018 Credit Agreement, see “Subsequent Events ― 2018 Credit
Agreement.”

Contractual Obligations

Our contractual commitments outstanding on June 27, 2018, have not changed materially since our annual report on Form 10-K for the year ended December 27, 2017. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.
Off-Balance Sheet and Other Arrangements
As of June 27, 2018 and December 27, 2017, we were using $7.7 million of borrowing capacity on the 2014 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.75% and 2.50%. As of June 27, 2018, we had outstanding borrowings of $86.0 million and another $7.7 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $0.9 million on an annualized basis.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties executed a Stipulation of Class Settlement and Release which the court refused to approve on the grounds that it did not provide sufficient compensation for the putative class members. Further settlement discussions were not successful, and the court recently certified two class of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending that overlap in part with the Olvera action and fully expects to have to defend against similar lawsuits in the future.
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
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification and on July 3, 2018, the Court granted Plaintiffs’ motion and certified a class as to all of Plaintiffs’ claims. Defendants are currently seeking appellate review of a portion of the Court’s July 3, 2018 class certification order. Defendants intend to continue to defend against the claims asserted.
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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties' stipulation staying all proceedings in the Diep action for five months pending an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors, and the action remains stayed.
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

The damages phase of the trial went forward on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code §§ 17200 et seq. The court has found El Pollo Loco liable and has issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of $4,356,600 for “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the "lost opportunity damages" awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There has been no ruling on the causes of action for reformation due to mistake and unconscionability, and declaratory relief.

The Company believes that both jury verdicts and the court's verdict are in error due to express language of the franchise agreement and because of the prejudicial and reversible errors of the court in the earlier phases of the litigation, during the liability phase of the trial, and during the damages phase of trial.  El Pollo Loco intends to file a motion challenging the verdicts, a motion for new trial (both the liability phase and damages phase) and, if unsuccessful, will appeal the verdict and various other rulings in the case. Based on the assessment by Management, together with our legal counsel, the Company believes that the loss is currently not probable under ASC 450 and as of June 27, 2018, no accrual has been made with regard to the verdict.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None. Additionally, as discussed above in (i) Part I, Item 1, Note 1, “Basis of Presentation”, and (ii) Part I, Item 2, “Liquidity and Capital Resources - Debt and Other Obligations”, our 2014 Revolver and our 2018 Revolver limit payment of dividends.
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

El Pollo Loco Holdings, Inc.
(Registrant)

August 3, 2018	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer

August 3, 2018	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer