Form 10-Q
period 2018-09-26
El Pollo Loco Holdings, Inc.
filed 2018-11-02
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 29, 2018, there were 39,066,736 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 26, 2018	December 27, 2017
Assets
Current assets:
Cash and cash equivalents	$8,142	$8,550
Accounts and other receivables, net	8,887	7,212
Inventories	2,242	2,289
Prepaid expenses and other current assets	2,450	2,679
Total current assets	21,721	20,730
Property and equipment owned, net	105,225	102,794
Property held under capital leases, net	22	40
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	304	377
Deferred tax assets	5,530	7,167
Other assets	1,541	1,041
Total assets	$444,905	$442,711
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under capital leases	$95	$132
Accounts payable	6,848	12,307
Accrued salaries and vacation	9,899	7,339
Accrued insurance	6,746	5,851
Accrued income taxes payable	2	35
Accrued interest	154	110
Current portion of income tax receivable agreement payable	12,080	8,281
Other accrued expenses and current liabilities	16,048	13,270
Total current liabilities	51,872	47,325
Revolver loan	71,000	93,000
Obligations under capital leases, net of current portion	124	184
Deferred taxes	2,188	—
Other intangible liabilities, net	677	786
Income tax receivable agreement payable, net of current portion	9,119	13,694
Other noncurrent liabilities	20,876	12,772
Total liabilities	155,856	167,761
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 39,066,736 and 38,661,850 shares issued and outstanding	391	387
Additional paid-in-capital	376,163	372,990
Accumulated deficit	(87,505)	(98,427)
Total stockholders' equity	289,049	274,950
Total liabilities and stockholder’s equity	$444,905	$442,711

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
Revenue
Company-operated restaurant revenue	$100,024	$94,982	$294,204	$287,316
Franchise revenue	6,665	6,173	19,324	19,183
Franchise advertising fee revenue	5,489	—	16,039	—
Total revenue	112,178	101,155	329,567	306,499
Cost of operations
Food and paper cost	28,349	27,851	84,265	84,069
Labor and related expenses	29,164	27,514	84,682	80,939
Occupancy and other operating expenses	24,187	22,242	69,019	64,358
Company restaurant expenses	81,700	77,607	237,966	229,366
General and administrative expenses	12,186	8,285	37,862	27,594
Franchise expenses	6,342	709	18,424	2,532
Depreciation and amortization	4,507	4,697	13,063	13,646
Loss on disposal of assets	140	65	193	724
Recovery of securities lawsuits related legal expenses	(2,036)	(634)	(6,099)	(1,145)
Asset impairment and closed-store reserves	(153)	16,038	6,629	17,293
Total expenses	102,686	106,767	308,038	290,010
Income (loss) from operations	9,492	(5,612)	21,529	16,489
Interest expense, net of interest income of $14 and $6 for the quarters ended September 26, 2018 and September 27, 2017, respectively, and $29 and $17 for year-to-date ended September 26, 2018 and September 27, 2017, respectively.	840	903	2,688	2,471
Income tax receivable agreement (income) expense	(571)	(19)	(777)	107
Income (loss) before provision (benefit) for income taxes	9,223	(6,496)	19,618	13,911
Provision (benefit) for income taxes	2,388	(2,457)	5,202	5,254
Net income (loss)	$6,835	$(4,039)	$14,416	$8,657
Net income (loss) per share
Basic	$0.18	$(0.11)	$0.37	$0.23
Diluted	$0.17	$(0.11)	$0.37	$0.22
Weighted-average shares used in computing net income per share
Basic	38,602,658	38,462,100	38,516,792	38,449,453
Diluted	39,205,090	38,462,100	39,102,130	39,101,214

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 26, 2018	September 27, 2017
Cash flows from operating activities:
Net income	$14,416	$8,657
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	13,063	13,646
Stock-based compensation expense	1,547	738
Income tax receivable agreement (income) expense	(777)	107
Loss on disposal of assets	193	724
Impairment of property and equipment	1,791	15,480
Closed-store reserve expense	4,838	1,813
Amortization of deferred financing costs	217	228
Amortization of favorable and unfavorable leases, net	(37)	(88)
Deferred income taxes, net	3,825	5,066
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,675)	(1,075)
Inventories	46	(121)
Prepaid expenses and other current assets	229	88
Other assets	113	28
Accounts payable	(2,206)	747
Accrued salaries and vacation	2,560	3,561
Accrued insurance	895	104
Income taxes payable	(33)	(117)
Other accrued expenses and liabilities	2,596	2,499
Restricted cash	—	125
Net cash flows provided by operating activities	41,601	52,210
Cash flows from investing activities:
Purchase of property and equipment	(20,711)	(28,295)
Net cash flows used in investing activities	(20,711)	(28,295)
Cash flows from financing activities:
Minimum tax withholdings related to net share settlements	(79)	—
Payments on revolver loan	(29,000)	(19,000)
Borrowings on revolver loan	6,307	—
Deferred financing costs on revolver loan	(138)	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,710	93
Payment of obligations under capital leases	(98)	(114)
Net cash flows used in financing activities	(21,298)	(19,021)
(Decrease) increase in cash and cash equivalents	(408)	4,894
Cash and cash equivalents, beginning of period	8,550	2,168
Cash and cash equivalents, end of period	$8,142	$7,062

	Thirty-Nine Weeks Ended
Supplemental cash flow information	September 26, 2018	September 27, 2017
Cash paid during the period for interest	$2,623	$2,475
Cash paid during the period for income taxes	$125	$320
Unpaid purchases of property and equipment	$1,449	$3,131

Schedule of Non-cash Transactions
Borrowing on Revolver for Financing Fees	$693	$—

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company's activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 26, 2018, the Company operated 212 and franchised 271 El Pollo Loco restaurants.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company's consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the condensed consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 27, 2017.
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
On July 13, 2018, the Company refinanced its credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, (the "2014 Revolver"), pursuant to a credit agreement (the "2018 Credit Agreement") among EPL, as borrower, the Company and EPL Intermediate, Inc. (“Intermediate"), as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving facility (the “2018 Revolver”). Under the 2018 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its income tax receivable agreement (the “TRA”), and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2018 Revolver.
Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, Intermediate, guaranteed EPL’s 2014 Revolver and guarantees the 2018 Revolver on a full and unconditional basis (see Note 4), and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease termination liabilities, closed-store reserves, stock-based compensation, income tax receivable agreement liability, contingent liabilities and income tax valuation allowances.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Liquidity
The Company’s principal liquidity requirements are to service its debt and to meet capital expenditure needs. At September 26, 2018, the Company’s total debt (including capital lease liabilities) was $71.2 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $8.1 million at September 26, 2018, and available borrowings under the 2018 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the filing of these condensed consolidated financial statements.

Recovery of Securities Class Action Legal Expense
During the thirteen and thirty-nine weeks ended September 26, 2018, the Company received insurance proceeds of $2.0 million and $6.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.
Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, "Compensation—Stock Compensation (Topic 718)—Scope of Modification Accounting", ("ASU 2017-09") which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805)—Clarifying the Definition of a Business", ("ASU 2017-01") clarifying the definition of a business. ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with the evaluation of whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU 2017-01 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash", ("ASU 2016-18"). ASU 2016-18 addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. The amendments in ASU 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statements of cash flows. The Company adopted ASU 2016-18 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments", ("ASU 2016-15"). ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow. The Company adopted ASU 2016-15 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities", ("ASU 2016-01"). The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company adopted ASU 2016-01 in the first quarter of fiscal 2018, and this adoption did not result in any impact on the Company’s consolidated financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)", ("ASU 2014-09") which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP.

The revised revenue standard was effective for public entities for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company anticipates its first presentation of changes in shareholders' equity will be included in its Form 10-Q for the first quarter of fiscal year 2019.
In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting", ("ASU 2018-07") which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for financial statements issued for annual periods beginning after December 15, 2018, and for the interim periods therein. The adoption of ASU 2018-07 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740)—Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118", "(ASU 2018-05") which adds various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118. In particular, ASU 2018-05 amends Subtopic 740-10, Income Taxes, overall, to add information regarding income tax accounting implications of the Tax Cuts and Jobs Act, as well as other paragraphs and sections related to the income tax accounting implications of the Tax Cuts and Jobs Act. There is no transition date related to this ASU, and there is no impact on the Company's consolidated financial position or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment", ("ASU 2017-04") simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The Company will apply the provisions of this standard when assessing impairment of goodwill upon adoption. ASU 2017-04 is effective for financial statements issued for annual periods beginning after December 15, 2019. The adoption of ASU 2017-04 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases", ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the requirements of ASU 2016-02 effective December 27, 2018, the first day of fiscal year 2019, and will use the cumulative-effect transition method. The Company anticipates taking advantage of the practical expedient options, which allows an entity not to reassess whether any existing or expired contracts contain leases, and lease classifications for existing or expired leases, and initial direct costs for existing leases, and the Company is further evaluating other optional practical expedients. Based upon a preliminary assessment, the Company expects that substantially all of the operations lease commitments will be subject to the new guidance. The Company has $279.7 million of operating lease obligations as of September 26, 2018, and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of the lease payments, which will have a material impact on the Company's consolidated balance sheet. However, the recognition of lease expense in the Company's consolidated statement of operations is not expected to change from the current methodology.

Subsequent Events
Subsequent to September 26, 2018, the Company closed one restaurant in California.
The Company evaluated subsequent events that have occurred after September 26, 2018, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had no supplier for which amounts due totaled more than 10.0% of the Company's accounts payable at September 26, 2018. As of December 27, 2017, the Company had one supplier for which amounts due totaled 14.0% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 29.4% and 28.8% of total expenses for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, and 27.0% and 30.0% of total expenses for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.
Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 69.3% and 69.0% of total revenue for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, and 73.0% and 75.0% of total revenue for both the thirteen and thirty-nine weeks ended September 27, 2017, respectively.
Revenue Recognition
In the first quarter of 2018 the Company implemented ASU 2014-09. Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. ASU 2014-09 defines a five-step process to achieve this core principle. Refer to Note 10, Revenue From Contracts With Customers for further details on the Company's revenue recognition policy.
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
Upon the sale or closure of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained.
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
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 26, 2018 or September 27, 2017, and therefore did not record any impairment during the respective periods.
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
As of September 26, 2018 and December 27, 2017, the Company had no assets or liabilities measured at fair value on a recurring basis.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 26, 2018, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets" (in thousands):

		Fair Value Measurements at September 26, 2018 Using			Thirteen Weeks Ended September 26, 2018	Thirty-Nine Weeks Ended September 26, 2018
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$84	$1,791

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 27, 2017, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets" (in thousands):

		Fair Value Measurements at September 27, 2017 Using			Thirteen Weeks Ended September 27, 2017	Thirty-Nine Weeks Ended September 27, 2017
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Property and equipment owned, net	$280	$—	$—	$280	$15,035	$15,480
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of the analysis, the Company recorded a non-cash impairment charge of $0.1 million and $1.8 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, which primarily related to the carrying value of the assets of one restaurant in Arizona. During the thirteen weeks ended September 27, 2017, the Company recorded a non-cash impairment charge of $15.0 million primarily related to the impairment of the assets of eight restaurants in Texas and two in California. During the thirty-nine weeks ended September 27, 2017, the Company recorded a non-cash impairment charge of $15.5 million related to the impairment of the assets of nine restaurants in Texas and two in California. Given the difficulty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis, including those in the Arizona and Northern California markets. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Closed-Store Reserves
When the Company closes a restaurant, it reviews the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and records a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. There is uncertainty in the estimates of future lease costs and sublease recoveries. The estimates of future closed-store reserves are re-evaluated and adjusted each period based on currently available information. In addition, an impairment charge is recognized for any remaining carrying value of certain restaurant assets. During the thirteen weeks ended September 26, 2018, the Company closed one restaurant in California and one restaurant in Arizona. During the thirty-nine weeks ended September 26, 2018, the Company closed six restaurants, including four locations in Texas, one in California and one in Arizona, and decided not to move forward with the development of a third location in Texas. All four Texas locations were previously impaired during the third quarter of 2017. This resulted in a closed-store reserve recovery of $0.2 million for the thirteen weeks ended September 26, 2018 for closed-store reserves recognized in prior periods and a closed-store reserve expense of $4.8 million for the thirty-nine weeks ended September 26, 2018. During the thirteen weeks ended September 27, 2017, the Company closed three restaurants in Texas, recognizing a closed-store reserve of $1.0 million. During the thirty-nine weeks ended September 27, 2017, we closed one restaurant in Arizona and four restaurants in Texas, resulting in a closed store reserve expense of $1.8 million.
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
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 26, 2018 or at December 27, 2017, and did not recognize interest or penalties during the thirteen or thirty-nine weeks ended September 26, 2018 or September 27, 2017, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
In fiscal 2017, President Trump signed into law "the Tax Cuts and Jobs Act”. The Tax Cuts and Jobs Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended (the "Code"). The Tax Cuts and Jobs Act contains provisions with separate effective dates but is generally effective for tax years beginning after December 31, 2017. Among other changes, the Tax Cuts and Jobs Act lowers the federal corporate income tax rate from 35% to 21%, repeals the corporate alternative minimum tax ("AMT"), limits the deductibility of interest expense and performance based incentive compensation, allows for 100% bonus depreciation on qualified fixed asset additions placed in service on or after September 27, 2017 and implements a modified territorial tax system. For tax years beginning in 2018, 2019 and 2020, to the extent AMT credit carryovers exceed regular tax liability, 50% of the excess of AMT credit carryovers would be refundable. Any remaining AMT credits would be fully refundable in 2021. The Tax Cuts and Jobs Act impacted the Company's consolidated results of operations in the current period, and is expected to continue to impact its consolidated results of operations in future periods. Impacts from the Tax Cuts and Jobs Act include the reduction in the federal corporate income tax rate from 35% to 21% and additional meals subject to the 50% disallowance that were previously 100% deductible. The Company may also be subject to future disallowance of deductions for certain executive compensation as a result of the changes to the Code section 162(m). We may make further refinements to our deferred tax assets related to executive compensation based upon technical guidance that may be published and changes to current interpretations of certain provisions of the Tax Cuts and Jobs Act. Any impact to our provision for income taxes as the result of additional guidance will be recorded in the period in which the guidance is issued.
On July 30, 2014, the Company entered into the TRA, which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 26, 2018, we recorded income tax receivable agreement income of $0.6 million and $0.8 million, respectively, and for the thirteen and thirty-nine weeks ended September 27, 2017, we recorded income tax receivable agreement income of less than $0.1 million and income tax receivable expense of $0.1 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

Changes in Accounting Policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

The Company adopted ASU 2014-09, with a date of initial application of December 28, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.

The Company generates a substantial amount of its revenues from company-operated restaurants. This revenue stream was not impacted by the adoption of ASU 2014-09, or any of the subsequent related ASU’s.

The Company applied ASU 2014-09 using the modified retrospective method by recognizing the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of equity at December 28, 2017. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below.

Franchise Revenue
Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees and IT support services. Rental income for subleases to franchisees are outside of the scope of the revenue standard and are within the scope of lease guidance. Franchise royalties are based upon a percentage of net sales of the franchisee and were previously recorded as income as such sales are earned by the franchisees, which will not change with the adoption of ASU 2014-09.
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
Franchise Advertising Fee Revenue
The Company's previous accounting policy was to recognize advertising funded by franchisees on a net basis in the consolidated statements of income, and as a liability within our consolidated balance sheets. Under the new guidance, we present advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of income, with no change to the consolidated balance sheets.
The adoption of this guidance did not have a material change on revenue from Company-operated restaurant revenue, gift cards or the Company's loyalty program.

The following tables summarize the impacts of adopting ASU 2014-09 on the Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine weeks ended September 26, 2018:

	Impact of changes in accounting policies
September 26, 2018 (in thousands)	As Reported	Adjustments	Balances without adoption of ASU 2014-09
Assets
Current assets:
Deferred tax assets	$5,530	$1,285	$4,245
Total assets	444,905	1,285	443,620
Liabilities and Stockholders' Equity
Current liabilities:
Other accrued expenses and current liabilities	16,048	354	15,694
Total current liabilities	51,872	354	51,518
Other noncurrent liabilities	20,876	4,309	16,567
Total liabilities	155,856	4,663	151,193
Stockholders' Equity
Accumulated deficit	(87,505)	(3,378)	(84,127)
Total stockholders' equity	289,049	(3,378)	292,427
Total liabilities and stockholder’s equity	444,905	1,285	443,620

	Thirteen Weeks Ended September 26, 2018			Thirty-Nine Weeks Ended September 26, 2018
(in thousands)	As Reported	Adjustments	Balances without adoption of ASU 2014-09	As Reported	Adjustments	Balances without adoption of ASU 2014-09
Revenue
Franchise revenue	$6,665	$(48)	$6,713	$19,324	$(116)	$19,440
Franchise advertising fee revenue	5,489	5,489	—	16,039	16,039	—
Total revenue	112,178	5,441	106,737	329,567	15,923	313,644
Cost of operations
Franchise expenses	6,342	5,489	853	18,424	16,039	2,385
Total expenses	102,686	5,489	97,197	308,038	16,039	291,999
Income (loss) from operations	9,492	(48)	9,540	21,529	(116)	21,645
Income (loss) before provision for income taxes	9,223	(48)	9,271	19,618	(116)	19,734
Net income (loss)	6,835	(48)	6,883	14,416	(116)	14,532

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 26, 2018	December 27, 2017
Land	$12,323	$12,323
Buildings and improvements	151,815	124,056
Other property and equipment	74,548	64,712
Construction in progress	3,775	8,225
	242,461	209,316
Less: accumulated depreciation and amortization	(137,236)	(106,522)
	$105,225	$102,794

The gross value of assets under capital leases for buildings and improvements was $1.5 million as of September 26, 2018 and $1.6 million as of December 27, 2017, respectively. Accumulated depreciation for assets under capital leases was $1.5 million as of September 26, 2018 and December 27, 2017.

Depreciation expense was $4.5 million and $4.7 million for the thirteen weeks ended September 26, 2018 and September 27, 2017, respectively, and $13.1 million and $13.6 million for the thirty-nine weeks ended September 27, 2017, respectively.

Based on the Company's review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.1 million and $1.8 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively and $15.0 million and $15.5 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.

3. STOCK-BASED COMPENSATION

At September 26, 2018, options to purchase 2,130,802 shares of common stock were outstanding, including 1,741,217 vested and 389,585 unvested. Unvested options vest over time; however, upon a change in control, the board may accelerate vesting. At September 26, 2018, 1,392,785 premium options, options granted above the stock price at date of grant, remained outstanding. There were 249,091 stock option exercises during the thirteen and thirty-nine weeks ended September 26, 2018. For the thirteen weeks ended September 27, 2017, there were no stock option exercises. For the thirty-nine weeks ended September 27, 2017, there were stock option exercises of 17,661. For the thirteen and thirty-nine weeks ended September 26, 2018, there were 190,520 and 311,272 stock options granted at the fair market value on the date of grant, respectively. For the thirteen weeks ended September 27, 2017, there were no stock options granted. For the thirty-nine weeks ended September 27, 2017, there were 128,252 stock options granted at the fair market value on the date of grant. At September 26, 2018, the Company had total unrecognized compensation expense of $1.4 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.52 years.
For the thirteen and thirty-nine weeks ended September 26, 2018, there were 211,060 restricted shares granted. For the thirteen and thirty-nine weeks ended September 27, 2017, there were 1,248 and 170,924 restricted shares granted, respectively at the fair market value on date of grant. At September 26, 2018, there were 316,012 unvested restricted shares outstanding. At September 26, 2018, the Company had total unrecognized compensation expense of $3.5 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 3.25 years.
For the thirteen weeks ended September 26, 2018 there were no performance stock units granted. For the thirty-nine weeks ended September 26, 2018, there were 72,116 performance stock units granted at the fair market value on date of grant. These awards are subject to service-based and market-based vesting conditions. The service period is from May 2018 to May 2019 and the market-based conditions are based on stock price. There were no performance stock units granted for the thirteen and thirty-nine weeks ended September 27, 2017. At September 26, 2018, there were 72,116 unvested performance stock units outstanding. At September 26, 2018, the Company had total unrecognized compensation expense of $0.4 million related to performance stock units, which it expects to recognize over a weighted-average period of 4.62 years.
For the thirteen weeks ended September 26, 2018 there were no restricted units granted. For the thirty-nine weeks ended September 26, 2018, there were 96,156 restricted units granted at the fair market value on date of grant. There were no restricted units granted for the thirteen and thirty-nine weeks ended September 27, 2017. At September 26, 2018, there were 96,156 unvested restricted units outstanding. At September 26, 2018, the Company had total unrecognized compensation expense of $0.9 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 3.62 years.
In connection with the retirement of our former President and CEO, the Company has modified his previously granted equity awards to accelerate the vesting of 33,545 shares, which would have otherwise vested in May 2018, and extended the exercise ability of all his vested and outstanding options until the expiration of the original term of such options. As a result, the Company incurred incremental stock-based compensation expense of $0.8 million for the thirty-nine weeks ended September 26, 2018. Total stock-based compensation expense was $0.4 million and $1.5 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, and $0.3 million and $0.7 million for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.

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
On July 13, 2018, the Company refinanced the 2014 Revolver, pursuant to a credit agreement (the "2018 Credit Agreement") among EPL, as borrower, and the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.57% to 3.84% and 3.30% to 3.84% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, and 2.96% to 2.99% and 2.44% to 2.99% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 26, 2018.

At September 26, 2018, $7.7 million of letters of credit, and $71.0 million of the 2018 Revolver were outstanding. The amount available under the 2018 Revolver was $71.3 million at September 26, 2018.
Maturities
On July 13, 2018, the Company refinanced the 2014 Revolver pursuant to the 2018 Credit Agreement. During 2018, prior to the refinancing, the Company elected to pay down $10.0 million of outstanding borrowings, net of $6.0 million in new borrowings, on the Company's 2014 Revolver primarily from its cash flow from operations. During the thirteen and thirty-nine weeks ended September 27, 2017, the Company elected to pay down $9.5 million and $19.0 million, respectively, of outstanding borrowings on the Company's 2014 Revolver. During the period ended September 26, 2018, the Company elected to pay down $13.0 million of outstanding borrowings on the 2018 Revolver primarily from its cash flow from operations. There are no required principal payments prior to maturity for the 2018 Revolver.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	September 26, 2018	December 27, 2017
Accrued sales and property taxes	$5,422	$4,792
Gift card liability	2,026	2,319
Accrued legal and professional fees	3,474	1,544
Other	5,126	4,615
Total other accrued expenses and current liabilities	$16,048	$13,270

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	September 26, 2018	December 27, 2017
Deferred rent	$10,403	$9,403
Franchise contract liability	5,456	620
Other	5,017	2,749
Total other noncurrent liabilities	$20,876	$12,772

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The court recently certified two classes of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. The deadline for the plaintiff to bring the Olvera action to trial is October 1, 2019. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending that overlap in part with the Olvera action and fully expects to have to defend against similar lawsuits in the future.

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

On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification, and on July 3, 2018, the Court granted Plaintiffs’ motion and certified a class as to all of Plaintiffs’ claims. Defendants filed a petition for appellate review of a portion of the Court's July 3, 2018 class certification order.  On October 19, 2018 the Ninth Circuit Court of Appeals denied the petition. Defendants intend to continue to defend against the claims asserted.
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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors. The action currently remains stayed.

Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., Los Angeles Superior Court (Case No. MC026045) (the “Lancaster Lawsuit”) was filed on February 9, 2016.   Existing El Pollo Loco franchisees, Janice P. Handlers-Bryman and Michael D. Bryman, as individuals and in their capacities as trustees of the Handlers Bryman Trust (collectively, “Plaintiffs”), filed suit against us alleging, among other things, that we “imposed unreasonable time limitations” on their development of additional restaurant locations in Lancaster, California, and that we thereafter developed  company-owned El Pollo Loco restaurants in the “market area” of Plaintiffs’ existing El Pollo Loco restaurant in Lancaster. Plaintiffs asserted claims against us for, among other things, (i) breach of the implied covenant of good faith and fair dealing, (ii) intentional interference with prospective business, and (iii) unfair business practices. In addition to an unspecified amount of damages and costs of the lawsuit, Plaintiffs sought reformation of the contract, declaratory relief, disgorgement of alleged revenues and profits, injunctive relief, and a judicial mandate requiring us to either transfer the company-owned locations to Plaintiffs or to continuously disgorge to Plaintiffs the unjust enrichment allegedly obtained by us through the operation of the company-owned restaurants in Lancaster. We denied Plaintiffs’ allegations as the franchise agreement did not grant Plaintiffs any exclusive territorial rights and, instead, expressly reserved for us the right to open and operate - and the right to grant others the right to open and operate - El Pollo Loco restaurants “in the immediate vicinity of or adjacent to” Plaintiffs’ restaurant in Lancaster. On June 7, 2016, we filed a cross-complaint against Plaintiffs for breach of the franchise agreement due to Plaintiffs’ failure to pay to us liquidated damages provided for in the franchise agreement in connection with their solicitation and/or hiring of our general manager. This counterclaim was voluntarily dismissed by us, without prejudice, on February 27, 2017 and a related action before the San Bernardino Superior Court, titled El Pollo Loco, Inc. v. EPL 3766, Inc., was dismissed on April 6, 2017.  On April 24, 2017, four days before the commencement of trial, Plaintiffs filed a voluntary dismissal, without prejudice, of the Lancaster Lawsuit without any payment or other concession by us. The corresponding dismissal was entered by the court on April 25, 2017. On May 22, 2017, Plaintiffs filed a motion for relief from the dismissal which was granted by the court on June 29, 2017.  The trial in the case was bifurcated between the liability and damages phases.  The liability phase went forward on November 16, 2017.  The only cause of action that the court allowed to go to the jury was the cause of action for breach of the covenant of good faith and fair dealing.  The court elected not to present the cause of action for intentional interference with prospective business to the jury.  (The causes of action for  reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §§ 17200 et seq. , and declaratory relief were not presented to the jury as these types of equitable claims are to be decided by the court as a matter of law.).  On December 11, 2017, the jury returned a verdict in favor of Plaintiffs finding that the Company breached the implied covenant of good faith and fair dealing by (1) constructing the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) not offering the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. Because the trial was bifurcated, the December 11, 2017 verdict did not include a determination of damages.

The damages phase of the trial went forward on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code §§ 17200 et seq. As part of the final judgment, the court found El Pollo Loco liable and issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of
$4,356,600 for “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the "lost opportunity damages" awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There has been no ruling on the causes of action for reformation due to mistake and unconscionability, and declaratory relief.

The Company believes that both jury verdicts and the court's verdict are in error due to express language of the franchise agreement and because of prejudicial and reversible errors of the court in the earlier phases of the litigation, during the liability phase of the trial, and during the damages phases of the trial.  On August 16, 2018, the Company filed a motion challenging the verdicts and a motion for new trial (both the liability phase and damages phase) and on September 2, 2018, the court denied those motions. On August 27, 2018, the Company filed a notice of appeal as to the entire judgment, and on October 5, 2018, the Company filed a second notice of appeal challenging the court’s denial of the post-trial motions. The Company also filed motions to stay the injunctive part of the judgment pending the appeal but both the trial court and the California Court of Appeal denied those motions. The denials have since been appealed to the California Supreme Court. The appeal is currently pending. Briefing on the merits has not yet occurred in the appellate court. Based on the assessment by Management, together with our legal trial counsel, the Company believes that the loss is currently not probable under ASC 450 and as of September 26, 2018, no accrual has been made with regard to the verdict.
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
At September 26, 2018, the Company’s total estimated commitment to purchase chicken was $7.3 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of September 26, 2018, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.5 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 26, 2018 was $2.1 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
Employment Agreements
The Company has employment agreements with two of the officers of the Company on an at will basis. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions. The Company incurred $0.8 million of expense related to employment agreements for the thirty-nine weeks ended September 26, 2018 and no expense for the thirteen weeks ended September 26, 2018. There were no expenses related to employment agreements for the thirteen and thirty-nine weeks ended September 27, 2017.
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

8. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended September 26, 2018 and September 27, 2017. Diluted net income (loss) per share is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted net income (loss) per share data for the periods indicated, which are in thousands except for per share data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
Numerator:
Net income (loss)	$6,835	$(4,039)	$14,416	$8,657
Denominator:
Weighted-average shares outstanding—basic	38,602,658	38,462,100	38,516,792	38,449,453
Weighted-average shares outstanding—diluted	39,205,090	38,462,100	39,102,130	39,101,214
Net income (loss) per share—basic	$0.18	$(0.11)	$0.37	$0.23
Net income (loss) per share—diluted	$0.17	$(0.11)	$0.37	$0.22
Anti-dilutive securities not considered in diluted EPS calculation	557,300	2,490,029	671,565	749,421

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
Weighted-average shares outstanding— basic	38,602,658	38,462,100	38,516,792	38,449,453
Dilutive effect of stock options and restricted shares	602,432	—	585,338	651,761
Weighted-average shares outstanding— diluted	39,205,090	38,462,100	39,102,130	39,101,214

9. RELATED PARTY TRANSACTIONS
Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 42.9% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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
The Company offers a loyalty rewards program, which awards a customer one point for ever $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 26, 2018 and December 27, 2017, the revenue allocated to loyalty points that have not been redeemed are $0.9 million and $0.4 million, respectively, which are reflected in the Company's accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one year period.
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

Franchise and franchise advertising revenue
Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services, and rental income for subleases to franchisees. Franchise advertising revenue consists of advertising contributions received from franchisees. These revenue streams are made up of the following performance obligations:

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of September 26, 2018, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue
The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2018
Core Market(1):
Company-operated restaurant revenue	$87,634	$257,437
Franchise revenue	3,712	10,697
Franchise advertising fee revenue	2,801	8,179
Total core market	$94,147	$276,313
Non-Core Market(2):
Company-operated restaurant revenue	$12,390	$36,767
Franchise revenue	2,953	8,627
Franchise advertising fee revenue	2,688	7,860
Total non-core market	$18,031	$53,254
Total revenue	$112,178	$329,567

(1) Core Market includes markets with existing company-operated restaurants at the Initial Public Offering (IPO) date.
(2) Non-Core Market includes markets entered into subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended	Thirty-Nine Weeks Ended
	September 26, 2018
Greater Los Angeles area market	69.3%	69.0%
Other markets	30.7%	31.0%
Total	100%	100%

Contract balances
The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 26, 2018 (in thousands):

December 28, 2017	$5,799
Revenue recognized - beginning balance	(260)
Additional contract liability	277
Revenue recognized - additional contract liability	(5)
September 26, 2018	$5,811

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

For the thirteen and thirty-nine weeks ended September 26, 2018, there were no significant changes in the franchise contract liability balances.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of September 26, 2018:

Franchise revenues (in thousands):
2018	$97
2019	396
2020	399
2021	389
Thereafter	4,530
Total	$5,811

Contract Costs
The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Concerning Forward-Looking Statements
This discussion and analysis should be read in conjunction with Item 1 above and with the condensed consolidated financial statements contained in our annual report on Form 10-K for the year ended December 27, 2017. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Outcomes may differ materially from our expectations. For more information, we direct you to the sections “Risk Factors” (as updated by “PART II-OTHER INFORMATION-Item 1A. Risk Factors.” below) and “Forward-Looking Statements” in our annual report. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law.
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
As of September 26, 2018, we had 483 locations in six states. In fiscal 2017, we opened 16 new company-operated and 7 new franchised restaurants across Arizona, California, Utah and Texas. For the thirty-nine weeks ended September 26, 2018, we opened six new company-operated restaurants and seven franchised restaurants in California, Texas, Louisiana, Arizona and Utah. In 2018, we intend to open eight new company-operated and nine to ten new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen and thirty-nine weeks ended September 26, 2018, comparable restaurant sales increased 2.6% and 0.2% year over year, respectively. For company-operated restaurants, comparable restaurant sales, for the thirteen and thirty-nine weeks ended September 26, 2018, increased by 2.0% and decreased by 0.6%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 0.7% decline in transactions, and a 2.7% increase in average check size. The year to date change in comparable restaurant sales consisted of a 1.7% decline in transactions, and a 1.1% increase in average check size. For franchised restaurants, comparable restaurant sales increased 3.0% and 0.8% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively.
Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 26, 2018, were as follows.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 26, 2018	2017	2016	2015
Company-operated restaurant activity:
Beginning of period	212	201	186	172
Openings	6	16	18	14
Restaurant sale to franchisee	—	—	(1)	—
Closures	(6)	(5)	(2)	—
Restaurants at end of period	212	212	201	186
Franchised restaurant activity:
Beginning of period	265	259	247	243
Openings	7	7	13	5
Restaurant sale to franchisee	—	—	1	—
Closures	(1)	(1)	(2)	(1)
Restaurants at end of period	271	265	259	247
System-wide restaurant activity:
Beginning of period	477	460	433	415
Openings	13	23	31	19
Closures	(7)	(6)	(4)	(1)
Restaurants at end of period	483	477	460	433
Restaurant Remodeling
We and our franchisees commenced our remodeling program in 2011 and, as of September 26, 2018, together we had remodeled 126 company-operated and 211 franchised restaurants, or 337 system-wide, over 75% of our restaurant system due to be remodeled. This includes 21 company-operated and 19 franchised restaurants that have been remodeled using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of September 26, 2018, including new builds and remodels, we had 73 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption. As of September 26, 2018, the amount of revenue deferred related to the earned points, net of redemptions, is $0.9 million. The Company had over one million loyalty program members as of September 26, 2018.
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
Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Income” in our annual report on Form 10-K for the year ended December 27, 2017, and Note 2, “Summary of Significant Accounting Policies,” to Item 8, “Financial Statements and Supplementary Data,” in our annual report. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 and Note 10 to Item 1 above.
There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K, other than the adoption of ASU 2014-09, as described in Note 1 and Note 10 to Item 1 above.
Recent Accounting Pronouncements
Recent accounting pronouncements are described in Note 1 to our condensed consolidated financial statements included elsewhere in this report.
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
Comparison of Results of Income
Our operating results for the thirteen weeks ended September 26, 2018 and September 27, 2017, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	September 26, 2018		September 27, 2017		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$100,024	89.2	$94,982	93.9	$5,042	5.3
Franchise revenue	6,665	5.9	6,173	6.1	492	8.0
Franchise advertising fee revenue	5,489	4.9	—	—	5,489	N/A
Total revenue	112,178	100.0	101,155	100.0	11,023	10.9
Cost of operations
Food and paper costs(1)	28,349	28.3	27,851	29.3	498	1.8
Labor and related expenses(1)	29,164	29.2	27,514	29.0	1,650	6.0
Occupancy and other operating expenses(1)	24,187	24.2	22,242	23.4	1,945	8.7
Company restaurant expenses(1)	81,700	81.7	77,607	81.7	4,093	5.3
General and administrative expenses	12,186	10.9	8,285	8.2	3,901	47.1
Franchise expenses	6,342	5.7	709	0.7	5,633	794.5
Depreciation and amortization	4,507	4.0	4,697	4.6	(190)	(4.0)
Loss on disposal of assets	140	0.1	65	0.1	75	115.4
Recovery of securities lawsuits related legal expenses	(2,036)	(1.8)	(634)	(0.6)	(1,402)	221.1
Asset impairment and closed-store reserves	(153)	(0.1)	16,038	15.9	(16,191)	(101.0)
Total expenses	102,686	91.5	106,767	105.5	(4,081)	(3.8)
Income from operations	9,492	8.5	(5,612)	(5.5)	15,104	(269.1)
Interest expense, net of interest income	840	0.7	903	0.9	(63)	(7.0)
Income tax receivable agreement expense (income)	(571)	(0.5)	(19)	0.0	(552)	2,905.3
Income before provision for income taxes	9,223	8.2	(6,496)	(6.4)	15,719	(242.0)
Provision for income taxes	2,388	2.1	(2,457)	(2.4)	4,845	(197.2)
Net income	$6,835	6.1	$(4,039)	(4.0)	$10,874	(269.2)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 26, 2018 and September 27, 2017, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 26, 2018		September 27, 2017		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$294,204	89.3	$287,316	93.7	$6,888	2.4
Franchise revenue	19,324	5.8	19,183	6.3	141	0.7
Franchise advertising fee revenue	16,039	4.9	—	—	16,039	NA
Total revenue	329,567	100.0	306,499	100.0	23,068	7.5
Cost of operations
Food and paper costs(1)	84,265	28.6	84,069	29.3	196	0.2
Labor and related expenses(1)	84,682	28.8	80,939	28.2	3,743	4.6
Occupancy and other operating expenses(1)	69,019	23.5	64,358	22.4	4,661	7.2
Company restaurant expenses(1)	237,966	80.9	229,366	79.8	8,600	3.7
General and administrative expenses	37,862	11.5	27,594	9.0	10,268	37.2
Franchise expenses	18,424	5.6	2,532	0.8	15,892	627.6
Depreciation and amortization	13,063	4.0	13,646	4.5	(583)	(4.3)
Loss on disposal of assets	193	0.1	724	0.2	(531)	(73.3)
Recovery of securities lawsuits related legal expenses	(6,099)	(1.9)	(1,145)	(0.4)	(4,954)	432.7
Asset impairment and closed-store reserves	6,629	2.0	17,293	5.6	(10,664)	(61.7)
Total expenses	308,038	93.5	290,010	94.6	18,028	6.2
Income from operations	21,529	6.5	16,489	5.4	5,040	30.6
Interest expense, net of interest income	2,688	0.8	2,471	0.8	217	8.8
Income tax receivable agreement (income) expense	(777)	(0.2)	107	—	(884)	(826.2)
Income before provision for income taxes	19,618	6.0	13,911	4.5	5,707	41.0
Provision for income taxes	5,202	1.6	5,254	1.7	(52)	(1.0)
Net income	$14,416	4.4	$8,657	2.8	$5,759	66.5

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue increased $5.0 million, or 5.3%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was primarily due to $4.4 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and $1.9 million from a 2.0% increase in company-operated comparable sales. This restaurant sales increase was partially offset by revenue declines from the closure of six restaurants during or subsequent to the first quarter of 2018 and three restaurants during or subsequent to the third quarter of 2017. Additionally, restaurant revenue was negatively impacted in the third quarter of 2017 by temporary restaurant closures due to Hurricane Harvey. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 2.7% partially offset by a decline in transactions of 0.7%.
Year-to-date, company-operated restaurant revenue increased $6.9 million, or 2.4%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was due to $11.8 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales partially offset by restaurant closures impacting restaurant revenue in the comparable periods. This restaurant sales increase was partially offset by a $1.5 million decrease resulting from a 0.6% decline in company-operated comparable sales and a combined $3.6 million decrease resulting from the closure of six restaurants in the first three quarters of 2018 and five restaurants during or subsequent to the third quarter of 2017. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 1.7%, partially offset by an increase in average check size of 1.1%.
Franchise Revenue
For the quarter, franchise revenue increased $0.5 million, or 8.0%, from the comparable period in the prior year. This increase was primarily due to higher franchise fees received from franchised restaurants related to their use of our point-of-sales system, a franchise comparable restaurant sales increase of 3.0% and by the opening of nine new franchised restaurants during or after the prior year quarter.
Year-to-date, franchise revenue increased $0.1 million, or 0.7%, from the comparable period in the prior year. This increase was primarily due to an increase in franchise comparable restaurant sales by 0.8%.
Franchise Advertising Fee Revenue
Beginning in Fiscal 2018, we implemented Accounting Standard Update 2014-09, which requires us to present franchise advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of income. As such, franchise advertising fee revenue increased $5.5 million for the quarter and $16.0 million for the year-to-date, from the comparable period in the prior year, as this was the first year of implementation. Refer to the Condensed Consolidated Financial Statements, Note 10, Revenue from Contracts with Customers, for further details.
Food and Paper Costs
For the quarter, food and paper costs increased $0.5 million, or 1.8%, from the comparable period in the prior year, due to a $0.3 million increase in food costs and a $0.2 million increase in paper costs. Year-to-date, food and paper costs increased $0.2 million, or 0.2%, from the comparable period in the prior year, due to a $0.5 million increase in paper costs partially offset by a $0.3 million decrease in food costs. The increase in food and paper costs, for the quarter and year-to-date periods, resulted primarily from higher company-operated restaurant revenue, partially offset by lower commodity costs related to avocados.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 28.3%, down from 29.3% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 28.6%, down from 29.3% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to an increase in pricing, a favorable sales mix, lower commodity costs, as noted above, partially offset by increased packaging costs.
Labor and Related Expenses
For the quarter, payroll and benefit expenses increased $1.7 million, or 6.0%, from the comparable period in the prior year. Year-to-date, payroll and benefit expenses increased $3.7 million, or 4.6%, from the comparable period in the prior year. The increase for the quarter and year-to-date periods was due primarily to increased labor costs resulting from new restaurants opened in fiscal 2017 and the first three quarters of fiscal 2018, and the impact of the wage increases in California and Los Angeles during fiscal 2017 and the first three quarters of fiscal 2018. Additionally, the increase in the quarter was negatively impacted by higher workers' compensation expense due to increased claims activity.
For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 29.2%, up from 29.0% in the comparable period in the prior year. Year-to-date payroll and benefit expenses as a percentage of company-operated restaurant revenue were 28.8%, up from 28.2% in the comparable period in the prior year. The increase was due primarily to wage increases in California and Los Angeles, the impact of the higher labor required for 6 new restaurants opened during or after the first quarter of 2018. Additionally, the increase in the quarter was negatively impacted by higher workers' compensation expense due to increased claims activity. Partially offsetting these increases were impacts due to an increase in pricing.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses increased $1.9 million, or 8.7%, from the comparable period of the prior year. The increase was primarily due to a $0.4 million increase in occupancy costs, due primarily to additional rent, a $0.3 million increase in advertising costs, a $0.4 million increase in utilities costs, and a $0.4 million increase in other controllable expenses, resulting primarily from an increase in operating supply costs and trash collection costs. The increases related primarily to the new restaurants opened during or after the third quarter of 2017. Year-to-date, occupancy and other operating expenses increased $4.7 million, or 7.2%, from the comparable period of the prior year. The increase was primarily due to a $1.6 million increase in occupancy costs, due primarily to additional rent, a $0.8 million increase in advertising costs, a $0.5 million increase in utilities costs, and a $0.9 million increase in other controllable expenses, resulting primarily from an increase in restaurant security expenses, operating supply costs and trash collection costs. The increases resulted primarily from the new restaurants opened during or after the first quarter of 2017.
For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.2%, up from 23.4% in the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.5%, up from 22.4% in the comparable period of the prior year. Both the quarter and year-to-date increase resulted primarily from rent expense, relative to revenue volume generated, and other incremental costs related to opening new restaurants in 2017 and the thirty-nine weeks ended September 26, 2018.
General and Administrative Expenses
For the quarter, general and administrative expenses increased $3.9 million, or 47.1%, from the comparable period in the prior year. The increase for the quarter was due primarily to (i) a $2.7 million increase in legal expenses related primarily to an increase in securities class action litigation costs and (ii) a $1.1 million increase in estimated management bonus expenses.
Year-to-date, general and administrative expenses increased $10.3 million, or 37.2%, from the comparable period in the prior year. The year-to-date increase was due primarily to (i) an $8.2 million increase in legal expense related primarily to an increase in securities class action litigation costs, (ii) a $0.8 million increase in stock compensation related expenses, primarily related to the stock modification discussed in Note 3 of the accompanying Condensed Consolidated Financial Statements, and (iii) a $0.8 million increase in severance costs related to executive terminations.
For the quarter, general and administrative expenses as a percentage of total revenue were 10.9% up from 8.2% in the comparable period of the prior year. Excluding franchise advertising fee revenue, discussed in Note 10, general and administrative expenses as a percentage of total revenue were 11.4% up from 8.2% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 11.5% up from 9.0% in the comparable period of the prior year. Excluding franchise advertising fee revenue, discussed in Note 10, general and administrative expenses as a percentage of total revenue were 12.1% up from 9.0% in the comparable period of the prior year. The percentage increase is primarily due to the cost increases discussed above.
Recovery of Securities Class Action Legal Expense
During the thirteen and thirty-nine weeks ended September 26, 2018, we received insurance proceeds of $2.0 million and $6.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.
Asset Impairment and Closed-Store Reserves
During the thirty-nine weeks ended September 26, 2018, the Company determined that the carrying value of one restaurant in Arizona may not be recoverable. As a result, during the thirteen and thirty-nine weeks ended September 26, 2018, the Company recorded a $0.1 million and $1.8 million expense, respectively, related to the impairment of the assets of the restaurant. During the thirteen weeks ended September 26, 2018, the Company closed one restaurant in California and one restaurant in Arizona. During the thirty-nine weeks ended September 26, 2018, the Company closed six restaurants, including four locations in Texas, one in California and one in Arizona, and decided not to move forward with the development of a third location in Texas. All four Texas locations were previously impaired during the third quarter of 2017. This resulted in a closed-store reserve recovery of $0.2 million for the thirteen weeks ended September 26, 2018 and a closed-store reserve expense of $4.8 million for the thirty-nine weeks ended September 26, 2018, respectively. During the thirteen and thirty-nine weeks ended September 27, 2017, the Company determined that the carrying value of several restaurants in Texas and California may not be recoverable. As a result, during the thirteen weeks ended September 27, 2017, the Company recorded a non-cash impairment charge of $15.0 million primarily related to the impairment of the assets of eight restaurants in Texas and two in California. During the thirty-nine weeks ended September 27, 2017, the Company recorded a non-cash impairment charge of $15.5 million related to the impairment of the assets of nine restaurants in Texas and two in California. During the thirteen weeks ended September 27, 2017, the Company closed three restaurants in Texas, recognizing a closed-store reserve of $1.0 million. During the thirty-nine weeks ended September 27, 2017, we closed one restaurant in Arizona and four restaurants in Texas, resulting in a closed store reserve of $1.8 million. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants. The estimates of future closed-store reserves are re-evaluated and adjusted each period based on currently available information.

Interest Expense, Net
For the quarter, interest expense, net decreased by $0.1 million, or 7.0%, and for the year-to-date period, interest expense, net increased by $0.2 million, or 8.8%. For the quarter, the decrease was due to a lower outstanding debt balance. For the year-to-date period, the increase was primarily due to an increase in the interest rate on our revolving debt during 2018.
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the quarter ended September 26, 2018 and September 27, 2017, we recorded income tax receivable agreement income of $0.6 million and a minimal amount of income tax receivable agreement income, respectively. For the year-to-date periods ending September 26, 2018 and September 27, 2017, we recorded an income tax receivable agreement income of $0.8 million and income tax receivable agreement expense of $0.1 million, respectively.
Provision for Income Taxes
For the quarter ended September 26, 2018, we recorded an income tax provision of $2.4 million, reflecting an estimated effective tax rate of 25.9%. For the quarter ended September 27, 2017, we recorded an income tax benefit of $2.5 million, reflecting an estimated effective tax rate of approximately 37.8%. Year-to-date ended September 26, 2018 we recorded an income tax provision of $5.2 million, reflecting an estimated effective tax rate of approximately 26.5%. Year-to-date ended September 27, 2017 we recorded an income tax provision of $5.3 million, reflecting an estimated effective tax rate of approximately 37.8%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 26.5% for the year-to-date ended September 26, 2018 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the Company’s valuation allowance against certain state credits as a result of future forecasted income and changes to total expected TRA payments due to changes in future forecasted taxable income.
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
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 26, 2018 and September 27, 2017, there were 449 and 423 comparable restaurants, 195 and 179 company-operated and 254 and 244 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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
Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution excludes certain costs, such as general and administrative expenses, depreciation and amortization, asset impairment and closed-store reserve and other costs that are considered normal operating costs and accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of shareholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue.

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants, and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation, or superior to, or as substitutes for the analysis of our results as reported under GAAP. Management uses restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods, and to evaluate our restaurant financial performance compared with our competitors. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors, because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Restaurant contribution and restaurant contribution margin may also assist investors in evaluating our business and performance relative to industry peers and provide greater transparency with respect to the Company's financial condition and results of operation.
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
Restaurant contribution:
Income (loss) from operations	$9,492	$(5,612)	$21,529	$16,489
Add (less):
General and administrative expenses	12,186	8,285	37,862	27,594
Franchise expenses	6,342	709	18,424	2,532
Depreciation and amortization	4,507	4,697	13,063	13,646
Loss on disposal of assets	140	65	193	724
Franchise revenue	(6,665)	(6,173)	(19,324)	(19,183)
Franchise advertising fee revenue	(5,489)	—	(16,039)	—
Recovery of securities lawsuits related legal expenses	(2,036)	(634)	(6,099)	(1,145)
Asset impairment and closed-store reserves	(153)	16,038	6,629	17,293
Restaurant contribution	$18,324	$17,375	$56,238	$57,950

Company-operated restaurant revenue:
Total revenue	$112,178	$101,155	$329,567	$306,499
Less:
Franchise revenue	(6,665)	(6,173)	(19,324)	(19,183)
Franchise advertising fee revenue	(5,489)	—	(16,039)	—
Company-operated restaurant revenue	$100,024	$94,982	$294,204	$287,316

Restaurant contribution margin (%)	18.3%	18.3%	19.1%	20.2%

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 26, 2018	September 27, 2017	September 26, 2018	September 27, 2017
Net income (loss)	$6,835	$(4,039)	$14,416	$8,657
Non-GAAP adjustments:
Provision (benefit) for income taxes	2,388	(2,457)	5,202	5,254
Interest expense, net of interest income	840	903	2,688	2,471
Depreciation and amortization	4,507	4,697	13,063	13,646
EBITDA	$14,570	$(896)	$35,369	$30,028
Stock-based compensation expense(a)	377	324	820	738
Loss on disposal of assets(b)	140	65	193	724
Recovery of securities lawsuits related legal expense(c)	(2,036)	(634)	(6,099)	(1,145)
Asset impairment and closed-store reserves (recovery)(d)	(153)	16,038	6,629	17,293
Income tax receivable agreement expense (income)(e)	(571)	(19)	(777)	107
Securities lawsuits related legal expense(f)	3,659	933	10,532	2,341
Pre-opening costs(g)	276	429	699	1,526
Executive transition costs(h)	31	—	1,050	271
Adjusted EBITDA	$16,293	$16,240	$48,416	$51,883

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
During the thirteen and thirty-nine weeks ended September 26, 2018, we received insurance proceeds of $2.0 million and $6.1 million, respectively, and during the thirteen and thirty-nine weeks ended September 27, 2017 we received insurance proceeds of $0.6 million and $1.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

(d)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirty-nine weeks ended September 26, 2018, the Company determined that the carrying value of one restaurant in Arizona may not be recoverable. As a result, the Company recorded a non-cash impairment charge of $0.1 million and $1.8 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, primarily related to the impairment of the assets of the restaurant. During the thirteen weeks ended September 26, 2018, the Company closed one restaurant in California and one restaurant in Arizona. During the thirty-nine weeks ended September 26, 2018, the Company closed six restaurants, including four locations in Texas, one in California and one in Arizona, and decided not to move forward with the development of a third location in Texas. All four Texas locations were previously impaired during the third quarter of 2017. This resulted in a closed-store reserve recovery of $0.2 million for the thirteen weeks ended September 26, 2018 and a closed-store reserve expense of $4.8 million for the thirty-nine weeks ended September 26, 2018. During the thirty-nine weeks ended September 27, 2017, the Company determined that the carrying value of several restaurants may not be recoverable. As a result, the Company recorded a non-cash impairment charge of $15.0 million primarily related to the impairment of the assets of eight restaurants in Texas and two in California. During the thirty-nine weeks ended September 27, 2017, the Company recorded a non-cash impairment charge of $15.5 million expense related to the impairment of the assets of nine restaurants in Texas and two in California. During the thirteen weeks ended September 27, 2017, the Company closed three restaurants in Texas, recognizing a closed-store reserve of $1.0 million. During the thirty-nine weeks ended September 27, 2017, we closed one restaurant in Arizona and four restaurants in Texas, resulting in a closed store reserve of $1.8 million. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants. The estimates of future closed-store reserves are re-evaluated and adjusted each period based on currently available information.

(e)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 26, 2018 and September 27, 2017, income tax receivable agreement expense (income) consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

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
The following table presents summary cash flow information for the periods indicated.

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 26, 2018	September 27, 2017
Net cash provided by (used in)
Operating activities	$41,601	$52,210
Investing activities	(20,711)	(28,295)
Financing activities	(21,298)	(19,021)
Net (decrease) increase in cash	$(408)	$4,894

Operating Activities
For the thirty-nine weeks ended September 26, 2018, net cash provided by operating activities decreased by approximately $10.6 million from the comparable period of the prior year. This was due primarily to a decline in profitability after non-cash items as well as less favorable working capital fluctuations in the current period.
Investing Activities
For the thirty-nine weeks ended September 26, 2018, net cash used in investing activities decreased by $7.6 million from the comparable period of the prior year. This was due primarily to opening six new company restaurants and six remodels completed in the thirty-nine weeks ended September 26, 2018 compared to nine new restaurants and seven remodels completed in the thirty-nine weeks ended September 27, 2017.
For the year ending December 26, 2018, we expect to incur capital expenditures of $25.0 million to $27.0 million, consisting of $13.0 to $15.0 million related to new restaurants, $5.0 million related to the remodeling of existing restaurants, and $7.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities
For the thirty-nine weeks ended September 26, 2018, net cash used in financing activities increased by $2.3 million from the comparable period of the prior year. This was due primarily to an increase in net prepayments of $3.7 million on the revolving debt facilities during the thirty-nine weeks ended September 26, 2018 compared to the thirty-nine weeks ended September 27, 2017. This was partially offset by a $1.6 million increase in cash outflow related to share-based compensation-related transactions.
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
On July 13, 2018, the Company refinanced the 2014 Revolver, pursuant to a credit agreement (the "2018 Credit Agreement") among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.57% to 3.84% and 3.30% to 3.84% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, and 2.96% to 2.99% and 2.44% to 2.99% for the thirteen and thirty-nine weeks ended September 27, 2017, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 26, 2018.

At September 26, 2018, $7.7 million of letters of credit, and $71.0 million of the 2018 Revolver were outstanding. The amount available under the 2018 Revolver was $71.3 million at September 26, 2018.

Contractual Obligations
Our contractual commitments outstanding on September 26, 2018, have not changed materially since our annual report on Form 10-K for the year ended December 27, 2017. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.
Off-Balance Sheet and Other Arrangements
As of September 26, 2018 and December 27, 2017, we were using $7.7 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.25% and 2.25%. As of September 26, 2018, we had outstanding borrowings of $71.0 million and another $7.7 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The court recently certified two classes of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. The deadline for the plaintiff to bring the Olvera action to trial is October 1, 2019. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending that overlap in part with the Olvera action and fully expects to have to defend against similar lawsuits in the future.

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

On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification, and on July 3, 2018, the Court granted Plaintiffs’ motion and certified a class as to all of Plaintiffs’ claims. Defendants filed a petition for appellate review of a portion of the Court's July 3, 2018 class certification order.  On October 19, 2018 the Ninth Circuit Court of Appeals denied the petition. Defendants intend to continue to defend against the claims asserted.
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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors. The action currently remains stayed.

Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., Los Angeles Superior Court (Case No. MC026045) (the “Lancaster Lawsuit”) was filed on February 9, 2016.   Existing El Pollo Loco franchisees, Janice P. Handlers-Bryman and Michael D. Bryman, as individuals and in their capacities as trustees of the Handlers Bryman Trust (collectively, “Plaintiffs”), filed suit against us alleging, among other things, that we “imposed unreasonable time limitations” on their development of additional restaurant locations in Lancaster, California, and that we thereafter developed  company-owned El Pollo Loco restaurants in the “market area” of Plaintiffs’ existing El Pollo Loco restaurant in Lancaster. Plaintiffs asserted claims against us for, among other things, (i) breach of the implied covenant of good faith and fair dealing, (ii) intentional interference with prospective business, and (iii) unfair business practices. In addition to an unspecified amount of damages and costs of the lawsuit, Plaintiffs sought reformation of the contract, declaratory relief, disgorgement of alleged revenues and profits, injunctive relief, and a judicial mandate requiring us to either transfer the company-owned locations to Plaintiffs or to continuously disgorge to Plaintiffs the unjust enrichment allegedly obtained by us through the operation of the company-owned restaurants in Lancaster. We denied Plaintiffs’ allegations as the franchise agreement did not grant Plaintiffs any exclusive territorial rights and, instead, expressly reserved for us the right to open and operate - and the right to grant others the right to open and operate - El Pollo Loco restaurants “in the immediate vicinity of or adjacent to” Plaintiffs’ restaurant in Lancaster. On June 7, 2016, we filed a cross-complaint against Plaintiffs for breach of the franchise agreement due to Plaintiffs’ failure to pay to us liquidated damages provided for in the franchise agreement in connection with their solicitation and/or hiring of our general manager. This counterclaim was voluntarily dismissed by us, without prejudice, on February 27, 2017 and a related action before the San Bernardino Superior Court, titled El Pollo Loco, Inc. v. EPL 3766, Inc., was dismissed on April 6, 2017.  On April 24, 2017, four days before the commencement of trial, Plaintiffs filed a voluntary dismissal, without prejudice, of the Lancaster Lawsuit without any payment or other concession by us. The corresponding dismissal was entered by the court on April 25, 2017. On May 22, 2017, Plaintiffs filed a motion for relief from the dismissal which was granted by the court on June 29, 2017.  The trial in the case was bifurcated between the liability and damages phases.  The liability phase went forward on November 16, 2017.  The only cause of action that the court allowed to go to the jury was the cause of action for breach of the covenant of good faith and fair dealing.  The court elected not to present the cause of action for intentional interference with prospective business to the jury.  (The causes of action for  reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §§ 17200 et seq. , and declaratory relief were not presented to the jury as these types of equitable claims are to be decided by the court as a matter of law.).  On December 11, 2017, the jury returned a verdict in favor of Plaintiffs finding that the Company breached the implied covenant of good faith and fair dealing by (1) constructing the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) not offering the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. Because the trial was bifurcated, the December 11, 2017 verdict did not include a determination of damages.

The damages phase of the trial went forward on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-owned El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code §§ 17200 et seq. As part of the final judgment, the court found El Pollo Loco liable and issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of
$4,356,600 for “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the "lost opportunity damages" awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There has been no ruling on the causes of action for reformation due to mistake and unconscionability, and declaratory relief.

The Company believes that both jury verdicts and the court's verdict are in error due to express language of the franchise agreement and because of prejudicial and reversible errors of the court in the earlier phases of the litigation, during the liability phase of the trial, and during the damages phases of the trial.  On August 16, 2018, the Company filed a motion challenging the verdicts and a motion for new trial (both the liability phase and damages phase) and on September 2, 2018, the court denied those motions. On August 27, 2018, the Company filed a notice of appeal as to the entire judgment, and on October 5, 2018, the Company filed a second notice of appeal challenging the court’s denial of the post-trial motions. The Company also filed motions to stay the injunctive part of the judgment pending the appeal but both the trial court and the California Court of Appeal denied those motions. The denials have since been appealed to the California Supreme Court. The appeal is currently pending. Briefing on the merits has not yet occurred in the appellate court. Based on the assessment by Management, together with our legal trial counsel, the Company believes that the loss is currently not probable under ASC 450 and as of September 26, 2018, no accrual has been made with regard to the verdict.

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
Item 1A. Risk Factors.

A recent court judgment includes an injunction which could have an adverse impact on our business, financial conditions and results of operations in 2019 and beyond.

Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system. A key part of this expansion is our ability to enter into franchise agreements for restaurants to be located in certain desirable geographic areas. In a recent lawsuit in the Los Angeles Superior Court, an existing franchisee challenged our right to open new restaurants within a certain distance from that franchisee’s existing restaurant. A jury found in favor of the franchisee and, among other things, the trial court issued injunctive relief requiring us to revise our franchise agreement and franchise disclosure document in a manner that substantively changes our rights and obligations, including with respect to territorial exclusivity and the locating of new restaurants. See Item 1. Legal Proceedings for additional information. We are appealing that decision and have filed a motion to stay the injunctive relief ordered, but until an appellate court either grants us a stay of the injunction or reverses the trial court ruling, we will be required to amend our franchise agreements and franchise disclosure documents to include the terms specified in the injunction in any new franchise agreements we may enter into. If we delay entering into franchise agreements for new restaurants while we await the appellate court rulings, our growth in 2019 and beyond may decrease our expected franchise revenue. If we comply with the injunctive requirements related to territorial exclusivity and the locating of new restaurants while the appeal is pending, and/or if the appeal is unsuccessful, the revised franchise agreements may limit our ability to open restaurants in certain desirable locations. The Company is evaluating its options pending the appellate court ruling on the stay of the injunction. If the Company’s request for a stay of the injunction is not granted, our business, financial condition and results of operations may be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None. Additionally, as discussed above in (i) Part I, Item 1, Note 1, “Basis of Presentation”, and (ii) Part I, Item 2, “Liquidity and Capital Resources - Debt and Other Obligations”, our 2014 Revolver and our 2018 Revolver limit payment of dividends.
Item 3. Defaults of Senior Securities.
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

El Pollo Loco Holdings, Inc.
(Registrant)

November 2, 2018	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer

November 2, 2018	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer