Form 10-K
period 2018-12-26
El Pollo Loco Holdings, Inc.
filed 2019-03-08
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 27, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $245 million, deeming purely for purposes of this calculation all directors and executive officers and Trimaran Pollo Partners, L.L.C. to be affiliates.
As of February 28, 2019, there were 38,962,766 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2019 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2018 fiscal year.

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

•	vulnerability to changes in consumer preferences and economic conditions;

•	vulnerability to conditions in the greater Los Angeles area;

•	vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;

•	ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;

•	delayed or canceled future restaurant openings;

•	restaurant closures, due to financial performance or otherwise;

•	increases in chicken and other input costs;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illness, particularly avian flu;

•	dependence on frequent and timely deliveries of food and supplies;

•	problems with our primary distributor;

•	our history of net losses, including the possibility of future net losses;

•	our ability to service our level of indebtedness;

•	our ability to compete successfully with other quick-service and fast casual restaurants;

•	underperformance of new menu items, advertising campaigns, and restaurant designs and remodeling activity;

•	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy;

•	our limited control over our franchisees;

•	potential liability for franchisee acts;

•	ability to protect our name and logo and other proprietary intellectual property;

•	loss of the abilities, experience, and knowledge of current directors and officers;

•	matters relating to employment and labor laws;

•	impact from litigation such as wage and hour class action lawsuits;

•	labor shortages and increased labor costs;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	status of our relationships with franchisees;

•	impact from federal, state, and local regulations relating to preparation and sale of food, zoning and building codes, and employee, environmental, taxation and other matters;

•	impact from our income tax receivable agreement;

•	conflicts of interest with our largest stockholders;

•	that El Pollo Loco Holdings, Inc. is a holding company with no operations that relies on its operating subsidiaries to provide it with funds;

•	timing of our emerging growth company eligibility under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	the impact of any security breaches of confidential customer information in connection with our electronic process of credit and debit card transactions;

•	the impact of any failure of our information technology system or any breach of our network security;

•	changes in accounting standards; and

•	other risks described under Risk Factors.

PART I
Unless otherwise specified in this Annual Report on Form 10-K ("Annual Report"), or the context otherwise requires, terms “El Pollo Loco,” “the Company,” “our company,” “we,” “us,” and “our” mean El Pollo Loco Holdings, Inc. (“Holdings”), together with its subsidiaries.

ITEM 1.	BUSINESS
Our Company
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+.” Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. Every day in every restaurant, we marinate and fire-grill our chicken over open flames, and slice whole tomatoes, avocados, serrano peppers, and cilantro to make our salsas, guacamole, and cilantro dressings from scratch. The design of our kitchens reveals our Mexican-inspired cooking process and allows our customers to watch our Grill Masters and team members fire-grill and hand-cut our signature chicken, as well as team members make burritos, salads, tostadas, bowls, stuffed quesadillas, and chicken entrees.
We offer our customers healthier alternatives to traditional food on the go, served by our team members in a colorful, bright, and contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Double Pollo Bowl, and Stuffed Chicken Avocado Quesadilla. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.
El Pollo Loco is Spanish for “The Crazy Chicken.” We were organized as a Delaware corporation in 2005. We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 484 restaurants, comprised of 213 company-operated and 271 franchised restaurants as of December 26, 2018. Our restaurants are located in California, Arizona, Nevada, Texas, Utah and Louisiana. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.
The Company operates in one operating segment. Financial information about our operations, including our revenues and expenses for fiscal 2018, 2017 and 2016, and our total assets as of the end of fiscal 2018 and 2017, is included in our "Audited Consolidated Financial Statements" and accompanying "Notes to Consolidated Financial Statements" in this Annual Report, see "Item 8. Financial Statements and Supplementary Data."
Our Industry
The restaurant industry is divided into two segments: full service and limited service. Full service is comprised of the casual dining, mid-scale, and fine dining sub-segments. Limited service is comprised of the QSR and fast casual sub-segments. QSRs are traditional fast food restaurants with average check sizes of $3.00 to $8.00. Fast casual is a limited or self-service format with average check sizes of $8.00 to $12.00 that offers food prepared to order within a generally more upscale establishment.
We operate within the broader LSR segment, and we strive to offer the food and dining experience of a fast casual restaurant and the speed, value, and convenience of a QSR. We strive to offer menu options that are made with fresh ingredients and provide a healthier alternative to typical fast food, which are also inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles.
Our Competitive Strengths
We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:
Differentiated Restaurant Concept with Broad Appeal. We believe that our food, served in contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of our core Hispanic family market and appeal to the broader general market who seek convenient and high-quality meals at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated, fire-grilled chicken and Mexican-inspired entrees containing distinctive ingredients such as avocados, mangos, and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and allow our customers the option to create their favorite flavor profiles using our freshly-prepared salsas before they enjoy their meals in our dining rooms or take their meals to go from the counter or the drive-thru. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained Grill Masters, provides a layer of competitive insulation around our restaurant model. We believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast casual and QSR segments. We seek to position ourselves as a differentiated restaurant concept, which we believe sources traffic from both dining segments and, as a result, we expect it to drive transaction growth in the future.
Mexican-Inspired, Fresh-Made Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and Mexican-inspired entrees. With menu items such as our signature individual chicken meals, family dinners, Chicken Tostada Salad, Pollo Bowl®, Chicken Avocado Burrito, and Double Chicken Avocado Salad, we believe that we offer our customers a healthier alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are prepared in-restaurant using fresh ingredients, including our bone-in chicken and chicken breast filets, rice, salsas, and cilantro dressing. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken to order. Our team members create our salsas, and cilantro dressings with fresh tomatoes, avocados, serrano peppers, and cilantro. In addition, our rice is seasoned, and simmered in our restaurants throughout each day.
Our bone-in chicken meals and Mexican-inspired entrees accounted for 46% and 54% of our company-operated restaurant sales, respectively, in 2018. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our more-portable Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, enabling us to generate sales almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a healthier and convenient alternative for mothers and families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In 2018, approximately 28% of our company-operated sales were generated from family-sized meals.
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
Operations Infrastructure that Allows for Real-Time Control, Fast Feedback, and Innovation. We believe that satisfying our customers’ dining needs is the foundation for our business, and we have an operations platform that allows us to measure our performance in meeting and exceeding those needs. We utilize an operations dashboard that aggregates real-time, restaurant-level information for many aspects of our business. The dashboard provides corporate and field management, as well as restaurant-level operators, with insight into how we are performing both from the customer’s perspective and also through the eyes of experienced third-party auditors.
Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We seek to position ourselves as a differentiated QSR+ business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In 2018, our company-operated restaurants generated average annual sales per restaurant of approximately $1.8 million and restaurant-level contribution margins of 19.0%.
Experienced Leadership. Most of our senior management team has extensive operating experience in the restaurant industry. Effective March 12, 2018, Bernard Acoca commenced as our new President and Chief Executive Officer ("CEO"). Stephen J. Sather, our CEO since 2010 retired effective March 12, 2018.
Other members of the senior leadership team include Larry Roberts as our Chief Financial Officer, Hector Munoz as our Chief Marketing Officer and Jennifer Jaffe as our Chief People Officer.
Our Growth Strategy
We believe that we are well-positioned for sales growth because of our strong appeal to our core Hispanic family market, appeal to the broader general market, signature fire-grilled chicken, disciplined business model, and strong unit economics. We plan to continue to expand our business, drive restaurant sales growth, maintain strong margins, and enhance our competitive positioning by executing on the following strategies:
Expand Our Restaurant Base. As discussed below under “Site Selection and Expansion—Restaurant Development,” we plan to continue to expand our restaurant base.
We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. Our investment model targets an average new unit cash investment of approximately $0.8 to $1.7 million, net of tenant allowances, and in a restaurant's third full year of operations, an AUV of approximately $1.8 million and a cash on cash return in excess of 20%, although there is no guarantee these targets will be met. New restaurant performance in outer markets, which include San Francisco/San Jose, Sacramento, Phoenix, Houston and Dallas are currently below these targets.
Increase Our Comparable Restaurant Sales. Our system has experienced annual comparable restaurant sales growth for eight consecutive years through our fiscal year ended December 26, 2018. We aim to build on this momentum by increasing customer frequency, attracting new customers, and improving per-person spend. Furthermore, we believe that we are well positioned to benefit from shifting culinary and demographic trends in the United States.
Menu Strategy and Evolution. We will continue to adapt our menu to create family-sized dinner options and lunch entrees that complement our signature fire-grilled chicken, and are inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles. We believe that we have opportunities for menu innovation as we look to increase customer frequency and target the dinner segment. In addition, we will continue to tap into the need for healthier offerings by building on the success of our fire-grilled chicken and “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the convenience and value that our customers have come to expect.
Increase Brand Awareness and Consumer Engagement. We engage customers through our seasonal product calendar, which features new variations of menu items like our Chicken Tostada Salads and Stuffed Quesadillas. Our key points of differentiation are communicated through our advertising campaign, which highlights the brand's authenticity and our Grill Masters' expertise and dedication to high-quality grilled chicken. We tailor our message from television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program and social media platform where we engage in more personalized marketing.
The Loco Rewards loyalty program was launched on June 13, 2017. As of December 26, 2018, there were 1,164,217 members in the Loco Rewards loyalty program. The program offers one point for every dollar customers spend and a $10 reward when they achieve 100 points. Customers earn points primarily by scanning the El Pollo Loco app on Apple iOS or Android at the point of purchase, or by using the app to scan the barcode on their paper receipt anytime within 24 hours of their purchase. We build segmented dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend.
Within our restaurants we continue to engage our customers with point-of-purchase marketing material at various points along their path to purchase to further drive our differentiation.
Restaurant Design. In 2016 we launched our newest restaurant design called Vision. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of December 26, 2018, including new builds and remodels, we had 99 restaurants open with the Vision design in our system.
Maintain Strong Margins. Since 2011, our restaurant contribution margin has ranged from 18.7% in 2011 to a high of 21.9% in 2014. Restaurant contribution margin was 19.0% in fiscal 2018. While rising labor costs as a result of tighter labor markets and rising minimum wages, along with moderate commodity inflation, continue to challenge unit profitability, we believe we can maintain strong margins through a combination of growing sales, price increases, labor efficiencies and other cost savings.
Site Selection and Expansion
Restaurant Development
We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In 2018, we opened eight new company-operated restaurants and nine new franchised restaurants.
Sales and profit performance in our outer markets are below our expectations. While we continue to execute operations and marketing initiatives to improve the sales and profit performance in these markets, we are slowing our overall unit growth. As a result, we expect that overall unit development in 2019 will be lower than 2018. During 2018, we closed seven company-

operated restaurants in Texas, California and Arizona. For a discussion of the impairment of these restaurants, see below in "Item 1A. Risk Factors—Risks Related to Our Business and Industry—We have incurred, and may continue to incur, significant impairment of certain of our assets, in particular in our new markets."
In fiscal 2019, we intend to open three to four new company-operated and three to five new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons as described below in "Item 1A. Risk Factors," including competition for customers, sites, franchisees, employees, licenses, and financing.
Site Selection Process
We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has extensive experience building such brands as Taco Bell, The Habit, Carl's Jr., Baskin Robbins, Wendy’s, Denny's, Johnny Rockets and Dunkin’ Brands. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.
Based on our experience and results, we are currently focused on developing freestanding sites with drive-thrus along with select in-line locations. Our restaurants perform well in a variety of neighborhoods, which gives us greater flexibility and lowers operating risk when selecting new restaurant locations.
We approve new restaurants only after formal review by our real estate site approval committee, which includes most of our senior management, and we monitor restaurants’ on-going performances to inform future site selection decisions.
Restaurant Construction
After identifying a lease site, we commence our restaurant build-out. Our new restaurants are either ground-up prototypes or retail space conversions. On average, it takes approximately 12 to 18 months from specific site identification to restaurant opening. Our restaurants are constructed in approximately 10 to 15 weeks. In order to maintain consistency of food and customer service, as well as our colorful, bright, and contemporary restaurant environment, we have set processes and timelines to follow for all restaurant openings.
Restaurant Management and Operations
Service
We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our cashiers are trained on the menu items that we offer and offer customers thoughtful suggestions to enhance the ordering process. Our team members and managers are responsible for our service and dining room environment with a focus on hospitality, team members seek to engage in conversation with our customers to ensure satisfaction.  In addition, constant monitoring of the dining room occurs to ensure the fresh salsa bar and beverage station are clean and supplied with products.
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
Managers and Team Members
Each of our restaurants typically has a general manager, an assistant manager and two to three shift leaders. There are between 20 and 35 team members per restaurant, who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for 8 to 12 restaurants. Overseeing the area leaders are three directors of operations who report to a senior director of operations. An additional senior director of operations oversees our area leaders and franchisees in Texas. Franchise operations are supported by three directors of franchise and the restaurant development team is supported by four directors who all currently report to the Vice President, Development and Franchise.
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
Franchise Program
We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 26, 2018, there were a total of 271 franchised restaurants. Franchisees range in size from single-restaurant operators to the largest franchisee, which owned 60 restaurants as of December 26, 2018. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 26, 2018, approximately 75% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.
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
Marketing and Advertising
We strive to distinguish the El Pollo Loco brand by building a brand equity that we believe not only accentuates our strengths but also deepens the strong emotional connections we have with our customers. In October 2018, we completed codifying our brand architecture in a comprehensive brand book, which will shape our strategic brand decisions and influence how we communicate the El Pollo Loco brand to consumers. We promote our restaurants and products by emphasizing our points of differentiation, from our fresh ingredients and made-from-scratch preparation, to the cooking of our citrus-marinated chicken on open fire grills in our kitchens, as well as the convenience and quality we offer for families.
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

Our Loco Rewards loyalty program uses points, rewards, and offers to build engagement with our customers. Customers access the program on elpolloloco.com and the El Pollo Loco iOS Apple and Android app. We build segmented dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend. To keep customers engaged with the program, unannounced offers, called "Surprise and Delights" are awarded based on that customer’s transaction history. We communicate offers, loyalty updates and other Loco Rewards campaigns to customers via in-app messaging, mobile phone push notifications and email.

Our online ordering program makes it easy for customers to skip the line and order ahead. Available for every location and accessible from elpolloloco.com or the El Pollo Loco mobile app, any order can be placed and paid for before arriving at the restaurant. During the third quarter of 2018, we added the ability for customers to pay for online orders with their mobile phones using a stored value component built into our app, as well as the capability to e-gift El Pollo Loco to a friend or a family member. For additional convenience, as of December 26, 2018, 200 company and 176 franchise locations offered integrated delivery through a third party service.

In 2004 we created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities has provided over 15,000 meals per year to underprivileged families, through organizations like Food on Foot, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates.
Purchasing and Distribution
Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our restaurants in Texas utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 40% of our total food and paper costs for 2018. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from one to two years depending on current and expected market conditions. We currently source poultry from six suppliers, with two accounting for approximately 67% of our planned purchases for fiscal 2019. We have fixed prices for 100% of our poultry supply through the end of 2019.
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
Competition
We operate in the restaurant industry, which is highly competitive and fragmented. The number, size, and strength of competitors varies by region. Our competition includes a variety of locally-owned restaurants and national and regional chains that offer dine-in, carry-out, and delivery services. Our competition from the broadest perspective includes restaurants, pizza parlors, convenience food stores, delicatessens, supermarkets, and club stores. There are no significant direct competitors with respect to menus that feature marinated, fire-grilled chicken. However, we indirectly compete with fast casual restaurants, including Chipotle, Panera, Qdoba, and Rubio’s, among others, and with chicken-specialty QSRs and Mexican QSRs, such as Chick-fil-A, Church’s Chicken, KFC, Popeyes Louisiana Kitchen, Del Taco and Taco Bell, among others.
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
For a discussion of the various regulatory and compliance risks that we face, see below under "Item 1A. Risk Factors.”
Management Information Systems
All of our company-operated and franchised restaurants use computerized point-of-sale and back-office systems, which we believe can scale to support our long-term growth plans. Our point-of-sale system provides a touch-screen interface and is integrated with segmented Europay, Mastercard and Visa tokenized high speed credit and gift card processing hardware. Our point-of-sale system is used to collect daily transaction data, which provides daily sales and product mix information that we actively analyze.
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
Employees
As of December 26, 2018, we had approximately 5,573 employees, of whom approximately 5,410 were hourly restaurant employees comprised of 4,522 crewmembers, 198 general managers, 202 assistant managers, 438 shift leaders, and 50 employees in limited-time roles as acting managers or as managers in training. The remaining 163 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.
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
Recent Developments
On October 29, 2018, we entered into an employment agreement with Hector Munoz which sets forth the terms and conditions under which he will serve as the Company’s Chief Marketing Officer. The term of the agreement commenced on December 1, 2018 and will expire on the eighteen-month anniversary thereof, provided that the term will automatically extend for an additional one-year period on each expiration date thereof (with non-renewal thereof by us treated the same as termination without cause).
On January 24, 2019, the parties reached an agreement in principle to settle all claims and allegations brought on behalf of putative class members in Superior Court of the State of California, County of Orange under the caption Elliott Olvera, et al. v. El Pollo Loco, Inc., et al. (Case No. 30-2014-00707367-CU-OE-CXC), as well as all wage and hour claims brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867). See additional information presented in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations brought on behalf of putative class members in United States District Court, Central District of California under the caption Turocy v. El Pollo Loco Holdings, Inc. et al., (Case No. 8:15-cv-01343-DOC-KES).  See additional information presented in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
Available Information
We make available free of charge on our Internet website our Annual Reports, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (15 U.S.C. 78m(a) or 78o(d)), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Internet address is www.elpolloloco.com. The contents of our Internet website are not part of this annual report, and are not incorporated by reference. Our Internet address is provided as an inactive textual reference only.
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
Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 69.2% of our revenue in fiscal 2018 and approximately 72.9% in fiscal 2017. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, but not limited to, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. We believe that an increase in unemployment would have a negative impact on transactions in our restaurants. As a result of our concentration in the greater Los Angeles area, we have been disproportionately affected by the above adverse economic conditions as compared to other national chain restaurants.
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
One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened eight new company-operated restaurants in fiscal 2018 and plan to open three to four in fiscal 2019. Our franchisees opened nine new restaurants in fiscal 2018 and plan to open three to five in fiscal 2019. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

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
During fiscal 2018, we determined that the carrying value of assets at certain restaurants may not be recoverable. As a result, we recorded a $5.1 million impairment expense primarily related to four restaurants, in Arizona, California and Texas, including a restaurant in Texas that opened in early 2018. During fiscal 2017, we determined that the carrying value of the assets of 21 restaurants, in Arizona, California and Texas, may not be recoverable. Additionally, we made a strategic decision to close two additional restaurants in Texas. As a result, we recorded a $32.6 million impairment expense. The impairment expense for fiscal 2017 included an impairment expense of $27.7 million, representing the entire remaining value of capitalized assets of all of our company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of our Texas restaurants included operating results, which indicated that the restaurants would not achieve the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets. Given the difficulty in projecting results for newer restaurants in newer markets, we are also monitoring the recoverability of the carrying value of the assets of several other restaurants on an ongoing basis, including those in the Arizona and Northern California markets. For those restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material. Asset impairments outside of Texas, or impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.
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
Our principal food product is chicken. In fiscal 2018, 2017, and 2016, the cost of chicken included in our product cost was approximately 11.0%, 11.3%, and 12.4%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. A major driver of the price of corn, which is the primary feed source for chicken, has been the increasing demand for corn by the ethanol industry as an alternative fuel source, as most ethanol plants in the United States primarily use corn to make ethanol. This increased demand on the nation’s corn crop has had and may continue to have an unfavorable impact on chicken prices. Additionally, environmental and animal rights regulations or voluntary programs could increase the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.
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
Although we have exhibited positive net income in 2014 to 2017, before fiscal 2014, we incurred net losses in each of the preceding seven fiscal years. We also incurred a net loss in 2018 due to two legal settlements. We may incur net losses in the future, and we cannot guarantee that we will sustain profitability.
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
We have substantial debt service obligations. At December 26, 2018, our total debt was $74.2 million (including capital lease obligations), and we had $67.5 million of credit available under our secured revolving credit facility, which was reduced by $8.5 million from outstanding letters of credit.
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
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. As of December 26, 2018, our top 10 franchisees operated 66% of our franchised restaurants and two franchisees operated 34% of our franchised restaurants. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.
As of December 26, 2018 we had executed development agreements that represent commitments to open 44 franchised restaurants at various dates through 2022. Although we have developed criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees that we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. Failures of developers and franchisees to open and operate franchises successfully could materially and adversely affect our reputation, brand, business, financial condition, results of operations, cash flows, and ability to attract prospective franchisees.
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
We accept electronic payment cards from our customers in our restaurants. Customers also have the ability to pay for online orders with their mobile phones using a stored value component built into our app. For the fiscal year ended December 26, 2018, approximately 55% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information, and we may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.
We also sell and accept for payment, El Pollo Loco gift cards, and our loyalty rewards program provides points that can be redeemed for purchases. Like credit and debit cards, gift cards and rewards points are vulnerable to theft, whether physical or electronic. We believe that our gift cards are primarily vulnerable to physical theft, as we have implemented gift card policies such as requiring a physical card to be presented when redeeming value from a gift card; however, there could be instances of non-compliance with these policies. We believe that, due to their electronic nature, rewards points and payment information stored within our app are primarily vulnerable to hacking. Customers affected by any loss of data or funds could litigate against us, and security breaches or even unsuccessful attempts at hacking could harm our reputation, and guarding against or responding to hacks could require significant time and resources.
We also receive and maintain certain personal information about our customers and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as the results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information. Privacy and information security laws and regulations change over time, including the California Consumer Privacy Act (“CCPA”) which is due to take effect January 1, 2020. Compliance with the CCPA and other legal and regulatory changes may result in cost increases due to necessary system and process changes. Further, despite our diligent efforts, we may not be successful in complying with such regulations due to both internal and external factors. Noncompliance could result in fines and/or proceedings against us by governmental agencies or others. There could also be uncertainty surrounding compliance with privacy laws in other jurisdictions such as state-specific laws which may conflict with existing legislation or future laws and regulations.
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
We rely upon the accumulated knowledge, skills, and experience of the members of our board of directors, our executive officers, and our key employees. If they were to leave us or become incapacitated, we might suffer in our planning and execution of business strategy and operations, impacting our brand and financial results. We also do not maintain any key employee life insurance policies for any of our employees.
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
Our business is subject to the risk of litigation by employees, consumers, suppliers, stockholders, and others through private actions, class actions, administrative proceedings, regulatory actions, and other litigation. The outcome of litigations, particularly class and regulatory actions, is difficult to assess or quantify. In recent years, restaurant companies, including us, have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state laws regarding workplace and employment conditions, discrimination, and similar matters. A number of these lawsuits have resulted in payments of substantial damages by the defendants. Similar lawsuits have been instituted from time to time alleging violations of various federal and state wage and hour laws regarding, among other things, employee meal deductions, overtime eligibility of managers, and failure to pay for all hours worked. In the past, we have been a party to wage and hour class action lawsuits and are currently a party to such lawsuits on behalf of purported classes. See additional information presented in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
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
We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. The California minimum wage rose to $10.50 per hour on January 1, 2017, $11.00 per hour on January 1, 2018 and $12.00 per hour on January 1, 2019 and is scheduled to rise to (i) $13.00 per hour on January 1, 2020, (ii) $14.00 per hour on January 1, 2021, and (iii) $15.00 per hour on January 1, 2022, subject, in each case, to the governor’s ability to pause any scheduled increase

(“off-ramp” provisions) for one year if either economy or budget conditions are met. Initial determinations are to be made by the governor by August 1 of each year prior to a January increase. The governor makes the final determination by September 1. Thereafter, the state minimum wage is to be indexed annually for inflation.
Local minimum wages may exceed or ramp up faster than state levels. In particular, the minimum wage in the City of Los Angeles and the unincorporated areas of the County of Los Angeles is scheduled to rise to $15.00 by July 1, 2020 in accordance with a June 2015 ordinance: (i) from July 1, 2017, $12.00, (ii) from July 1, 2018, $13.25, (iii) from July 1, 2019, $14.25, (iv) from July 1, 2020, $15.00, (v) from July 1, 2022, indexed to inflation. On September 29, 2015, the Board of Supervisors of the County of Los Angeles adopted an ordinance amending the Los Angeles County Code and establishing a countywide minimum wage covering unincorporated areas of the county following the same schedule.
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
In 2018, approximately 69% of our revenue, excluding franchise advertising revenue, came from company-operated and franchised restaurants in the greater Los Angeles area, including 10% from the City of Los Angeles, 37% from other incorporated cities in the County of Los Angeles, and 1% from unincorporated areas of the County of Los Angeles. Those restaurants that are not directly covered by these ordinances may be covered by future ordinances, may face competitive or political pressures to match these wage levels, or may suffer from any regional economic distress caused by these ordinances.
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

The Patient Protection and Affordable Care Act of 2010 (the “PPACA”) requires employers such as us to provide adequate and affordable health insurance for all qualifying employees or to pay a monthly per-employee fee or penalty for non-compliance. In past years, we experienced a marginal enrollment increase in our health plans with newly eligible employees as a result of the PPACA. In early 2017, the PPACA was undermined through executive and Congressional action and in March 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act (the "AHCA"). The House of Representatives recently voted to pass the AHCA and the Senate is currently expected to consider an alternative version of the AHCA. It is expected that Congress will continue to consider this or similar legislation to amend or repeal significant provisions of the PPACA, but it remains uncertain when or if the provisions of such legislation will become law, or the extent to which any changes may impact our business. Any future cost increases may be material and could lead to future modifications to our business practices that may be disruptive to our operations and impact our ability to attract and retain personnel.
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
In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and subject to associated liabilities, including liabilities for clean-up costs, personal injury, or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our results of operations would be materially and adversely affected. See above under "Item 1. “Business—Environmental Matters.”
We are required to pay our pre-IPO owners for certain tax benefits, which amounts are expected to be material.
We entered into an income tax receivable agreement (the “TRA”) with the stockholders of the Company immediately prior to the initial public offering ("IPO"), which provides for payment by us to our pre-IPO stockholders of 85% of the amount of cash savings, if any, in federal, state, local, and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of an early termination by us or a change of control) as a result of the utilization of our net operating losses and other tax attributes attributable to periods prior to July 2014 together with interest accrued at a rate of LIBOR plus 200 basis points from the date the applicable tax return is due (without extension) until paid.
Our payments under the TRA may be material. As of December 26, 2018, we had an accrued payable related to this agreement of approximately $13.9 million. In fiscal 2018, we paid $7.3 million to our pre-IPO stockholders under the TRA.
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

Our growth strategy depends in part on opening new restaurants in existing and new markets and expanding our franchise system. A key part of this expansion is our ability to enter into franchise agreements for restaurants to be located in certain desirable geographic areas. In a recent lawsuit in the Los Angeles Superior Court, an existing franchisee challenged our right to open new restaurants within a certain distance from that franchisee’s existing restaurant. A jury found in favor of the franchisee and, among other things, the trial court issued an injunction requiring us to revise our franchise agreement and franchise disclosure document in a manner that limits our rights to open new restaurants within certain proximities of existing franchised restaurants. See additional information presented in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report. We are appealing that decision, and our motion to stay the injunctive relief was denied by the trial and appellate courts. We therefore are now required to use an amended franchise agreement and franchise disclosure document that includes the terms specified in the injunction, including constraints on the locations at which we can open new restaurants. Although most of the locations protected from development by the injunction are not in markets in which we had intended to open restaurants under our current growth strategy, nevertheless, and especially in existing markets with many franchised restaurants, the injunctive relief may adversely impact our growth, which may adversely affect our business, financial condition and results of operations.
Risks Related to Ownership of Our Common Stock
If the ownership of our common stock continues to be highly concentrated, it may prevent you and other minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 42.9% of our outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of our common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called. Currently, three of our nine directors, including our chairman, are affiliated with Trimaran or Freeman Spogli.
This concentration of ownership may delay, deter, or prevent acts that would be favored by our other stockholders. While our board has determined that director John Roth, a general partner of Freeman Spogli and its CEO, satisfies the criteria for an independent director under NASDAQ Global Select market (the “NASDAQ") rules, the interests of Trimaran and Freeman Spogli may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control of us. Also, Trimaran and Freeman Spogli may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership may adversely affect the trading price of our common stock, because investors may perceive disadvantages in owning shares of a company with significant stockholders.
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
Under our secured revolving credit facility, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, (ii) pay under its TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to our secured revolving credit facility.
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
We can remain an “emerging growth company” for up to five years from our IPO, or until the earliest of (a) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (b) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (c) the date on which we have issued more than $1 billion in non-convertible debt securities in the preceding three-year period.
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
In particular, as disclosed under "Item 9A. Controls and Procedures,” in the Form 10-K for 2016, in the process of evaluating the effectiveness of our internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 28, 2016. These and future deficiencies or weaknesses, whether or not identified or remediated, or failure to achieve and maintain an effective internal control environment generally, could have a material adverse effect on our business, our finances and financial reporting, and our stock price.
The market price and trading volume of our common stock have been and may be volatile, which could result in rapid and substantial losses for our stockholders.
The market price of our common stock has fluctuated and may continue to fluctuate, or may decline significantly in the future. Shares of our common stock were sold in our IPO in July 2014 at a price of $15.00 per share, and our common stock has subsequently traded as high as $41.70 and as low as $9.05. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

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
These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including recently. In addition, in the past, following periods of volatility in the overall market and decreases in the market price of a company’s securities, securities class action litigation has often been instituted against that company. We are currently defending against such litigation. See additional information presented in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report. Such litigation could result in substantial costs and a diversion of our management’s attention and resources.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. No lock-up agreements presently are in effect. LLC presently owns approximately 42.9% of our outstanding common stock and could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied.
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
As of February 28, 2019, we had an aggregate of 156,948,363 shares of common stock authorized, unissued, and not reserved for incentive plan issuance. We may issue all of these shares of common stock without any action or approval by our stockholders, subject to certain exceptions. Any common stock issued in connection with our incentive plan, the exercise of outstanding stock options, or otherwise would dilute the percentage ownership held by all other stockholders.
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
As of December 26, 2018, our restaurant system consisted of 484 restaurants, comprised of 213 company-operated restaurants and 271 franchised restaurants, located in California, Arizona, Nevada, Texas, Louisiana and Utah. In addition, we currently license our brand to one restaurant in the Philippines. We have not included this licensed restaurant as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation.

State	Company- Operated	Franchised	Total
California	167	216	383
Nevada	22	5	27
Arizona	7	19	26
Texas	16	23	39
Utah	1	7	8
Louisiana	—	1	1
Total	213	271	484
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
Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, currently operating 12 and licensing 3 to franchisees. In addition, we operate 201 company-operated restaurants on leased real estate, an owned operating unit with additional parking on leased real estate, and have another 15 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have six closed units and two units subleased for uses other than El Pollo Loco.
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
For information regarding legal proceedings, see "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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

	Low	High
Fiscal 2017:
First Quarter (December 29, 2016-March 29, 2017)	$10.75	$13.55
Second Quarter (March 30, 2017-June 28, 2017)	$11.50	$14.85
Third Quarter (June 29, 2017-September 27, 2017)	$11.00	$14.35
Fourth Quarter (September 28, 2017-December 27, 2017)	$9.55	$12.55
Fiscal 2018:
First Quarter (December 28, 2017-March 28, 2018)	$9.05	$10.95
Second Quarter (March 29, 2018-June 27, 2018)	$9.20	$11.75
Third Quarter (June 28, 2018-September 26, 2018)	$11.00	$14.40
Fourth Quarter (September 27, 2018-December 26, 2018)	$12.04	$16.95
As of February 28, 2019, the closing price per share of our common stock on the NASDAQ was $15.13.
As of February 28, 2019, there were approximately 50 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories. As of the same date, there were approximately 25,000 registered and beneficial accounts.
Dividend Policy
We did not pay dividends in 2018 and 2017 and do not expect to pay dividends in the foreseeable future because we intend to use cash flow generated by operations to grow our business. Any future determination otherwise will be at the discretion of our board of directors and depend upon our financial condition, results of operations, capital requirements, and other factors. In addition, the 2018 Revolver (defined below) restricts our ability to pay dividends. See "Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Other Obligations—Current Credit Agreement," “Item 1A. Risk Factors—Risks Related to Ownership of Our Common Stock,” and "Note 1. Description of Business" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

Issuer Purchases of Equity Securities
The following table summarizes the Company's purchases of common stock under a Stock Repurchase Program (as defined below) and withholdings of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees related to awards under our compensation plans in the quarterly period ended December 26, 2018 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
September 27, 2018 to October 24, 2018	—	$—	—	$20,000
October 25, 2018 to November 21, 2018	—	$—	—	$20,000
November 22, 2018 to December 26, 2018	66,746	$14.78	66,409	$19,019
Total	66,746		66,409

On August 2, 2018, the Company announced the Board of Directors had authorized a stock repurchase program (the "Stock Repurchase Program"). The Company entered into a stock repurchase plan pursuant to Rule 10b5-1 of the Exchange Act on August 28, 2018 (the "Stock Repurchase Plan"), which allows the repurchase of up to $20.0 million of the Company's common stock. The Stock Repurchase Plan commenced purchases on November 6, 2018, and, if not terminated sooner by other provisions of the Stock Repurchase Plan, will terminate on June 26, 2019. The Stock Repurchase Plan may also be suspended or terminated at any time upon prior notice.
Under the Stock Repurchase Program, the Company may repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, subject to market conditions and other considerations. The Company's repurchases may be executed using open market purchases and/or through privately negotiated transactions.
During the quarterly period ended December 26, 2018, the Company withheld 337 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees related to awards under our compensation plans for total consideration of less than $0.1 million.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph and table illustrate the total return from July 25, 2014, through December 26, 2018, for (i) our common stock, (ii) the NASDAQ Composite Total Return Index and (iii) the Standard and Poor’s Supercomposite Restaurants Index, assuming the investment of $100 at the beginning of the period (at the closing price on our first day of trading of $24.03), reinvestment of dividends, and no transaction costs.
The graph and table are furnished and not filed with the SEC, and are not incorporated by reference into any other filing. They are not a forecast of future performance.

Date	LOCO	NASDAQ Composite	S&P Supercomposite Restaurants Index
July 25, 2014	$100.00	$100.00	$100.00
September 24, 2014	$148.65	$102.61	$99.36
December 31, 2014	$83.10	$107.02	$105.22
April 1, 2015	$104.91	$110.61	$112.22
July 1, 2015	$85.19	$113.95	$119.52
September 30, 2015	$44.86	$105.30	$121.36
December 30, 2015	$52.77	$115.81	$127.95
March 30, 2016	$55.97	$111.68	$133.22
June 29, 2016	$52.73	$109.97	$128.46
September 28, 2016	$54.35	$122.74	$127.33
December 28, 2016	$52.43	$125.90	$136.03
March 29, 2017	$49.94	$136.91	$141.62
June 28, 2017	$59.09	$145.13	$157.36
September 27, 2017	$49.94	$150.61	$150.68
December 27, 2017	$41.61	$162.38	$165.58
March 28, 2018	$39.53	$163.06	$161.16
June 27, 2018	$47.02	$175.14	$161.19
September 26, 2018	$51.81	$188.45	$175.09
December 26, 2018	$62.84	$155.02	$178.25

ITEM 6.	SELECTED FINANCIAL DATA
The following tables contain selected historical consolidated financial data as of and for the last five fiscal years, derived from our audited consolidated financial statements. Not all periods shown are discussed in this Annual Report. You should read these tables in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our "Audited Consolidated Financial Statements" and accompanying "Notes to Consolidated Financial Statements" in this Annual Report (dollar and share amounts in thousands, except per share data).

	Fiscal Year
	2018 (1)	2017	2016	2015	2014
Statements of Operations Data:
Revenue
Company-operated restaurant revenue	$388,835	$376,615	$355,468	$332,040	$322,516
Franchise revenue	25,771	25,086	24,655	23,017	22,345
Franchise advertising fee revenue	21,222	—	—	—	—
Total revenue	435,828	401,701	380,123	355,057	344,861
Cost of operations
Food and paper costs	111,142	109,898	107,218	105,917	102,611
Labor and related expenses	112,417	106,584	97,471	84,231	80,646
Occupancy and other operating expenses	91,385	85,631	78,263	69,977	68,538
Gain on recovery of insurance proceeds, lost profits	—	—	(502)	—	—
Company restaurant expenses	314,944	302,113	282,450	260,125	251,795
General and administrative expenses	50,261	38,523	34,661	28,997	29,519
Legal settlements	36,258	—	—	—	—
Franchise expenses	24,429	3,335	3,823	3,456	3,704
Depreciation and amortization	17,825	18,128	16,053	13,092	11,538
Loss on disposal of assets	278	799	674	471	646
Expenses related to fire loss	—	—	48	—	—
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(741)	—	—
Recovery of securities lawsuits related legal expenses	(8,356)	(1,666)	—	—	—
Asset impairment and closed-store reserves	9,650	33,645	8,554	92	1,033
Total expenses	445,289	394,877	345,522	306,233	298,235
Gain on disposition of restaurants	—	—	28	—	2,658
(Loss) income from operations	(9,461)	6,824	34,629	48,824	49,284
Interest expense, net	3,502	3,278	3,155	3,707	18,062
Early extinguishment of debt	—	—	—	—	9,718
Expenses related to selling shareholders	—	—	—	50	667
Income tax receivable agreement (income) expense	(761)	(5,570)	352	156	41,382
(Loss) income before provision (benefit) for income taxes	(12,202)	9,116	31,122	44,911	(20,545)
Provision (benefit) for income taxes	(3,208)	497	12,783	20,857	(63,008)
Net (loss) income	$(8,994)	$8,619	$18,339	$24,054	$42,463
Per Share Data:
Net (loss) income per share
Basic	$(0.23)	$0.22	$0.48	$0.63	$1.32
Diluted	$(0.23)	$0.22	$0.47	$0.62	$1.24
Weighted average shares used in computing net (loss) income per share
Basic	38,574,553	38,453,347	38,357,805	37,949,316	32,285,484
Diluted	38,574,553	39,086,676	39,026,950	39,039,558	34,346,241

(1)
On December 28, 2017 we adopted Accounting Standards Update (“ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Results for reporting periods beginning on or after December 28, 2017 are presented under Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 605 ("ASC 605"), the accounting standard then in effect.

	Fiscal Year
	2018	2017	2016	2015	2014
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$45,442	$53,671	$49,299	$57,971	$26,085
Net cash used in investing activities	$(27,802)	$(36,238)	$(35,202)	$(30,835)	$(21,401)
Net cash used in financing activities	$(19,221)	$(11,051)	$(18,030)	$(32,534)	$(10,200)
Consolidated Balance Sheet Data—(at period end):
Cash and cash equivalents	$6,969	$8,550	$2,168	$6,101	$11,499
Net property (1)	$104,145	$102,794	$118,470	$102,421	$82,090
Total assets	$450,226	$442,711	$471,305	$461,028	$455,306
Total debt (2)	$74,184	$93,316	$104,461	$123,638	$165,846
Total stockholders’ equity	$265,236	$274,950	$265,182	$244,633	$210,400

(1)	Net property consists of property owned, net of accumulated depreciation and amortization.

(2)
Total debt consists of borrowings under the 2018 Revolver and the 2014 Revolver (each, as defined below in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Other Obligations”), and our capital lease obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with "Item 6. Selected Financial Data,” and our "Audited Consolidated Financial Statements" and accompanying "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” and "Item 1A. Risk Factors” included elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements.
Basis of Presentation
We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2018, 2017, and 2016 ended on December 26, 2018, December 27, 2017 and December 28, 2016, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2018, 2017, and 2016 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2018 refer to the fiscal year ended December 26, 2018.
Overview
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+.” Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our team members in a contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Double Pollo Bowl, and Stuffed Chicken Avocado Quesadilla. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced day-part mix.
Growth Strategies and Outlook
We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing on the following strategies:
•expand our restaurant base;
•increase our comparable restaurant sales; and
•enhance operations and leverage our infrastructure.
As of December 26, 2018, we had 484 locations in six states. In fiscal 2018, we opened eight new company-operated restaurants and our franchisees opened nine new restaurants across Arizona, California, Utah, Louisiana and Texas. In fiscal 2017, we opened 16 new company-operated and seven new franchised restaurants across Arizona, California, Utah and Texas. In 2019, we intend to open three to four new company-operated and three to five new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.
Highlights and Trends
Comparable Restaurant Sales
In fiscal 2018, 2017, and 2016, comparable restaurant sales system-wide increased 1.2%, 1.5%, and 0.9%, respectively. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 0.4% in fiscal 2018, 1.0% in fiscal 2017, and 0.6% in fiscal 2016. In fiscal 2018, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 1.4%, partially offset by a decrease in transactions of 1.0%. In fiscal 2017, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 1.9% offset by a decrease in transactions of 0.9%. In fiscal 2016, the increase in company-operated comparable restaurant sales was driven by an increase in average check size of 0.3% and an increase in transactions of 0.3%. In fiscal 2018, 2017, and 2016, comparable restaurant sales at franchised restaurants increased 1.8%, 1.8%, and 1.1%, respectively.
Restaurant Development
New restaurant development is expected to be a key driver of our long-term growth strategy. In fiscal 2018, we opened eight company-operated restaurants, and our franchisees opened nine new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2018, the Company closed seven restaurants and our franchisees closed three restaurant. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year
	2018	2017	2016
Company-operated restaurant activity:
Beginning of period	212	201	186
Openings	8	16	18
Restaurant sale to franchisee	—	—	(1)
Closures	(7)	(5)	(2)
Restaurants at end of period	213	212	201
Franchised restaurant activity:
Beginning of period	265	259	247
Openings	9	7	13
Restaurant sale to franchisee	—	—	1
Closures	(3)	(1)	(2)
Restaurants at end of period	271	265	259
Total restaurant activity:
Beginning of period	477	460	433
Openings	17	23	31
Closures	(10)	(6)	(4)
Restaurants at end of period	484	477	460
We and our franchisees commenced our remodeling program in 2011 and, as of December 26, 2018, together we have remodeled 134 company-operated and 225 franchised restaurants, or 359 system-wide, over 85% of our restaurant system due to be remodeled. This includes 28 company-operated and 32 franchised restaurants that have been remodeled using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of December 26, 2018, including new builds and remodels, we had 99 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption. As of December 26, 2018, the amount of revenue deferred related to the earned points, net of redemptions, is $1.0 million. The Company had 1,164,217 loyalty program members as of December 26, 2018.
Key Financial Definitions
Revenue
Our revenue is derived from two primary sources: company-operated restaurant revenue and franchise related revenue. Beginning in fiscal 2018 with the adoption of ASU 2014-09, franchise related revenue includes franchise advertising fee revenue representing advertising contributions received from franchisees and franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income.
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
Legal Settlements
Legal settlements include expenses such as judgments or settlements related to legal matters, legal claims and class action lawsuits.
Franchise Expenses
Franchise expenses prior to fiscal 2018 were primarily comprised of rent expenses incurred on properties leased by us and then sublet to franchisees, and expenses incurred in support of franchisee information technology systems. Beginning in fiscal 2018 with the adoption of ASU 2014-09, franchise expenses also include all expenses of the advertising fund representing the franchised restaurants portion of advertising expenses.
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
Interest Expense, Net
Interest expense, net, consists primarily of interest on our outstanding revolving debt. Debt issuance costs are amortized on a straight-line basis over the life of the related debt.
Provision (Benefit) for Income Taxes
Provision (benefit) for income taxes consists of federal and state tax expense (recoveries) on our income (loss), and changes to our deferred tax asset and deferred tax liability.

Results of Operations
Fiscal Year 2018 Compared to Fiscal Year 2017
Our operating results for the fiscal years ended December 26, 2018, and December 27, 2017, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2018 (52-Weeks)		2017 (52-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statements of Operations Data:
Revenue
Company-operated restaurant revenue	$388,835	89.2	$376,615	93.8	$12,220	3.2
Franchise revenue	25,771	5.9	25,086	6.2	685	2.7
Franchise advertising fee revenue	21,222	4.9	—	—	21,222	N/A
Total revenue	435,828	100.0	401,701	100.0	34,127	8.5
Cost of operations
Food and paper costs (1)	111,142	28.6	109,898	29.2	1,244	1.1
Labor and related expenses (1)	112,417	28.9	106,584	28.3	5,833	5.5
Occupancy and other operating expenses (1)	91,385	23.5	85,631	22.7	5,754	6.7
Company restaurant expenses (1)	314,944	81.0	302,113	80.2	12,831	4.2
General and administrative expenses	50,261	11.5	38,523	9.6	11,738	30.5
Legal settlements	36,258	8.3	—	—	36,258	N/A
Franchise expenses	24,429	5.6	3,335	0.8	21,094	632.5
Depreciation and amortization	17,825	4.1	18,128	4.5	(303)	(1.7)
Loss on disposal of assets	278	0.1	799	0.2	(521)	(65.2)
Recovery of securities lawsuits related legal expenses	(8,356)	(1.9)	(1,666)	(0.4)	(6,690)	401.6
Asset impairment and closed-store reserves	9,650	2.2	33,645	8.4	(23,995)	(71.3)
Total expenses	445,289	102.2	394,877	98.3	50,412	12.8
Income from operations	(9,461)	(2.2)	6,824	1.7	(16,285)	(238.6)
Interest expense, net	3,502	0.8	3,278	0.8	224	6.8
Income tax receivable agreement (income) expense	(761)	(0.2)	(5,570)	(1.4)	4,809	(86.3)
(Loss) income before provision for income taxes	(12,202)	(2.8)	9,116	2.3	(21,318)	(233.9)
(Benefit) provision for income taxes	(3,208)	(0.7)	497	0.1	(3,705)	(745.5)
Net (loss) income	$(8,994)	(2.1)	$8,619	2.1	$(17,613)	(204.4)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator.  All other percentages use total revenue.

Company-Operated Restaurant Revenue
In fiscal 2018, company-operated restaurant revenue increased $12.2 million, or 3.2%, due to $16.3 million of additional sales from new restaurants. In addition, company-operated revenue was favorably impacted by an increase in company-operated comparable restaurant sales of $1.6 million, or 0.4%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 1.4%, partially offset by a decline in transactions of 1.0%, compared to the prior year. The increase in company-operated restaurant revenue was partially offset by $5.3 million of net impact of lost sales from closed restaurants in fiscal 2018 and 2017, and a $0.4 million decrease in other revenue.

Franchise Revenue
In fiscal 2018, franchise revenue increased $0.7 million, or 2.7%. This increase was due primarily to an increase in franchised comparable restaurant sales of 1.8%, and higher sales revenue resulting from additional franchise units. This was partially offset by a decline in franchise agreement and development agreement fees and lower levels of rent received from franchised restaurants related to their use of our owned or leased properties.
Franchise Advertising Fee Revenue
Beginning in fiscal 2018, we implemented Accounting Standard Update 2014-09, which requires us to present franchise advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of operations. As such, franchise revenue increased $21.2 million, from the comparable period in the prior year, as this was the first year of implementation. Refer to the Consolidated Financial Statements, Note 15, Revenue from Contracts with Customers, for further details.
Food and Paper Costs
Food and paper costs increased $1.2 million in fiscal 2018, due to a $0.6 million increase in food costs and a $0.6 million increase in paper costs. This increase was due primarily to higher restaurant revenue. Food and paper costs as a percentage of company-operated restaurant revenue were 28.6% in fiscal 2018, compared to 29.2% in fiscal 2017. This percentage decrease was due primarily to higher restaurant revenues due to increases in pricing.
Labor and Related Expenses
Payroll and benefit expenses increased $5.8 million in fiscal 2018. This increase was due primarily to additional labor needs arising from the opening of 8 new restaurants in fiscal 2018 and 16 new restaurants in fiscal 2017 (partially offset by reduced labor for restaurant closures in fiscal 2018 and 2017), minimum wage increases in California and Los Angeles, and higher group insurance costs due to increased claims activity. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 28.9% in fiscal 2018, compared to 28.3% in fiscal 2017. This increase was primarily due to the wage increases noted above, partially offset by higher restaurant revenue from increases in pricing.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $5.8 million in fiscal 2018. This increase for the year-to-date period was due to a $1.8 million increase in occupancy costs, due primarily to additional rent and property tax, a $1.3 million increase in other controllable costs, resulting primarily from an increase in operating supply costs and trash collection costs, a $1.0 million increase in advertising costs and a $0.8 million increase in other operating expenses, resulting primarily from an increase in credit card fees and customer order delivery fees. The increases in fiscal 2018 were partially due to new restaurant openings during or after the first quarter of 2017. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue was 23.5% in fiscal 2018, compared to 22.7% in fiscal 2017. This increase is primarily due to the higher costs noted above.
General and Administrative Expenses
General and administrative expenses increased $11.7 million in fiscal 2018. The increase was due primarily to (i) a $8.7 million increase in legal expense primarily related to the securities class action as discussed in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report, (ii) a $1.4 million increase in payroll expense due primarily to an increase in our accrual for our annual bonus program and an increase in severance costs related to executive terminations, (iii) a $0.9 million increase in stock compensation related expenses, primarily related to the stock modification discussed in "Note 11. Stock-Based Compensation" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report and (iv) a $0.5 million increase in other professional fees, primarily related to general internal audit control development and effectiveness testing as well as additional tax services during 2018. These increases were partially offset by a $1.1 million decrease in new restaurant opening costs. General and administrative expenses as a percentage of total revenue was 11.5% in fiscal 2018, compared to 9.6% in fiscal 2017. This increase is primarily due to the higher costs noted above.
Legal Settlements

Legal settlements increased $36.3 million in fiscal 2018. The increase was due to (i) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations for the securities class action as discussed in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report and (ii) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations, as well as all wage and hour claims for multiple class action suits as discussed in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
Franchise Expenses
Beginning in fiscal 2018, we implemented ASU 2014-09, which requires us to present franchise advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of income. As such, franchise expenses increased by $21.2 million, from the comparable period in the prior year, representing the presentation of advertising fund expenses within franchise expenses as this was the first year of implementation. This increase in advertising fund expenses was partially offset by a decrease in rent expenses incurred on properties leased by us. Refer to the Consolidated Financial Statements, Note 15, Revenue from Contracts with Customers, for further details.
Asset Impairment and Closed-Store Reserves
During fiscal 2018, we determined that the carrying value of assets at certain restaurants may not be recoverable. As a result, we recorded a $5.1 million impairment expense primarily related to four restaurants, in Arizona, California and Texas, including a restaurant in Texas that opened in early 2018. During fiscal 2017, we determined that the carrying value of the assets of 21 restaurants, in Arizona, California and Texas, may not be recoverable. As a result, we recorded a $32.6 million impairment expense. The impairment expense for fiscal 2017 included an impairment expense of $27.7 million, representing the entire remaining value of capitalized assets of all of our company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of our Texas restaurants included operating results, which indicated that the restaurants did not achieve the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets.
During fiscal 2018, we closed seven restaurants in Arizona, California and Texas. These closures resulted in closed-store reserve expenses of $4.5 million during fiscal 2018. During fiscal 2017, we closed four restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016, one of which was fully impaired during the third quarter of 2016 and the other two were fully impaired in fiscal 2017. Additionally, we closed one restaurant in Arizona, which was fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.1 million during fiscal 2017.
The Company continues to monitor the recoverability of the carrying value of the assets of several other restaurants.
Interest Expense, Net
For fiscal 2018, interest expense, net increased by $0.2 million primarily due to an increase in the interest rate on our revolving debt during 2018.
Income Tax Receivable Agreement
In fiscal 2018 we recognized income tax receivable agreement income of $0.8 million as a result of changes to future forecasted results and the timing of the deductibility of certain temporary differences including the current year legal settlement accruals. In 2017 we incurred income tax receivable agreement income of $5.6 million, resulting from the amortization of interest expense related to our total expected TRA payments, changes to future forecasted results, the reduction of the expected TRA liability as a result of the impact of the Tax Act on the corporate tax rate on future years, and expected realization of various pre-IPO tax credits. In fiscal 2018 and 2017, we paid $7.3 million and $11.1 million, respectively, to our pre-IPO stockholders under the TRA.
Provision for Income Taxes

In fiscal 2018, we recorded an income tax benefit of $3.2 million, compared to income tax expense of $0.5 million in fiscal 2017, reflecting an estimated effective tax rate of 26.3% and 5.5%, respectively. The lower effective tax rate in 2017 resulted primarily from the Tax Act enacted on December 22, 2017. The Tax Act had the following effects on our income tax expense for the year ended December 27, 2017:

•
Under Financial Accounting Standards Board ASC Topic 740, Income Taxes (“ASC 740”), we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We estimated the impact of the revaluation of our deferred tax assets and liabilities, which resulted in a decrease to our net deferred income tax liability by $1.4 million and is reflected as a decrease in our income tax expense in our results for fiscal 2017.

•	The reduced corporate tax rate also resulted in a TRA benefit to the provision for income tax expense for fiscal 2017 in the amount of $2.0 million.

•
The Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% is effective for the fiscal year ended December 26, 2018.

In addition, there was a $1.0 million valuation allowance against our deferred tax assets recorded in each of fiscal 2018 and fiscal 2017. The valuation allowance against our deferred tax assets resulted from certain tax credits that may not be realizable prior to the time the credits expire.
Fiscal Year 2017 Compared to Fiscal Year 2016
Our operating results for the fiscal years ended December 27, 2017, and December 28, 2016, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2017 (52-Weeks)		2016 (52-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statements of Operations Data:
Revenue
Company-operated restaurant revenue	$376,615	93.8	$355,468	93.5	$21,147	5.9
Franchise revenue	25,086	6.2	24,655	6.5	431	1.7
Total revenue	401,701	100.0	380,123	100.0	21,578	5.7
Cost of operations
Food and paper costs (1)	109,898	29.2	107,218	30.2	2,680	2.5
Labor and related expenses (1)	106,584	28.3	97,471	27.4	9,113	9.3
Occupancy and other operating expenses (1)	85,631	22.7	78,263	22.0	7,368	9.4
Gain on recovery of insurance proceeds, lost profits (1)	—	—	(502)	(0.1)	502	N/A
Company restaurant expenses (1)	302,113	80.2	282,450	79.5	19,663	7.0
General and administrative expenses	38,523	9.6	34,661	9.1	3,862	11.1
Franchise expenses	3,335	0.8	3,823	1.0	(488)	(12.8)
Depreciation and amortization	18,128	4.5	16,053	4.2	2,075	12.9
Loss on disposal of assets	799	0.2	674	0.2	125	18.5
Expenses related to fire loss	—	—	48	—	(48)	N/A
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(741)	(0.2)	741	N/A
Recovery of securities lawsuits related legal expenses	(1,666)	(0.4)	—	—	(1,666)	N/A
Asset impairment and closed-store reserves	33,645	8.4	8,554	2.3	25,091	293.3
Total expenses	394,877	98.3	345,522	90.9	49,355	14.3
Gain on disposition of restaurants	—	—	28	—	(28)	N/A
Income from operations	6,824	1.7	34,629	9.1	(27,805)	(80.3)
Interest expense, net	3,278	0.8	3,155	0.8	123	3.9
Income tax receivable agreement (income) expense	(5,570)	(1.4)	352	0.1	(5,922)	(1,682.4)
Income before provision for income taxes	9,116	2.3	31,122	8.2	(22,006)	(70.7)
Provision for income taxes	497	0.1	12,783	3.4	(12,286)	(96.1)
Net income	$8,619	2.1	$18,339	4.8	$(9,720)	(53.0)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator.  All other percentages use total revenue.

Company-Operated Restaurant Revenue
In fiscal 2017, company-operated restaurant revenue increased $21.1 million, or 5.9%, due to $20.9 million of additional sales from new restaurants. In addition, company-operated restaurant revenue was favorably impacted by an increase in company-operated comparable restaurant sales of $3.4 million, or 1.0%. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 1.9%, partially offset by a decline in transactions of 0.9%, compared to the prior year. The increase in company-operated restaurant revenue was partially offset by $2.7 million of net impact of lost sales from closed restaurants in fiscal 2017 and 2016, and $0.5 million of other revenue.

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
Gain on Recovery of Insurance Proceeds
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of operations as a reduction of company restaurant expenses, for fiscal 2016. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016.

Asset Impairment and Closed-Store Reserves
During fiscal 2017, we determined that the carrying value of the assets of 21 restaurants, in Arizona, California and Texas, may not be recoverable. Additionally, we made a strategic decision to close two additional restaurants in Texas. As a result, we recorded a $32.6 million impairment expense. The impairment expense for fiscal 2017 includes an impairment expense of $27.7 million, representing the entire remaining value of capitalized assets of all of our company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of our Texas restaurants include recent results, which indicate that the restaurants have not achieved the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets. During fiscal 2017, we closed four restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016, one of which was fully impaired during the third quarter of 2016 and the other two were fully impaired in fiscal 2017. Additionally, we closed one restaurant in Arizona, which was fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.1 million during fiscal 2017.
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
Gain on Disposition of Restaurants
On June 16, 2016, we completed an agreement to sell one company-operated restaurant in Tucson, Arizona to a franchisee, resulting in cash proceeds of $1.5 million and a net gain of less than $0.1 million, which is recorded as a gain on disposition of restaurants in the accompanying consolidated statements of operations. This restaurant is now included in our franchised restaurant totals.
Interest Expense, Net
For fiscal 2017, interest expense, net was comparable with the same period of the prior year.
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
Provision for Income Taxes
In fiscal 2017, we recorded an income tax expense of $0.5 million, compared to income tax expense of $12.8 million in fiscal 2016, reflecting an estimated effective tax rate of 5.5% and 41.1%, respectively. The lower effective tax rate resulted primarily from the Tax Act enacted on December 22, 2017. The Tax Act had the following effects on our income tax expense for the year ended December 27, 2017:

•
Under ASC 740, we are required to revalue any deferred tax assets or liabilities in the period of enactment by the change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We estimated the impact of the revaluation of our deferred tax assets and liabilities, resulting in a decrease to our net deferred income tax liability by $1.4 million which is reflected as a decrease in our income tax expense in our results for fiscal 2017.

•	The reduced corporate tax rate, also resulted in a TRA benefit to the provision for income tax expense for fiscal 2017 in the amount of $2.0 million.

•
The Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% is effective for the fiscal year ended December 26, 2018.

In addition, there was a $3.3 million valuation allowance against our deferred tax assets recorded in fiscal 2016, compared to an additional valuation allowance of $1.0 million recorded in fiscal 2017. The valuation allowance against our deferred tax assets resulted from certain tax credits that may not be realizable prior to the time the credits expire.

Key Performance Indicators
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes ("AUV"), restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2018, our restaurants generated company-operated restaurant revenue of $388.8 million and system-wide sales of $868.4 million, and system comparable sales increased 1.2%, consisting of company-operated restaurant comparable sales growth of 0.4% and franchised comparable sales growth of 1.8%. The company-operated comparable sales increase consisted of a 1.4% check growth, partially offset by a 1.0% transaction decrease. In fiscal 2018, for company-operated restaurants, our annual AUV was $1.8 million, restaurant contribution margin was 19.0%, and Adjusted EBITDA was $62.9 million.
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
System-Wide Sales
System-wide sales are neither required by, nor presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our consolidated statements of operations is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration.
The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Fiscal Year
(Dollar amounts in thousands)	2018	2017	2016
Company-operated restaurant revenue	$388,835	$376,615	$355,468
Franchise revenue	25,771	25,086	24,655
Franchise advertising fee revenue	21,222	—	—
Total Revenue	435,828	401,701	380,123
Franchise revenue	(46,993)	(25,086)	(24,655)
Sales from franchised restaurants	479,574	465,149	439,973
System-wide sales	$868,409	$841,764	$795,441
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 26, 2018, December 27, 2017 and December 28, 2016, there were 449, 424, and 409 comparable restaurants, 195, 181, and 169 company-operated and 254, 243 and 240 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.
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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2018	2017	2016

Restaurant contribution:
(Loss) income from operations	$(9,461)	$6,824	$34,629
Add (less):
General and administrative expenses	50,261	38,523	34,661
Legal settlements	36,258	—	—
Franchise expenses	24,429	3,335	3,823
Depreciation and amortization	17,825	18,128	16,053
Loss on disposal of assets	278	799	674
Expenses related to fire loss	—	—	48
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(741)
Franchise revenue	(25,771)	(25,086)	(24,655)
Franchise advertising fee revenue	(21,222)	—	—
Gain on disposition of restaurants	—	—	(28)
Recovery of securities lawsuits related legal expenses	(8,356)	(1,666)	—
Asset impairment and closed-store reserves	9,650	33,645	8,554
Restaurant contribution	$73,891	$74,502	$73,018

Company-operated restaurant revenue:
Total revenue	$435,828	$401,701	$380,123
Less:
Franchise revenue	(25,771)	(25,086)	(24,655)
Franchise advertising fee revenue	(21,222)	—	—
Company-operated restaurant revenue	$388,835	$376,615	$355,468

Restaurant contribution margin (%)	19.0%	19.8%	20.5%
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
EBITDA and Adjusted EBITDA
EBITDA represents net (loss) income before interest expense, provision for income taxes, depreciation, and amortization. Adjusted EBITDA represents net (loss) income before interest expense, provision for income taxes, depreciation, amortization, and items that we do not consider representative of our on-going operating performance, as identified in the reconciliation table below.
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
The following table sets forth reconciliations of our net (loss) income to EBITDA and Adjusted EBITDA:

	Fiscal Year
	2018	2017	2016
Net (loss) income	$(8,994)	$8,619	$18,339
Non-GAAP adjustments:
(Benefit) provision for income taxes	(3,208)	497	12,783
Interest expense, net	3,502	3,278	3,155
Depreciation and amortization	17,825	18,128	16,053
EBITDA	$9,125	$30,522	$50,330
Stock based compensation expense (a)	1,278	1,056	1,063
Loss on disposal of assets (b) (c)	278	799	674
Expenses related to fire loss (c)	—	—	48
Gain on recovery of insurance proceeds, property, equipment, and expenses (c)	—	—	(741)
Recovery of securities lawsuits related legal expense (d)	(8,356)	(1,666)	—
Asset impairment and closed-store reserves (e)	9,650	33,645	8,554
Gain on disposition of restaurants (f)	—	—	(28)
Legal settlements (g)	36,258	—	—
Income tax receivable agreement (income) expense (h)	(761)	(5,570)	352
Securities class action legal expense (i)	13,532	4,236	2,696
Pre-opening costs (j)	837	1,981	2,624
Executive transition costs (k)	1,081	284	—
Adjusted EBITDA	$62,922	$65,287	$65,572

(a)	Includes non-cash, stock-based compensation, excluding stock-based compensation costs associated with the transition of our former CEO.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of operations, for fiscal 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016. The restaurant was reopened for business on March 14, 2016.

(d)
In fiscal 2018 and fiscal 2017, we received insurance proceeds of $8.4 million and $1.7 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

(e)
Includes costs related to impairment of long-lived assets and closing restaurants. During fiscal 2018, we determined that the carrying value of the assets of four restaurants, in Arizona, California and Texas, may not be recoverable, including a restaurant in Texas that opened in early 2018. As a result, we recorded a $5.1 million impairment expense. Additionally, during fiscal 2018, we closed seven restaurants in Texas, California and Arizona. These closures resulted in closed-store reserve expenses of $4.5 million during fiscal 2018.

During fiscal 2017, we determined that the carrying value of the assets of 21 restaurants, in Arizona, California and Texas, may not be recoverable. Additionally, we made a strategic decision to close two additional restaurants in Texas. As a result, we recorded a $32.6 million impairment expense. The impairment expense for fiscal 2017 included an impairment expense of $27.7 million, representing the entire remaining value of capitalized assets of all of our company-operated restaurants in Texas, net of previously recorded depreciation. During fiscal 2017, we closed four restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016, one of which was impaired during the third quarter of 2016 and the other two were impaired in fiscal 2017. Additionally, we closed one restaurant in Arizona, which was fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.1 million during fiscal 2017.
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

(g)
Legal settlements of $36.3 million in fiscal 2018 included (i) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations for the securities class action and (ii) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations, as well as all wage and hour claims for multiple class action suits. For additional information on legal settlements, see "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

(h)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 26, 2018, December 27, 2017, and December 28, 2016, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes to future forecasted results and the timing of deductibility of certain timing differences, including for fiscal 2018 the legal settlement accruals, related to our total expected TRA payments. For fiscal 2017, the income tax receivable agreement income was primarily due to the Tax Act, and the resulting changes to the Federal corporate income tax rate.

(i)
Consists of costs related to the defense of securities lawsuits. See "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

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

(k)	Includes costs associated with the transition of our CEO, such as executive recruiting costs and stock-based compensation costs associated with the transition of our former CEO.

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
The following table presents summary cash flow information for the years indicated:

	Fiscal Year
(Amounts in thousands)	2018	2017	2016
Net cash provided by (used in)
Operating activities	$45,442	$53,671	$49,299
Investing activities	(27,802)	(36,238)	(35,202)
Financing activities	(19,221)	(11,051)	(18,030)
Net (decrease) increase in cash and cash equivalents	$(1,581)	$6,382	$(3,933)
Operating Activities
In fiscal 2018, net cash provided by operating activities decreased by $8.2 million compared to fiscal 2017. This was due primarily to unfavorable working capital fluctuations.
In fiscal 2017, net cash provided by operating activities increased by $4.4 million compared to fiscal 2016. This was due primarily to favorable working capital fluctuations, partially offset by lower profitability and an increased payment of the TRA.
Investing Activities
In fiscal 2018, net cash used in investing activities decreased by $8.4 million compared to fiscal 2017. This was due to a decrease of $8.4 million in capital expenditure spending, due primarily to opening eight new company-operated restaurants in fiscal 2018, compared to 16 new restaurants in fiscal 2017. In fiscal 2018, we incurred capital expenditures of approximately $27.8 million, consisting of $14.6 million related to new restaurants, $6.3 million related to the remodeling of existing restaurants, and $6.9 million related to major maintenance and other corporate capital expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.
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
Financing Activities
In fiscal 2018, net cash used by financing activities increased by $8.2 million compared to fiscal 2017. This was due primarily to an increase in net pre-payments on our revolving debt of $8.7 million and an increase in repurchases of common stock of $1.0 million which were partially offset by an increase in proceeds received from stock option exercises of $1.7 million in fiscal 2018 compared to fiscal 2017.

In fiscal 2017, net cash used by financing activities decreased by $7.0 million compared to fiscal 2016. This was due primarily to a decrease in net pre-payments on the 2014 Revolver of $8.0 million in fiscal 2017 compared to fiscal 2016.
Debt and Other Obligations
Current Credit Agreement
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
Borrowings under the 2018 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in the range of 0.25% to 1.25%. For borrowings under both the 2014 Revolver and the 2018 Revolver during fiscal 2018, the interest rate range was 3.3% to 4.0%. For borrowings under the 2014 Revolver during fiscal 2017, the interest rate range was 2.4% to 3.3%. The interest rate under the 2018 Revolver was 4.0% at December 26, 2018 and 3.3% under the 2014 Revolver at December 27, 2017.
The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 26, 2018. See the Notes to the Consolidated Financial Statements, Note 1, Description of Business for restrictions on the payment of dividends under the 2018 Credit Agreement. At December 26, 2018, $8.5 million of letters of credit and $74.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $67.5 million at December 26, 2018.
Contractual Obligations
The following table represents our contractual commitments (which include expected interest expense, calculated based on current interest rates) to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 26, 2018:

	Payments Due by Period
(Amounts in thousands)	Total	2019	2020- 2021	2022- 2023	2024 and thereafter
Operating leases	$266,481	$25,388	$47,779	$42,972	$150,342
Capital leases	248	95	108	45	—
Long-term debt	87,270	2,935	5,853	78,482	—
Income tax receivable agreement	13,942	6,637	5,526	1,180	599
Purchasing commitments—chicken	29,850	29,850	—	—	—
Total	$397,791	$64,905	$59,266	$122,679	$150,941
Off-Balance Sheet Arrangements
At December 26, 2018, December 27, 2017, and December 28, 2016, we had $8.5 million, $8.1 million, and $7.2 million, respectively, of borrowing capacity on the 2018 Revolver or 2014 Revolver pledged as collateral to secure outstanding letters of credit.
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
Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in "Note 2. Summary of Significant Accounting Policies" in the accompanying "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report.
Revenue Recognition
We record revenue from company-operated restaurants as food and beverage products are delivered to customers and payment is tendered at the time of sale. We present sales net of sales-related taxes and promotional allowances. In the case of gift card sales, we record revenue when the gift card is redeemed by the customer. We record royalties from franchised restaurant sales based on a percentage of restaurant revenues in the period that the related franchised restaurants’ revenues are earned. Prior to the adoption of ASU 2014-09, the Company's accounting policy was to recognize initial franchise fees, development fees, and franchise agreement renewals when all material obligations had been performed and conditions were satisfied, typically when operations of the franchised restaurant commenced. In accordance with the terms of the new guidance in ASU 2014-09 adopted for fiscal 2018, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement, and will therefore be treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, will be recognized over the franchise, or renewal, term, which is typically 20 years. For additional information regarding the adoption of ASU 2014-09, see "Note 2. Summary of Significant Accounting Policies—Changes in Accounting Policies" and "Note 15. Revenue from Contracts with Customers" in our accompanying "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data" in this Annual Report.
Goodwill and Indefinite-Lived Intangible Assets, Net
Intangible assets consist primarily of goodwill and trademarks.
We do not amortize our goodwill and indefinite-lived intangible assets. We perform an annual impairment test for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our annual goodwill impairment assessment at December 26, 2018, we performed a qualitative assessment and concluded that the fair value of the reporting unit to which goodwill was assigned exceeded our book equity. Accordingly, we did not identify any goodwill impairment.
We perform an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our impairment test for indefinite-lived intangible assets at December 26, 2018, we performed a qualitative assessment and concluded that the fair value of the indefinite-lived intangible assets exceeded their carrying value and that there was no impairment.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 26, 2018, we had federal and state net operating loss (“NOL”) carryforwards of $29.8 million and less than $0.1 million, respectively. These Federal and State NOLs expire beginning in 2032 and 2027, respectively.
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
•tax-planning strategies; and
•taxable income in prior carryback years.

We will continue to reevaluate the continued need for either a valuation allowance. Relevant factors include:

•	current financial performance;
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
In fiscal 2017, President Trump signed into law the Tax Act. The Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.
The Tax Act had the following effects on our income tax expense for the year ended December 27, 2017:

•
Under Financial Accounting Standards Board ASC 740, we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We estimated the impact of the revaluation of our deferred tax assets and liabilities, which resulted in a decrease to our net deferred income tax liability by $1.4 million and is reflected as a decrease in our income tax expense in our results for fiscal 2017.

•	The reduced corporate tax rate, also resulted in a TRA benefit to the provision for income tax expense for fiscal 2017 in the amount of $2.0 million.

•
The Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% is effective for the fiscal year ended December 26, 2018.

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. We are permitted to make TRA payments under the 2018 Revolver. In fiscal 2018, we recognized a benefit of $0.8 million as a result of changes to future forecasted results and the timing of the deductibility of certain temporary differences including the current year legal settlement accruals. In fiscal 2017, we recognized a benefit of $5.6 million, related to the amortization of the present value of the TRA obligation, the impact of the Tax Act on the corporate tax rate on future years, and an adjustment to the expected TRA liability, due to the expected realization of various pre-IPO tax credits.
In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. As of fiscal 2018, the deferred asset balance related to these various tax credits, net of valuation allowance was $4.4 million. The fiscal 2018 provision includes a $5.1 million valuation allowance against our deferred tax asset, resulting from certain tax credits that may not be realizable prior to the time the credits expire. Also, in fiscal 2018, federal work opportunity tax credits (“WOTC”) of approximately $0.5 million were generated.
Stock-Based Compensation
We measure and recognize compensation expense for the estimated fair value of equity instruments for employees and non-employee directors based on the grant-date fair value of the award. For awards that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. In fiscal 2018, the Company granted 311,272 stock options and 395,880 restricted stock and performance stock awards, with an exercise price equal to the fair market value of the common stock on the date of grant. The awards granted in fiscal 2018, 2017 and 2016 had a four-year vesting period for employees and three-year vesting period for directors. Included in the fiscal 2018 restricted stock award grants were 72,116 performance share units which have a five-year term. Performance share units are granted at fair market value on the date of grant and are subject to service-based and market-based vesting conditions. For stock options that were based on performance requirements, costs were recognized over the periods to which the performance criteria related. On November 15, 2016, the board of directors modified the vesting of the remaining performance based stock options to instead vest based on service conditions. As of December 26, 2018, there were no remaining performance based stock options outstanding. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, we utilize the Black–Scholes option pricing model.
Recent Accounting Pronouncements
Recent accounting pronouncements are described in "Note 2. Summary of Significant Accounting Policies" in our accompanying "Notes to Consolidated Financial Statements" included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our debt, which bears interest at USD LIBOR plus a margin between 1.25% and 2.25%. As of December 26, 2018, we had outstanding borrowings of $74.0 million related to our 2018 Revolver and another $8.5 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to our 2018 Revolver borrowings would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.
We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments.
To mitigate exposure to fluctuations in interest rates, in the past, when we have determined it appropriate, we have entered into interest rate caps. At this time, due to reduced debt burden and the lowered rates of interest on our debt in recent years, we are not continuing to hedge our interest rate exposure.
Inflation
Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs. On January 1, 2017, the State of California (where most of our restaurants are located) minimum wage rose to $10.50 per hour, on January 1, 2018, the State of California minimum wage rose to $11.00 per hour and on January 1, 2019 was increased to $12.00 per hour. We also do substantial business in locales such as the City of Los Angeles and the County of Los Angeles that may have higher minimum wages. For details, see "Item 1A. Risk Factors—Risks Related to Our Business and Industry—If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.” In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future.
Commodity Price Risk
We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In periods where the prices of commodities drop, we may pay higher prices under our purchasing commitments. In rapidly-fluctuating commodities markets, it may prove difficult for us to adjust our menu prices in accordance with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk. See "Item 1A. “Risk Factors—Risks Related to Our Business and Industry—Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition and results of operations,” and "Note 13.

Commitments and Contingencies—Purchase Commitments" in our accompanying "Notes to Consolidated Financial Statements" included in this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EL POLLO LOCO HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
El Pollo Loco Holdings, Inc.
Costa Mesa, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) and subsidiaries as of December 26, 2018 and December 27, 2017, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 26, 2018 and December 27, 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Policy Related to Revenue Recognition

As discussed in Note 2 to the consolidated financial statements, the Company has changed its accounting policy for revenue recognition and related disclosures in 2018 due to the modified retrospective adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers.
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
Costa Mesa, California
March 8, 2019

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 26, 2018	December 27, 2017
Assets
Current assets:
Cash and cash equivalents	$6,969	$8,550
Accounts and other receivables, net	9,599	7,212
Inventories	2,479	2,289
Prepaid expenses and other current assets	2,998	2,679
Total current assets	22,045	20,730
Property and equipment owned, net	104,145	102,794
Property held under capital lease, net	16	40
Goodwill	248,674	248,674
Trademarks, net	61,888	61,888
Other intangible assets, net	280	377
Deferred tax assets	11,709	7,167
Other assets	1,469	1,041
Total assets	$450,226	$442,711
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under capital leases	$68	$132
Accounts payable	9,564	12,307
Accrued salaries and vacation	7,574	7,339
Accrued insurance	7,076	5,851
Accrued income taxes payable	71	35
Accrued interest	149	110
Current portion of income tax receivable agreement payable	6,637	8,281
Other accrued expenses and current liabilities	51,764	13,270
Total current liabilities	82,903	47,325
Revolver loan	74,000	93,000
Obligations under capital leases, net of current portion	116	184
Other intangible liabilities, net	642	786
Income tax receivable agreement payable, net of current portion	7,305	13,694
Other noncurrent liabilities	20,024	12,772
Total liabilities	184,990	167,761
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value—100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 39,009,451 and 38,661,850 shares issued and outstanding	390	387
Additional paid-in capital	375,734	372,990
Accumulated deficit	(110,888)	(98,427)
Total stockholders’ equity	265,236	274,950
Total liabilities and stockholders’ equity	$450,226	$442,711
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

For the Years Ended	December 26, 2018	December 27, 2017	December 28, 2016
Revenue
Company-operated restaurant revenue	$388,835	$376,615	$355,468
Franchise revenue	25,771	25,086	24,655
Franchise advertising fee revenue	21,222	—	—
Total revenue	435,828	401,701	380,123
Cost of operations
Food and paper costs	111,142	109,898	107,218
Labor and related expenses	112,417	106,584	97,471
Occupancy and other operating expenses	91,385	85,631	78,263
Gain on recovery of insurance proceeds, lost profits	—	—	(502)
Company restaurant expenses	314,944	302,113	282,450
General and administrative expenses	50,261	38,523	34,661
Legal settlements	36,258	—	—
Franchise expenses	24,429	3,335	3,823
Depreciation and amortization	17,825	18,128	16,053
Loss on disposal of assets	278	799	674
Expenses related to fire loss	—	—	48
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(741)
Recovery of securities lawsuits related legal expenses	(8,356)	(1,666)	—
Asset impairment and closed-store reserves	9,650	33,645	8,554
Total expenses	445,289	394,877	345,522
Gain on disposition of restaurants	—	—	28
(Loss) income from operations	(9,461)	6,824	34,629
Interest expense—net of interest income of $12, $25, and $28 for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively	3,502	3,278	3,155
Income tax receivable agreement (income) expense	(761)	(5,570)	352
(Loss) income before provision for income taxes	(12,202)	9,116	31,122
(Benefit) provision for income taxes	(3,208)	497	12,783
Net (loss) income	$(8,994)	$8,619	$18,339
Net (loss) income per share:
Basic	$(0.23)	$0.22	$0.48
Diluted	$(0.23)	$0.22	$0.47
Weighted average shares used in computing net (loss) income per share:
Basic	38,574,553	38,453,347	38,357,805
Diluted	38,574,553	39,086,676	39,026,950
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2015	38,284,435	$383	$369,635	$(125,385)	$244,633
Stock based compensation	—	—	1,063	—	1,063
Issuance of common stock related to restricted shares, net	41,611	—	—	—	—
Issuance of common stock upon exercise of stock options	147,726	2	976	—	978
Excess income tax benefit related to share-based compensation plans	—	—	169	—	169
Net income	—	—	—	18,339	18,339
Balance, December 28, 2016	38,473,772	385	371,843	(107,046)	265,182
Stock based compensation	—	—	1,056	—	1,056
Issuance of common stock related to restricted shares, net	170,417	2	(2)	—	—
Issuance of common stock upon exercise of stock options	17,661	—	93	—	93
Net income	—	—	—	8,619	8,619
Balance, December 27, 2017	38,661,850	387	372,990	(98,427)	274,950
Cumulative effect of accounting change (see Note 2)	—	—	—	(3,467)	(3,467)
Stock based compensation	—	—	2,005	—	2,005
Issuance of common stock related to restricted shares, net	155,229	1	(1)	—	—
Issuance of common stock upon exercise of stock options	269,549	3	1,834	—	1,837
Shares repurchased for employee tax withholdings	(10,768)	—	(114)	—	(114)
Repurchase of common stock	(66,409)	(1)	(980)	—	(981)
Net loss	—	—	—	(8,994)	(8,994)
Balance, December 26, 2018	39,009,451	$390	$375,734	$(110,888)	$265,236
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years Ended	December 26, 2018	December 27, 2017	December 28, 2016
Cash flows from operating activities
Net (loss) income	$(8,994)	$8,619	$18,339
Adjustments to reconcile changes in net (loss) income to net cash provided by operating activities:
Depreciation and amortization	17,825	18,128	16,053
Stock-based compensation expense	2,005	1,056	1,063
Income tax receivable agreement (income) expense	(761)	(5,570)	352
Loss on disposal of assets	278	799	674
Impairment of property and equipment	5,147	32,594	8,400
Closed-store reserves	4,503	1,051	154
Amortization of deferred financing costs	280	304	304
Amortization of favorable and unfavorable leases, net	(47)	(119)	(82)
Excess income tax benefit related to share-based compensation plans	—	—	(169)
Deferred income taxes, net	(3,428)	250	12,390
Other	—	—	(660)
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,387)	(294)	(844)
Inventories	(190)	(177)	(221)
Prepaid expenses and other current assets	(319)	425	(448)
Income taxes receivable/payable	37	(85)	222
Other assets	122	47	107
Accounts payable	482	1,088	(4,579)
Accrued salaries and vacation	235	1,585	(939)
Accrued insurance	1,225	407	423
Payment related to tax receivable agreement	(7,272)	(11,109)	(3,236)
Other accrued expenses and liabilities	36,701	4,547	1,996
Restricted cash	—	125	—
Net cash provided by operating activities	45,442	53,671	49,299
Cash flows from investing activities
Proceeds from disposition of restaurant	—	—	1,465
Proceeds from fire insurance for property and equipment	—	—	743
Purchase of property and equipment	(27,802)	(36,238)	(37,410)
Net cash flows used in investing activities	(27,802)	(36,238)	(35,202)
Cash flows from financing activities
Proceeds from borrowings on revolver and term loans	13,307	8,000	—
Payments on revolver loan	(33,000)	(19,000)	(19,000)
Minimum tax withholdings related to net share settlements	(114)	—	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,837	93	978
Payment of obligations under capital leases	(132)	(144)	(177)
Deferred financing costs for revolver loan	(138)	—	—
Excess income tax benefit related to share-based compensation plans	—	—	169
Repurchases of common stock	(981)	—	—
Net cash flows used in financing activities	(19,221)	(11,051)	(18,030)
Increase (decrease) in cash and cash equivalents	(1,581)	6,382	(3,933)
Cash and cash equivalents, beginning of year	8,550	2,168	6,101
Cash and cash equivalents, end of year	$6,969	$8,550	$2,168

	December 26, 2018	December 27, 2017	December 28, 2016
Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$3,393	$3,314	$3,086
Cash paid during the year for income taxes, net	$183	$336	$171
Non-cash investing and financing activity
Unpaid purchases of property and equipment	$1,543	$4,741	$5,158
Schedule of non-cash transactions
Borrowing on revolver for financing fees	$693	$—	$—
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, Utah and Louisiana, specialize in flame-grilled chicken in a wide variety of contemporary Mexican-influenced entrees, including specialty chicken burritos, chicken quesadillas, chicken tortilla soup, variations on our Pollo Bowl® and Pollo Salads. At December 26, 2018, the Company operated 213 (143 in the greater Los Angeles area) and franchised 271 (138 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses one restaurant in the Philippines. The Company’s largest stockholder is Trimaran Pollo Partners, L.L.C. (“LLC”), which is controlled by affiliates of Trimaran Capital, L.L.C. LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”) and has a 42.9% ownership interest as of December 26, 2018. LLC’s only material asset is its investment in Holdings.
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
On August 2, 2018, the Company announced the Board of Directors had authorized a stock repurchase program (the "Stock Repurchase Program"). The Company entered into a stock repurchase plan pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended on August 28, 2018 (the "Stock Repurchase Plan"), which allows the repurchase of up to $20.0 million of the Company's common stock. The Stock Repurchase Plan commenced purchases on November 6, 2018, and, if not terminated sooner by other provisions of the Stock Repurchase Plan, will terminate on June 26, 2019. The Stock Repurchase Plan may also be suspended or terminated at any time upon prior notice.
Under the Stock Repurchase Program, the Company may repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, subject to market conditions and other considerations. The Company's repurchases may be executed using open market purchases and/or through privately negotiated transactions.
Under the Stock Repurchase Plan for the quarterly period ended December 26, 2018, the Company repurchased 66,409 shares of common stock, executed using open market purchases, for total consideration of approximately $1.0 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Liquidity
The Company’s principal liquidity requirements are to service its debt and meet capital expenditure needs. At December 26, 2018, the Company’s total debt (including capital lease liabilities) was $74.2 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $7.0 million at December 26, 2018, and available borrowings under the 2018 Revolver (which availability was $67.5 million at December 26, 2018) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements.
Basis of Presentation
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2018, 2017, and 2016 ended on December 26, 2018, December 27, 2017 and December 28, 2016, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2018, 2017 and 2016 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.
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
Subsequent Events
On January 24, 2019, the parties reached an agreement in principle to settle all claims and allegations brought on behalf of putative class members in Superior Court of the State of California, County of Orange under the caption Elliott Olvera, et al. v. El Pollo Loco, Inc., et al. (Case No. 30-2014-00707367-CU-OE-CXC), as well as all wage and hour claims brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867).  See "Note 13. Commitments and Contingencies—Legal Matters."

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle all claims and allegations brought on behalf of putative class members in United States District Court, Central District of California under the caption Turocy v. El Pollo Loco Holdings, Inc. et al., (Case No. 8:15-cv-01343-DOC-KES). See "Note 13. Commitments and Contingencies—Legal Matters."
Subsequent to December 26, 2018, the Company decided to close one restaurant in Texas, which was previously impaired during the fourth quarter of 2017. The restaurant closed in January 2019.
Subsequent to December 26, 2018, the Company made a $3.0 million pre-payment on the 2018 Revolver.
The Company evaluated subsequent events that have occurred after December 26, 2018, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had one vendor for which amounts due at December 26, 2018 totaled 36% of the Company’s accounts payable. As of December 27, 2017, the Company had one supplier for which amounts due totaled 14% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 29% of the Company’s purchases for fiscal 2018, 29% for fiscal 2017 and 33% for fiscal 2016 with no amounts payable at December 26, 2018 or December 27, 2017. In fiscal 2018, 2017 and 2016, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 69%, 73%, and 75%, respectively, of total revenue. Two franchisees accounted for 40% of total accounts receivable as of December 26, 2018 and December 27, 2017.
Management believes the loss of the significant supplier or franchisee could have a material adverse effect on the Company's consolidated results of operations and financial condition.
Accounts and Other Receivables, Net
Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees. Such receivables are due on a monthly basis, which may differ from the Company’s fiscal month-end dates. Accounts and other receivables also include credit/debit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis and takes into consideration past due balances and the financial strength of the obligor. Bad debt expense was immaterial for the years ended December 26, 2018, December 27, 2017, and December 28, 2016.
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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Buildings	20 years
Land improvements	3—30 years
Building improvements	3—10 years
Restaurant equipment	3—10 years
Other equipment	2—10 years
Leasehold improvements	Shorter of useful life or lease term
The Company capitalizes certain directly attributable costs in conjunction with site selection that relate to specific sites for planned future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations, and were $0.3 million, $0.5 million and $0.5 million for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively. The Company capitalized internal costs related to site selection and construction activities of $1.3 million, $1.9 million and $1.6 million for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively. Capitalized internal interest costs related to site selection and construction activities were $0.2 million, $0.2 million and $0.2 million for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of this analysis, the Company recorded non-cash impairment charges of $5.1 million for the year ended December 26, 2018, primarily related to the carrying value of the assets of four restaurants in Arizona, California and Texas, including a restaurant in Texas that opened in early 2018. In fiscal 2017 the company recorded a non-cash impairment charge of $32.6 million, primarily related to the carrying value of 23 restaurants in Arizona, California and Texas. The impairment expense for fiscal 2017 includes an impairment expense of $27.7 million, representing the entire value of capitalized assets of all of the company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of the Texas restaurants included operating results, which indicated that the restaurants did not achieve the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets. Given the difficulty in projecting results for newer restaurants in newer markets, we are also monitoring the recoverability of the carrying value of the assets of several other restaurants on an ongoing basis, including those in the Arizona and Northern California market. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material. In fiscal 2016 the Company recorded a non-cash impairment charge of $8.4 million, primarily related to the carrying value of the assets of nine restaurants in Arizona, California and Texas.
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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company reviews goodwill for impairment utilizing either a qualitative assessment or by comparing the fair value of a reporting unit with its carrying amount. An impairment test consists of either a qualitative assessment or a comparison of the fair value of a reporting unit with its carrying amount. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If an impairment test is performed which determines the carrying amount of a reporting unit is greater than its fair value, an impairment charge will be recognized for the amount by which the carrying amount of a reporting unit is greater than its fair value, up to the amount of its allocated goodwill.
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
Although the Company recognized expense related to the impairment of the assets of 4 restaurants during the year ended December 26, 2018, upon completion of the qualitative assessment, the Company did not identify any indicators of potential impairment for its goodwill or indefinite-lived intangible assets. Furthermore, the Company did not identify any indicators of potential impairment during the years ended December 27, 2017 or December 28, 2016, and thus no impairment was recorded.
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
Deferred Financing Costs
Deferred financing costs are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Transaction costs of $0.8 million were incurred in connection with the July 13, 2018 refinancing and were capitalized during fiscal 2018. Included in other assets are deferred financing costs (net of accumulated amortization), related to the revolver, of $1.1 million and $0.6 million as of December 26, 2018 and December 27, 2017, respectively. Amortization expense for deferred financing costs was $0.3 million, $0.3 million and $0.3 million for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively, and is reflected as a component of interest expense in the accompanying consolidated statements of operations.
Insurance Reserves

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 26, 2018 and December 27, 2017, the Company had accrued $7.1 million and $5.9 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 26, 2018, December 27, 2017 and December 28, 2016, totaled $8.0 million, $6.8 million, and $7.2 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of operations.
Restaurant Revenue
Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $8.8 million, $8.9 million and $7.4 million during the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively.
The Company offers a loyalty rewards program, which awards a customer one point for every $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point terms. As of December 26, 2018 and December 27, 2017, the revenue allocated to loyalty points that have not been redeemed are $1.0 million and $0.4 million, respectively, which are reflected in the Company's accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one year period.
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
Advertising Costs
Advertising expense is recorded as the obligation to contribute to the advertising fund is accrued, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $16.1 million, $15.5 million and $14.7 million for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively, and is in addition to $21.2 million, $20.5 million and $19.3 million, respectively, funded by the franchisees’ advertising fees.
Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $0.3 million and $1.0 million at December 26, 2018 and December 27, 2017, respectively. Fees received subsequent to provided service are included in accounts receivable and current assets and were nil at December 26, 2018 and December 27, 2017. Pursuant to the Company’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 26, 2018, the Company was obligated to spend $0.3 million more in future periods to comply with this requirement.
Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.
Preopening Costs
Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of operations, were $0.8 million, $2.0 million and $2.6 million for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively.

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
Operating Leases
Rent expense for the Company’s operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Rent expense is included in occupancy and other operating expenses on the consolidated statements of operations. The difference between rent expense and rent paid is recorded as deferred rent, which is included in current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets. Percentage rent expenses are recorded based on estimated sales or gross margin for respective restaurants over the contingency period.
Any leasehold improvements that are funded by lessor incentives under operating leases are recorded as leasehold improvements and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to rent expense over the expected lease term.
Gain on Recovery of Insurance Proceeds
In November 2015, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2016, we incurred costs directly related to the fire of less than $0.1 million, disposed of assets of an additional $0.1 million and recognized gains of $0.7 million, related to the reimbursement of property and equipment and expenses incurred and $0.5 million related to the reimbursement of lost profits. The reimbursement of lost profits is included in the accompanying consolidated statements of operations, for fiscal 2016, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $1.4 million, net of the insurance deductible, during fiscal 2016. The restaurant was reopened for business on March 14, 2016.
Recovery of Securities Class Action Legal Expense
During fiscal 2018 and 2017, the Company received insurance proceeds of $8.4 million and $1.7 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See "Note 13. Commitments and Contingencies—Legal Matters."
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
The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 26, 2018 or December 27, 2017, and did not recognize interest or penalties

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

during the years ended December 26, 2018, December 27, 2017, and December 28, 2016, since there were no material unrecognized tax benefits. Management believes no material change to the amount of unrecognized tax benefits will occur within the next twelve months.
On July 30, 2014, the Company entered into the TRA with the stockholders of the Company immediately prior to the initial public offering ("IPO") which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. As of December 26, 2018 and December 27, 2017, the Company had accrued $13.9 million and $22.0 million, respectively relating to expected TRA payments. In fiscal 2018, 2017 and 2016, we paid $7.3 million, $11.1 million and $3.2 million, respectively, to our pre-IPO stockholders under the TRA.
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
As of December 26, 2018 and December 27, 2017, the Company had no assets and liabilities measured at fair value on a recurring basis.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 26, 2018 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Impairment Losses
Property and equipment owned, net	$449	$—	$—	$449	$5,147
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
During fiscal 2018, 2017 and 2016, the Company recorded $5.1 million, $32.6 million and $8.4 million, respectively, of expenses related to the impairment of assets. This was primarily related to the carrying value of the assets of four restaurants, in Arizona, California and Texas during fiscal 2018, the carrying value of the assets of 21 restaurants in Arizona, California and Texas, as well as the strategic decision to close two restaurants in Texas, in fiscal 2017 and nine restaurants in Arizona, California and Texas in fiscal 2016. These impairment charges resulted primarily from our annual impairment testing of long-lived assets, except for the two restaurant closings in Texas in fiscal 2017 noted above. The fair value measurements used in

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

these impairment evaluations were based on discounted cash flow estimates using unobservable Level 3 inputs, based on market assumptions.
Fair Value of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short-term maturities. The recorded value of the TRA approximates fair value, based on borrowing rates currently available to the Company for debts with similar terms and remaining maturities (Level 3 measurement).
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
Earnings per Share
Earnings per share (“EPS”) is calculated using the weighted average number of common shares outstanding during each period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. For purposes of this calculation, options and restricted stock awards are considered to be common stock equivalents and are only included in the calculation of diluted earnings per share when their effect is dilutive. The shares used to compute basic and diluted net income per share represent the weighted-average common shares outstanding.
Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)," ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, requires more judgment and estimates within the revenue recognition process.
On December 28, 2017, the Company adopted ASU 2014-09 using the modified retrospective method applied to those contracts, which were not fully satisfied as of December 28, 2017. Results for reporting periods beginning after December 28, 2017, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The Company has recognized an adjustment to retained earnings, related to the cumulative effect of adopting ASU 2014-09 at the date of adoption. The adoption of ASU 2014-09 did not have a material impact to its consolidated statement of operations, and the cumulative catch-up adjustment recorded to accumulated deficit was $3.5 million, or 1% of total assets.
In addition, the FASB issued the following Technical Corrections, Practical Expedients and Targeted Improvements to Topic 606, Revenue from Contracts with Customers: ASU No. 2017-14 in November 2017, ASU No. 2017-13 in September 2017, ASU No. 2016-20, in December 2016, ASU No. 2016-12, in May 2016 and ASU No. 2016-10, in April 2016 (together with ASU 2014-09 referred to as "Topic 606"). All amendments are effective for financial statements issued for annual periods beginning after December 15, 2017, including interim periods within those annual periods.
For additional information and discussion of the impact of the adoption of Topic 606 on revenue recognition, see "Changes in Accounting Policies" below and "Note 15. Revenue from Contracts with Customers".
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting," ("ASU 2017-09"), which provides clarity, reduces diversity in practice, and reduces cost and complexity when applying the guidance in Topic 718 Compensation—Stock Compensation, regarding a change to the terms or conditions of a

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

share-based payment award. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted ASU 2017-09 in the first quarter of 2018. The adoption of ASU 2017-09 did not have a significant impact on the Company’s consolidated financial position or results of operations.
In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business" ("ASU 2017-01"). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU 2017-01 in the first quarter of 2018. The adoption of ASU 2017-01 did not have a significant impact on the Company’s consolidated financial position or results of operations.
In January 2017, the FASB issued ASU No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," ("ASU 2017-04"), simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The Company adopted ASU 2017-04 in the fourth quarter of 2018. The adoption of ASU 2017-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.
In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash" ("ASU 2016-18"). ASU 2016-18 addresses the diversity in practice that exists regarding the classification and the presentation of changes in restricted cash on the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. The amendments in ASU 2016-18 require that amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and the end-of-period total amounts set forth on the statements of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2018. The adoption of ASU 2016-18 did not have a significant impact on the Company’s consolidated financial position or results of operations.
In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statements of cash flows under Topic 230, Statements of Cash Flow, and other Topics. The Company adopted ASU 2016-15 in the first quarter of 2018. The adoption of ASU 2016-15 did not have a significant impact on the Company’s consolidated financial position or results of operations.
In January 2016, the FASB issued ASU No. 2016-01, "Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The Company adopted ASU 2016-01 in the first quarter of 2018. The adoption of ASU 2016-01 did not have a significant impact on the Company’s consolidated financial position or results of operations.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code. On December 22, 2017, the Securities and Exchange Commission (“SEC") issued guidance in Staff Accounting Bulletin No. 118, ("SAB 118"), to address certain fact patterns where the accounting for changes in tax laws or tax rates under FASB ASC Topic 740, Income Taxes (“ASC 740”) is incomplete upon issuance of an entity's financial statements for the reporting period in which the Tax Act is enacted. As permitted in SAB 118, in 2017, the Company took a measurement period approach and reported certain provisional amounts, based on reasonable estimates, for certain tax effects in which the accounting under ASC 740 is incomplete. Such provisional amounts are subject to adjustment during a limited measurement period, not to extend one year beyond the tax law enactment date, until the accounting under ASC 740 is complete. The Company completed the accounting required under ASC 740 in 2018; however as new guidance and interpretations of the tax law become available, any further adjustments related to the enacted tax laws could result in a material adverse impact on the Company's net income and our financial position in 2019.
In March 2018, the FASB issued ASU No. 2018-05, "Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118" ("ASU 2018-05"). The amendments in ASU 2018-05 amend the SEC paragraphs

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

included in Topic 740 to be consistent with the guidance in SAB 118, which the Company adopted in the year ended December 27, 2017, as described above.
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
In June 2018, the FASB issued ASU No. 2018-07, "Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting," ("ASU 2018-07"), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for financial statements issued for annual periods beginning after December 15, 2018, and for the interim periods therein. The adoption of ASU 2018-07 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
In February 2016, the FASB issued ASU No. 2016-02, “Leases" ("ASU 2016-02"). ASU 2016-02 establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt these provisions in the first quarter of 2019, electing the transition method that allows us to apply the standard as of the adoption date and record a cumulative adjustment in retained earnings, if applicable. We have elected the package of practical expedients permitted under the transition guidance within the new guidance, which among other things, allows us to carryforward the historical lease classification. The Company has $266.5 million of operating lease obligations as of December 26, 2018, and upon adoption of this standard will record a ROU asset and lease liability equal to the present value of these leases, which will have a material impact on the consolidated balance sheet. However, the recognition of lease expense in the consolidated statement of operations is not expected to change from the current methodology and no significant changes are expected to the consolidated statement of cash flows upon the adoption of ASU 2016-02.
In July 2018, the FASB issued ASU No. 2018-10, "Codification Improvements to Topic 842, Leases," ("ASU 2018-10"), to clarify how to apply certain aspects of the new lease accounting standard. The amendments in this update, among other things, better articulates the requirement for a lessee's reassessment of lease classification as of the effective date of a modification, clarifies that a change to an index or rate for variable lease payments does not constitute a resolution of a contingency that would result in the remeasurement of lease payments, and requires entities that apply Topic 842 retrospectively to each reporting period and do not adopt the practical expedients to write off any prior unamortized initial direct costs that do not meet the definition under Topic 842 to equity. The amendments in this update have the same effective date and transition requirements as the new lease standard summarized above. The Company has disclosed the impact of adoption of Topic 842 on the Company’s consolidated financial position and results of operations as stated above.
Also, in July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements," ("ASU 2018-11"), to provide an additional transition method. An entity can now elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company intends to make this election. The amendments in these update are effective for the Company for fiscal years beginning after December 15, 2018, including interim periods within those years, with early adoption permitted. The Company has performed an assessment of the impact of the adoption of the amendments in these updates on the Company's consolidated financial position and results of operations for the Company's leases, which primarily consist of restaurant operating leases and corporate office leases. Based on that assessment, the Company has established that the adoption of Topic 842 will result in the recognition of a significant increase to the balance sheet for right-of-use assets and lease liabilities as of December 27, 2018 based on the present value of future minimum lease payments. Also, the impacts from the adoption of Topic 842 to the Company's accumulated deficit as of December 27, 2018 and to consolidated results of operations for the year ending December 25, 2019 are not expected to be material.
Changes in Accounting Policies
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company adopted Topic 606, with a date of initial application of December 28, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below.
The Company generates a substantial amount of its revenues from company-operated restaurants. This revenue stream was not impacted by the adoption of Topic 606.
The Company applied Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at December 28, 2017. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below and in "Note 15. Revenue from Contracts with Customers."
Franchise Revenue
Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees and IT support services. Rental income for subleases to franchisees are outside of the scope of the revenue standard and are within the scope of lease guidance. Franchise royalties are based upon a percentage of net sales of the franchisee and were previously recorded as income as such sales are earned by the franchisees, which does not change with the adoption of Topic 606.
For franchise and development agreement fees, the Company's previous accounting policy was to recognize initial franchise fees, development fees, and franchise agreement renewals when all material obligations had been performed and conditions had been satisfied, typically when operations of the franchised restaurant had commenced. In accordance with the new guidance, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement, and are therefore treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, are recognized over the franchise or renewal term, which is typically twenty years. As of December 26, 2018, the Company had executed development agreements that represent commitments to open 44 franchised restaurants at various dates through 2022.
Franchise Advertising Fee Revenue
The Company's previous accounting policy was to recognize advertising funded by franchisees on a net basis in the consolidated statements of operations, and as a liability within the consolidated balance sheets. Under the new guidance, the Company presents advertising contributions received from franchisees as franchise advertising fee revenue and records all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on the consolidated statements of operations, with no change to the consolidated balance sheets.
The adoption of this guidance did not have a material change on revenue from Company-operated restaurant revenue, gift cards or the Company's loyalty program.
The following tables summarize the impacts of adopting Topic 606 on the Company’s consolidated financial statements as of and for the twelve months ended December 26, 2018:

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Impact of changes in accounting policies
December 26, 2018 (in thousands)	As Reported	Adjustments	Balances without adoption of Topic 606
Assets
Current assets:
Deferred tax assets	$11,709	$1,272	$10,437
Total assets	$450,226	$1,272	$448,954
Liabilities and Stockholders' Equity
Current liabilities:
Other accrued expenses and current liabilities	$51,764	$369	$51,395
Total current liabilities	82,903	369	82,534
Other noncurrent liabilities	20,024	4,370	15,654
Total liabilities	184,990	4,739	180,251
Stockholders' Equity
Accumulated deficit	(110,888)	(3,467)	(107,421)
Total stockholders' equity	265,236	(3,467)	268,703
Total liabilities and stockholder’s equity	$450,226	$1,272	$448,954

	Impact of changes in accounting policies
Year Ended December 26, 2018 (in thousands)	As Reported	Adjustments	Balances without adoption of Topic 606
Revenue
Franchise revenue	$25,771	$166	$25,605
Franchise advertising fee revenue	21,222	21,222	—
Total revenue	435,828	21,388	414,440
Cost of operations
Franchise expenses	24,429	21,222	3,207
Total expenses	445,289	21,222	424,067
Loss from operations	(9,461)	166	(9,627)
Loss before provision for income taxes	(12,202)	166	(12,368)
Net loss	$(8,994)	$166	$(9,160)
Franchise Development Option Agreement with Related Party
On July 11, 2014, EPL and LLC entered into a Franchise Development Option Agreement relating to development of our restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted LLC the exclusive option to develop and open 15 restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional 100 restaurants in the Territory over ten years. The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years after that exercise. LLC may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. We have no current intention to begin development in the Territory and as of December 26, 2018, no stores have been opened in the Territory.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 26, 2018	December 27, 2017
Land	$12,323	$12,323
Buildings and improvements	156,806	124,056
Other property and equipment	76,061	64,712
Construction in progress	2,989	8,225
	248,179	209,316
Less: accumulated depreciation and amortization	(144,034)	(106,522)
	$104,145	$102,794
Depreciation expense was $17.8 million, $18.1 million and $16.1 million for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively.
Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $5.1 million, $32.6 million and $8.4 million for the years ended December 26, 2018, December 27, 2017, and December 28, 2016, respectively.
4. TRADEMARKS, OTHER INTANGIBLE ASSETS AND LIABILITIES
Domestic trademarks consist of the following (in thousands):

	December 26, 2018	December 27, 2017
Cost	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Trademarks, net	$61,888	$61,888
Other intangible assets subject to amortization consist of the following (in thousands):

	December 26, 2018	December 27, 2017
Favorable leasehold interest	$6,038	$6,038
Less: accumulated amortization	(5,758)	(5,661)
Total favorable leasehold interest, net	$280	$377
Unfavorable leasehold interest liability	$(9,156)	$(9,156)
Less: accumulated amortization	8,514	8,370
Unfavorable leasehold interest liability, net	$(642)	$(786)
The estimated net amortization credits (net liability) for the Company’s favorable and unfavorable leasehold interests for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

For the Years Ending	Favorable Leasehold Interest	Unfavorable Leasehold Interest
December 25, 2019	$94	$(136)
December 30, 2020	85	(123)
December 29, 2021	64	(120)
December 28, 2022	37	(107)
December 28, 2023	—	(100)
Thereafter	—	(56)
Total	$280	$(642)

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The aggregate amortization expense for the years ended December 26, 2018, December 27, 2017, and December 28, 2016 was less than $0.1 million for fiscal 2018 and $0.1 million, in each of fiscal 2017 and fiscal 2016. The remaining weighted average amortization periods of the favorable leasehold interest and the unfavorable leasehold liability are two years and three years respectively.
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
 Information regarding the Company’s future lease obligations at December 26, 2018 is as follows (in thousands):

	Capital Leases	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 25, 2019	$95	$25,388	$1,443
December 30, 2020	54	24,437	1,108
December 29, 2021	54	23,342	1,078
December 28, 2022	45	22,338	1,001
December 28, 2023	—	20,634	989
Thereafter	—	150,342	2,612
Total	$248	$266,481	$8,231
Less: imputed interest (11.0% to 11.1%)	(64)
Present value of capital lease obligations	184
Less: current maturities	(68)
Noncurrent portion	$116
Net rent expense is as follows (in thousands):

For the Years Ended	December 26, 2018	December 27, 2017	December 28, 2016
Base rent	$25,591	$24,384	$22,089
Contingent rent	282	259	209
Less: sublease income	(2,218)	(2,334)	(2,540)
Net rent expense	$23,655	$22,309	$19,758
Base rent and contingent rent are included in occupancy and other operating expenses, while sublease income is included in franchise revenue in the accompanying consolidated statements of operations. Sublease income includes contingent rental income of $0.7 million, $0.8 million, and $1.0 million for fiscal 2018, 2017, and 2016, respectively.
The Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under noncancelable leases with initial terms ranging from 3 to 20 years. The lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues. Total rental income included in franchise revenue in the accompanying consolidated statements of operations for leased property was $0.5 million, $0.5 million and $0.5 million for fiscal 2018, 2017, and 2016, respectively.
Minimum future rental income for company-owned properties under noncancelable operating leases, which is recorded on a straight-line basis, in effect as of December 26, 2018, is as follows (in thousands):

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ending
December 25, 2019	$334
December 30, 2020	349
December 29, 2021	301
December 28, 2022	276
December 28, 2023	276
Thereafter	2,673
Total future minimum rental income	$4,209
6. CURRENT CREDIT AGREEMENTS
On December 11, 2014, the Company refinanced its debt, with EPL, Intermediate, and Holdings entering into a credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provided for the $200.0 million five-year 2014 Revolver. The 2014 Revolver included a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans.
On July 13, 2018, the Company refinanced the 2014 Revolver, pursuant to the 2018 Credit Agreement among EPL, as borrower, and the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for the $150.0 million five-year 2018 Revolver. The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.
Borrowings under the 2018 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in the range of 0.25% to 1.25%. For borrowings under both the 2014 Revolver and the 2018 Revolver during fiscal 2018, the interest rate range was 3.3% to 4.0%. For borrowings under the 2014 Revolver during fiscal 2017, the interest rate range was 2.4% to 3.3%. The interest rate under the 2018 Revolver was 4.0% at December 26, 2018 and 3.3% under the 2014 Revolver at December 27, 2017.
The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 26, 2018. See Note 1 for restrictions on the payment of dividends under the 2018 Credit Agreement. At December 26, 2018, $8.5 million of letters of credit and $74.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $67.5 million at December 26, 2018.
Maturities
On July 13, 2018, the Company refinanced the 2014 Revolver pursuant to the 2018 Credit Agreement. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. There are no required principal payments prior to maturity for the 2018 Revolver.
7. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	December 26, 2018	December 27, 2017
Accrued sales and property taxes	$5,016	$4,792
Accrued legal settlements and professional fees	38,639	1,544
Gift card liability	2,512	2,319
Other	5,597	4,615
Total other accrued expenses and current liabilities	$51,764	$13,270

8. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	December 26, 2018	December 27, 2017
Deferred rent	$10,660	$9,403
Deferred franchise and development fees	5,224	—
Other	4,140	3,369
Total noncurrent liabilities	$20,024	$12,772
9. INCOME TAXES
The provision for income taxes is based on the following components (in thousands):

For the Years Ended	December 26, 2018	December 27, 2017	December 28, 2016
Current income taxes:
Federal	$—	$—	$—
State	220	250	224
Total current	220	250	224
Deferred income taxes:
Federal	(3,526)	1,495	9,660
State	98	192	2,730
Total deferred	(3,428)	1,687	12,390
Charge in lieu of tax (attributable to stock options)	—	—	169
Adjustment to deferred taxes for tax rate change	—	(1,440)	—
Tax provision for income taxes	$(3,208)	$497	$12,783
On December 22, 2017 the U.S government enacted the Tax Act. The Tax Act reduces the corporate tax rate to from 35% to 21%, effective for tax years beginning January 1, 2018. The Company is subject to the provisions of ASC 740, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The enacted reduction in the corporate federal income tax rate resulted in a re-measurement of the Company’s net deferred tax assets and liabilities with a one-time, non-cash increase to income tax benefit. Consequently, we recorded a decrease related to deferred tax assets and deferred tax liabilities of $12.1 million and $13.5 million, respectively, with a net benefit to deferred income tax expense of $1.4 million for the year ended December 27, 2017. In addition, under the new tax law, the corporate alternative minimum tax (“AMT”) is repealed effective for tax years beginning January 1, 2018. For tax years beginning in 2018, 2019 and 2020, to the extent AMT credit carryovers exceed regular tax liability, 50% of the excess of AMT credit carryovers would be refundable. Any remaining AMT credits would be fully refundable in 2021.
The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21.0% for fiscal 2018 and 35.0% for both fiscal 2017 and fiscal 2016 as follows:

For the Years Ended	December 26, 2018	December 27, 2017	December 28, 2016
Statutory federal income tax rate applied to earnings before income taxes and extraordinary items	21.0%	35.0%	35.0%
TRA expense	1.3	(21.4)	0.4
Revaluation of deferred taxes	—	(15.8)	—
Change in valuation allowance	(6.9)	10.9	1.3
WOTC Credit	3.3	(2.5)	(0.8)
State tax benefit (net of federal benefit)	5.0	0.6	5.0
Stock option exercises	2.1	—	—
Other	0.5	(1.3)	0.2
Total	26.3%	5.5%	41.1%

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the Company concluded that it is more likely than not that its deferred tax assets will be realized. Beginning in fiscal 2015 and 2016, the Company recorded a valuation allowance against its deferred tax assets resulting from certain tax credits that may not be realizable prior to the time the credits expire. As of December 28, 2016, the Company's total valuation allowance was $3.3 million. In fiscal 2017 and 2018, the Company recorded an additional $1.0 million and $0.8 million, respectively to the valuation allowance. As of December 26, 2018 the total valuation allowance was $5.1 million.
On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. The TRA charge (benefit) expense is a permanent add-back to the Company’s taxable income. TRA resulted in approximately $0.8 million of benefit in fiscal 2018 as a result of changes to future forecasted results and timing of deductibility of certain temporary differences including the current year settlement accrual, $5.6 million of benefit in fiscal 2017 as a result of a reduction in the federal corporate income tax rate related to tax reforms discussed further below, and $0.4 million of tax expense in fiscal 2016. In fiscal 2018, we paid $7.3 million to our pre-IPO stockholders under the TRA.
As of December 26, 2018 and December 27, 2017, the deferred tax assets related to California Enterprise Zone credits, net of valuation allowances are $4.4 million and $5.4 million, respectively.
The Company’s deferred tax assets and liabilities as of December 26, 2018 and December 27, 2017 are summarized below. The balances reflect the revaluation for the reduction in the Federal corporate rate to 21.0%.

	December 26, 2018	December 27, 2017
Deferred assets:
Capital leases	$53	$90
Accrued vacation	456	428
Accrued legal	10,343	—
Deferred rent	3,788	3,516
Accrued workers’ compensation	1,660	1,450
Enterprise zone and other credits	13,001	12,722
Net operating losses	6,260	13,488
Fixed assets	3,374	4,176
Other	5,239	2,261
Total deferred tax assets	44,174	38,131
Valuation allowance	(5,149)	(4,306)
Net deferred tax assets	39,025	33,825
Deferred liabilities:
Goodwill	(6,229)	(6,037)
Trademark	(17,654)	(17,613)
Prepaid expense	(528)	(380)
Fixed asset	—	—
Other	(2,905)	(2,628)
Deferred tax liabilities	(27,316)	(26,658)
Net deferred tax asset	$11,709	$7,167
The net deferred tax asset amounts above as of December 26, 2018 and December 27, 2017 have been classified in the accompanying consolidated balance sheets as noncurrent assets.
As of December 26, 2018, the Company has federal and state NOL carryforwards of approximately $29.8 million and less than $0.1 million, respectively, which expire beginning in 2032 and 2027, respectively.  The Company also has state enterprise zone credits of approximately $10.9 million, which expire in 2023, federal Work Opportunity Credits of approximately $1.4 million,

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

which will expire in 2038 and federal and state AMT credits of approximately $0.5 million, which carry forward indefinitely.  The utilization of NOL carryforwards may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.
As of December 26, 2018, December 27, 2017, and December 28, 2016, the Company had no accrual for unrecognized tax benefits.  Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.
The Company is subject to taxation in the United States and in various state jurisdictions. The Company is no longer subject to U.S. examination for years before 2014 by the federal taxing authority, and for years before 2013 by state taxing authorities.
10. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan for the years ended December 26, 2018, December 27, 2017, and December 28, 2016 were $0.8 million, $0.7 million and $0.6 million, respectively.
11. STOCK-BASED COMPENSATION
Stock Options
At December 26, 2018, options to purchase 2,102,404 shares of common stock of the Company were outstanding, including 1,722,455 vested and 379,949 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s 2018 Omnibus Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 26, 2018, 1,381,010 premium options, options granted above the stock price at date of grant, remained outstanding. In fiscal 2018 and 2017, the Company granted 311,272 and 135,036 options, respectively, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2018 and 2017 had a four-year vesting period. On November 15, 2016, the board of directors approved the modification of the remaining performance based stock options granted in 2014 and 2013 to vest based solely on service conditions. As a result, a) 17,380 performance based stock options that did not vest in fiscal 2015 based on performance targets not being met, vested as of November 15, 2016; b) 80,799 performance based stock options that would not have vested based on 2016 performance targets vested as of December 28, 2016; and c) 17,378 performance based stock options that would not have vested based on the 2017 performance target vested at the end of fiscal 2017, subject to continued employment of the option holder and the other terms and conditions of the 2014 Stock Option Plan. The Company recorded $0.6 million as compensation expense in fiscal 2016 as a result of this stock option modification. As of December 26, 2018, there were no remaining performance based stock options and 2,102,404 time based stock options outstanding. Stock options generally expire 10 years from the date of grant. Changes in stock options for the years ended December 26, 2018 and December 27, 2017, are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - December 28, 2016	2,191,728	$7.26
Grants	135,036	13.73
Exercised	(17,661)	5.26
Forfeited, cancelled or expired	—	—
Outstanding - December 27, 2017	2,309,103	7.65
Grants	311,272	10.98
Exercised	(269,549)	6.81
Forfeited, cancelled or expired	(248,422)	12.46
Outstanding - December 26, 2018	2,102,404	$7.68
Vested and expected to vest at December 26, 2018	2,091,138	$7.66
Exercisable at December 26, 2018	1,722,455	$6.86

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Stock options at December 26, 2018 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.09	99,531	4.50	$4.09	99,531	$4.09
$5.84	1,381,010	3.52	5.84	1,381,010	$5.84
$9.65 - $13.95	482,831	8.89	11.59	102,882	$12.24
$15.00	139,032	5.58	15.00	139,032	$15.00
$4.09 - $15.00	2,102,404	4.93	$7.68	1,722,455	$6.86
The intrinsic value of options outstanding and options exercisable, calculated as the difference between the market value as of December 26, 2018 and the exercise price, is $15.5 million and $14.2 million, respectively. The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $1.5 million, $0.2 million and $0.9 million for fiscal years 2018, 2017 and 2016, respectively.
The Company measures and recognizes compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. For options that were based on performance requirements, costs were recognized over periods to which the performance criteria related. The Company has authorized 5,652,240 shares of common stock for issuance in connection with stock awards. As of December 26, 2018, 1,495,767 shares were available for grant. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, the Company utilizes the Black–Scholes option pricing model, and has developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The Company calculates the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of the Company’s employee stock options. The Company does not anticipate paying any cash dividends for the foreseeable future and therefore uses an expected dividend yield of zero for option valuation purposes. Expected volatility is estimated using four publicly-traded companies in our market category. These are selected based on similarities of market capitalization, size, and other financial and operational characteristics. Volatility is calculated by taking the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term.
The weighted-average estimated fair value of employee stock options granted in fiscal 2018 was $3.78 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 28.4%, expected term of 6.25 years, risk-free interest rate of 2.86% to 2.88%, and expected dividend yield of 0%.
The weighted-average estimated fair value of employee stock options granted in fiscal 2017 was $4.29 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants: expected volatility of 28.6%, expected term of 5.75 years, risk-free interest rates of 1.88% to 2.01%, and expected dividend yield of 0%.
During the years ended December 26, 2018, December 27, 2017 and December 28, 2016, the Company recognized stock option compensation expense of $1.1 million, $0.6 million and $0.9 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of operations. In connection with the retirement of our former President and Chief Executive Officer ("CEO") during fiscal 2018, the Company modified previously granted equity awards to accelerate the vesting of 33,545 awards, which would have otherwise vested in May 2018, and extended the exercisability of all vested and outstanding options until the expiration of the original term of such awards. As a result, the Company incurred incremental stock-based compensation expense of $0.8 million for the year ended December 26, 2018.
As of December 26, 2018, we had total unrecognized compensation expense of $1.3 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 3.27 years.
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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2018, 2017 and 2016. We will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.
Restricted Shares
In fiscal 2018 and 2017, 323,764 and 181,292 restricted share and restricted stock unit awards were granted, respectively, at the fair market value on the date of grant. These grants vest based on continued service over three years for directors and four years for employees. Included in the fiscal 2018 restricted stock award grants were 72,116 performance share units which vest over a minimum of one year and a maximum of five years. Performance share units are granted at fair market value on the date of grant and are subject to service-based and market-based vesting conditions. A portion of the performance share units satisfied their market-based vesting conditions during the fourth quarter of fiscal 2018 and will vest upon the satisfaction of their service condition in the second quarter of fiscal 2019. We base the amount of unearned compensation recorded on the fair market value of the awards on the date of issuance. In fiscal 2018, 2017, and 2016 the Company recognized share-based compensation expense of $1.0 million, $0.5 million, and $0.2 million, respectively. This expense was included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 26, 2018, there was total unrecognized compensation expense of $4.6 million related to unvested restricted share awards, which the Company expects to recognize over a weighted-average period of 3.06 years.
Changes in restricted shares for the years ended December 26, 2018 and December 27, 2017, are as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 28, 2016	36,752	$15.42
Granted	181,292	$13.69
Released	(10,527)	$16.48
Forfeited, cancelled, or expired	(10,875)	$16.72
Unvested shares at December 27, 2017	196,642	$13.70
Granted	395,880	$10.22
Released	(45,991)	$13.86
Forfeited, cancelled, or expired	(55,831)	$13.42
Unvested shares at December 26, 2018	490,700	$10.91
12. EARNINGS PER SHARE
Basic EPS is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 26, 2018, December 27, 2017, and December 28, 2016. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For the Years Ended	December 26, 2018	December 27, 2017	December 28, 2016
Numerator:
Net (loss) income	$(8,994)	$8,619	$18,339
Denominator:
Weighted-average shares outstanding—Basic	38,574,553	38,453,347	38,357,805
Weighted-average shares outstanding—Diluted	38,574,553	39,086,676	39,026,950
Net (loss) income per share—Basic	$(0.23)	$0.22	$0.48
Net (loss) income per share—Diluted	$(0.23)	$0.22	$0.47
Anti-dilutive securities not considered in diluted EPS calculation	2,593,104	747,985	468,705
Below is a reconciliation of basic and diluted share counts.

For the Years Ended	December 26, 2018	December 27, 2017	December 28, 2016
Weighted-average shares outstanding—Basic	38,574,553	38,453,347	38,357,805
Dilutive effect of stock options and restricted shares	—	633,329	669,145
Weighted-average shares outstanding—Diluted	38,574,553	39,086,676	39,026,950
13. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) (the "Olvera Action") on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The court recently certified two classes of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. The parties reached a settlement in principle on January 24, 2019 of all claims brought on behalf of the 32,000+ putative class members in the Olvera Action, as well as all claims for failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867).   The settlement reached in principle in the Olvera, Perez, Vega, and Gonzalez actions resolves all potential claims from April 12, 2010 through April 1, 2019 El Pollo Loco restaurant employees may have against El Pollo Loco for failure to pay for all compensation owed, failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements, among other wage and hour related claims. A $16.3 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company fully expects to have to defend against similar lawsuits in the future.
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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations in the action and are negotiating the terms of a Stipulation of Settlement.  On January 24, 2019, the Court ordered that all proceedings in the action be stayed until April 3, 2019, on or before which the parties are to file a Stipulation of Settlement and a motion for preliminary approval of the settlement.  Defendants maintain that the Plaintiffs' claims are without merit, and have entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. A $20.0 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018.
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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors (the "SLC"). On February 13, 2019, after concluding its investigation, the SLC filed a motion to dismiss the Diep action.  The SLC filed its investigative report under seal as an exhibit to the motion to dismiss.

Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., Los Angeles Superior Court (Case No. MC026045) (the “Lancaster Lawsuit”) was filed on February 9, 2016.   Existing El Pollo Loco franchisees, Janice P. Handlers-Bryman and Michael D. Bryman, as individuals and in their capacities as trustees of the Handlers Bryman Trust (collectively, “Plaintiffs”), filed suit against us alleging, among other things, that we “imposed unreasonable time limitations” on their development of additional restaurant locations in Lancaster, California, and that we thereafter developed  company-operated El Pollo Loco restaurants in the “market area” of Plaintiffs’ existing El Pollo Loco restaurant in Lancaster. Plaintiffs asserted claims against us for, among other things, (i) breach of the implied covenant of good faith and fair dealing, (ii) intentional interference with prospective business, and (iii) unfair business practices. In addition to an unspecified amount of damages and costs of the lawsuit, Plaintiffs sought reformation of the contract, declaratory relief, disgorgement of alleged revenues and profits, injunctive relief, and a judicial mandate requiring us to either transfer the company-operated locations to Plaintiffs or to

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

continuously disgorge to Plaintiffs the unjust enrichment allegedly obtained by us through the operation of the company-operated restaurants in Lancaster. We denied Plaintiffs’ allegations as the franchise agreement did not grant Plaintiffs any exclusive territorial rights and, instead, expressly reserved for us the right to open and operate - and the right to grant others the right to open and operate - El Pollo Loco restaurants “in the immediate vicinity of or adjacent to” Plaintiffs’ restaurant in Lancaster. On June 7, 2016, we filed a cross-complaint against Plaintiffs for breach of the franchise agreement due to Plaintiffs’ failure to pay to us liquidated damages provided for in the franchise agreement in connection with their solicitation and/or hiring of our general manager. This counterclaim was voluntarily dismissed by us, without prejudice, on February 27, 2017 and a related action before the San Bernardino Superior Court, titled El Pollo Loco, Inc. v. EPL 3766, Inc., was dismissed on April 6, 2017.  On April 24, 2017, four days before the commencement of trial, Plaintiffs filed a voluntary dismissal, without prejudice, of the Lancaster Lawsuit without any payment or other concession by us. The corresponding dismissal was entered by the court on April 25, 2017. On May 22, 2017, Plaintiffs filed a motion for relief from the dismissal which was granted by the court on June 29, 2017.  The trial in the case was bifurcated between the liability and damages phases.  The liability phase commenced on November 16, 2017.  The only cause of action that the court allowed to go to the jury was the cause of action for breach of the covenant of good faith and fair dealing.  The court elected not to present the cause of action for intentional interference with prospective business to the jury.  (The causes of action for  reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §17200 et seq., and declaratory relief were not presented to the jury as these types of equitable claims are to be decided by the court as a matter of law.) On December 11, 2017, the jury returned a verdict in favor of Plaintiffs finding that the Company breached the implied covenant of good faith and fair dealing by (1) constructing the two new company-operated El Pollo Loco restaurants in Lancaster, and (2) not offering the two new company-operated El Pollo Loco restaurants in Lancaster to Plaintiffs. Because the trial was bifurcated, the December 11, 2017 verdict did not include a determination of damages.

The damages phase of the trial commenced on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-operated El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-operated El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code § 17200 et seq. As part of the final judgment, the court found El Pollo Loco liable and issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of
$4,356,600 for “impact damages” arising out of our construction of the two new company-operated El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the "lost opportunity damages" awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There has been no ruling on the causes of action for reformation due to mistake and unconscionability, and declaratory relief.

On August 16, 2018, the Company filed a motion challenging the verdicts and a motion for new trial (both the liability phase and damages phase) and on September 2, 2018, the court denied those motions. On August 27, 2018, the Company filed a notice of appeal as to the entire judgment, and on October 5, 2018, the Company filed a second notice of appeal challenging the court’s denial of the post-trial motions. On September 5, 2018, we filed a motion to strike several of the costs of suit requested by the Plaintiffs, and on September 28, 2018, the Plaintiffs filed a motion for an award of attorneys’ fees. The court ruled on these motions on October 30, 2018, reducing many of the costs requested by the Plaintiffs and awarding $1,391,702.50 to the Plaintiffs for attorneys’ fees. We filed a notice of appeal relating to the trial court’s order relating to our motion to strike the costs and the Plaintiff’s motion for attorneys’ fees on November 6, 2018. The Company also filed motions to stay the injunctive part of the judgment pending the appeal but both the trial court and the California Court of Appeal denied those motions. We filed a petition for review of these denials with the California Supreme Court, but the California Supreme Court denied our petition for review on November 14, 2018. The appeal on the merits is currently pending. Briefing on the merits has not yet occurred in the appellate court. Once the record is delivered by the trial court clerk to the court of appeal, a schedule for the briefing on appeal will be set by the appellate court. Based on the assessment by Management, together with our legal trial counsel, the Company believes that the loss is currently not probable under ASC 450 and as of December 26, 2018 no accrual has been made with regard to the verdict.
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
Purchase Commitments

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
At December 26, 2018, the Company’s total estimated commitment to purchase chicken was $29.8 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of December 26, 2018, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.4 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 26, 2018 was $2.0 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s consolidated financial statements related to these contingent liabilities.
Employment Agreements
As of December 26, 2018, the Company had employment agreements with four of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.
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
14. RELATED PARTY TRANSACTIONS
LLC owns approximately 42.9% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

15. REVENUE FROM CONTRACTS WITH CUSTOMERS
Adoption of Topic 606, "Revenue from Contracts with Customers"
On December 28, 2017, the Company adopted Topic 606 using the modified retrospective method applied to those contracts, which were not fully satisfied as of December 28, 2017. Results for reporting periods beginning after December 28, 2017, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
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
The Company offers a loyalty rewards program, which awards a customer one point for every $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point terms. As of December 26, 2018 and December 27, 2017, the revenue allocated to loyalty points that have not been redeemed are $1.0 million and $0.4 million, respectively, which are reflected in the Company's accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one year period.
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

•	Franchise License - inclusive of advertising services, development agreements, training, access to plans and help desk services;

•	Discounted renewal option; and

•	Hardware services.
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
In certain franchise agreements, the Company offers a discounted renewal to incentivize future renewals after the end of the initial franchise term. As this is considered a separate performance obligation, the Company allocated a portion of the initial franchise fee to this discounted renewal, on a pro-rata basis, assuming a 20 year renewal. This performance obligation is satisfied over the renewal term, which is typically 10 or 20 years, while payment is fixed and due at the time the renewal is signed.
The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of December 26, 2018, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.
Disaggregated revenue

The following table presents our revenues for the year ended December 26, 2018 disaggregated by revenue source and market (in thousands):

Core Market(1):
Company-operated restaurant revenue	$340,421
Franchise revenue	14,144
Franchise advertising fee revenue	10,831
Total core market	$365,396
Non-Core Market(2):
Company-operated restaurant revenue	48,414
Franchise revenue	11,627
Franchise advertising fee revenue	10,391
Total non-core market	$70,432
Total revenue	$435,828

(1) Core Market includes markets with existing company-operated restaurants at the IPO date.
(2) Non-Core Market includes markets entered into subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market for the year ended December 26, 2018:

Greater Los Angeles area market	69.2%
Other markets	30.8%
Total	100%

Contract balances
The following table provides information about the change in the franchise contract liability balances during the year ended December 26, 2018 (in thousands):

December 28, 2017	$5,759
Revenue recognized - beginning balance	(396)
Additional contract liability	365
Revenue recognized - additional contract liability	(135)
December 26, 2018	$5,593

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
The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 26, 2018:

Franchise revenues (in thousands):
2019	$369
2020	400
2021	392
2022	389
2023	379
Thereafter	3,664
Total	$5,593
Contract Costs
The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 26, 2018. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2018					2017
(Dollar amounts in thousands, except share data)	Dec.		Sept.	June	Mar	Dec.		Sept.		June	Mar
Selected Financial Data
Total revenue ($) (5)	106,261		112,178	111,633	105,756	95,202		101,155		105,573	99,771
(Loss) income from operations ($)	(30,990)	(6)	9,492	7,589	4,448	(9,665)		(5,612)		12,740	9,361
Provision (benefit) for income taxes ($)	(8,410)	(6)	2,388	865	1,949	(4,757)	(3)	(2,457)		4,244	3,467
Net (loss) income ($)	(23,410)		6,835	5,052	2,529	(38)		(4,039)		7,819	4,877
Per Share Data (2):
Net (loss) income per share:
Basic	(0.60)		0.18	0.13	0.07	0.00		(0.11)		0.20	0.13
Diluted	(0.60)		0.17	0.13	0.06	0.00		(0.11)		0.20	0.12
Weighted average shares used in computing net income per share:
Basic	38,751,522		38,602,658	38,482,074	38,465,208	38,465,208		38,462,100		38,449,240	38,437,020
Diluted	38,751,522	(4)	39,205,090	39,043,434	38,987,351	38,465,208	(4)	38,462,100	(4)	39,123,961	39,079,007
Selected Operating Data
Number of restaurants (at period end)
Company-operated	213		212	211	212	212		208		208	204
Franchised	271		271	269	268	265		265		264	263
System-wide	484		483	480	480	477		473		472	467
Average unit volume (AUV) (company-operated) (1)	1,785		1,891	1,890	1,791	1,787		1,922		1,995	1,913
Comparable restaurant sales growth (%)
Company-operated	3.7		2.0	(1.6)	(2.0)	0.9		0.9		2.4	(0.4)
Franchised	5.1		3.0	(0.3)	(0.4)	1.9		2.4		3.2	(0.2)
System-wide	4.4		2.6	(0.9)	(1.1)	1.4		1.7		2.9	(0.3)

(1)	AUVs consist of average annualized sales of all company-operated restaurants over the fiscal quarter.

(2)	Due to the use of weighted average shares outstanding for each quarter of computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(3)
The Company recorded a benefit for income taxes of $4.8 million in the fourth quarter of 2017 related to the enacted tax reform. The Tax Act had the following effects on our income tax expense for the year ended December 27, 2017, all of which impacted the fourth quarter:

•
Under ASC Topic 740 we are required to revalue any deferred tax assets or liabilities in the period of enactment of change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We have estimated the impact of the revaluation of our deferred tax assets and liabilities, which resulted in a decrease to our net deferred income tax liability by $1.4 million and is reflected as a decrease in our income tax expense in our results for fiscal 2017.

•	The reduced corporate tax rate, also resulted in a TRA benefit to the provision for income tax expense for fiscal 2017 in the amount of $2.0 million.

•
The Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% is effective for the fiscal year ended December 26, 2018.

(4)	Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

(5)
For fiscal 2017, revenue is recognized under Topic 605. Beginning in fiscal 2018, the Company adopted Topic 606, with a date of initial application of December 28, 2017. As a result, the Company recognized revenue under Topic 606 in fiscal 2018.

(6)	Loss from operations and net loss includes a $36.3 million legal settlement in the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 26, 2018.
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
Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2018 based on the criteria in “Internal Control — Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 26, 2018.
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

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2018 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2018 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2018 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2018 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2018 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules: None.

(3)	Exhibits:

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556
3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556
10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	9/24/2014	10.1	11/7/2014	001-36556
10.2	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	8/22/2014	001-36556
10.3	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	8/22/2014	001-36556
10.4	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.		S-1/A	N/A	10.14	7/14/2014	333-197001
10.5	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein		S-1	N/A	10.3	6/24/2014	333-197001
10.6	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.4	6/24/2014	333-197001
10.7	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.5	6/24/2014	333-197001

10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006	S-1	N/A	10.6	6/24/2014	333-197001
10.9	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007	S-1	N/A	10.7	6/24/2014	333-197001
10.10	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008	S-1	N/A	10.8	6/24/2014	333-197001
10.11	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011	S-1	N/A	10.9	6/24/2014	333-197001
10.12	Form of Franchise Agreement	S-1	N/A	10.12	6/24/2014	333-197001
10.13	Form of Franchise Development Agreement	S-1	N/A	10.13	6/24/2014	333-197001
10.14*	Employment Agreement between Laurance Roberts and El Pollo Loco, Inc.	S-1	N/A	10.15	6/24/2014	333-197001
10.15*	2012 Stock Option Plan	S-1	N/A	10.18	6/24/2014	333-197001
10.16*	2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.22	7/22/2014	333-197001
10.17*	Form of Option Award Agreement (Fair Market Value Options) under 2012 Stock Option Plan	S-1	N/A	10.19	6/24/2014	333-197001
10.18*	Form of Option Award Agreement (Premium Options) under 2012 Stock Option Plan	S-1	N/A	10.20	6/24/2014	333-197001
10.19*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.25	7/22/2014	333-197001
10.20*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.26	7/22/2014	333-197001
10.21*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers	S-1/A	N/A	10.27	7/22/2014	333-197001
10.22	Credit Agreement, dated as of December 11, 2014, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., and EPL Intermediate, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, the lenders party thereto, and the other parties thereto	8-K	N/A	10.1	12/16/2014	001-36556

10.23*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)		10-Q	6/29/2016	10.27	8/5/2016	001-36556
10.24*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		10-Q	9/28/2016	10.28	11/4/2016	001-36556
10.25*	Employment Agreement between Bernard Acoca and El Pollo Loco, Inc.		10-K	12/27/2017	10.29	3/9/2018	001-36556
10.26*	Retirement Agreement between Stephen J. Sather and El Pollo Loco, Inc. and Executive’s Waiver and Release of Claims between Stephen J. Sather and El Pollo Loco, Inc.		10-K	12/27/2017	10.30	3/9/2018	001-36556
10.27*	Form of Non-Qualified Stock Option Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.3	5/8/2018	333-224730
10.28*	Form of Restricted Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.4	5/8/2018	333-224730
10.29*	Form of Performance Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.5	5/8/2018	333-224730
10.30*	2018 Omnibus Equity Incentive Plan		S-8	N/A	4.3	8/6/2018	333-226621
21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	This exhibit is a management contract or a compensatory plan or arrangement.
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

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Bernard Acoca
Bernard Acoca
President and Chief Executive Officer
Date:	March 8, 2019
SIGNATURES AND POWER OF ATTORNEY
We, the undersigned, hereby severally constitute Bernard Acoca and Laurance Roberts, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to this report, and file the same, with all exhibits thereto, and other documents in connection therewith, hereby ratifying and confirming all that said attorney may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bernard Acoca	Director, President and Chief Executive Officer (principal executive officer)	March 8, 2019
Bernard Acoca

/s/ Laurance Roberts	Chief Financial Officer (principal financial and accounting officer)	March 8, 2019
Laurance Roberts

/s/ Michael G. Maselli	Chairman and Director	March 8, 2019
Michael G. Maselli

/s/ Dean C. Kehler	Director	March 8, 2019
Dean C. Kehler

/s/ John M. Roth	Director	March 8, 2019
John M. Roth

/s/ Douglas J. Babb	Director	March 8, 2019
Douglas J. Babb

/s/ Samuel N. Borgese	Director	March 8, 2019
Samuel N. Borgese

/s/ Mark Buller	Director	March 8, 2019
Mark Buller

/s/ William R. Floyd	Director	March 8, 2019
William R. Floyd

/s/ Carol Lynton	Director	March 8, 2019
Carol Lynton