Form 10-Q
period 2019-03-27
El Pollo Loco Holdings, Inc.
filed 2019-05-03
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2019
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LOCO	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 26, 2019, there were 38,433,201 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 27, 2019	December 26, 2018
Assets
Current assets:
Cash and cash equivalents	$6,699	$6,969
Accounts and other receivables, net	10,750	9,599
Inventories	2,219	2,479
Prepaid expenses and other current assets	3,841	2,998
Assets held for sale	4,494	—
Total current assets	28,003	22,045
Property and equipment owned, net	94,319	104,145
Property held under finance leases, net	10	16
Property held under operating leases, net ("ROU Asset")	200,726	—
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	256	280
Deferred tax assets	11,435	11,709
Other assets	1,404	1,469
Total assets	$646,715	$450,226
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under finance leases	$41	$68
Current portion of obligations under operating leases	17,697	—
Accounts payable	8,541	9,564
Accrued salaries and vacation	8,921	7,574
Accrued insurance	7,840	7,076
Accrued income taxes payable	147	71
Accrued interest	135	149
Current portion of income tax receivable agreement payable	6,732	6,637
Other accrued expenses and current liabilities	48,545	51,764
Total current liabilities	98,599	82,903
Revolver loan	71,000	74,000
Obligations under finance leases, net of current portion	109	116
Obligations under operating leases, net of current portion	200,443	—
Other intangible liabilities, net	608	642
Income tax receivable agreement payable, net of current portion	7,381	7,305
Other noncurrent liabilities	5,337	20,024
Total liabilities	383,477	184,990
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 38,730,204 and 39,004,451 shares issued and outstanding	388	390
Additional paid-in-capital	372,825	375,734
Accumulated deficit	(109,975)	(110,888)
Total stockholders' equity	263,238	265,236
Total liabilities and stockholders' equity	$646,715	$450,226

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 27, 2019	March 28, 2018
Revenue
Company-operated restaurant revenue	$97,150	$94,553
Franchise revenue	6,444	6,106
Franchise advertising fee revenue	5,383	5,097
Total revenue	108,977	105,756
Cost of operations
Food and paper cost	27,152	27,235
Labor and related expenses	29,576	27,662
Occupancy and other operating expenses	23,227	21,919
Company restaurant expenses	79,955	76,816
General and administrative expenses	11,348	13,202
Franchise expenses	6,144	5,832
Depreciation and amortization	4,761	4,212
Loss on disposal of assets	44	61
Loss on assets held for sale	4,124	—
Recovery of securities lawsuits related legal expenses	—	(1,634)
Asset impairment and closed-store reserves	309	2,819
Total expenses	106,685	101,308
Income from operations	2,292	4,448
Interest expense, net of interest income of $9 and $8 for the quarters ended March 27, 2019 and March 28, 2018, respectively.	859	888
Income tax receivable agreement expense (income)	171	(918)
Income before provision for income taxes	1,262	4,478
Provision for income taxes	349	1,949
Net income	$913	$2,529
Net income per share
Basic	$0.02	$0.07
Diluted	$0.02	$0.06
Weighted-average shares used in computing net income per share
Basic	38,653,702	38,465,208
Diluted	39,496,436	38,987,351

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

Thirteen Weeks Ended March 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 26, 2018	39,009,451	390	$375,734	$(110,888)	$265,236
Stock-based compensation	—	—	488	—	488
Forfeiture of common stock related to restricted shares, net	(22,118)	—	—	—	—
Shares repurchased for employee tax withholdings	(1,575)	—	(16)	—	(16)
Repurchase of common stock	(255,554)	(2)	(3,381)	—	(3,383)
Net income	—	—	—	913	913
Balance, March 27, 2019	38,730,204	$388	$372,825	$(109,975)	$263,238

Thirteen Weeks Ended March 28, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, Balance, December 27, 2017	38,661,850	387	$372,990	$(98,427)	$274,950
Cumulative effect of accounting change (See Note 10)	—	—	—	(3,494)	(3,494)
Stock based compensation	—	—	532	—	532
Forfeiture of common stock related to restricted shares, net	(25,812)	—	—	—	—
Net income	—	—	—	2,529	2,529
Balance, March 28, 2018	38,636,038	$387	$373,522	$(99,392)	$274,517

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 27, 2019	March 28, 2018
Cash flows from operating activities:
Net income	$913	$2,529
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,761	4,212
Stock-based compensation expense	488	532
Income tax receivable agreement expense (income)	171	(918)
Loss on held for sale assets	4,124	—
Loss on disposal of assets	44	61
Closed-store reserve expense	—	2,819
Amortization of deferred financing costs	63	76
Amortization of favorable and unfavorable leases, net	(10)	(17)
Deferred income taxes, net	273	606
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,150)	(586)
Inventories	260	218
Prepaid expenses and other current assets	(843)	(790)
Other assets	—	97
Accounts payable	(783)	(673)
Accrued salaries and vacation	1,347	1,896
Accrued insurance	764	155
Income taxes payable	76	58
Other accrued expenses and liabilities	(521)	2,058
Net cash flows provided by operating activities	9,977	12,333
Cash flows from investing activities:
Purchase of property and equipment	(4,183)	(6,648)
Net cash flows used in investing activities	(4,183)	(6,648)
Cash flows from financing activities:
Payments on revolver loan	(3,000)	(8,000)
Payment of obligations under finance leases	(35)	(32)
Stock buybacks	(3,029)	—
Net cash flows used in financing activities	(6,064)	(8,032)
Decrease in cash and cash equivalents	(270)	(2,347)
Cash and cash equivalents, beginning of period	6,969	8,550
Cash and cash equivalents, end of period	$6,699	$6,203

	Thirteen Weeks Ended
Supplemental cash flow information	March 27, 2019	March 28, 2018
Cash paid during the period for interest	$838	$662
Cash paid during the period for income taxes	$—	$—
Unpaid purchases of property and equipment	$948	$2,022
Unpaid stock buybacks	$354	$—

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 27, 2019, the Company operated 211 and franchised 273 El Pollo Loco restaurants.
On August 2, 2018, the Company announced the Board of Directors had authorized a stock repurchase program (the “Stock Repurchase Program”). The Company entered into a stock repurchase plan pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended on August 28, 2018 (the “Stock Repurchase Plan”), which allows for the repurchase of up to $20.0 million of the Company’s common stock. The Stock Repurchase Plan commenced purchases on November 6, 2018, and, if not terminated sooner by other provisions of the Stock Repurchase Plan, will terminate on June 26, 2019. The Stock Repurchase Plan may also be suspended or terminated at any time upon prior notice.
Under the Stock Repurchase Program, the Company may repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases and/or through privately negotiated transactions.
For the quarter ended March 27, 2019, the Company repurchased 255,554 shares of common stock under the Stock Repurchase Plan, using open market purchases, for total consideration of approximately $3.4 million.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the condensed consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 26, 2018.
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2018 and 2019 are both 52-week years, ending on December 26, 2018 and December 25, 2019, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.
Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2018 Revolver (as defined below) on a full and unconditional basis (see Note 4), and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

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
Liquidity
The Company’s principal liquidity requirements are to service its debt and to meet capital expenditure needs. At March 27, 2019, the Company’s total debt was $71.2 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $6.7 million at March 27, 2019, and available borrowings under the 2018 Revolver (see Note 4) will be adequate to meet the Company’s liquidity needs for the next twelve months from the filing of these condensed consolidated financial statements.

Recovery of Securities Class Action Legal Expense
During the thirteen weeks ended March 28, 2018, the Company received insurance proceeds of $1.6 million related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.

Assets Held For Sale
During the thirteen weeks ended March 27, 2019, the Company agreed in principle to sell four restaurants within the San Francisco area to an existing franchisee. Additionally, the Company agreed in principle to sell seven restaurants in the Phoenix area to another existing franchisee. Assets are classified as held for sale if they meet the criteria outlined in ASC 360, Property, Plant and Equipment. In accordance with applicable accounting guidance, the net assets were recorded at the lower of carrying value or fair value less costs to sell. The Company classified $4.5 million of assets as held for sale, consisting of leasehold improvements and other property equipment, as of March 27, 2019, and recognized a loss on held for sale assets of $4.1 million for the thirteen weeks ended March 27, 2019.
Recently Adopted Accounting Pronouncements
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification”, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company adopted SEC Release No. 33-10532 as of March 27, 2019. See “Consolidated Statements of Changes in Stockholders’ Equity” above.
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, (“ASU 2018-07”) which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for financial statements issued for annual periods beginning after December 15, 2018, and for the interim periods therein. The Company adopted ASU 2018-07 as of March 27, 2019 and it did not have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, (“Topic 842”). Topic 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU Asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods therein. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-11 which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted Topic 842, and all related ASU’s in the first quarter of 2019. See “Changes in Accounting Policies,” below for further details.

Subsequent Events
Subsequent to March 27, 2019, the Company completed the sale of four restaurants in the San Francisco area to an existing franchisee. See "Assets Held For Sale" above for further details related to the accounting impact as of and for the thirteen weeks ended March 27, 2019. Furthermore, the Company made a $4.0 million borrowing on the 2018 Revolver. Additionally, the Company’s Board of Directors, on April 30, 2019, as part of the Company’s focus on shareholder returns, approved a new share repurchase program under which it authorized the Company, at its discretion, to repurchase up to $30.0 million of its outstanding common stock. The new share repurchase program will commence on June 27, 2019, subsequent to the expiration of the current share repurchase program. The share repurchase program will terminate on March 25, 2020, if not terminated sooner by other provisions of the share repurchase program, and may also be suspended or terminated at anytime upon prior notice. Repurchases of the Company’s outstanding common stock will be made in accordance with applicable securities laws and may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or otherwise, including pursuant to Rule 10b5-1 trading plans. There is no guarantee as to the exact number of shares to be repurchased by the Company. The timing and extent of repurchases will depend upon several factors, including market and business conditions, regulatory requirements and other corporate considerations, and repurchases may be discontinued at any time.

The Company evaluated subsequent events that have occurred after March 27, 2019, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had no supplier for which amounts due totaled more than 10.0% of the Company’s accounts payable at March 27, 2019. As of December 26, 2018, the Company had one supplier for which amounts due totaled 36.0% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 26.6% of total expenses for the thirteen weeks ended March 27, 2019 and 28.0% of total expenses for the thirteen weeks ended March 28, 2018.
Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 69.2% of total revenue for both the thirteen weeks ended March 27, 2019 and the thirteen weeks ended March 28, 2018.
Revenue Recognition
In the first quarter of 2018 the Company implemented Topic 606. Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Topic 606 defines a five-step process to achieve this core principle. Refer to Note 10, “Revenue From Contracts With Customers” for further details on the Company’s revenue recognition policy.
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
The Company reviews goodwill for impairment utilizing either a qualitative assessment or a fair value test by comparing the fair value of a reporting unit with its carrying amount. If the Company decides that it is appropriate to perform a qualitative assessment and concludes that the fair value of a reporting unit more likely than not exceeds its carrying value, no further evaluation is necessary. If the Company performs the fair value test, the Company will compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the Company will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.
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
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 27, 2019 or March 28, 2018, and therefore did not record any impairment during the respective periods.
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
As of March 27, 2019 and December 26, 2018, the Company had no assets or liabilities measured at fair value on a recurring basis.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen weeks ended March 27, 2019. This reflects certain property and equipment assets, which were classified as held for sale as of March 27, 2019. The fair value of the assets was determined using Level 3 unobservable inputs not corroborated by market data, consisting of third-party offers for the building and equipment (in thousands):

		Fair Value Measurements at March 27, 2019 Using			Thirteen Weeks Ended March 27, 2019
	Total	Level 1	Level 2	Level 3	Loss on assets held for sale
Property and equipment owned, net	$4,494	$—	$—	$4,494	$4,124

The Company had no assets or liabilities measured at fair value on a nonrecurring basis for the thirteen weeks ended March 28, 2018.
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of the analysis, the Company did not recognize any impairment charges during the thirteen weeks ended March 27, 2019 and March 28, 2018. Given the difficulty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Closed-Store Reserves
Prior to the adoption of Topic 842 “Leases” when the Company closed a restaurant, it reviewed the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and recorded a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. The estimates of future closed-store reserves were re-evaluated and adjusted each period based on information available as of the period. In addition, an impairment charge was recognized for any remaining carrying value of certain restaurant assets. During the thirteen weeks ended March 28, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas resulting in a closed store reserve expense of $2.8 million.
Subsequent to the adoption of Topic 842, the Company no longer recognizes a closed-store reserve when the Company closes a restaurant, as a lease liability related to the future lease payments is already recognized. Rather, when a restaurant is closed, the Company will evaluate the ROU Asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU Asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. During the thirteen weeks ended March 27, 2019, the Company closed one restaurant in California and one in Texas and recognized $0.3 million of closed-store reserve expense, primarily related to the amortization of ROU Assets for closed stores.
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
When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s consolidated financial position, results of operations, and cash flows.
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 27, 2019 or at December 26, 2018, and did not recognize interest or penalties during the thirteen weeks ended March 27, 2019 or March 28, 2018, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
In fiscal 2017, President Trump signed into law “the Tax Cuts and Jobs Act”. The Tax Cuts and Jobs Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Tax Cuts and Jobs Act contains provisions with separate effective dates but is generally effective for tax years beginning after December 31, 2017. Among other changes, the Tax Cuts and Jobs Act lowers the federal corporate income tax rate from 35% to 21%, repeals the corporate alternative minimum tax (“AMT”), limits the deductibility of interest expense and performance based incentive compensation, allows for 100% bonus depreciation on qualified fixed asset additions placed in service on or after September 27, 2017 and implements a modified territorial tax system. For tax years beginning in 2018, 2019 and 2020, to the extent AMT credit carryovers exceed regular tax liability, 50% of the excess of AMT credit carryovers would be refundable. Any remaining AMT credits would be fully refundable in 2021. The Tax Cuts and Jobs Act impacted the Company’s consolidated results of operations in the current period, and is expected to continue to impact its consolidated results of operations in future periods. Impacts from the Tax Cuts and Jobs Act include the reduction in the federal corporate income tax rate from 35% to 21% and additional meals subject to the 50% disallowance that were previously 100% deductible. The Company may also be subject to future disallowance of deductions for certain executive compensation as a result of the changes to the Code section 162(m). We may make further refinements to our deferred tax assets related to executive compensation based upon technical guidance that may be published and changes to current interpretations of certain provisions of the Tax Cuts and Jobs Act. Any impact to our provision for income taxes as the result of additional guidance will be recorded in the period in which the guidance is issued.
On July 30, 2014, the Company entered into the TRA, which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 27, 2019, we recorded income tax receivable agreement expense of $0.2 million and for the thirteen weeks ended March 28, 2018, we recorded income tax receivable agreement income of $0.9 million related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

Changes in Accounting Policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
The Company adopted Topic 842, with a date of initial application of December 27, 2018. As a result, the Company has changed its accounting policy for leases as detailed below.
The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others, the majority of which are operating leases. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842. As of the date of adoption, the Company recognized a ROU Asset and lease liability equal to the present value of these leases within its consolidated balance sheet for any leases with terms longer than 12 months. The Company also has three finance leases, subleases facilities to certain franchises and is the lessor for certain property, facilities and equipment owned by the Company. The adoption of this ASU did not have an impact on our current accounting policies for these items. Furthermore, the adoption of this standard did not have any impact on the Company’s consolidated statement of operations or the consolidated statement of cash flows.
The Company applied Topic 842 using the effective date method, which allowed the Company to apply the standard as of the adoption date, and to recognize the cumulative effect of initially applying Topic 842 as an adjustment to retained earnings at December 27, 2018, if applicable. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 840. However, the Company did not have any impact to its retained earnings.

Additionally, the Company elected to apply the package of practical expedients, which allows for carryforwards of 1) historical lease classifications, 2) determination of whether a contract contains a lease under the new definition of a lease and 3) whether previously capitalized initial direct costs qualify for capitalization.

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 27, 2019	December 26, 2018
Land	$12,323	$12,323
Buildings and improvements	147,260	156,806
Other property and equipment	73,101	76,061
Construction in progress	3,630	2,989
	236,314	248,179
Less: accumulated depreciation and amortization	(141,995)	(144,034)
	$94,319	$104,145

Depreciation expense was $4.8 million and $4.2 million for the thirteen weeks ended March 27, 2019 and March 28, 2018, respectively.

Assets are classified as held for sale if they meet the criteria outlined in ASC 360, Property, Plant and Equipment. In accordance with applicable accounting guidance, the net assets were recorded at the lower of carrying value or fair value less costs to sell. The Company classified $4.5 million of assets as held for sale as of March 27, 2019, and recognized a loss on held for sale assets of $4.1 million for the thirteen weeks ended March 27, 2019.

3. STOCK-BASED COMPENSATION

At March 27, 2019, options to purchase 2,066,976 shares of common stock were outstanding, including 1,715,595 vested and 351,381 unvested. Unvested options vest over time; however, upon a change in control, the board may accelerate vesting. At March 27, 2019, 1,381,010 premium options, options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of March 27, 2019 and changes during the thirteen weeks ended March 27, 2019 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - December 26, 2018	2,102,404	$7.68
Grants	—	—
Exercised	—	—
Forfeited, cancelled or expired	(35,428)	12.90
Outstanding - March 27, 2019	2,066,976	$7.59
Vested and expected to vest at March 27, 2019	2,058,427	$6.83
Exercisable at March 27, 2019	1,715,595	$6.83

At March 27, 2019, the Company had total unrecognized compensation expense of $1.1 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.07 years.

A summary of restricted share activity as of March 27, 2019 and changes during the thirteen weeks ended March 27, 2019 is as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 26, 2018	490,700	$10.91
Granted	—	$—
Released	—	$—
Forfeited, cancelled, or expired	(22,118)	$12.47
Unvested shares at March 27, 2019	468,582	$10.83

Unvested shares at March 27, 2019, included 283,762 unvested restricted shares, 72,116 unvested performance stock units and 112,704 unvested restricted units outstanding.
At March 27, 2019, the Company had unrecognized compensation expense of $2.7 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.80 years, unrecognized compensation expense of $0.2 million related to performance stock units, which it expects to recognize over a weighted-average period of 2.76 years and unrecognized compensation expense of $1.0 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 3.25 years.
Total stock-based compensation expense was $0.5 million for the thirteen weeks ended March 27, 2019 and $0.5 million for the thirteen weeks ended March 28, 2018.

4. CREDIT AGREEMENTS
On July 13, 2018, the Company refinanced a credit agreement with Bank of America, N.A., initially entered into on December 11, 2014, (the “2014 Revolver”), pursuant to a credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, and the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.96% to 4.01% for the thirteen weeks ended March 27, 2019 and 3.30% to 3.40% for the thirteen weeks ended March 28, 2018.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of March 27, 2019.

At March 27, 2019, $8.5 million of letters of credit, and $71.0 million of the 2018 Revolver were outstanding. The amount available under the 2018 Revolver was $70.5 million at March 27, 2019.
Maturities
During the thirteen weeks ended March 27, 2019, the Company elected to pay down $3.0 million of outstanding borrowings on the Company’s 2018 Revolver, primarily from its cash flow from operations. During the thirteen weeks ended March 28, 2018, the Company elected to pay down $8.0 million of outstanding borrowings on the Company’s 2014 Revolver. There are no required principal payments prior to maturity for the 2018 Revolver.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	March 27, 2019	December 26, 2018
Accrued sales and property taxes	$5,107	$5,016
Gift card liability	2,280	2,512
Accrued legal settlements and professional fees	38,095	38,639
Other (1)	3,063	5,597
Total other accrued expenses and current liabilities	$48,545	$51,764

(1) The Company previously included the short-term portion deferred rent, tenant improvement allowance and lease escalation liabilities within “Other accrued expenses and current liabilities.” Upon its adoption of Topic 842 “Leases,” these balances were netted with the ROU Asset for the respective operating lease. See “Change in accounting policies" in Note 1 and Note 11 “Leases” for further details of the Company’s adoption of Topic 842.

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	March 27, 2019	December 26, 2018
Deferred rent (1)	$—	$10,660
Deferred franchise and development fees	5,270	5,224
Other (2)	67	4,140
Total other noncurrent liabilities	$5,337	$20,024

(1) In accordance with the Company’s adoption of Topic 842 “Leases” all deferred rent balances are now included with in the Company’s ROU Asset. Refer to “Change in accounting policies” in Note 1 and Note 11 “Leases” for further details of the Company’s adoption of Topic 842.
(2) The Company previously included the non-current portion tenant improvement allowance and lease escalation liabilities within “Other noncurrent liabilities.” Upon its adoption of Topic 842 “Leases,” these balances were netted with the ROU Asset for the respective operating lease. See “Change in accounting policies” in Note 1 and Note 11 “Leases” for further details of the Company’s adoption of Topic 842.

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) (the “Olvera Action”) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties reached a settlement in principle on January 24, 2019 of all claims brought on behalf of approximately 32,000 putative class members in the Olvera Action, as well as all claims for failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001) (the “Perez Action”), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719 (the “Vega Action”), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867) (the “Gonzalez Action”) and codified such settlement on April 26, 2019. The settlement reached in the Olvera Action, Perez Action, Vega Action, and Gonzalez Action resolves all potential claims from April 12, 2010 through April 1, 2019 that the Company’s California based restaurant employees may have against El Pollo Loco for the failure to pay all compensation owed, failure to pay overtime compensation, failure to provide meal periods and rest breaks and failure to provide itemized wage statements, among other wage and hour related claims. It is anticipated that the settlement will be approved by the Court before the end of the year. A $16.3 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company has similar cases pending that overlap in part with the Olvera action and fully expects to have to defend against similar lawsuits in the future.
Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01710) was filed in the United States District Court for the Central District of California on October 22, 2015. The two lawsuits have been consolidated, with co-lead plaintiffs and class counsel.  A consolidated complaint was filed on January 29, 2016, on behalf of co-lead plaintiffs and others similarly situated, alleging violations of federal securities laws in connection with Holdings common stock purchased or otherwise acquired and the purchase of call options or the sale of put options, between May 1, 2015 and August 13, 2015 (the “Class Period”). The named defendants are Holdings; Stephen J. Sather, Laurance Roberts, and Edward J. Valle (collectively, the “Individual Defendants”); and Trimaran Pollo Partners, LLC, Trimaran Capital Partners, and Freeman Spogli & Co. (collectively, the “Controlling Shareholder Defendants”). Among other things, Plaintiffs allege that, in 2014 and early 2015, Holdings suffered losses due to rising labor costs in California and, in an attempt to mitigate the effects of such rising costs, removed a $5 value option from the Company’s menu, which resulted in a decrease in traffic from value-conscious consumers. Plaintiffs further allege that during the Class Period, Holdings and the Individual Defendants made a series of materially false and misleading statements that concealed the effect that these factors were having on store sales growth, resulting in Holdings stock continuing to be traded at artificially inflated prices. As a result, Plaintiffs and other members of the putative class allegedly suffered damages in connection with their purchase of Holdings’ stock during the Class Period. In addition, Plaintiffs allege that the Individual Defendants and Controlling Shareholder Defendants had direct involvement in, and responsibility over, the operations of Holdings, and are presumed to have had, among other things, the power to control or influence the transactions giving rise to the alleged securities law violations. In both cases, Plaintiffs seek an unspecified amount of damages, as well as costs and expenses (including attorneys’ fees).
On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint.  Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants' motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification, and on July 3, 2018, the Court granted Plaintiffs’ motion and certified a class as to all of Plaintiffs’ claims. Defendants filed a petition for appellate review of a portion of the Court’s July 3, 2018 class certification order.  On October 19, 2018 the Ninth Circuit Court of Appeals denied the petition.
On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations in the action and are negotiating the terms of a Stipulation of Settlement.  On January 24, 2019, the Court ordered that all proceedings in the action be stayed until April 3, 2019, on or before which the parties were to file a Stipulation of Settlement and a motion for preliminary approval of the settlement. On April 3, 2019, Plaintiffs filed the Stipulation of Settlement and a Motion for Preliminary Approval of the
Settlement. The Court set the motion for hearing on May 13, 2019. Defendants maintain that the Plaintiffs’ claims are without merit, and have entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. A $20.0 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018.
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
Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., Los Angeles Superior Court (Case No. MC026045) (the “Lancaster Lawsuit”) was filed on February 9, 2016.   Existing El Pollo Loco franchisees, Janice P. Handlers-Bryman and Michael D. Bryman, as individuals and in their capacities as trustees of the Handlers Bryman Trust (collectively, “Plaintiffs”), filed suit against us alleging, among other things, that we “imposed unreasonable time limitations” on their development of additional restaurant locations in Lancaster, California, and that we thereafter developed  company-operated El Pollo Loco restaurants in the “market area” of Plaintiffs’ existing El Pollo Loco restaurant in Lancaster. Plaintiffs asserted claims against us for, among other things, (i) breach of the implied covenant of good faith and fair dealing, (ii) intentional interference with prospective business, and (iii) unfair business practices. In addition to an unspecified amount of damages and costs of the lawsuit, Plaintiffs sought reformation of the contract, declaratory relief, disgorgement of alleged revenues and profits, injunctive relief, and a judicial mandate requiring us to either transfer the company-operated locations to Plaintiffs or to continuously disgorge to Plaintiffs the unjust enrichment allegedly obtained by us through the operation of the company-operated restaurants in Lancaster. We denied Plaintiffs’ allegations as the franchise agreement did not grant Plaintiffs any exclusive territorial rights and, instead, expressly reserved for us the right to open and operate - and the right to grant others the right to open and operate - El Pollo Loco restaurants “in the immediate vicinity of or adjacent to” Plaintiffs’ restaurant in Lancaster. On June 7, 2016, we filed a cross-complaint against Plaintiffs for breach of the franchise agreement due to Plaintiffs’ failure to pay to us liquidated damages provided for in the franchise agreement in connection with their solicitation and/or hiring of our general manager. This counterclaim was voluntarily dismissed by us, without prejudice, on February 27, 2017 and a related action before the San Bernardino Superior Court, titled El Pollo Loco, Inc. v. EPL 3766, Inc., was dismissed on April 6, 2017.  On April 24, 2017, four days before the commencement of trial, Plaintiffs filed a voluntary dismissal, without prejudice, of the Lancaster Lawsuit without any payment or other concession by us. The corresponding dismissal was entered by the court on April 25, 2017. On May 22, 2017, Plaintiffs filed a motion for relief from the dismissal which was granted by the court on June 29, 2017.  The trial in the case was bifurcated between the liability and damages phases.  The liability phase commenced on November 16, 2017.  The only cause of action that the court allowed to go to the jury was the cause of action for breach of the covenant of good faith and fair dealing.  The court elected not to present the cause of action for intentional interference with prospective business to the jury.  (The causes of action for  reformation due to mistake and unconscionability, unfair business practices under California Business & Professions Code §17200 et seq., and declaratory relief were not presented to the jury as these types of equitable claims are to be decided by the court as a matter of law.) On December 11, 2017, the jury returned a verdict in favor of Plaintiffs finding that the Company breached the implied covenant of good faith and fair dealing by (1) constructing the two new company-operated El Pollo Loco restaurants in Lancaster, and (2) not offering the two new company-operated El Pollo Loco restaurants in Lancaster to Plaintiffs. Because the trial was bifurcated, the December 11, 2017 verdict did not include a determination of damages.
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
On August 16, 2018, the Company filed a motion challenging the verdicts and a motion for new trial (both the liability phase and damages phase) and on September 2, 2018, the court denied those motions. On August 27, 2018, the Company filed a notice of appeal as to the entire judgment, and on October 5, 2018, the Company filed a second notice of appeal challenging the court’s denial of the post-trial motions. On September 5, 2018, we filed a motion to strike several of the costs of suit requested by the Plaintiffs, and on September 28, 2018, the Plaintiffs filed a motion for an award of attorneys’ fees. The court ruled on these motions on October 30, 2018, reducing many of the costs requested by the Plaintiffs and awarding $1,391,703 to the Plaintiffs for attorneys’ fees. We filed a notice of appeal relating to the trial court’s order relating to our motion to strike the costs and the Plaintiff’s motion for attorneys’ fees on November 6, 2018. The Company also filed motions to stay the injunctive part of the judgment pending the appeal but both the trial court and the California Court of Appeal denied those motions. We filed a petition for review of these denials with the California Supreme Court, but the California Supreme Court denied our petition for review on November 14, 2018. The appeal on the merits is currently pending. Briefing on the merits has not yet occurred in the appellate court. Once the record is delivered by the trial court clerk to the court of appeal, a schedule for the briefing on appeal will be set by the appellate court. Based on the assessment by Management, together with our legal trial counsel, the Company believes that the loss is currently not probable under ASC 450 and as of March 27, 2019, no accrual has been made with regard to the verdict.
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

At March 27, 2019, the Company’s total estimated commitment to purchase chicken was $22.8 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of March 27, 2019, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.3 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 27, 2019 was $1.9 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
Employment Agreements
The Company has employment agreements with four of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions. The Company incurred $0.3 million of expenses related to employment agreements for the thirteen weeks ended March 27, 2019 and incurred $0.4 million of expenses related to employment agreements for the thirteen weeks ended March 28, 2018.
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

8. NET INCOME PER SHARE
Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 27, 2019 and March 28, 2018. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data:

	Thirteen Weeks Ended
	March 27, 2019	March 28, 2018
Numerator:
Net income	$913	$2,529
Denominator:
Weighted-average shares outstanding—basic	38,653,702	38,465,208
Weighted-average shares outstanding—diluted	39,496,436	38,987,351
Net income per share—basic	$0.02	$0.07
Net income per share—diluted	$0.02	$0.06
Anti-dilutive securities not considered in diluted EPS calculation	56,016	652,871

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended
	March 27, 2019	March 28, 2018
Weighted-average shares outstanding—basic	38,653,702	38,465,208
Dilutive effect of stock options and restricted shares	842,734	522,143
Weighted-average shares outstanding—diluted	39,496,436	38,987,351

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
Adoption of Topic 606, “Revenue from Contracts with Customers”

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
The Company offers a loyalty rewards program, which awards a customer one point for every $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of March 27, 2019 and December 26, 2018, the revenue allocated to loyalty points that have not been redeemed are $1.2 million and $1.0 million, respectively, which are reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.
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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of March 27, 2019, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue
The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended
	March 27, 2019	March 28, 2018
Core Market(1):
Company-operated restaurant revenue	$85,306	$82,962
Franchise revenue	3,499	3,376
Franchise advertising fee revenue	2,717	2,609
Total core market	$91,522	$88,947
Non-Core Market(2):
Company-operated restaurant revenue	$11,844	$11,591
Franchise revenue	2,945	2,730
Franchise advertising fee revenue	2,666	2,488
Total non-core market	$17,455	$16,809
Total revenue	$108,977	$105,756

(1) Core Market includes markets with existing company-operated restaurants at the Initial Public Offering (IPO) date.
(2) Non-Core Market includes markets entered into by the Company subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended
	March 27, 2019	March 28, 2018
Greater Los Angeles area market	69.2%	69.2%
Other markets	30.8%	30.8%
Total	100%	100%

Contract balances
The following table provides information about the change in the franchise contract liability balances during the thirteen weeks ended March 27, 2019 (in thousands):

December 28, 2017	$5,593
Revenue recognized - beginning balance	(104)
Additional contract liability	140
Revenue recognized - additional contract liability	(6)
March 27, 2019	$5,623

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

For thirteen weeks ended March 27, 2019, there were no significant changes in the franchise contract liability balances.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of March 27, 2019:

Franchise revenues (in thousands):
2019	$295
2020	386
2021	378
2022	372
2023	363
Thereafter	3,829
Total	$5,623

Contract Costs
The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

11. LEASES
Adoption of Topic 842 "Leases"
On December 26, 2018 the Company adopted Topic 842, using the effective date method, recognizing and measuring all leases that existed as of December 26, 2018. The Company recorded a cumulative-effect adjustment as of December 26, 2018. Comparative periods are presented in accordance with ASC Topic 840 and do not include any retrospective adjustments to comparative periods to reflect the adoption of Topic 842. All leases that either (1) commenced, or (2) were modified or re-measured after December 26, 2018 are accounted for under Topic 842.
As a result of Topic 842, the Company recognized a ROU Asset of $205.2 million and a lease liability of $222.3 million on its consolidated balance sheet as of December 27, 2018. However, there was not a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.
Nature of leases
The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842.
As of March 27, 2019 the Company had one lease that it had entered into, but had not yet commenced. The Company has no involvement with the construction or design of the underlying asset until lease commencement.
Building and facility leases
Buildings and facilities leased from others are primarily for restaurants and support facilities. The majority of the Company’s leases are classified as operating leases; however, the Company currently has three finance leases.
Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues in excess of a defined amount. Additionally, a number of the Company’s leases have payments, which increase at pre-determined dates based on the change in the consumer price index. For all leases the Company also reimburses the landlord based on actual common area maintenance, property tax and insurance costs, making them variable consideration and excluding them from the calculations of the ROU Asset and lease liability.
The initial terms of land and restaurant building leases are generally 20 years, exclusive of options to renew. These leases typically have four 5-year renewal options, which have generally been excluded in the calculation of the ROU Asset and lease liability, as they are not considered reasonably certain to be exercised, unless (1) the renewal has already occurred as of the time of adoption of Topic 842, or (2) there have been significant leasehold improvements that have a useful life that extend past the original lease term. Furthermore, there are no residual value guarantees and no restrictions imposed by the lease.
The Company also subleases facilities to certain franchisees and other non-related parties which are also considered operating leases. Sublease income also includes contingent rental income based on net revenues. The vast majority of these leases have rights to extend terms via fixed increases. However, none of these leases have early termination rights, the right to purchase the premises or any residual value guarantees. The Company does not have any related party leases.
Equipment
Leases of equipment primarily consist of restaurant equipment, copiers and vehicles. These leases are fixed payments with no variable component. Additionally, no optional renewal periods have been included in the calculation of the ROU Asset, there are no residual value guarantees and no restrictions imposed.
Significant Assumptions and Judgments
In applying the requirements of Topic 842 the Company made significant assumptions and judgments related to determination of whether a contract contains a lease and the discount rate used for the lease.
In determining if any of the Company’s contracts contain a lease the Company made assumptions and judgments related to its ability to direct the use of any assets stated in the contract and the likelihood of renewing any short-term contracts for a period extending past twelve months.
The Company also made significant assumptions and judgments in determining an appropriate discount rate for property leases. These included using a consistent discount rate for a portfolio of leases entered into at varying dates, using the full 20 year term of the lease, excluding any options, and using the total minimum lease payments. The Company utilized a third party valuation firm in determining the discount rate, based on the above assumptions. For all other leases, the Company used the discount rate implicit in the lease, or the Company’s incremental borrowing rate.
As the Company is adopting the practical expedient not to separate lease and non-lease components, no significant assumptions or judgments were necessary in allocating consideration between these components, for all classes of underlying assets.
The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended March 27, 2019
	Property Leases	Equipment Leases	Total
Finance lease cost:
Amortization of right-of-use assets	6	—	6
Interest on lease liabilities	8	—	8
Operating lease cost	6,604	327	6,931
Short-term lease cost	—	8	8
Variable lease cost	97	73	170
Sublease income	(27)	—	(27)
Total lease cost	6,688	408	7,096

Lease cost – Company restaurant expense	6,770
Lease cost – General & administrative	119
Lease cost – Depreciation and amortization	6
Lease cost – Interest expense	8
Lease cost - Closed-store reserve	193
Total lease cost	7,096

During the thirteen weeks ended March 27, 2019, the Company had the following cash and non-cash activities associated with its leases (in thousands):

	Thirteen Weeks Ended March 27, 2019
	Property Leases	Equipment Leases	Total

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	6,196	330	6,526
Financing cash flows from finance leases	35	—	35

Non-cash investing and financing activities:
Additions to ROU Assets obtained from
Operating lease liabilities	200,555	4,668	205,223

Other Information
Weighted-average remaining lease term—finance leases	3.40	—
Weighted-average remaining lease term—operating leases	12.37	3.78
Weighted-average discount rate—finance leases	11.09%	—
Weighted-average discount rate—operating leases	4.38%	3.98%

Information regarding the Company’s minimum future lease obligations at March 27, 2019 is as follows (in thousands):

	Finance	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 25, 2019	$52	$19,893	$954
December 30, 2020	54	26,411	1,108
December 29, 2021	54	26,062	1,078
December 28, 2022	45	25,028	1,001
December 28, 2023	—	22,500	989
Thereafter	—	153,141	2,612
Total	$205	$273,035	$7,742
Less: imputed interest (3.96% to 11.1%)	(55)	(54,895)
Present value of lease obligations	150	218,140
Less: current maturities	(41)	(17,697)
Noncurrent portion	$109	$200,443

Information regarding the Company’s minimum future lease obligations at December 26, 2018 is as follows, under ASC 840 (in thousands):

	Capital Leases	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 25, 2019	$95	$25,388	$1,443
December 30, 2020	54	24,437	1,108
December 29, 2021	54	23,342	1,078
December 28, 2022	45	22,338	1,001
December 28, 2023	—	20,634	989
Thereafter	—	150,342	2,612
Total	$248	$266,481	$8,231
Less: imputed interest (11.0% to 11.1%)	(64)
Present value of capital lease obligations	184
Less: current maturities	(68)
Noncurrent portion	$116

Short-Term Leases
The Company has multiple short-term leases, which have terms of less than 12 months, and thus were excluded from the recognition requirements of Topic 842. The Company has recognized these lease payments in its consolidated statement of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Lessor
The Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under non-cancelable leases with initial terms ranging from 3 to 20 years. These lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues. All leases are considered operating leases.

For the leases in which the Company is the lessor, there are options to extend the lease. However, there are no terms and conditions to terminate the lease, no right to purchase premises and no residual value guarantees. Additionally, there are no related party leases.
For the period ending March 27, 2019 the Company received $0.1 million of lease income from company-owned locations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Concerning Forward-Looking Statements
This discussion and analysis should be read in conjunction with Item 1 above and with the condensed consolidated financial statements contained in our annual report on Form 10-K for the year ended December 26, 2018. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Outcomes may differ materially from our expectations. For more information, we direct you to the sections “Risk Factors” (as updated by “PART II-OTHER INFORMATION-Item 1A. Risk Factors.” below) and “Forward-Looking Statements” in our annual report. We make no guarantees regarding outcomes, and assume no obligations to update the forward-looking statements herein, except pursuant to law.
Overview
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+” and to provide a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our team members in a contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, and sides. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Double Pollo Bowl, and Stuffed Chicken Avocado Quesadilla. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced day-part mix.
Growth Strategies and Outlook
We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure.
As of March 27, 2019, we had 484 locations in six states. In fiscal 2018, we opened eight new company-operated and nine new franchised restaurants across Arizona, California, Utah, Louisiana and Texas. For the thirteen weeks ended March 27, 2019, we opened no new company-operated restaurants and two franchised restaurants in California. In 2019, we intend to open three to four new company-operated and three to five new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen weeks ended March 27, 2019, comparable restaurant sales increased by 2.4% from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales, for the thirteen weeks ended March 27, 2019, increased by 1.5%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 4.6% increase in average check size, and a 3.1% decline in transactions. For franchised restaurants, comparable restaurant sales increased 3.2% for the thirteen weeks ended March 27, 2019.

Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 27, 2019, were as follows.

	Thirteen Weeks Ended	Fiscal Year Ended
	March 27, 2019	2018	2017	2016
Company-operated restaurant activity:
Beginning of period	213	212	201	186
Openings	—	8	16	18
Restaurant sale to franchisee	—	—	—	(1)
Closures	(2)	(7)	(5)	(2)
Restaurants at end of period	211	213	212	201
Franchised restaurant activity:
Beginning of period	271	265	259	247
Openings	2	9	7	13
Restaurant sale to franchisee	—	—	—	1
Closures	—	(3)	(1)	(2)
Restaurants at end of period	273	271	265	259
System-wide restaurant activity:
Beginning of period	484	477	460	433
Openings	2	17	23	31
Closures	(2)	(10)	(6)	(4)
Restaurants at end of period	484	484	477	460
Restaurant Remodeling
As of March 27, 2019, together with our franchisees, we had remodeled 29 company-operated and 35 franchised restaurants using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of March 27, 2019, including new builds and remodels, we had 105 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption. As of March 27, 2019, the amount of revenue deferred related to the earned points, net of redemptions, is $1.2 million. The Company had over one million loyalty program members as of March 27, 2019.
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

Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Income” in our annual report on Form 10-K for the year ended December 26, 2018, and Note 2, “Summary of Significant Accounting Policies,” to Item 8, “Financial Statements and Supplementary Data,” in our annual report. For a summary of our significant accounting policies and a discussion of our use of estimates, see also Note 1 and Note 10 to Item 1 above.
There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K, other than the adoption of Topic 842, as described in Note 1 and Note 11 to Item 1 above.
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
We will cease to be an EGC following the earliest of (i) five years after our IPO, (ii) $1.07 billion in annual revenue, (iii) $700.0 million in common stock market capitalization held by non-affiliates, or (iv) $1.0 billion in non-convertible debt security issuance on a three-year rolling basis. December 25, 2019 will be the first day that we will cease to be an EGC. Please refer to our annual report on Form 10-K for more information.
Key Financial Definitions
Revenue
Our revenue is derived from three primary sources: company-operated restaurant revenue, franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and franchise advertising fee revenue. See Note 10 for further details regarding our revenue recognition policy.
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
Franchise Expenses
Franchise expenses are primarily comprised of rent expenses incurred on properties leased by us and then sublet to franchisees, and expenses incurred in support of franchisee information technology systems. Additionally, upon adoption of Topic 606 in the first quarter of 2018, the franchisee’s portion of advertising expenses is now included in franchise expense.
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
Prior to the adoption of Topic 842 "Leases," closure costs include non-cash restaurant charges such as up-front expensing of the net present value of unpaid rent remaining on the life of a lease, offset by assumed sublease income. Upon the adoption of Topic 842, the Company no longer recognizes a closed-store reserve when the Company closes a restaurant, as a lease liability related to the future lease payments is already recognized. Rather, when a restaurant is closed, the Company will evaluate the ROU Asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU Asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense.
Interest Expense, Net
Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized at cost over the life of the related debt.
Provision for Income Taxes
Provision for income taxes consists of federal and state taxes on our income.

Comparison of Results of Income
Our operating results for the thirteen weeks ended March 27, 2019 and March 28, 2018, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	March 27, 2019		March 28, 2018		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$97,150	89.2	$94,553	89.4	$2,597	2.7
Franchise revenue	6,444	5.9	6,106	5.8	338	5.5
Franchise advertising fee revenue	5,383	4.9	5,097	4.8	286	5.6
Total revenue	108,977	100.0	105,756	100.0	3,221	3.0
Cost of operations
Food and paper costs(1)	27,152	27.9	27,235	28.8	(83)	(0.3)
Labor and related expenses(1)	29,576	30.4	27,662	29.3	1,914	6.9
Occupancy and other operating expenses(1)	23,227	23.9	21,919	23.2	1,308	6.0
Company restaurant expenses(1)	79,955	82.3	76,816	81.2	3,139	4.1
General and administrative expenses	11,348	10.4	13,202	12.5	(1,854)	(14.0)
Franchise expenses	6,144	5.6	5,832	5.5	312	5.3
Depreciation and amortization	4,761	4.4	4,212	4.0	549	13.0
Loss on disposal of assets	44	0.0	61	0.1	(17)	(27.9)
Loss on assets held for sale	4,124	3.8	—	—	4,124	N/A
Recovery of securities lawsuits related legal expenses	—	—	(1,634)	(1.5)	1,634	(100.0)
Asset impairment and closed-store reserves	309	0.3	2,819	2.7	(2,510)	(89.0)
Total expenses	106,685	97.9	101,308	95.8	5,377	5.3
Income from operations	2,292	2.1	4,448	4.2	(2,156)	(48.5)
Interest expense, net of interest income	859	0.8	888	0.8	(29)	(3.3)
Income tax receivable agreement expense (income)	171	0.2	(918)	(0.9)	1,089	(118.6)
Income before provision for income taxes	1,262	1.2	4,478	4.2	(3,216)	(71.8)
Provision for income taxes	349	0.3	1,949	1.8	(1,600)	(82.1)
Net income	$913	0.8	$2,529	2.4	$(1,616)	(63.9)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue increased $2.6 million, or 2.7%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was primarily due to an increase of $3.2 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and an increase of $1.4 million from a 1.5% increase in company-operated comparable sales. This restaurant sales increase was partially offset by revenue declines from the closure of nine restaurants during or subsequent to the first quarter of 2018. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 4.6% partially offset by a decline in transactions of 3.1%.
Franchise Revenue

For the quarter, franchise revenue increased $0.3 million, or 5.5%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 3.2%, the opening of 11 new franchised restaurants during or after the prior year quarter, and higher franchise fees received from franchised restaurants related to their use of our point-of-sales system. This was partially offset by the closure of three franchise locations during the same period.
Franchise Advertising Fee Revenue
Beginning in Fiscal 2018, we implemented Topic 606, which requires us to present franchise advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of income. The increase in franchise advertising fee revenue of $0.3 million for the quarter from the comparable period in the prior year, was due an increase in franchise locations and increased franchise comparable restaurant sales.
Food and Paper Costs
For the quarter, food and paper costs decreased $0.1 million, or 0.3%, from the comparable period in the prior year, due to a $0.2 million decrease in food costs, partially offset by a $0.1 million increase in paper costs. The decrease in food and paper costs, for the quarter resulted primarily from lower company transactions.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 27.9%, down from 28.8% in the comparable period of the prior year. The percentage decrease for the quarter was due primarily due to an increase in pricing and a favorable sales mix, partially offset by commodity inflation.
Labor and Related Expenses
For the quarter, payroll and benefit expenses increased $1.9 million, or 6.9%, from the comparable period in the prior year. The increase for the quarter was due primarily to increased labor costs resulting from new restaurants opened in fiscal 2018 and the first quarter of fiscal 2019, and the impact of the wage increases in California and Los Angeles during fiscal 2018 and the first quarter of fiscal 2019. Additionally, the increase in the quarter was negatively impacted by higher workers' compensation expense due to increased claims activity.
For the quarter, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 30.4%, up from 29.3% in the comparable period in the prior year. The increase was due primarily to wage increases in California and Los Angeles. Additionally, the increase in the quarter was negatively impacted by higher workers’ compensation expense due to increased claims activity. Partially offsetting these increases were positive impacts due to an increase in pricing.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses increased $1.3 million, or 6.0%, from the comparable period of the prior year. The increase was primarily due to a $0.6 million increase in occupancy and related costs, due primarily to additional rent, utilities and property tax, a $0.3 million increase in repair and maintenance costs, a $0.2 million increase in operating supplies, and a $0.2 million increase in customer order delivery fees.
For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.9%, up from 23.2% in the comparable period of the prior year. The increase resulted primarily from the increases noted above, partially offset by pricing.
General and Administrative Expenses
For the quarter, general and administrative expenses decreased $1.9 million, or 14.0%, from the comparable period in the prior year. The decrease for the quarter was due primarily to (i) a $1.5 million decrease in legal expenses related primarily to a decrease in securities class action litigation costs and (ii) a $0.6 million decrease in executive transition costs, and (iii) a $0.3 million decrease in dead site costs related to costs incurred for potential new restaurant locations that we chose not to continue to pursue. These decreases were partially offset by a $0.5 million increase in labor related costs, primarily related to an increase in estimated management bonus expenses.
For the quarter, general and administrative expenses as a percentage of total revenue were 10.4% down from 12.5% in the comparable period of the prior year. The percentage decrease is primarily due to the cost decreases discussed above.

Loss on held for sale assets
During the thirteen weeks ended March 27, 2019, the Company agreed in principle to sell four restaurants within the San Francisco area to an existing franchisee. Additionally, the Company agreed in principle to sell seven restaurants in the Phoenix area to another existing franchisee. The net assets were recorded to assets held for sale at the lower of carrying value or fair value less costs to sell, which resulted in a loss on held for sale assets of $4.1 million for the thirteen weeks ended March 27, 2019.
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
Asset Impairment and Closed-Store Reserves
During the thirteen weeks ended March 28, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas resulting in a closed store reserve expense of $2.8 million.
Subsequent to the adoption of Topic 842, the Company no longer recognizes a closed-store reserve when the Company closes a restaurant, as there is already a lease liability on its books related to the future lease payments. Rather, when a restaurant is closed, the Company will evaluate the ROU Asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU Asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. During the thirteen weeks ended March 27, 2019, the Company closed one restaurant in California and one in Texas and recognized $0.3 million of closed-store reserve expense, primarily related to the amortization of ROU Assets for closed stores.
Interest Expense, Net
For the quarter, interest expense, net was consistent with the prior period.
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 27, 2019 and March 28, 2018, we recorded income tax receivable agreement expense of $0.2 million and income tax receivable agreement income of $0.9 million, respectively.
Provision for Income Taxes
For the quarter ended March 27, 2019, we recorded an income tax provision of $0.3 million, reflecting an estimated effective tax rate of 27.7%. For the quarter ended March 28, 2018, we recorded an income tax provision of $1.9 million, reflecting an estimated effective tax rate of approximately 43.5%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 27.7% for the year-to-date ended March 27, 2019 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the Company’s valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction, non-deductible executive compensation and changes to total expected TRA payments due to changes in future forecasted taxable income.
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
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 27, 2019 and March 28, 2018, there were 458 and 442 comparable restaurants, 200 and 192 company-operated and 258 and 250 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants, and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation, or superior to, or as substitutes for the analysis of our results as reported under GAAP. Management uses restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods, and to evaluate our restaurant financial performance compared with our competitors. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors, because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Restaurant contribution and restaurant contribution margin may also assist investors in evaluating our business and performance relative to industry peers and provide greater transparency with respect to the Company’s financial condition and results of operation.
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 27, 2019	March 28, 2018
Restaurant contribution:
Income from operations	$2,292	$4,448
Add (less):
General and administrative expenses	11,348	13,202
Franchise expenses	6,144	5,832
Depreciation and amortization	4,761	4,212
Loss on disposal of assets	44	61
Loss on assets held for sale	4,124	—
Franchise revenue	(6,444)	(6,106)
Franchise advertising fee revenue	(5,383)	(5,097)
Recovery of securities lawsuits related legal expenses	—	(1,634)
Asset impairment and closed-store reserves	309	2,819
Restaurant contribution	$17,195	$17,737

Company-operated restaurant revenue:
Total revenue	$108,977	$105,756
Less:
Franchise revenue	(6,444)	(6,106)
Franchise advertising fee revenue	(5,383)	(5,097)
Company-operated restaurant revenue	$97,150	$94,553

Restaurant contribution margin (%)	17.7%	18.8%
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
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended
(Amounts in thousands)	March 27, 2019	March 28, 2018
Net income	$913	$2,529
Non-GAAP adjustments:
Provision (benefit) for income taxes	349	1,949
Interest expense, net of interest income	859	888
Depreciation and amortization	4,761	4,212
EBITDA	$6,882	$9,578
Stock-based compensation expense (a)	488	145
Loss on disposal of assets (b)	44	61
Loss on assets held for sale (c)	4,124	—
Recovery of securities lawsuits related legal expense (d)	—	(1,634)
Asset impairment and closed-store reserves (recovery) (e)	309	2,819
Income tax receivable agreement expense (income) (f)	171	(918)
Securities class action legal expense (g)	2,139	3,704
Pre-opening costs (h)	—	212
Executive transition costs (i)	37	646
Adjusted EBITDA	$14,194	$14,613

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
During the thirteen weeks ended March 27, 2019, the Company agreed in principle to sell four restaurants within the San Francisco area to an existing franchisee. Additionally, the Company agreed in principle to sell seven restaurants in the Phoenix area to another existing franchisee. The net assets were recorded to assets held for sale at the lower of carrying value or fair value less costs to sell, which resulted in a loss on held for sale assets of $4.1 million for the thirteen weeks ended March 27, 2019.

(d)
During the thirteen weeks ended March 28, 2018 we received insurance proceeds of $1.6 million, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See the Notes to the Condensed Consolidated Financial Statements, Note 7, Commitments and Contingencies, Legal Matters.

(e)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen weeks ended March 27, 2019, the Company recognized $0.3 million of closed-store reserve expense, primarily related to the amortization of ROU Assets for closed stores. During the thirteen weeks ended March 28, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas, which resulted in a closed-store reserve of $2.8 million. We continue to monitor the recoverability of the carrying value of the assets of several other restaurants.

(f)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 27, 2019 and March 28, 2018, income tax receivable agreement expense (income) consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

(g)	Consists of costs related to the defense of securities lawsuits. See Condensed Consolidated Financial Statements, "Note 7. Commitments and Contingencies-Legal Matters."

(h)
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

(i)	Includes costs associated with the transition of our CEO, such as executive recruiter costs, CEO sign-on bonus, and former CEO stock modification expense.
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
The following table presents summary cash flow information for the periods indicated.

	Thirteen Weeks Ended
(Amounts in thousands)	March 27, 2019	March 28, 2018
Net cash provided by (used in)
Operating activities	$9,977	$12,333
Investing activities	(4,183)	(6,648)
Financing activities	(6,064)	(8,032)
Net decrease in cash	$(270)	$(2,347)

Operating Activities
For the thirteen weeks ended March 27, 2019, net cash provided by operating activities decreased by approximately $2.4 million from the comparable period of the prior year. This was due primarily to less favorable working capital fluctuations in the current period.
Investing Activities
For the thirteen weeks ended March 27, 2019, net cash used in investing activities decreased by $2.5 million from the comparable period of the prior year. This was due primarily to opening no new company restaurants and completing one remodel in the thirteen weeks ended March 27, 2019 compared to two new restaurants and one completed remodel in the thirteen weeks ended March 28, 2018.

For the year ending December 25, 2019, we expect to incur capital expenditures of $14.0 million to $19.0 million, consisting of $5.0 to $9.0 million related to new restaurants, $3.0 million related to the remodeling of existing restaurants, and $6.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities
For the thirteen weeks ended March 27, 2019, net cash used in financing activities decreased by $2.0 million from the comparable period of the prior year. This was due primarily to a decrease in net prepayments of $5.0 million on the revolving debt facilities during the thirteen weeks ended March 27, 2019 compared to the thirteen weeks ended March 28, 2018. This was partially offset by a $3.0 million increase in cash outflow related to stock buybacks in the current period.
Debt and Other Obligations
On July 13, 2018, the Company refinanced the 2014 Revolver, pursuant to the 2018 Credit Agreement, which provides for the 2018 Revolver. The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.96% to 4.01% for the thirteen weeks ended March 27, 2019 and 3.30% to 3.40% for the thirteen weeks ended March 28, 2018.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of March 27, 2019.

At March 27, 2019, $8.5 million of letters of credit, and $71.0 million of the 2018 Revolver were outstanding. The amount available under the 2018 Revolver was $70.5 million at March 27, 2019.

Contractual Obligations
Our contractual commitments outstanding on March 27, 2019, have not changed materially since our annual report on Form 10-K for the year ended December 26, 2018. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.
Off-Balance Sheet and Other Arrangements
As of March 27, 2019 and December 26, 2018, we were using $8.5 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.25% and 2.25%. As of March 27, 2019, we had outstanding borrowings of $71.0 million and another $8.5 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding legal proceedings, see "Note 7. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Condensed Consolidated Financial Statements" in this Quarterly Report.
Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 26, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of common stock under a Stock Repurchase Program (as defined below) in the quarterly period ended March 27, 2019 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
December 27, 2018 to January 23, 2019	18,075	$14.83	18,075	$18,751
January 24, 2019 to February 20, 2019	10,400	$14.79	10,400	$18,597
February 21, 2019 to March 27, 2019	227,079	$13.04	227,079	$15,636
Total	255,554		255,554

On August 2, 2018, the Company announced the Board of Directors had authorized a stock repurchase program (the "Stock Repurchase Program"). The Company entered into a stock repurchase plan pursuant to Rule 10b5-1 of the Exchange Act on August 28, 2018 (the "Stock Repurchase Plan"), which allows the repurchase of up to $20.0 million of the Company’s common stock. The Stock Repurchase Plan commenced purchases on November 6, 2018, and, if not terminated sooner by other provisions of the Stock Repurchase Plan, will terminate on June 26, 2019. The Stock Repurchase Plan may also be suspended or terminated at any time upon prior notice.
Under the Stock Repurchase Program, the Company may repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases and/or through privately negotiated transactions.
Additionally, as discussed above in (i) Part I, Item 1, "Note 1. Basis of Presentation”, and (ii) Part I, Item 2, “Liquidity and Capital Resources - Debt and Other Obligations”, our 2018 Revolver limits the payment of dividends.
Item 3. Defaults of Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibit Index

Number	Description

10.31	Employment Agreement between Miguel Lozano and El Pollo Loco, Inc.

10.32	Confidential Separation Agreement between Gus Siade and El Pollo Loco, Inc.

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002

32.1*	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

El Pollo Loco Holdings, Inc.
(Registrant)

May 2, 2019	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer

May 2, 2019	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer