Form 10-Q
period 2019-06-26
El Pollo Loco Holdings, Inc.
filed 2019-08-02
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of July 26, 2019, there were 36,837,614 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	June 26, 2019	December 26, 2018
Assets
Current assets:
Cash and cash equivalents	$11,281	$6,969
Accounts and other receivables, net	11,683	9,599
Inventories	2,069	2,479
Prepaid expenses and other current assets	3,440	2,998
Total current assets	28,473	22,045
Property and equipment owned, net	91,259	104,145
Property held under finance leases, net	6	16
Property held under operating leases, net ("ROU Asset")	199,461	—
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	—	280
Deferred tax assets	5,910	11,709
Other assets	1,322	1,469
Total assets	$636,993	$450,226
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under finance leases	$31	$68
Current portion of obligations under operating leases	18,727	—
Accounts payable	10,234	9,564
Accrued salaries and vacation	7,087	7,574
Accrued insurance	8,239	7,076
Accrued income taxes payable	68	71
Accrued interest	113	149
Current portion of income tax receivable agreement payable	6,732	6,637
Other accrued expenses and current liabilities	26,098	51,764
Total current liabilities	77,329	82,903
Revolver loan	85,000	74,000
Obligations under finance leases, net of current portion	100	116
Obligations under operating leases, net of current portion	198,612	—
Other intangible liabilities, net	—	642
Income tax receivable agreement payable, net of current portion	7,286	7,305
Other noncurrent liabilities	5,842	20,024
Total liabilities	374,169	184,990
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 37,732,948 and 39,004,451 shares issued and outstanding	377	390
Additional paid-in-capital	358,335	375,734
Accumulated deficit	(95,888)	(110,888)
Total stockholders' equity	262,824	265,236
Total liabilities and stockholders' equity	$636,993	$450,226

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
Revenue
Company-operated restaurant revenue	$100,139	$99,627	$197,289	$194,180
Franchise revenue	7,918	6,553	14,362	12,659
Franchise advertising fee revenue	5,683	5,453	11,066	10,550
Total revenue	113,740	111,633	222,717	217,389
Cost of operations
Food and paper cost	27,886	28,681	55,038	55,916
Labor and related expenses	29,272	27,856	58,848	55,518
Occupancy and other operating expenses	23,032	22,913	46,259	44,832
Company restaurant expenses	80,190	79,450	160,145	156,266
General and administrative expenses	9,348	12,474	20,696	25,676
Franchise expenses	7,542	6,250	13,686	12,082
Depreciation and amortization	4,454	4,344	9,215	8,556
Loss (gain) on disposal of assets	134	(8)	178	53
Recovery of securities lawsuits related legal expenses	(10,000)	(2,429)	(10,000)	(4,063)
Asset impairment and closed-store reserves	565	3,963	874	6,782
Loss on disposition of restaurants	927	—	5,051	—
Total expenses	93,160	104,044	199,845	205,352
Income from operations	20,580	7,589	22,872	12,037
Interest expense, net	922	960	1,781	1,848
Income tax receivable agreement (income) expense	(94)	712	77	(206)
Income before provision for income taxes	19,752	5,917	21,014	10,395
Provision for income taxes	5,665	865	6,014	2,814
Net income	$14,087	$5,052	$15,000	$7,581
Net income per share
Basic	$0.37	$0.13	$0.39	$0.20
Diluted	$0.37	$0.13	$0.38	$0.19
Weighted-average shares used in computing net income per share
Basic	37,939,912	38,482,074	38,296,807	38,473,641
Diluted	38,580,722	39,043,434	39,043,477	39,015,259

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

Thirteen Weeks Ended June 26, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 27, 2019	38,730,204	388	$372,825	$(109,975)	$263,238
Stock-based compensation	—	—	641	—	641
Issuance of common stock related to restricted shares, net	323,489	3	(3)	—	—
Issuance of common stock upon exercise of stock options	6,709	—	80	—	80
Shares repurchased for employee tax withholdings	(24,172)	(1)	(278)	—	(279)
Repurchase of common stock	(1,303,282)	(13)	(14,930)	—	(14,943)
Net income	—	—	—	14,087	14,087
Balance, June 26, 2019	37,732,948	$377	$358,335	$(95,888)	$262,824

Thirteen Weeks Ended June 27, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 28, 2018	38,636,038	387	$373,522	$(99,392)	$274,517
Stock based compensation	—	—	638	—	638
Shares repurchased for employee tax withholdings	(8,466)	—	(79)	—	(79)
Forfeiture of common stock related to restricted shares, net	(18,762)	—	—	—	—
Net income	—	—	—	5,052	5,052
Balance, June 27, 2018	38,608,810	$387	$374,081	$(94,340)	$280,128

Twenty-Six Weeks Ended June 26, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 26, 2018	39,009,451	390	$375,734	$(110,888)	$265,236
Stock-based compensation	—	—	1,129	—	1,129
Issuance of common stock related to restricted shares, net	301,371	3	(3)	—	—
Issuance of common stock upon exercise of stock options	6,709	—	80	—	80
Shares repurchased for employee tax withholdings	(25,747)	(1)	(294)	—	(295)
Repurchase of common stock	(1,558,836)	(15)	(18,311)	—	(18,326)
Net income	—	—	—	15,000	15,000
Balance, June 26, 2019	37,732,948	$377	$358,335	$(95,888)	$262,824

Twenty-Six Weeks Ended June 27, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 27, 2017	38,661,850	387	$372,990	$(98,427)	$274,950
Cumulative effect of accounting change (See Note 10)	—	—	—	(3,494)	(3,494)
Stock based compensation	—	—	1,170	—	1,170
Shares repurchased for employee tax withholdings	(8,466)	—	(79)	—	(79)
Forfeiture of common stock related to restricted shares, net	(44,574)	—	—	—	—
Net income	—	—	—	7,581	7,581
Balance, June 27, 2018	38,608,810	$387	$374,081	$(94,340)	$280,128

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 26, 2019	June 27, 2018
Cash flows from operating activities:
Net income	$15,000	$7,581
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,215	8,556
Stock-based compensation expense	1,129	1,170
Income tax receivable agreement expense (income)	77	(206)
Loss on disposition of restaurants	5,051	—
Loss on disposal of assets	178	53
Impairment of property and equipment	227	1,708
Closed-store reserve expense	—	5,074
Amortization of deferred financing costs	126	152
Amortization of favorable and unfavorable leases, net	(362)	(27)
Deferred income taxes, net	5,799	1,349
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,084)	(400)
Inventories	277	212
Prepaid expenses and other current assets	(450)	(553)
Other assets	23	117
Accounts payable	1,057	(1,051)
Accrued salaries and vacation	(487)	(687)
Accrued insurance	1,163	446
Income taxes payable	(3)	55
Other accrued expenses and liabilities	(23,077)	2,081
Net cash flows provided by operating activities	12,859	25,630
Cash flows from investing activities:
Proceeds from disposition of restaurants	4,770	—
Purchase of property and equipment	(5,898)	(13,952)
Net cash flows used in investing activities	(1,128)	(13,952)
Cash flows from financing activities:
Minimum tax withholdings related to net share settlements	(295)	(79)
Payments on revolver and swingline loan	(15,000)	(13,000)
Borrowings on revolver and swingline loan	26,000	6,000
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	80	—
Payment of obligations under finance leases	(53)	(64)
Stock buybacks	(18,151)	—
Net cash flows used in financing activities	(7,419)	(7,143)
Decrease in cash and cash equivalents	4,312	4,535
Cash and cash equivalents, beginning of period	6,969	8,550
Cash and cash equivalents, end of period	$11,281	$13,085

	Twenty-Six Weeks Ended
Supplemental cash flow information	June 26, 2019	June 27, 2018
Cash paid during the period for interest	$1,694	$1,593
Cash paid during the period for income taxes	$218	$125
Unpaid purchases of property and equipment	$980	$2,295
Unpaid stock buybacks	$310	$—

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 26, 2019, the Company operated 200 and franchised 284 El Pollo Loco restaurants.
On August 2, 2018, the Company announced that the Board of Directors had authorized a stock repurchase program. The Company entered into a stock repurchase plan pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, on August 28, 2018 (the “2018 Stock Repurchase Plan”), which allowed for the repurchase of up to $20.0 million of the Company’s common stock. The 2018 Stock Repurchase Plan commenced purchases on November 6, 2018 and terminated on June 26, 2019.
On April 30, 2019, as part of the Company’s focus on shareholder returns, the Board of Directors approved a new stock repurchase program. The Company entered into a stock repurchase plan pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, on May 17, 2019 (the “2019 Stock Repurchase Plan”), which allowed for the repurchase up to $30.0 million of the Company's outstanding common stock. The 2019 Stock Repurchase Program commenced purchases on June 27, 2019, and will terminate on March 25, 2020, if not terminated sooner by other provisions of the 2019 Stock Repurchase Program, and may also be suspended or terminated at anytime upon prior notice.
Under the 2019 Sock Repurchase Program, the Company may repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases and/or through privately negotiated transactions.
For the thirteen weeks ended June 26, 2019, the Company repurchased 1,303,282 shares of common stock under the 2018 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $14.9 million. For the twenty-six weeks ended June 26, 2019, the Company repurchased 1,558,836 shares of common stock under the 2018 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $18.3 million, which were retired.
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
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2019 and 2018 are both 52-week years, ending on December 25, 2019 and December 26, 2018, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters, closed-store reserves, stock-based compensation, income tax receivable agreement liability, contingent liabilities and income tax valuation allowances.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Liquidity
The Company’s principal liquidity requirements are to service its debt and to meet capital expenditure needs. At June 26, 2019, the Company’s total debt was $85.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $11.3 million at June 26, 2019, and available borrowings under the 2018 Revolver (see Note 4) will be adequate to meet the Company’s liquidity needs for the next twelve months from the filing of these condensed consolidated financial statements.

Recovery of Securities Class Action Legal Expense
During the thirteen and twenty-six weeks ended June 26, 2019 the Company received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. During the thirteen and twenty-six weeks ended June 27, 2018, the Company received insurance proceeds of $2.4 million and $4.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.

Loss on Disposition of Restaurants
During the thirteen and twenty-six weeks ended June 26, 2019, the Company completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. The Company has determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties and lease payments. The Company considered the future lease payments in allocating the initial cash consideration received. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.
These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $0.9 million and $5.1 million for the thirteen and twenty-six weeks ended June 26, 2019, respectively. These restaurants are now included in the total number of franchised El Pollo Loco restaurants.
Recently Adopted Accounting Pronouncements
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded.  In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements.  Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement.  The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed.  The Company adopted SEC

Release No. 33-10532 as of December 27, 2018. See “Condensed Consolidated Statements of Changes in Stockholders’ Equity” above.
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, (“ASU 2018-07”) which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for financial statements issued for annual periods beginning after December 15, 2018, and for the interim periods therein. The Company adopted ASU 2018-07 as of December 27, 2018 and it did not have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, “Leases”, (“Topic 842”). Topic 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU Asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods therein. In July 2018, the FASB issued ASU No. 2018-11, which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted Topic 842, and all related ASU’s as of December 27, 2018. See “Changes in Accounting Policies” below for further details.

Subsequent Events
Subsequent to June 26, 2019, the Company made an $8.0 million borrowing on the 2018 Revolver, related primarily to repurchases under the 2018 Stock Repurchase Agreement.
The Company evaluated subsequent events that have occurred after June 26, 2019, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had one supplier for which amounts due totaled 37.1% of the Company’s accounts payable at June 26, 2019. As of December 26, 2018, the Company had one supplier for which amounts due totaled 36.0% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 30.3% and 28.8% of total expenses for the thirteen and twenty-six weeks ended June 26, 2019, respectively, and 29.1% and 28.6% of total expenses for the thirteen and twenty-six weeks ended June 27, 2018, respectively.
Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 69.3% of total revenue for each of the thirteen and twenty-six weeks ended June 26, 2019, and 68.5% and 68.8% for the thirteen and twenty-six weeks ended June 27, 2018.
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
Upon the sale or closure of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company determined there was no decrement of goodwill related to the disposition of the restaurants during the thirteen and twenty-six weeks ended June 26, 2019.

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
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 26, 2019 or June 27, 2018, and therefore did not record any impairment during the respective periods.
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
As of June 26, 2019 and December 26, 2018, the Company had no assets or liabilities measured at fair value on a recurring basis.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 26, 2019, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets."

		Fair Value Measurements at June 26, 2019 Using			Thirteen Weeks Ended June 26, 2019	Twenty-Six Weeks Ended June 26, 2019
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$227	$227

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and twenty-six weeks ended June 27, 2018, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets."

		Fair Value Measurements at June 27,2018 Using			Thirteen Weeks Ended June 27,2018	Twenty-Six Weeks Ended June 27,2018
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$1,708	$1,708
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of the analysis, the Company recorded a non-cash impairment charge of $0.2 million for each of the thirteen and twenty-six weeks ended June 26, 2019, primarily related to the carrying value of one restaurant in California. The Company recorded a non-cash impairment charge of $1.7 million for each of the thirteen and twenty-six weeks ended June 27, 2018, primarily related to the carrying value of the assets of one restaurant in Arizona. Given the difficulty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Closed-Store Reserves
Prior to the adoption of Topic 842 “Leases,” when the Company closed a restaurant, it reviewed the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and recorded a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. The estimates of future closed-store reserves were re-evaluated and adjusted each period based on information available as of the period. In addition, an impairment charge was recognized for any remaining carrying value of certain restaurant assets. During the thirteen weeks ended June 27, 2018, the Company closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017. During the twenty-six weeks ended June 27, 2018, the Company closed four restaurants in Texas, all of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in closed-store reserve expense of $2.3 million and $5.1 million for the thirteen and twenty-six weeks ended June 27, 2018, respectively.
Subsequent to the adoption of Topic 842, the Company no longer recognizes a closed-store reserve when the Company closes a restaurant, as a lease liability related to the future lease payments is already recognized. Rather, when a restaurant is closed, the Company will evaluate the ROU Asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU Asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. During the twenty-six weeks ended June 26, 2019, the Company closed one restaurant in California and one in Texas and recognized $0.3 million and $0.6 million of closed-store reserve expense for the thirteen and twenty-six weeks ended June 26, 2019, respectively, primarily related to the amortization of ROU Assets for closed stores.
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
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 26, 2019 or at December 26, 2018, and did not recognize interest or penalties during the thirteen or twenty-six weeks ended June 26, 2019 or June 27, 2018, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
On July 30, 2014, the Company entered into the TRA, which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 26, 2019, we recorded income tax receivable agreement income of $0.1 million and income tax receivable agreement expense of $0.1 million, respectively, and for the thirteen and twenty-six weeks ended June 27, 2018, we recorded income tax receivable agreement expense of $0.7 million and income tax receivable agreement income of $0.2 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

Changes in Accounting Policies

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
The Company adopted Topic 842 with a date of initial application of December 27, 2018. As a result, the Company has changed its accounting policy for leases as detailed below.
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

Additionally, the Company elected to apply the package of practical expedients, which allows for carryforwards of 1) historical lease classifications, 2) determination of whether a contract contains a lease under the new definition of a lease and 3) whether previously capitalized initial direct costs qualify for capitalization. See Note 11, "Leases," for further details.

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	June 26, 2019	December 26, 2018
Land	$12,323	$12,323
Buildings and improvements	148,000	156,806
Other property and equipment	74,081	76,061
Construction in progress	2,352	2,989
	236,756	248,179
Less: accumulated depreciation and amortization	(145,497)	(144,034)
	$91,259	$104,145

Depreciation expense was $4.5 million and $4.3 million for the thirteen weeks ended June 26, 2019 and June 27, 2018, respectively, and $9.2 million and $8.6 million for the twenty-six weeks ended June 26, 2019 and June 27, 2018, respectively.

Based on the Company's review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.2 million for each of the thirteen and twenty-six weeks ended June 26, 2019, and $1.7 million for each of the thirteen and twenty-six weeks ended June 27, 2018.

3. STOCK-BASED COMPENSATION

At June 26, 2019, options to purchase 2,303,921 shares of common stock were outstanding, including 1,708,169 vested and 595,752 unvested. Unvested options vest over time; however, upon a change in control, the board may accelerate vesting. At June 26, 2019, 1,381,010 premium options, options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of June 26, 2019 and changes during the twenty-six weeks ended June 26, 2019 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - December 26, 2018	2,102,404	$7.68
Grants	320,536	11.47
Exercised	(6,709)	11.94
Forfeited, cancelled or expired	(112,310)	13.41
Outstanding - June 26, 2019	2,303,921	$7.92
Vested and expected to vest at June 26, 2019	2,289,608	$7.89
Exercisable at June 26, 2019	1,708,169	$6.71

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Twenty-Six Weeks Ended June 26, 2019	Twenty-Six Weeks Ended June 27, 2018
Expected volatility	28.7%	28.3%
Risk-free interest rate	2.33%	2.88%
Expected term (years)	6.25	6.25
Expected dividends	—	—

At June 26, 2019, the Company had total unrecognized compensation expense of $2.1 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.41 years.

A summary of restricted share activity as of June 26, 2019 and changes during the twenty-six weeks ended June 26, 2019 is as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 26, 2018	490,700	$10.91
Granted	285,996	$11.47
Released	(89,862)	$10.09
Forfeited, cancelled, or expired	(44,722)	$11.83
Unvested shares at June 26, 2019	642,112	$11.21
Unvested shares at June 26, 2019, included 517,389 unvested restricted shares, 36,058 unvested performance stock units and 88,665 unvested restricted units outstanding.
At June 26, 2019, the Company had unrecognized compensation expense of $5.3 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 3.22 years, unrecognized compensation expense of $0.1 million related to performance stock units, which it expects to recognize over a weighted-average period of 3.87 years and unrecognized compensation expense of $0.9 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 3.00 years.
Total stock-based compensation expense was $0.6 million and $1.1 million for the thirteen and twenty-six weeks ended June 26, 2019, respectively, and $0.6 million and $1.2 million for the thirteen and twenty-six weeks ended June 27, 2018, respectively.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.90% to 6.00% for each of the thirteen and twenty-six weeks ended June 26, 2019, respectively, and 3.60% to 3.70% and 3.30% to 3.70% for the thirteen and twenty-six weeks ended June 27, 2018, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of June 26, 2019.

At June 26, 2019, $8.5 million of letters of credit and $85.0 million of the 2018 Revolver were outstanding. The amount available under the 2018 Revolver was $56.5 million at June 26, 2019.
Maturities
During the thirteen and twenty-six weeks ended June 26, 2019, the Company borrowed $14.0 million and $11.0 million, respectively, net of pay downs of $12.0 million and $15.0 million, respectively, on the Company’s 2018 Revolver, primarily to fund settlement payments. See Note 7 for further details regarding the settlement payments. During the thirteen and twenty-six weeks ended June 27, 2018, the Company elected to pay down $5.0 million and $13.0 million of outstanding borrowings on the Company’s 2014 Revolver, respectively. There are no required principal payments prior to maturity for the 2018 Revolver.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 26, 2019	December 26, 2018
Accrued sales and property taxes	$3,600	$5,016
Gift card liability	2,346	2,512
Accrued legal settlements and professional fees	16,584	38,639
Other (1)	3,568	5,597
Total other accrued expenses and current liabilities	$26,098	$51,764

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

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	June 26, 2019	December 26, 2018
Deferred rent (1)	$—	$10,660
Deferred franchise and development fees	5,775	5,224
Other (2)	67	4,140
Total other noncurrent liabilities	$5,842	$20,024

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
On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations in the action and are negotiating the terms of a Stipulation of Settlement.  On January 24, 2019, the Court ordered that all proceedings in the action be stayed until April 3, 2019, on or before which the parties were to file a Stipulation of Settlement and a motion for preliminary approval of the settlement. On April 3, 2019, Plaintiffs filed the Stipulation of Settlement and a Motion for Preliminary Approval of the
Settlement. On May 13, 2019, the Court granted preliminary approval of the settlement. On July 17, 2019, Plaintiffs filed the Motion for Final Approval of Class Action Settlement and Approval of Plan of Allocation and the Motion for an Award of Attorneys’ Fees and Expenses and Awards to Lead Plaintiffs Pursuant to 15 U.S.C. §78u-4(a)(4). The hearing on both motions is scheduled for August 21, 2019. Defendants maintain that the Plaintiffs’ claims are without merit, and have entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. A $20.0 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018 and all settlement payments were made during the thirteen and twenty-six weeks ended June 26, 2019
On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C., under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery. The Diep action is also purportedly brought on behalf of Holdings, names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.
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
On August 16, 2018, the Company filed a motion challenging the verdicts and a motion for new trial (both the liability phase and damages phase) and on September 2, 2018, the court denied those motions. On August 27, 2018, the Company filed a notice of appeal as to the entire judgment, and on October 5, 2018, the Company filed a second notice of appeal challenging the court’s denial of the post-trial motions. On September 5, 2018, we filed a motion to strike several of the costs of suit requested by the Plaintiffs, and on September 28, 2018, the Plaintiffs filed a motion for an award of attorneys’ fees. The court ruled on these motions on October 30, 2018, reducing many of the costs requested by the Plaintiffs and awarding $1,391,703 to the Plaintiffs for attorneys’ fees. We filed a notice of appeal relating to the trial court’s order relating to our motion to strike the costs and the Plaintiff’s motion for attorneys’ fees on November 6, 2018. The Company also filed motions to stay the injunctive part of the judgment pending the appeal but both the trial court and the California Court of Appeal denied those motions. We filed a petition for review of these denials with the California Supreme Court, but the California Supreme Court denied our petition for review on November 14, 2018. The appeal on the merits is currently pending. Briefing on the merits has not yet occurred in the appellate court. Once the record is delivered by the trial court clerk to the court of appeal, a schedule for the briefing on appeal will be set by the appellate court. Based on the assessment by Management, together with our legal trial counsel, the Company believes that the loss is currently not probable under ASC 450 and as of June 26, 2019, no accrual has been made with regard to the verdict.
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
At June 26, 2019, the Company’s total estimated commitment to purchase chicken was $14.8 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of June 26, 2019, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.2 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 26, 2019 was $1.8 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
Employment Agreements
The Company has employment agreements with four of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions. The Company incurred $0.1 million and $0.4 million of expenses related to employment agreements for the thirteen and twenty-six weeks ended June 26, 2019, respectively, and incurred $0.4 million and $0.8 million of expenses related to employment agreements for the thirteen and twenty-six weeks ended June 27, 2018, respectively.
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

8. NET INCOME PER SHARE
Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
Numerator:
Net income	$14,087	$5,052	$15,000	$7,581
Denominator:
Weighted-average shares outstanding—basic	37,939,912	38,482,074	38,296,807	38,473,641
Weighted-average shares outstanding—diluted	38,580,722	39,043,434	39,043,477	39,015,259
Net income per share—basic	$0.37	$0.13	$0.39	$0.20
Net income per share—diluted	$0.37	$0.13	$0.38	$0.19
Anti-dilutive securities not considered in diluted EPS calculation	733,449	570,774	438,547	570,774

Below is a reconciliation of basic and diluted share counts.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
Weighted-average shares outstanding—basic	37,939,912	38,482,074	38,296,807	38,473,641
Dilutive effect of stock options and restricted shares	640,810	561,360	746,670	541,618
Weighted-average shares outstanding—diluted	38,580,722	39,043,434	39,043,477	39,015,259

9. RELATED PARTY TRANSACTIONS
Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 44.4% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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
The Company offers a loyalty rewards program, which awards a customer one point for every $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point's terms. As of June 26, 2019 and December 26, 2018, the revenue allocated to loyalty points that have not been redeemed are $1.3 million and $1.0 million, respectively, which are reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.
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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of June 26, 2019, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue
The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
Core Market(1):
Company-operated restaurant revenue	$88,808	$86,842	$174,114	$169,804
Franchise revenue	4,174	3,609	7,673	6,985
Franchise advertising fee revenue	2,806	2,769	5,523	5,378
Total core market	$95,788	$93,220	$187,310	$182,167
Non-Core Market(2):			—	—
Company-operated restaurant revenue	$11,331	$12,785	$23,175	$24,376
Franchise revenue	3,744	2,944	6,689	5,674
Franchise advertising fee revenue	2,877	2,684	5,543	5,172
Total non-core market	$17,952	$18,413	$35,407	$35,222
Total revenue	$113,740	$111,633	$222,717	$217,389

(1) Core Market includes markets with existing company-operated restaurants at the Initial Public Offering (IPO) date.
(2) Non-Core Market includes markets entered into by the Company subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
Greater Los Angeles area market	69.3%	68.5%	69.3%	68.8%
Other markets	30.7%	31.5%	30.7%	31.2%
Total	100%	100%	100%	100%

Contract balances
The following table provides information about the change in the franchise contract liability balances during the twenty-six weeks ended June 26, 2019 and June 27, 2018 (in thousands):

December 26, 2018	$5,593
Revenue recognized - beginning balance	(203)
Additional contract liability	1,257
Revenue recognized - additional contract liability	(88)
June 26, 2019	$6,559

December 27, 2017	$5,799
Revenue recognized - beginning balance	(174)
Additional contract liability	141
Revenue recognized - additional contract liability	(4)
June 27, 2018	$5,762

The Company’s franchise contract liability includes development fees, initial franchise and license fees, franchise renewal fees, lease subsidies and royalty discounts and is included within other accrued expenses and current liabilities and other noncurrent liabilities within the accompanying consolidated balance sheets. The Company receives area development fees from franchisees when they execute multi-unit area development agreements. Initial franchise and license fees, or franchise renewal fees, are received from franchisees upon the execution of, or renewal of, a franchise agreement. Revenue is recognized from these agreements as the underlying performance obligation is satisfied, which is over the term of the agreement.

For the thirteen and twenty-six weeks ended June 26, 2019, there was an increase to the contract liability balance due to the Company's completion of the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. This resulted in an additional contract liability of $0.7 million, relating to allocation of the transaction price to various performance obligations under the contract of the sale.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of June 26, 2019:

Franchise revenues (in thousands):
2019	$414
2020	701
2021	491
2022	411
2023	385
Thereafter	4,157
Total	$6,559

Contract Costs
The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

11. LEASES
Adoption of Topic 842 "Leases"
On December 26, 2018, the Company adopted Topic 842, using the effective date method, recognizing and measuring all leases that existed as of December 26, 2018. The Company recorded a cumulative-effect adjustment as of December 26, 2018. Comparative periods are presented in accordance with ASC Topic 840 and do not include any retrospective adjustments to comparative periods to reflect the adoption of Topic 842. All leases that either (1) commenced, or (2) were modified or re-measured after December 26, 2018 are accounted for under Topic 842.
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

As of June 26, 2019, the Company had one lease that it had entered into, but had not yet commenced. The Company has no involvement with the construction or design of the underlying asset until lease commencement.
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
During the thirteen and twenty-six weeks ended June 26, 2019, the Company reassessed the lease terms on three restaurants due to the addition of significant leasehold improvements with useful lives that extend past the current lease expiration. This resulted in an additional $1.2 million of ROU Asset and lease liability, which will be recognized over the new lease term. The reassessment did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients, no reallocation between lease and non-lease components was necessary.
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
The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended June 26, 2019			Twenty-Six Weeks Ended June 26, 2019
	Property Leases	Equipment Leases	Total	Property Leases	Equipment Leases	Total
Finance lease cost:
Amortization of right-of-use assets	3	—	3	9	—	9
Interest on lease liabilities	7	—	7	15	—	15
Operating lease cost	6,585	327	6,912	13,187	654	13,841
Short-term lease cost	—	9	9	—	17	17
Variable lease cost	127	27	154	224	98	322
Sublease income	(511)	—	(511)	(901)	—	(901)
Total lease cost	6,211	363	6,574	12,534	769	13,303

The following table presents the Company’s total lease cost on the Condensed Consolidated Statement of Income (in thousands):

	Thirteen Weeks Ended June 26, 2019	Twenty-Six Weeks Ended June 26, 2019
Lease cost – Occupancy and other operating expenses	6,256	12,659
Lease cost – General & administrative	114	233
Lease cost – Depreciation and amortization	3	9
Lease cost – Interest expense	7	15
Lease cost - Closed-store reserve	194	387
Total lease cost	6,574	13,303

During the twenty-six weeks ended June 26, 2019, the Company had the following cash and non-cash activities associated with its leases (in thousands):

	Twenty-Six Weeks Ended June 26, 2019
	Property Leases	Equipment Leases	Total

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	12,361	654	13,015
Financing cash flows used for finance leases	53	—	53

Non-cash investing and financing activities:
Operating lease ROU Assets obtained in exchange for lease liabilities:
Operating lease ROU Assets	4,995	—	4,995

Operating lease ROU Assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU Assets	200,555	4,668	205,223
Operating lease liabilities	217,615	4,668	222,283

Other Information
Weighted-average remaining lease term—finance leases	3.33	—
Weighted-average remaining lease term—operating leases	12.23	3.55
Weighted-average discount rate—finance leases	11.1%	—
Weighted-average discount rate—operating leases	4.38%	3.98%

Information regarding the Company’s minimum future lease obligations as of June 26, 2019 is as follows (in thousands):

	Finance	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 25, 2019	$27	$13,263	$695
December 30, 2020	54	26,387	1,108
December 29, 2021	54	26,050	1,078
December 28, 2022	45	25,043	1,001
December 28, 2023	—	22,634	989
Thereafter	—	154,940	2,612
Total	$180	$268,317	$7,483
Less: imputed interest (3.96% to 11.1%)	(49)	(50,978)
Present value of lease obligations	131	217,339
Less: current maturities	(31)	(18,727)
Noncurrent portion	$100	$198,612

Information regarding the Company’s minimum future lease obligations at December 26, 2018 is as follows, under ASC 840 (in thousands):

	Capital Leases	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 25, 2019	$95	$25,388	$1,443
December 30, 2020	54	24,437	1,108
December 29, 2021	54	23,342	1,078
December 28, 2022	45	22,338	1,001
December 28, 2023	—	20,634	989
Thereafter	—	150,342	2,612
Total	$248	$266,481	$8,231
Less: imputed interest (11.0% to 11.1%)	(64)
Present value of capital lease obligations	184
Less: current maturities	(68)
Noncurrent portion	$116

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

Lessor
The Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under non-cancelable leases with initial terms ranging from three to 20 years. These lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues. All leases are considered operating leases.
For the leases in which the Company is the lessor, there are options to extend the lease. However, there are no terms and conditions to terminate the lease, no right to purchase premises and no residual value guarantees. Additionally, there are no related party leases.
For the thirteen and twenty-six weeks ended June 26, 2019, the Company received $0.2 million and $0.3 million of lease income, respectively, from company-owned locations.

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
As of June 26, 2019, we had 484 locations in six states. In fiscal 2018, we opened eight new company-operated and nine new franchised restaurants across Arizona, California, Utah, Louisiana and Texas. For the twenty-six weeks ended June 26, 2019, we opened no new company-operated restaurants and two franchised restaurants in California. In 2019, we intend to open two to three new company-operated and two to three new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen and twenty-six weeks ended June 26, 2019, comparable restaurant sales increased by 0.7% and 1.5%, respectively, from the comparable periods in the prior year. For company-operated restaurants, comparable restaurant sales, for the thirteen and twenty-six weeks ended June 26, 2019, increased by 0.4% and 1.0%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 3.1% increase in average check size, and a 2.7% decline in transactions and the year-to-date change in comparable restaurant sales consisted of a 3.9% increase in average check size, and a 2.9% decline in transactions. For franchised restaurants, comparable restaurant sales increased 0.9% and 2.0% for the thirteen and twenty-six weeks ended June 26, 2019, respectively.

Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 26, 2019, were as follows.

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 26, 2019	2018	2017	2016
Company-operated restaurant activity:
Beginning of period	213	212	201	186
Openings	—	8	16	18
Restaurant sale to franchisee	(11)	—	—	(1)
Closures	(2)	(7)	(5)	(2)
Restaurants at end of period	200	213	212	201
Franchised restaurant activity:
Beginning of period	271	265	259	247
Openings	2	9	7	13
Restaurant sale to franchisee	11	—	—	1
Closures	—	(3)	(1)	(2)
Restaurants at end of period	284	271	265	259
System-wide restaurant activity:
Beginning of period	484	477	460	433
Openings	2	17	23	31
Closures	(2)	(10)	(6)	(4)
Restaurants at end of period	484	484	477	460
Restaurant Remodeling
As of June 26, 2019, together with our franchisees, we had remodeled 31 company-operated and 44 franchised restaurants using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of June 26, 2019, including new builds and remodels, we had 116 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption. As of June 26, 2019, the amount of revenue deferred related to the earned points, net of redemptions, is $1.3 million. The Company had over 1.3 million loyalty program members as of June 26, 2019.
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
Key Financial Definitions
Revenue
Our revenue is derived from three primary sources: company-operated restaurant revenue, franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and franchise advertising fee revenue. See Note 10 to Item I above, for further details regarding our revenue recognition policy.
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
Franchise Expenses
Franchise expenses are primarily comprised of rent expenses incurred on properties leased by us and then sublet to franchisees, expenses incurred in support of franchisee information technology systems, and the franchisee’s portion of advertising expenses.
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

Comparison of Results of Income
Our operating results for the thirteen weeks ended June 26, 2019 and June 27, 2018, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	June 26, 2019		June 27, 2018		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$100,139	88.0	$99,627	89.2	$512	0.5
Franchise revenue	7,918	7.0	6,553	5.9	1,365	20.8
Franchise advertising fee revenue	5,683	5.0	5,453	4.9	230	4.2
Total revenue	113,740	100.0	111,633	100.0	2,107	1.9
Cost of operations
Food and paper costs(1)	27,886	27.8	28,681	28.8	(795)	(2.8)
Labor and related expenses(1)	29,272	29.2	27,856	28.0	1,416	5.1
Occupancy and other operating expenses(1)	23,032	23.0	22,913	23.0	119	0.5
Company restaurant expenses(1)	80,190	80.1	79,450	79.7	740	0.9
General and administrative expenses	9,348	8.2	12,474	11.2	(3,126)	(25.1)
Franchise expenses	7,542	6.6	6,250	5.6	1,292	20.7
Depreciation and amortization	4,454	3.9	4,344	3.9	110	2.5
Loss (gain) on disposal of assets	134	0.1	(8)	—	142	(1,775.0)
Recovery of securities lawsuits related legal expenses	(10,000)	(8.8)	(2,429)	(2.2)	(7,571)	311.7
Asset impairment and closed-store reserves	565	0.5	3,963	3.6	(3,398)	(85.7)
Loss on disposition of restaurants	927	0.8	—	—	927	NA
Total expenses	93,160	81.9	104,044	93.2	(10,884)	(10.5)
Income from operations	20,580	18.1	7,589	6.8	12,991	171.2
Interest expense, net of interest income	922	0.8	960	0.9	(38)	(4.0)
Income tax receivable agreement (income) expense	(94)	(0.1)	712	0.6	(806)	(113.2)
Income before provision for income taxes	19,752	17.4	5,917	5.3	13,835	233.8
Provision for income taxes	5,665	5.0	865	0.8	4,800	554.9
Net income	$14,087	12.4	$5,052	4.5	$9,035	178.8

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

	Twenty-Six Weeks Ended
	June 26, 2019		June 27, 2018		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$197,289	88.6	$194,180	89.3	$3,109	1.6
Franchise revenue	14,362	6.4	12,659	5.8	1,703	13.5
Franchise advertising fee revenue	11,066	5.0	10,550	4.9	516	4.9
Total revenue	222,717	100.0	217,389	100.0	5,328	2.5
Cost of operations
Food and paper costs(1)	55,038	27.9	55,916	28.8	(878)	(1.6)
Labor and related expenses(1)	58,848	29.8	55,518	28.6	3,330	6.0
Occupancy and other operating expenses(1)	46,259	23.4	44,832	23.1	1,427	3.2
Company restaurant expenses(1)	160,145	81.2	156,266	80.5	3,879	2.5
General and administrative expenses	20,696	9.3	25,676	11.8	(4,980)	(19.4)
Franchise expenses	13,686	6.1	12,082	5.6	1,604	13.3
Depreciation and amortization	9,215	4.1	8,556	3.9	659	7.7
Loss on disposal of assets	178	0.1	53	—	125	235.8
Recovery of securities lawsuits related legal expenses	(10,000)	(4.5)	(4,063)	(1.9)	(5,937)	146.1
Asset impairment and closed-store reserves	874	0.4	6,782	3.1	(5,908)	(87.1)
Loss on disposition of restaurants	5,051	2.3	—	—	5,051	NA
Total expenses	199,845	89.7	205,352	94.5	(5,507)	(2.7)
Income from operations	22,872	10.3	12,037	5.5	10,835	90.0
Interest expense, net of interest income	1,781	0.8	1,848	0.9	(67)	(3.6)
Income tax receivable agreement expense (income)	77	0.0	(206)	(0.1)	283	(137.4)
Income before provision for income taxes	21,014	9.4	10,395	4.8	10,619	102.2
Provision for income taxes	6,014	2.7	2,814	1.3	3,200	113.7
Net income	$15,000	6.7	$7,581	3.5	$7,419	97.9

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue increased $0.5 million, or 0.5%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was primarily due to an increase of $2.2 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and an increase of $0.4 million from a 0.4% increase in company-operated comparable sales. This restaurant sales increase was partially offset by the closure of seven restaurants during or subsequent to the second quarter of 2018 and the sale of eleven company-operated locations to existing franchisees. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 3.1% partially offset by a decline in transactions of 2.7%.
Year-to-date, company-operated restaurant revenue increased $3.1 million, or 1.6%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was primarily due to an increase of $5.5 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and an increase of $1.8 million from a 1.0% increase in company-operated comparable sales. This restaurant sales increase was partially offset by the closure of nine restaurants during or subsequent to the first quarter of 2018 and the sale of eleven company-operated locations to existing franchisees. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 3.9% partially offset by a decline in transactions of 2.9%.
Franchise Revenue
For the quarter, franchise revenue increased $1.4 million, or 20.8%, from the comparable period in the prior year. This increase was primarily due to higher fees received from franchised restaurants related to their use of our point-of-sales system, a franchise comparable restaurant sales increase of 0.9%, the opening of eight new franchised restaurants during or after the prior year quarter and the eleven units transferred from company-operated to franchise locations. This was partially offset by the closure of three franchise locations during the same period.

Year-to-date, franchise revenue increased $1.7 million, or 13.5%, from the comparable period in the prior year. This increase was primarily due to higher fees received from franchised restaurants related to their use of our point-of-sales system, a franchise comparable restaurant sales increase of 2.0%, the opening of eleven new franchised restaurants during or after the first quarter of the prior and the eleven units transferred from company-operated to franchise locations. This was partially offset by the closure of three franchise locations during the same period.
Franchise Advertising Fee Revenue
For the quarter, franchise advertising fee revenue increased $0.2 million, or 4.2%, from the comparable period in the prior year. This increase was primarily due to an increase in the number of franchise locations and increased franchise comparable restaurant sales.
Year-to-date, franchise advertising fee revenue increased $0.5 million, or 4.9%, from the comparable period in the prior year. This increase was primarily due to an increase in the number of franchise locations and increased franchise comparable restaurant sales.
Food and Paper Costs
For the quarter, food and paper costs decreased $0.8 million, or 2.8%, from the comparable period in the prior year, primarily due to food costs. Year-to-date, food and paper costs decreased $0.9 million, or 1.6%, from the comparable period in the prior year, due to a $1.0 million decrease in food costs, partially offset by a $0.1 million increase in paper costs. The decrease in food and paper costs, for the quarter and year-to-date periods, resulted primarily from lower company transactions.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 27.8%, down from 28.8% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 27.9%, down from 28.8% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to an increase in pricing and a favorable sales mix, partially offset by commodity inflation.
Labor and Related Expenses
For the quarter, labor and related expenses increased $1.4 million, or 5.1%, from the comparable period in the prior year. Year-to-date, labor and related expenses increased $3.3 million, or 6.0%, from the comparable period in the prior year. The increase for the quarter and year-to-date periods was due primarily to increased labor costs resulting from new restaurants opened in fiscal 2018, the impact of the wage increases in California and Los Angeles during fiscal 2018 and the first quarter of fiscal 2019 and higher workers' compensation expense due to increased claims activity, partially offset by reduction in labor by restaurants closed and sold to franchisees.
For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 29.2%, up from 28.0% in the comparable period in the prior year. Year-to-date payroll and benefit expenses as a percentage of company-operated restaurant revenue were 29.8%, up from 28.6% in the comparable period in the prior year. The increases for the quarter and year-to-date periods were due primarily to wage increases in California and Los Angeles and higher workers’ compensation expense due to increased claims activity. Partially offsetting these increases were positive impacts due to an increase in pricing.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses increased $0.1 million, or 0.5%, from the comparable period of the prior year. The increase was primarily due to a $0.2 million increase in occupancy costs, primarily related to rent expense from lease renewal inflation, a $0.2 million increase in customer order delivery fees and a $0.1 million increase in utilities costs. These increases were partially offset by a decrease in advertising fees and other operating expenses. Year-to-date, occupancy and other operating expenses increased $1.4 million, or 3.2%, from the comparable period of the prior year. The increase was primarily due to a $0.4 million increase in occupancy costs, due primarily to additional rent and property tax, a $0.4 million increase in utilities costs, $0.3 million increase in repair and maintenance costs and a $0.3 million increase in customer order delivery fees.
For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.0%, which is consistent with the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.4%, up from 23.1% in the comparable period of the prior year. The increase resulted primarily from the increases noted above, partially offset by pricing.

General and Administrative Expenses
For the quarter, general and administrative expenses decreased $3.1 million, or 25.1%, from the comparable period in the prior year. The decrease for the quarter was due primarily due to a decrease in legal expenses related primarily to a decrease in securities class action litigation costs.
Year-to-date, general and administrative expenses decreased $5.0 million, or 19.4%, from the comparable period in the prior year. The decrease for the year-to-date period was due primarily to (i) a $4.5 million decrease in legal expenses related primarily to a decrease in securities class action litigation costs and (ii) a $0.4 million decrease in restaurant pre-opening costs, (iii) a $0.3 million decrease in travel expense, (iv) a $0.2 million decrease in dead site costs related to costs incurred for potential new restaurant locations that we chose not to continue to pursue, and (v) a $0.1 million decrease in other costs. These decreases were partially offset by a $0.5 million increase in labor related costs, primarily related to an increase in estimated management bonus expenses.
For the quarter, general and administrative expenses as a percentage of total revenue were 8.2%, down from 11.2% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 9.3%, down from 11.8% in the comparable period of the prior year. The percentage decrease is primarily due to the cost decreases discussed above.
Recovery of Securities Class Action Legal Expense
During the thirteen and twenty-six weeks ended June 26, 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. During the thirteen and twenty-six weeks ended June 27, 2018, we received insurance proceeds of $2.4 million and $4.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.
Loss on Disposition of Restaurants
During the thirteen and twenty-six weeks ended June 26, 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. We determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties and lease payments. We also considered the future lease payments in allocating the initial cash consideration received. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. We initially defer and subsequently recognize the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.
These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $0.9 million and $5.1 million for the thirteen and twenty-six weeks ended June 26, 2019, respectively. These restaurants are included in the total number of franchised El Pollo Loco restaurants.
Asset Impairment and Closed-Store Reserves
During each of the thirteen and twenty-six weeks ended June 27, 2018, we recorded a non-cash impairment charge of $0.2 million, primarily related to the carrying value of one restaurant in California. We recorded a non-cash impairment charge of $1.7 million for each of the thirteen and twenty-six weeks ended June 27, 2018, primarily related to the carrying value of the assets of one restaurant in Arizona. Given the difficulty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis.
During the thirteen weeks ended June 27, 2018, we closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017. During the twenty-six weeks ended June 27, 2018, we closed four restaurants in Texas, all of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in closed-store reserve expense of $2.3 million and $5.1 million for the thirteen and twenty-six weeks ended June 27, 2018, respectively.

Subsequent to the adoption of Topic 842, the Company no longer recognizes a closed-store reserve when the Company closes a restaurant, as there is already a lease liability on its books related to the future lease payments. Rather, when a restaurant is closed, the Company will evaluate the ROU Asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU Asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. During the thirteen and twenty-six weeks ended June 26, 2019, the Company closed one restaurant in California and one in Texas and recognized $0.3 million and $0.6 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU Assets for closed stores.
Interest Expense, Net
For the quarter, interest expense, net was consistent with the prior period.
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 26, 2019 we recorded income tax receivable agreement income of $0.1 million and income tax agreement expense of $0.1 million, respectively, and for the thirteen and twenty-six weeks ended June 27, 2018, we recorded income tax receivable agreement expense of $0.7 million and income tax receivable agreement income of $0.2 million, respectively.
Provision for Income Taxes
For the quarter ended June 26, 2019, we recorded an income tax provision of $5.7 million, reflecting an estimated effective tax rate of 28.7%. For the quarter ended June 27, 2018, we recorded an income tax provision of $0.9 million, reflecting an estimated effective tax rate of approximately 14.6%. Year-to-date ended June 26, 2019, we recorded an income tax provision of $6.0 million, reflecting an estimated effective tax rate of approximately 28.6%. Year-to-date ended June 27, 2018 we recorded an income tax provision of $2.8 million, reflecting an estimated effective tax rate of approximately 27.1%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 28.6% for the year-to-date ended June 26, 2019 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the Company’s valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction, non-deductible executive compensation and changes to total expected TRA payments due to changes in future forecasted taxable income.
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
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 26, 2019 and June 27, 2018, there were 459 and 447 comparable restaurants, 199 and 194 company-operated and 260 and 253 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
Restaurant contribution:
Income from operations	$20,580	$7,589	$22,872	$12,037
Add (less):
General and administrative expenses	9,348	12,474	20,696	25,676
Franchise expenses	7,542	6,250	13,686	12,082
Depreciation and amortization	4,454	4,344	9,215	8,556
Loss (gain) on disposal of assets	134	(8)	178	53
Franchise revenue	(7,918)	(6,553)	(14,362)	(12,659)
Franchise advertising fee revenue	(5,683)	(5,453)	(11,066)	(10,550)
Recovery of securities lawsuits related legal expenses	(10,000)	(2,429)	(10,000)	(4,063)
Asset impairment and closed-store reserves	565	3,963	874	6,782
Loss on sale of restaurants	927	—	5,051	—
Restaurant contribution	$19,949	$20,177	$37,144	$37,914

Company-operated restaurant revenue:
Total revenue	$113,740	$111,633	$222,717	$217,389
Less:
Franchise revenue	(7,918)	(6,553)	(14,362)	(12,659)
Franchise advertising fee revenue	(5,683)	(5,453)	(11,066)	(10,550)
Company-operated restaurant revenue	$100,139	$99,627	$197,289	$194,180

Restaurant contribution margin (%)	19.9%	20.3%	18.8%	19.5%
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
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 26, 2019	June 27, 2018	June 26, 2019	June 27, 2018
Net income	$14,087	$5,052	$15,000	$7,581
Non-GAAP adjustments:
Provision (benefit) for income taxes	5,665	865	6,014	2,814
Interest expense, net of interest income	922	960	1,781	1,848
Depreciation and amortization	4,454	4,344	9,215	8,556
EBITDA	$25,128	$11,221	$32,010	$20,799
Stock-based compensation expense (a)	641	298	1,129	443
Loss (gain) on disposal of assets (b)	134	(8)	178	53
Recovery of securities lawsuits related legal expense (c)	(10,000)	(2,429)	(10,000)	(4,063)
Asset impairment and closed-store reserves (recovery) (d)	565	3,963	874	6,782
Loss on disposition of restaurants (e)	927	—	5,051	—
Income tax receivable agreement (income) expense (f)	(94)	712	77	(206)
Securities class action legal expense (g)	491	3,169	2,630	6,873
Pre-opening costs (h)	35	211	35	423
Executive transition costs (i)	63	373	100	1,019
Adjusted EBITDA	$17,890	$17,510	$32,084	$32,123

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
During the thirteen and twenty-six weeks ended June 26, 2019 we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit and during the thirteen and twenty-six weeks ended June 27, 2018, we received insurance proceeds of $2.4 million and $4.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.

(d)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen and twenty-six weeks ended June 27, 2018 we recorded a non-cash impairment charge of $0.2 million, primarily related to the carrying value of one restaurant in California. We recorded a non-cash impairment charge of $1.7 million for each of the thirteen and twenty-six weeks ended June 27, 2018, primarily related to the carrying value of the assets of one restaurant in Arizona.

During the thirteen and twenty-six weeks ended June 26, 2019, the Company recognized $0.3 million and $0.6 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU Assets for closed stores. During the thirteen weeks ended June 27, 2018, we closed two restaurants in Texas, both of which were previously impaired during the third quarter of 2017. During the twenty-six weeks ended June 27, 2018, we closed four restaurants in Texas, all of which were previously impaired during the third quarter of 2017, and decided not to move forward with the development of a third location in Texas. This resulted in closed-store reserve expense of $2.3 million and $5.1 million for the thirteen and twenty-six weeks ended June 27, 2018, respectively.

(e)
During the thirteen and twenty-six weeks ended June 26, 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $0.9 million and $5.1 million, respectively. These restaurants are now included in our franchised restaurant totals.

(f)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 26, 2019 and June 27, 2018, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

(g)	Consists of costs related to the defense of securities lawsuits. See "Note 7, Commitments and Contingencies, Legal Matters."

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
The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 26, 2019	June 27, 2018
Net cash provided by (used in)
Operating activities	$12,859	$25,630
Investing activities	(1,128)	(13,952)
Financing activities	(7,419)	(7,143)
Net decrease in cash	$4,312	$4,535

Operating Activities
For the twenty-six weeks ended June 26, 2019, net cash provided by operating activities decreased by approximately $12.8 million from the comparable periods of the prior year. This was due primarily due to a $10.0 million payment, net of insurance reimbursements, related to our securities litigation settlement (see Note 7) and less favorable working capital fluctuations in the current period.

Investing Activities
For the twenty-six weeks ended June 26, 2019, net cash used in investing activities decreased by $12.8 million from the comparable period of the prior year. This was due primarily to opening no new company restaurants and completing three remodels in the twenty-six weeks ended June 26, 2019 compared to three new company restaurants and six completed remodels in the twenty-six weeks ended June 27, 2018, and cash proceeds of $4.8 million received related to the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee.
For the year ending December 25, 2019, we expect to incur capital expenditures of $12.0 million to $15.0 million, consisting of $4.0 to $7.0 million related to new restaurants, $2.0 million related to the remodeling of existing restaurants, and $6.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities
For the twenty-six weeks ended June 26, 2019, net cash used in financing activities increased by $0.3 million from the comparable period of the prior year. This was due primarily to an $18.2 million increase in cash outflow related to stock buybacks in the current period and net stock activity of $0.1 million. This was partially offset by an increase in net borrowings of $18.0 million on the revolving debt facilities during the twenty-six weeks ended June 26, 2019 compared to the twenty-six weeks ended June 27, 2018.
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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.90% to 6.00% for each of the thirteen and twenty-six weeks ended June 26, 2019, respectively, and 3.60% to 3.70% and 3.30% to 3.70% for the thirteen and twenty-six weeks ended June 27, 2018, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of June 26, 2019.

At June 26, 2019, $8.5 million of letters of credit and $85.0 million of the 2018 Revolver were outstanding. The amount available under the 2018 Revolver was $56.5 million at June 26, 2019.

Contractual Obligations
Our contractual commitments outstanding on June 26, 2019, have not changed materially since our annual report on Form 10-K for the year ended December 26, 2018. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.
Off-Balance Sheet and Other Arrangements
As of June 26, 2019 and December 26, 2018, we were using $8.5 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest at USD LIBOR plus a margin between 1.25% and 2.25%. As of June 26, 2019, we had outstanding borrowings of $85.0 million and another $8.5 million of letters of credit in support of our insurance programs. A 1.0% increase in the effective interest rate applied to these borrowings would result in a pre-tax interest expense increase of $0.9 million on an annualized basis.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes the Company’s purchases of common stock under the 2018 Stock Repurchase Program (as defined below) in the quarterly period ended June 26, 2019 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
March 28, 2019 to April 24, 2019	282,371	$12.60	282,371	$12,079
April 25, 2019 to May 22, 2019	363,543	$11.78	363,543	$7,795
May 23, 2019 to June 26, 2019	657,368	$10.80	657,368	$693
Total	1,303,282		1,303,282

On August 2, 2018, the Company announced that the Board of Directors had authorized a stock repurchase program. The Company entered into a stock repurchase plan pursuant to Rule 10b5-1 of the Exchange Act on August 28, 2018 (the "2018 Stock Repurchase Plan"), which allowed the repurchase of up to $20.0 million of the Company’s common stock. The 2018 Stock Repurchase Plan commenced purchases on November 6, 2018 and terminated on June 26, 2019.

On April 30, 2019, as part of the Company’s focus on shareholder returns, the Board of Directors approved a new stock repurchase program. The Company entered into a stock repurchase plan pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended, May 17, 2019 (the “2019 Stock Repurchase Plan”), which allowed for the repurchase up to $30.0 million of the Company’s outstanding common stock. The 2019 Stock Repurchase Program commenced purchases on June 27, 2019, and will terminate on March 25, 2020, if not terminated sooner by other provisions of the 2019 Stock Repurchase Program, and may also be suspended or terminated at any time upon prior notice.
Under the 2019 Stock Repurchase Program, the Company may repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases and/or through privately negotiated transactions.
Additionally, as discussed above in (i) Part I, Item 1, "Note 1. Basis of Presentation”, and (ii) Part I, Item 2, “Liquidity and Capital Resources - Debt and Other Obligations”, our 2018 Revolver limits the payment of dividends.
Item 3. Defaults of Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556

10.1	Employment Agreement between Miguel Lozano and El Pollo Loco, Inc.		10-Q	3/27/2019	10.31	5/3/2019	001-36556

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

El Pollo Loco Holdings, Inc.
(Registrant)

August 2, 2019	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer

August 2, 2019	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer