Form 10-Q
period 2019-09-25
El Pollo Loco Holdings, Inc.
filed 2019-11-01
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 25, 2019, there were 34,882,844 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	September 25, 2019	December 26, 2018
Assets
Current assets:
Cash and cash equivalents	$12,069	$6,969
Accounts and other receivables, net	10,857	9,599
Inventories	2,085	2,479
Prepaid expenses and other current assets	2,123	2,998
Total current assets	27,134	22,045
Property and equipment owned, net	93,364	104,145
Property held under finance leases, net	5	16
Property held under operating leases, net ("ROU Asset")	198,659	—
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other intangible assets, net	—	280
Deferred tax assets	4,305	11,709
Other assets	1,399	1,469
Total assets	$635,428	$450,226
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under finance leases	$32	$68
Current portion of obligations under operating leases	17,904	—
Accounts payable	9,811	9,564
Accrued salaries and vacation	9,833	7,574
Accrued insurance	8,939	7,076
Accrued income taxes payable	174	71
Accrued interest	364	149
Current portion of income tax receivable agreement payable	5,708	6,637
Other accrued expenses and current liabilities	27,594	51,764
Total current liabilities	80,359	82,903
Revolver loan	101,000	74,000
Obligations under finance leases, net of current portion	92	116
Obligations under operating leases, net of current portion	198,849	—
Deferred taxes	1,216	—
Other intangible liabilities, net	—	642
Income tax receivable agreement payable, net of current portion	8,114	7,305
Other noncurrent liabilities	5,784	20,024
Total liabilities	395,414	184,990
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 34,893,716 and 39,004,451 shares issued and outstanding	349	390
Additional paid-in-capital	329,047	375,734
Accumulated deficit	(89,486)	(110,888)
Accumulated other comprehensive income	104	—
Total stockholders' equity	240,014	265,236
Total liabilities and stockholders' equity	$635,428	$450,226

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
Revenue
Company-operated restaurant revenue	$99,052	$100,024	$296,341	$294,204
Franchise revenue	7,273	6,665	21,635	19,324
Franchise advertising fee revenue	5,742	5,489	16,808	16,039
Total revenue	112,067	112,178	334,784	329,567
Cost of operations
Food and paper cost	27,512	28,349	82,550	84,265
Labor and related expenses	29,292	29,164	88,140	84,682
Occupancy and other operating expenses	23,844	24,187	70,103	69,019
Company restaurant expenses	80,648	81,700	240,793	237,966
General and administrative expenses	9,539	12,186	30,235	37,862
Franchise expenses	7,006	6,342	20,692	18,424
Depreciation and amortization	4,343	4,507	13,558	13,063
Loss on disposal of assets	35	140	213	193
Recovery of securities lawsuits related legal expenses	—	(2,036)	(10,000)	(6,099)
Asset impairment and closed-store reserves	367	(153)	1,241	6,629
Loss on disposition of restaurants	11	—	5,062	—
Total expenses	101,949	102,686	301,794	308,038
Income from operations	10,118	9,492	32,990	21,529
Interest expense, net	973	840	2,754	2,688
Income tax receivable agreement income	(197)	(571)	(120)	(777)
Income before provision for income taxes	9,342	9,223	30,356	19,618
Provision for income taxes	2,940	2,388	8,954	5,202
Net income	$6,402	$6,835	$21,402	$14,416
Net income per share
Basic	$0.18	$0.18	$0.57	$0.37
Diluted	$0.18	$0.17	$0.56	$0.37
Weighted-average shares used in computing net income per share
Basic	35,859,502	38,602,658	37,484,372	38,516,792
Diluted	36,397,368	39,205,090	38,173,097	39,102,130

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
Net income	$6,402	$6,835	$21,402	$14,416
Other comprehensive income
Changes in derivative instruments
Unrealized gains arising during the period from interest rate swap	171	—	171	—
Reclassifications of gains into net income	(29)	—	(29)	—
Income tax	(38)	—	(38)	—
Other comprehensive income, net of taxes	104	—	104	—
Comprehensive income	$6,506	$6,835	$21,506	$14,416

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

Thirteen Weeks Ended September 25, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, June 26, 2019	37,732,948	$377	$358,335	$(95,888)	$—	$262,824
Stock-based compensation	—	—	668	—	—	668
Shares repurchased for employee tax withholdings	(4,176)	—	(46)	—	—	(46)
Forfeiture of common stock related to restricted shares	(9,160)	—	—	—	—	—
Repurchase of common stock	(2,825,896)	(28)	(29,910)	—	—	(29,938)
Other comprehensive income, net of tax	—	—	—	—	104	104
Net income	—	—	—	6,402	—	6,402
Balance, September 25, 2019	34,893,716	$349	$329,047	$(89,486)	$104	$240,014

Thirteen Weeks Ended September 26, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, June 27, 2018	38,608,810	$387	$374,081	$(94,340)	$—	$280,128
Stock-based compensation	—	—	377	—	—	377
Issuance of common stock related to restricted shares	211,060	2	1,707	—	—	1,709
Issuance of common stock upon exercise of stock options	249,091	2	(2)	—	—	—
Shares repurchased for employee tax withholdings	736	—	—	—	—	—
Forfeiture of common stock related to restricted shares	(2,961)	—	—	—	—	—
Net income	—	—	—	6,835	—	6,835
Balance, September 26, 2018	39,066,736	$391	$376,163	$(87,505)	$—	$289,049

Thirty-Nine Weeks Ended September 25, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 26, 2018	39,009,451	$390	$375,734	$(110,888)	$—	$265,236
Stock-based compensation	—	—	1,797	—	—	1,797
Issuance of common stock related to restricted shares, net	292,211	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	6,709	—	34	—	—	34
Shares repurchased for employee tax withholdings	(29,923)	(1)	(294)	—	—	(295)
Repurchase of common stock	(4,384,732)	(43)	(48,221)	—	—	(48,264)
Other comprehensive income, net of tax	—	—	—	—	104	104
Net income	—	—	—	21,402	—	21,402
Balance, September 25, 2019	34,893,716	$349	$329,047	$(89,486)	$104	$240,014

Thirty-Nine Weeks Ended September 26, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 27, 2017	38,661,850	$387	$372,990	$(98,427)	$—	$274,950
Cumulative effect of accounting change (See Note 10)	—	—	—	(3,494)	—	(3,494)
Stock-based compensation	—	—	1,547	—	—	1,547
Issuance of common stock related to restricted shares	211,060	2	1,707	—	—	1,709
Issuance of common stock upon exercise of stock options	249,091	2	(2)	—	—	—
Shares repurchased for employee tax withholdings	(7,730)	—	(79)	—	—	(79)
Forfeiture of common stock related to restricted shares	(47,535)	—	—	—	—	—
Net income	—	—	—	14,416	—	14,416
Balance, September 26, 2018	39,066,736	$391	$376,163	$(87,505)	$—	$289,049

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 25, 2019	September 26, 2018
Cash flows from operating activities:
Net income	$21,402	$14,416
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	13,558	13,063
Stock-based compensation expense	1,797	1,547
Income tax receivable agreement income	(120)	(777)
Loss on disposition of restaurants	5,062	—
Loss on disposal of assets	213	193
Impairment of property and equipment	283	1,791
Closed-store reserve expense	—	4,838
Amortization of deferred financing costs	189	217
Amortization of favorable and unfavorable leases, net	(362)	(37)
Deferred income taxes, net	8,583	3,825
Changes in operating assets and liabilities:
Accounts and other receivables, net	(1,257)	(1,675)
Inventories	261	46
Prepaid expenses and other current assets	868	229
Other assets	(118)	113
Accounts payable	(1,657)	(2,206)
Accrued salaries and vacation	2,259	2,560
Accrued insurance	1,863	895
Income taxes payable	102	(33)
Other accrued expenses and liabilities	(21,031)	2,596
Net cash flows provided by operating activities	31,895	41,601
Cash flows from investing activities:
Proceeds from disposition of restaurants	4,770	—
Purchase of property and equipment	(10,848)	(20,711)
Net cash flows used in investing activities	(6,078)	(20,711)
Cash flows from financing activities:
Minimum tax withholdings related to net share settlements	(341)	(79)
Payments on revolver and swingline loan	(15,000)	(29,000)
Borrowings on revolver and swingline loan	42,000	6,307
Deferred financing costs on revolver loan		(138)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	80	1,710
Payment of obligations under finance leases	(61)	(98)
Stock buybacks	(47,395)	—
Net cash flows used in financing activities	(20,717)	(21,298)
Increase (decrease) in cash and cash equivalents	5,100	(408)
Cash and cash equivalents, beginning of period	6,969	8,550
Cash and cash equivalents, end of period	$12,069	$8,142

	Thirty-Nine Weeks Ended
Supplemental cash flow information	September 25, 2019	September 26, 2018
Cash paid during the period for interest	$2,400	$2,623
Cash paid during the period for income taxes	$268	$125
Unpaid purchases of property and equipment	$2,577	$1,449
Unpaid stock buybacks	$1,004	$—

Schedule of Non-cash Transactions
Borrowing on Revolver for Financing Fees	$—	$693

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 25, 2019, the Company operated 201 and franchised 284 El Pollo Loco restaurants.
On August 2, 2018, the Company announced that the Board of Directors had authorized a stock repurchase program. The Company entered into a stock repurchase plan on August 28, 2018 (the “2018 Stock Repurchase Plan”), which allowed for the repurchase of up to $20.0 million of the Company’s common stock. The 2018 Stock Repurchase Plan commenced on November 6, 2018 and terminated on June 26, 2019.
On April 30, 2019, as part of the Company’s focus on stockholder returns, the Board of Directors approved a new stock repurchase program. The Company entered into a stock repurchase plan May 17, 2019 (the “2019 Stock Repurchase Plan”), which allowed for the repurchase up to $30.0 million of the Company's common stock. The 2019 Stock Repurchase Plan commenced on June 27, 2019, and will terminate on March 25, 2020, if not exhausted or terminated sooner pursuant to the provisions of the 2019 Stock Repurchase Plan.
Under the 2019 Stock Repurchase Plan, the Company may repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions.
For the thirteen weeks ended September 25, 2019, the Company repurchased 2,825,896 shares of common stock under the 2019 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $29.9 million. For the thirty-nine weeks ended September 25, 2019, the Company repurchased 1,558,836 shares of common stock under the 2018 Stock Repurchase Plan and 2,825,896 shares of common stock under the 2019 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $48.3 million. The common stock repurchased under both the 2018 Stock Repurchase Plan and the 2019 Stock Repurchase Plan was retired upon repurchase.
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
Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2018 Revolver (as defined below) on a full and unconditional basis (see Note 4), and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively, subject to the terms of the 2018 Revolver.

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
Liquidity
The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations and working capital and general corporate needs. At September 25, 2019, the Company’s total debt was $101.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $12.1 million at September 25, 2019, and available borrowings under the 2018 Revolver (see Note 4) will be adequate to meet the Company’s liquidity needs for the next twelve months from the filing of these condensed consolidated financial statements.

Recovery of Securities Class Action Legal Expense
During the thirty-nine weeks ended September 25, 2019, the Company received insurance proceeds of $10.0 million related to the settlement of a securities class action lawsuit. During the thirteen and thirty-nine weeks ended September 26, 2018, the Company received insurance proceeds of $2.0 million and $6.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.

Loss on Disposition of Restaurants
During the thirty-nine weeks ended September 25, 2019, the Company completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. The Company has determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties and lease payments. The Company considered the future lease payments in allocating the initial cash consideration received. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.
These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the thirty-nine weeks ended September 25, 2019. These restaurants are now included in the total number of franchised El Pollo Loco restaurants.
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

In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging," which refines and expands existing hedge accounting guidance. The Company adopted ASU 2017-12 as of December 27, 2019. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.

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
Subsequent Events
Subsequent to September 25, 2019, the Company completed the sale of five company-operated restaurants within the Dallas area to an existing franchisee. This sale did not result in any cash proceeds or gain or loss on sale of restaurants, as the fixed assets of all five locations were fully impaired in prior periods. Additionally, the Company closed one restaurant in Texas, which is expected to result in closed-store reserve expense of $0.8 million.
The Company evaluated subsequent events that have occurred after September 25, 2019, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had two suppliers for which amounts due totaled 14.6% and 10.2% of the Company’s accounts payable at September 25, 2019. As of December 26, 2018, the Company had one supplier for which amounts due totaled 36.0% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 29.0% and 28.9% of total expenses for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and 29.4% and 28.8% of total expenses for the thirteen and thirty-nine weeks ended September 26, 2018, respectively.
Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.5% and 70.0% of total revenue for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and 69.3% and 69.0% for the thirteen and thirty-nine weeks ended September 26, 2018.
Revenue Recognition
In the first quarter of 2018 the Company implemented Topic 606 "Revenue from Contracts with Customers". Revenue is measured based on a consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Topic 606 defines a five-step process to achieve this core principle. Refer to Note 10, “Revenue From Contracts With Customers” for further details on the Company’s revenue recognition policy.
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
Upon the sale or closure of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company determined there was no decrement of goodwill related to the disposition of restaurants during the thirty-nine weeks ended September 25, 2019.
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
The Company did not identify any indicators of potential impairment of its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 25, 2019 or September 26, 2018, and therefore did not record any impairment during the respective periods.
Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

•	Level 1: Quoted prices for identical instruments in active markets.

•
Level 2: Observable prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

•	Level 3: Unobservable inputs used when little or no market data is available.
During the thirteen and thirty-nine weeks ended September 25, 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company's counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See Note 4 for further discussion regarding our interest rate swaps. The following table presents fair value for the interest rate swap at September 25, 2019 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other assets - Interest rate swap	$171	$—	$171	$—
The Company had no assets or liabilities required to be measured at fair value on a recurring basis as of December 26, 2018 or any prior interim period.

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 25, 2019, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets." Amounts in the table below are presented in thousands.

		Fair Value Measurements at September 25, 2019 Using			Thirteen Weeks Ended September 25, 2019	Thirty-Nine Weeks Ended September 25, 2019
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$56	$283

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and thirty-nine weeks ended September 26, 2018, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets." Amounts in the table below are presented in thousands.

		Fair Value Measurements at June 27,2018 Using			Thirteen Weeks Ended September 26, 2018	Thirty-Nine Weeks Ended September 26, 2018
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Property and equipment owned, net	$—	$—	$—	$—	$84	$1,791
Impairment of Long-Lived Assets
The Company reviews its long-lived assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the estimates and assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of the analysis, the Company recorded a non-cash impairment charge of $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, primarily related to the carrying value of the assets of one restaurant in California. The Company recorded a non-cash impairment charge of $0.1 million and $1.8 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, primarily related to the carrying value of the assets of one restaurant in Arizona. Given the difficulty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves
Prior to the adoption of Topic 842 “Leases,” when the Company closed a restaurant, it reviewed the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and recorded a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. The estimates of future closed-store reserves were re-evaluated and adjusted each period based on information available as of the period. In addition, an impairment charge was recognized for any remaining carrying value of certain restaurant assets. During the thirteen weeks ended September 26, 2018, the Company closed one restaurant in California and one restaurant in Arizona. During the thirty-nine weeks ended September 26, 2018, the Company closed six restaurants, including four locations in Texas, one in California and one in Arizona, and decided not to move forward with the development of a third location in Texas.  All four Texas locations were previously impaired during the third quarter of 2017. This resulted in a closed-store reserve recovery expense of $0.2 million for the thirteen weeks ended September 26, 2018 and $4.8 million for the thirty-nine weeks ended September 26, 2018.
Subsequent to the adoption of Topic 842, the Company no longer recognizes a closed-store reserve when the Company closes a restaurant, as a lease liability related to the future lease payments is already recognized. Rather, when a restaurant is closed, the Company will evaluate the ROU Asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU Asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. During the thirty-nine weeks ended September 25, 2019, the Company closed one restaurant in California and one in Texas and recognized $0.3 million and $1.0 million of closed-store reserve expense for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, primarily related to the amortization of ROU Assets for the two closed stores.
Derivative Financial Instruments
The Company uses an interest rate swap, a derivative instrument, to hedge interest rate risk and are not used for trading purposes. The derivative contract is entered into with financial institutions.
The Company records the derivative instrument on its condensed consolidated balance sheet at fair value. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassed to earnings immediately.

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of September 25, 2019, the counterparty to the Company's interest rate swap has performed in accordance with their contractual obligation.
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
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 25, 2019 or at December 26, 2018, and did not recognize interest or penalties during the thirteen or thirty-nine weeks ended September 25, 2019 or September 26, 2018, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
On July 30, 2014, the Company entered into the income tax receivable agreement (the "TRA"), which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 25, 2019, the Company recorded income tax receivable agreement income of $0.2 million and $0.1 million, respectively, and for the thirteen and thirty-nine weeks ended September 26, 2018, we recorded income tax receivable agreement income of $0.6 million and $0.8 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

Changes in Accounting Policies
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
The Company adopted Topic 842 with a date of initial application of December 27, 2018. As a result, the Company has changed its accounting policy for leases as detailed below.
The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others, the majority of which are operating leases. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842. As of the date of adoption, the Company recognized a ROU Asset and lease liability equal to the present value of these leases within its consolidated balance sheet for any leases with terms longer than 12 months. The Company also has three finance leases, subleases facilities to certain franchises and is the lessor for certain property, facilities and equipment owned by the Company. The adoption of Topic 842 did not have an impact on our current accounting policies for these items. Furthermore, the adoption of this standard did not have any impact on the Company’s consolidated statement of operations or the consolidated statement of cash flows.
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

Additionally, the Company elected to apply the package of practical expedients, which allowed for carryforwards of 1) historical lease classifications, 2) determination of whether a contract contains a lease under the new definition of a lease and 3) whether previously capitalized initial direct costs qualify for capitalization. See Note 11, "Leases," for further details.

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 25, 2019	December 26, 2018
Land	$12,323	$12,323
Buildings and improvements	149,474	156,806
Other property and equipment	75,416	76,061
Construction in progress	6,227	2,989
	243,440	248,179
Less: accumulated depreciation and amortization	(150,076)	(144,034)
	$93,364	$104,145

Depreciation expense was $4.3 million and $4.5 million for the thirteen weeks ended September 25, 2019 and September 26, 2018, respectively, and $13.6 million and $13.1 million for the thirty-nine weeks ended September 25, 2019 and September 26, 2018, respectively.

Based on the Company's review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and $0.1 million and $1.8 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively.

3. STOCK-BASED COMPENSATION

At September 25, 2019, options to purchase 2,302,225 shares of common stock were outstanding, including 1,746,164 vested and 556,061 unvested. Unvested options vest over time; however, upon a change in control, the board may accelerate vesting. At September 25, 2019, 1,381,010 premium options, options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of September 25, 2019 and changes during the thirty-nine weeks ended September 25, 2019 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - December 26, 2018	2,102,404	$7.68
Grants	320,536	11.47
Exercised	(6,709)	11.94
Forfeited, cancelled or expired	(114,006)	13.35
Outstanding - September 25, 2019	2,302,225	$7.91
Vested and expected to vest at September 25, 2019	2,289,725	$7.90
Exercisable at September 25, 2019	1,746,164	$6.81

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black‑Scholes option-pricing model with the following weighted average assumptions:

	Thirty-Nine Weeks Ended September 25, 2019	Thirty-Nine Weeks Ended September 26, 2018
Expected volatility	28.7%	28.4%
Risk-free interest rate	2.3%	2.9%
Expected term (years)	6.25	6.25
Expected dividends	—	—

At September 25, 2019, the Company had total unrecognized compensation expense of $1.9 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.17 years.

A summary of restricted share activity as of September 25, 2019 and changes during the thirty-nine weeks ended September 25, 2019 is as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 26, 2018	490,700	$10.91
Granted	285,996	$11.47
Released	(142,861)	$10.61
Forfeited, cancelled, or expired	(53,882)	$11.81
Unvested shares at September 25, 2019	579,953	$11.17
Unvested shares at September 25, 2019, included 455,230 unvested restricted shares, 36,058 unvested performance stock units and 88,665 unvested restricted units.
At September 25, 2019, the Company had unrecognized compensation expense of $4.8 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 3.00 years, unrecognized compensation expense of

$0.1 million related to performance stock units, which it expects to recognize over a weighted-average period of 3.62 years and unrecognized compensation expense of $0.9 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 2.76 years.
Total stock-based compensation expense was $0.7 million and $1.8 million for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and $0.4 million and $1.5 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively.

4. LONG-TERM DEBT
On July 13, 2018, the Company refinanced a credit agreement with Bank of America, N.A., initially entered into on December 11, 2014 (the “2014 Revolver”), pursuant to a credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, and the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.
Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.65% to 3.90% and 3.65% to 6.00% for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and 3.57% to 3.84% and 3.30% to 3.84% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 25, 2019.
At September 25, 2019, $8.5 million of letters of credit and $101.0 million in borrowings under the 2018 Revolver were outstanding. The amount available under the 2018 Revolver was $40.5 million at September 25, 2019.
Maturities
During the thirteen and thirty-nine weeks ended September 25, 2019, the Company borrowed $16.0 million and $27.0 million, respectively, net of pay downs of $15.0 million during the thirty-nine week period, on the Company’s 2018 Revolver, primarily to fund settlement payments. See Note 7 for further details regarding the settlement payments. During the thirteen and thirty-nine weeks ended September 26, 2018, the Company elected to pay down $10.0 million and $23.0 million, net of new borrowings of $6.0 million during the thirty-nine week period, of outstanding borrowings on the Company’s 2014 Revolver, respectively. There are no required principal payments prior to maturity for the 2018 Revolver.
Interest Rate Swap
During the thirteen and thirty-nine weeks ended September 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap is to reduce its exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments are converted to a fixed rate of 2.81%. The interest rate swap is designated as a cash flow hedge, as the changes in the future cash flows of the swap are expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with Accounting Standards Committee ("ASC") 815. There were no interest rate swaps outstanding as of December 26, 2018.

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.
For the thirteen and thirty-nine weeks ended September 25, 2019, the swap was a highly effective cash flow hedge.

As of September 25, 2019, the estimated net gain included in AOCI related to the Company's cash flow hedge that will be reclassified into earnings in the next 12 months is $0.3 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company's cash flow hedge accounting on the condensed consolidated balance sheet (in thousands):

	September 25, 2019
	Notional	Fair value
Other Assets - Interest rate swap	40,000	171

The following table summarizes the effect of the Company's cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
Interest expense on hedged portion of debt	122	—	122	—
Interest income on interest rate swap	(29)	—	(29)	—
Interest expense on debt and derivatives, net	$93	$—	$93	$—

The following table summarizes the effect of the Company's cash flow hedge accounting on AOCI for the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018 (in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	Gain Recognized in OCI		(Gain) Reclassified from AOCI into Interest expense		Gain Recognized in OCI		(Gain) Reclassified from AOCI into Interest expense
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
Interest rate swap	$171	—	$(29)	—	$171	—	$(29)	—

See Note 1 for the fair value of our derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	September 25, 2019	December 26, 2018
Accrued sales and property taxes	$5,657	$5,016
Gift card liability	2,322	2,512
Accrued legal settlements and professional fees	16,569	38,639
Other (1)	3,046	5,597
Total other accrued expenses and current liabilities	$27,594	$51,764

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

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	September 25, 2019	December 26, 2018
Deferred rent (1)	$—	$10,660
Deferred franchise and development fees	5,717	5,224
Other (2)	67	4,140
Total other noncurrent liabilities	$5,784	$20,024

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

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) (the “Olvera Action”) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The parties reached a settlement in principle on January 24, 2019 of all claims brought on behalf of approximately 32,000 putative class members in the Olvera Action, as well as all claims for failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001) (the “Perez Action”), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719 (the “Vega Action”), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867) (the “Gonzalez Action”) and codified such settlement on April 26, 2019. The settlement reached in the Olvera Action, Perez Action, Vega Action, and Gonzalez Action resolves all potential claims from April 12, 2010 through April 1, 2019 that the Company’s California based restaurant employees may have against El Pollo Loco for the failure to pay all compensation owed, failure to pay overtime compensation, failure to provide meal periods and rest breaks and failure to provide itemized wage statements, among other wage and hour related claims. It is anticipated that the settlement will be approved by the Court in the first quarter of 2020. A $16.3 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company fully expects to have to defend against similar lawsuits in the future.
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
On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations in the action and are negotiating the terms of a Stipulation of Settlement.  On January 24, 2019, the Court ordered that all proceedings in the action be stayed until April 3, 2019, on or before which the parties were to file a Stipulation of Settlement and a motion for preliminary approval of the settlement. On April 3, 2019, Plaintiffs filed the Stipulation of Settlement and a Motion for Preliminary Approval of the
Settlement. On May 13, 2019, the Court granted preliminary approval of the settlement. On July 17, 2019, Plaintiffs filed the Motion for Final Approval of Class Action Settlement and Approval of Plan of Allocation and the Motion for an Award of Attorneys’ Fees and Expenses and Awards to Lead Plaintiffs Pursuant to 15 U.S.C. §78u-4(a)(4), which was granted by the Court on August 26, 2019. A $20.0 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018 and all settlement payments were made during the thirty-nine weeks ended September 25, 2019
On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C., under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The parties have stipulated to, which the court has ordered, a stay of these proceedings pending the outcome of Turocy v. El Pollo Loco Holdings, Inc., discussed above. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery. The Diep action is also purportedly brought on behalf of Holdings, names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.
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
On August 16, 2018, the Company filed a motion challenging the verdicts and a motion for new trial (both the liability phase and damages phase) and on September 2, 2018, the court denied those motions. On August 27, 2018, the Company filed a notice of appeal as to the entire judgment, and on October 5, 2018, the Company filed a second notice of appeal challenging the court’s denial of the post-trial motions. On September 5, 2018, we filed a motion to strike several of the costs of suit requested by the Plaintiffs, and on September 28, 2018, the Plaintiffs filed a motion for an award of attorneys’ fees. The court ruled on these motions on October 30, 2018, reducing many of the costs requested by the Plaintiffs and awarding $1,391,703 to the Plaintiffs for attorneys’ fees. We filed a notice of appeal relating to the trial court’s order relating to our motion to strike the costs and the Plaintiff’s motion for attorneys’ fees on November 6, 2018. The Company also filed motions to stay the injunctive part of the judgment pending the appeal, but both the trial court and the California Court of Appeal denied those motions. We filed a petition for review of these denials with the California Supreme Court, but the California Supreme Court denied our petition for review on November 14, 2018. The Company disputes liability and has filed an appeal of the trial court's judgment. The appeal on the merits is currently pending, with appellant’s opening brief due December 2, 2019. Briefing on the merits has not yet occurred in the appellate court. Based on the assessment by Management, together with our legal trial and appellate counsel, the Company believes that the loss is currently not probable under ASC 450 and as of September 25, 2019, no accrual has been made with regard to the verdict.
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
At September 25, 2019, the Company’s total estimated commitment to purchase chicken was $4.2 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of September 25, 2019, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.1 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 25, 2019 was $1.8 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s condensed consolidated financial statements related to these contingent liabilities.
Employment Agreements
The Company has employment agreements with four of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions. The Company incurred $0.1 million and $0.5 million of expenses related to employment agreements for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and incurred $0.8 million of expenses related to employment agreements for the thirty-nine weeks ended September 26, 2018.
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

8. NET INCOME PER SHARE
Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	9/25/2019	9/26/2018	9/25/2019	9/26/2018
Numerator:
Net income	$6,402	$6,835	$21,402	$14,416
Denominator:
Weighted-average shares outstanding—basic	35,859,502	38,602,658	37,484,372	38,516,792
Weighted-average shares outstanding—diluted	36,397,368	39,205,090	38,173,097	39,102,130
Net income per share—basic	$0.18	$0.18	$0.57	$0.37
Net income per share—diluted	$0.18	$0.17	$0.56	$0.37
Anti-dilutive securities not considered in diluted EPS calculation	882,253	557,300	636,099	671,565

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	9/25/2019	9/26/2018	9/25/2019	9/26/2018
Weighted-average shares outstanding—basic	35,859,502	38,602,658	37,484,372	38,516,792
Dilutive effect of stock options and restricted shares	537,866	602,432	688,725	585,338
Weighted-average shares outstanding—diluted	36,397,368	39,205,090	38,173,097	39,102,130

9. RELATED PARTY TRANSACTIONS
Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 48.0% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s amended and restated certificate of incorporation or amended and restated by-laws, and the Company’s winding up and dissolution. The Company’s amended and restated certificate of incorporation provides that (i) so long as LLC beneficially owns, directly or indirectly, more than 40% of the Company's common stock any member of the board of directors or the entire board of directors may be removed from office at any time with or without cause by the affirmative vote of a majority of the Company’s common stock, and (ii) prior to the date the LLC ceases to beneficially own, directly or indirectly, 40% or more of the Company’s common stock, stockholders representing at least 40% of the Company's common stock may call a special meeting of the Company's stockholders.

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

The cumulative catch-up adjustment recorded to accumulated deficit, as of December 28, 2017, was approximately $3.5 million, net of taxes, related to franchise and development fees.

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
The Company offers a loyalty rewards program, which awards a customer one point for every $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a $10 reward is not used within six months it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point's terms. As of September 25, 2019 and December 26, 2018, the revenue allocated to loyalty points that have not been redeemed are $0.9 million and $1.0 million, respectively, which are reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.
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
The sales-based royalty fee and sales-based advertising fee are considered variable consideration and will continue to be recognized as revenue as such sales are earned by the franchisees. Both sales-based fees qualify under the royalty constraint exception, and do not require an estimate of future transaction price. Additionally, the Company is utilizing the practical expedient available under Topic 606 regarding disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for sales-based royalties.

In certain franchise agreements, the Company offers a discounted renewal to incentivize future renewals after the end of the initial franchise term. As this is considered a separate performance obligation, the Company allocates a portion of the initial franchise fee to this discounted renewal, on a pro-rata basis, assuming a 20-year renewal. This performance obligation is satisfied over the renewal term, typically 10 or 20 years, while payment is fixed and due at the time the renewal is signed.

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of September 25, 2019, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue
The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
Core Market(1):
Company-operated restaurant revenue	$90,277	$87,634	$264,391	$257,437
Franchise revenue	3,696	3,712	11,369	10,697
Franchise advertising fee revenue	2,809	2,801	8,332	8,179
Total core market	$96,782	$94,147	$284,092	$276,313
Non-Core Market(2):			—	—
Company-operated restaurant revenue	$8,775	$12,390	$31,950	$36,767
Franchise revenue	3,577	2,953	10,266	8,627
Franchise advertising fee revenue	2,933	2,688	8,476	7,860
Total non-core market	$15,285	$18,031	$50,692	$53,254
Total revenue	$112,067	$112,178	$334,784	$329,567

(1) Core Market includes markets with existing company-operated restaurants at the time of the Company's Initial Public Offering ("IPO") on July 28, 2014.
(2) Non-Core Market includes markets entered into by the Company subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2019	September 26, 2018	September 25, 2019	September 26, 2018
Greater Los Angeles area market	71.5%	69.3%	70.0%	69.0%
Other markets	28.5%	30.7%	30.0%	31.0%
Total	100%	100%	100%	100%

Contract balances
The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 25, 2019 and September 26, 2018 (in thousands):

December 26, 2018	$5,593
Revenue recognized - beginning balance	(283)
Additional contract liability	1,367
Revenue recognized - additional contract liability	(211)
September 25, 2019	$6,466

December 27, 2017	$5,799
Revenue recognized - beginning balance	(260)
Additional contract liability	277
Revenue recognized - additional contract liability	(5)
September 26, 2018	$5,811

The Company’s franchise contract liability includes development fees, initial franchise and license fees, franchise renewal fees, lease subsidies and royalty discounts and is included within other accrued expenses and current liabilities and other noncurrent liabilities within the accompanying condensed consolidated balance sheets. The Company receives area development fees from franchisees when they execute multi-unit area development agreements. Initial franchise and license fees, or franchise renewal fees, are received from franchisees upon the execution of, or renewal of, a franchise agreement. Revenue is recognized from these agreements as the underlying performance obligation is satisfied, which is over the term of the agreement.

For the thirty-nine weeks ended September 25, 2019, there was an increase to the contract liability balance due to the Company's completion of the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. This resulted in an additional contract liability of $0.7 million, relating to allocation of the transaction price to various performance obligations under the applicable contracts of the sale.

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of September 25, 2019 (in thousands):

Franchise revenues:
2019	$231
2020	707
2021	495
2022	414
2023	388
Thereafter	4,231
Total	$6,466

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
As of September 25, 2019, the Company had no leases that it had entered into, but had not yet commenced. The Company has no involvement with the construction or design of the underlying asset until lease commencement.
Building and facility leases
Buildings and facilities leased from others are primarily for restaurants and support facilities. The majority of the Company’s leases are classified as operating leases; however, the Company currently has one finance lease.
Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues in excess of a defined amount. Additionally, a number of the Company’s leases have payments, which increase at pre-determined dates based on the change in the consumer price index. For all leases, the Company also reimburses the landlord based on actual common area maintenance, property tax and insurance costs, making them variable consideration and excluding them from the calculations of the ROU Asset and lease liability.
The initial terms of land and restaurant building leases are generally 20 years, exclusive of options to renew. These leases typically have four 5-year renewal options, which have generally been excluded in the calculation of the ROU Asset and lease liability, as they are not considered reasonably certain to be exercised, unless (1) the renewal had already occurred as of the time of adoption of Topic 842, or (2) there have been significant leasehold improvements that have a useful life that extend past the original lease term. Furthermore, there are no residual value guarantees and no restrictions imposed by the lease.
During the thirteen and thirty-nine weeks ended September 25, 2019, the Company reassessed the lease terms on three and six restaurants, respectively. The reassessment was the result of triggering events, such as, the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease or the decision to renew leases. This resulted in an additional $2.0 million and $3.3 million of ROU Asset and lease liability for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, which will be recognized over the new lease term. The reassessment did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.
The Company also subleases facilities to certain franchisees and other non-related parties which are also considered operating leases. Sublease income also includes contingent rental income based on net revenues. The vast majority of these leases have rights to extend terms via fixed rental increases. However, none of these leases have early termination rights, the right to purchase the premises or any residual value guarantees. The Company does not have any related party leases.
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
The Company also made significant assumptions and judgments in determining an appropriate discount rate for property leases. These included using a consistent discount rate for a portfolio of leases entered into at varying dates, using the full 20-year term of the lease, excluding any options, and using the total minimum lease payments. The Company utilized a third-party valuation firm in determining the discount rate, based on the above assumptions. For all other leases, the Company used the discount rate implicit in the lease, or the Company’s incremental borrowing rate.
As the Company has adopted the practical expedient not to separate lease and non-lease components, no significant assumptions or judgments were necessary in allocating consideration between these components, for all classes of underlying assets.
The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended September 25, 2019			Thirty-Nine Weeks Ended September 25, 2019
	Property Leases	Equipment Leases	Total	Property Leases	Equipment Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$—	$9	$—	$9
Interest on lease liabilities	9	—	9	24	—	24
Operating lease cost	6,534	313	6,847	19,721	967	20,688
Short-term lease cost	—	9	9	—	26	26
Variable lease cost	121	38	159	346	136	482
Sublease income	(722)	—	(722)	(1,623)	—	(1,623)
Total lease cost	$5,942	$360	$6,302	$18,477	$1,129	$19,606

The following table presents the Company’s total lease cost on the condensed consolidated statement of income (in thousands):

	Thirteen Weeks Ended September 25, 2019	Thirty-Nine Weeks Ended September 25, 2019
Lease cost – Occupancy and other operating expenses	$6,015	$18,675
Lease cost – General & administrative	116	348
Lease cost – Depreciation and amortization	—	9
Lease cost – Interest expense	9	24
Lease cost - Closed-store reserve	162	550
Total lease cost	$6,302	$19,606

During the thirty-nine weeks ended September 25, 2019, the Company had the following cash and non-cash activities associated with its leases (in thousands):

	Thirty-Nine Weeks Ended September 25, 2019
	Property Leases	Equipment Leases	Total

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$18,819	$970	$19,789
Financing cash flows used for finance leases	$61	$—	$61

Non-cash investing and financing activities:
Operating lease ROU Assets obtained in exchange for lease liabilities:
Operating lease ROU Assets	$8,832	$36	$8,868

Operating lease ROU Assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU Assets	$200,555	$4,668	$205,223
Operating lease liabilities	$217,615	$4,668	$222,283

Other Information
Weighted-average remaining lease term—finance leases	3.08	—
Weighted-average remaining lease term—operating leases	12.21	3.08
Weighted-average discount rate—finance leases	11.1%	—
Weighted-average discount rate—operating leases	4.4%	4.0%

Information regarding the Company’s minimum future lease obligations as of September 25, 2019 is as follows (in thousands):

	Finance	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 25, 2019	$14	$8,935	$651
December 30, 2020	54	24,619	2,612
December 29, 2021	54	26,616	2,635
December 28, 2022	45	25,569	2,537
December 28, 2023	—	23,023	2,558
Thereafter	—	157,549	19,394
Total	$167	$266,311	$30,387
Less: imputed interest (3.98% - 11.1%)	(43)	(49,558)
Present value of lease obligations	124	216,753
Less: current maturities	(32)	(17,904)
Noncurrent portion	$92	$198,849

Information regarding the Company’s minimum future lease obligations at December 26, 2018 is as follows, under ASC 840 (in thousands):

	Capital Leases	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 25, 2019	$95	$25,388	$1,443
December 30, 2020	54	24,437	1,108
December 29, 2021	54	23,342	1,078
December 28, 2022	45	22,338	1,001
December 28, 2023	—	20,634	989
Thereafter	—	150,342	2,612
Total	$248	$266,481	$8,231
Less: imputed interest (11.0% to 11.1%)	(64)
Present value of capital lease obligations	184
Less: current maturities	(68)
Noncurrent portion	$116

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
For the thirteen and thirty-nine weeks ended September 25, 2019, the Company received $0.1 million and $0.4 million of lease income, respectively, from company-owned locations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements because they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

•
the adverse impact of economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;

•	vulnerability to changes in consumer preferences and economic conditions;

•	vulnerability to conditions in the greater Los Angeles area;

•	vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;

•	ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;

•	delayed or canceled future restaurant openings

•	restaurant closures, due to financial performance or otherwise;

•	increases in chicken and other input costs;

•	negative publicity, whether or not valid;

•	concerns about food safety and quality and about food-borne illness, particularly avian flu;

•	dependence on frequent and timely deliveries of food and supplies;

•	problems with our primary distributor;

•	our history of net losses, including the possibility of future net losses;

•	our ability to service our level of indebtedness;

•	our ability to compete successfully with other quick-service and fast casual restaurants;

•	underperformance of new menu items, advertising campaigns, and restaurant designs and remodeling activity;

•	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy;

•	our limited control over our franchisees;

•	potential liability for franchisee acts;

•	ability to protect our name and logo and other proprietary intellectual property;

•	loss of the abilities, experience, and knowledge of current directors and officers;

•	matters relating to employment and labor laws;

•	impact from litigation such as wage and hour class action lawsuits;

•	labor shortages and increased labor costs;

•	our ability and the ability of our franchisees to renew leases at the end of their terms;

•	status of our relationships with franchisees;

•	impact from federal, state, and local regulations relating to preparation and sale of food, zoning and building codes, and employee, environmental, taxation and other matters;

•	impact from our income tax receivable agreement;

•	conflicts of interest with our largest stockholders;

•	that El Pollo Loco Holdings, Inc. is a holding company with no operations that relies on its operating subsidiaries to provide it with funds;

•	timing of our emerging growth company eligibility under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);

•	the impact of any security breaches of confidential customer information in connection with our electronic process of credit and debit card transactions;

•	the impact of any failure of our information technology system or any breach of our network security;

•	changes in accounting standards; and

•
other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 26, 2018, which such filings are available online at www.sec.gov, at www.elpolloloco.com or upon request from El Pollo Loco.

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways that we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

Overview
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer the quality of food and dining experience typical of fast casual restaurants while providing the speed, convenience, and value typical of traditional quick-service restaurants (“QSRs”), a combination that we call “QSR+” and to provide a value-oriented fast casual dining experience. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of Mexican-inspired entrees that we create from our chicken. We offer our customers healthier alternatives to traditional food on the go, served by our team members in a contemporary restaurant environment. We serve individual and family-sized chicken meals, a variety of Mexican-inspired entrees, and sides. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, Double Pollo Bowl, and Stuffed Chicken Avocado Quesadilla. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our "day-part mix"), including lunch and dinner.
Growth Strategies and Outlook
We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure.
As of September 25, 2019, we had 485 locations in six states. In fiscal 2018, we opened eight new company-operated and nine new franchised restaurants across Arizona, California, Utah, Louisiana and Texas. For the thirty-nine weeks ended September 25, 2019, we opened one new company-operated restaurants and two franchised restaurants in California. In 2019, we intend to open two to three new company-operated and two to three new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen and thirty-nine weeks ended September 25, 2019, comparable restaurant sales increased by 1.1% and 1.4%, respectively, from the comparable periods in the prior year. For company-operated restaurants, comparable restaurant sales, for the thirteen and thirty-nine weeks ended September 25, 2019, increased by 1.6% and 1.2%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 2.0% increase in average check size, and a 0.4% decline in transactions and the year-to-date change in comparable restaurant sales consisted of a 3.3% increase in average check size, and a 2.1% decline in transactions. For franchised restaurants, comparable restaurant sales increased 0.6% and 1.5% for the thirteen and thirty-nine weeks ended September 25, 2019, respectively. Refer to Comparable Restaurant Sales definition in "Key Performance Indicators" section below.

Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 25, 2019, were as follows.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	9/25/2019	2018	2017	2016
Company-operated restaurant activity:
Beginning of period	213	212	201	186
Openings	1	8	16	18
Restaurant sale to franchisee	(11)	—	—	(1)
Closures	(2)	(7)	(5)	(2)
Restaurants at end of period	201	213	212	201
Franchised restaurant activity:
Beginning of period	271	265	259	247
Openings	2	9	7	13
Restaurant sale to franchisee	11	—	—	1
Closures	—	(3)	(1)	(2)
Restaurants at end of period	284	271	265	259
System-wide restaurant activity:
Beginning of period	484	477	460	433
Openings	3	17	23	31
Closures	(2)	(10)	(6)	(4)
Restaurants at end of period	485	484	477	460
Restaurant Remodeling
As of September 25, 2019, together with our franchisees, we had remodeled 33 company-operated and 44 franchised restaurants using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of September 25, 2019, including new builds and remodels, we had 119 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. In addition, customers can earn additional points and free entrées for a variety of engagement activities. Rewards expire after six months and if an account is inactive for one year, all associated points expire. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of September 25, 2019 and December 26, 2018, the revenue allocated to loyalty points that have not been redeemed are $0.9 million and $1.0 million, respectively, which are reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company had over 1.4 million loyalty program members as of September 25, 2019.
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
JOBS Act
We presently qualify as an “emerging growth company” (“EGC”) under section 2(a) of the Securities Act, pursuant to the JOBS Act. An EGC has reduced public company reporting, accounting, and corporate governance requirements. We may take advantage of some of these benefits. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.
We will cease to be an EGC following the earliest of (i) five years after our IPO, (ii) $1.07 billion in annual revenue, (iii) $700.0 million in common stock market capitalization held by non-affiliates, or (iv) $1.0 billion in non-convertible debt security issuance on a three-year rolling basis. December 25, 2019 will be the first day that we will cease to be an EGC. Please refer to our annual report on Form 10-K for the year ended December 26, 2018 for more information.
Key Financial Definitions
Revenue
Our revenue is derived from three primary sources: company-operated restaurant revenue, franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and franchise advertising fee revenue. See Note 10 to Item I above for further details regarding our revenue recognition policy.
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
Depreciation and Amortization
Depreciation and amortization primarily consists of the depreciation of property and equipment, including leasehold improvements and equipment.
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

Comparison of Results of Income
Our operating results for the thirteen weeks ended September 25, 2019 and September 26, 2018 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	September 25, 2019		September 26, 2018		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$99,052	88.4	$100,024	89.2	$(972)	(1.0)
Franchise revenue	7,273	6.5	6,665	5.9	608	9.1
Franchise advertising fee revenue	5,742	5.1	5,489	4.9	253	4.6
Total revenue	112,067	100.0	112,178	100.0	(111)	(0.1)
Cost of operations
Food and paper costs(1)	27,512	27.8	28,349	28.3	(837)	(3.0)
Labor and related expenses(1)	29,292	29.6	29,164	29.2	128	0.4
Occupancy and other operating expenses(1)	23,844	24.1	24,187	24.2	(343)	(1.4)
Company restaurant expenses(1)	80,648	81.5	81,700	81.7	(1,052)	(1.3)
General and administrative expenses	9,539	8.5	12,186	10.9	(2,647)	(21.7)
Franchise expenses	7,006	6.3	6,342	5.7	664	10.5
Depreciation and amortization	4,343	3.9	4,507	4.0	(164)	(3.6)
Loss on disposal of assets	35	0.0	140	0.1	(105)	(75.0)
Recovery of securities lawsuits related legal expenses	—	—	(2,036)	(1.8)	2,036	(100.0)
Asset impairment and closed-store reserves	367	0.3	(153)	(0.1)	520	(339.9)
Loss on disposition of restaurants	11	—	—	—	927	NA
Total expenses	101,949	91.0	102,686	91.5	179	(0.7)
Income from operations	10,118	9.0	9,492	8.5	626	6.6
Interest expense, net of interest income	973	0.9	840	0.7	133	15.8
Income tax receivable agreement income	(197)	(0.2)	(571)	(0.5)	374	(65.5)
Income before provision for income taxes	9,342	8.3	9,223	8.2	119	1.3
Provision for income taxes	2,940	2.6	2,388	2.1	552	23.1
Net income	$6,402	5.7	$6,835	6.1	$(433)	(6.3)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 25, 2019 and September 26, 2018, in absolute terms, and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 25, 2019		September 26, 2018		Increase / (Decrease)
Statement of Operations Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$296,341	88.5	$294,204	89.3	$2,137	0.7
Franchise revenue	21,635	6.5	19,324	5.8	2,311	12.0
Franchise advertising fee revenue	16,808	5.0	16,039	4.9	769	4.8
Total revenue	334,784	100.0	329,567	100.0	5,217	1.6
Cost of operations
Food and paper costs(1)	82,550	27.9	84,265	28.6	(1,715)	(2.0)
Labor and related expenses(1)	88,140	29.7	84,682	28.8	3,458	4.1
Occupancy and other operating expenses(1)	70,103	23.7	69,019	23.5	1,084	1.6
Company restaurant expenses(1)	240,793	81.3	237,966	80.9	2,827	1.2
General and administrative expenses	30,235	9.0	37,862	11.5	(7,627)	(20.1)
Franchise expenses	20,692	6.2	18,424	5.6	2,268	12.3
Depreciation and amortization	13,558	4.0	13,063	4.0	495	3.8
Loss on disposal of assets	213	0.1	193	0.1	20	10.4
Recovery of securities lawsuits related legal expenses	(10,000)	(3.0)	(6,099)	(1.9)	(3,901)	64.0
Asset impairment and closed-store reserves	1,241	0.4	6,629	2.0	(5,388)	(81.3)
Loss on disposition of restaurants	5,062	1.5	—	—	5,051	NA
Total expenses	301,794	90.1	308,038	93.5	(6,255)	(2.0)
Income from operations	32,990	9.9	21,529	6.5	11,461	53.2
Interest expense, net of interest income	2,754	0.8	2,688	0.8	66	2.5
Income tax receivable agreement income	(120)	0.0	(777)	(0.2)	657	(84.6)
Income before provision for income taxes	30,356	9.1	19,618	6.0	10,738	54.7
Provision for income taxes	8,954	2.7	5,202	1.6	3,752	72.1
Net income	$21,402	6.4	$14,416	4.4	$6,986	48.5

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue decreased $1.0 million, or 1.0%, from the comparable period in the prior year.  The decline in company-operated restaurant sales was primarily due to a $4.4 million decrease in revenue from the closure of five restaurants during or subsequent to the third quarter of 2018 and the eleven company-operated restaurants sold by the Company to franchisees earlier this year. This restaurant sales decrease was partially offset by an increase of $1.5 million from a 1.6% increase in company-operated comparable restaurant sales, an increase of $1.4 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and $0.5 million related to an increase in revenue recognized from our loyalty points program. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 2.0% partially offset by a decline in transactions of 0.4%.
Year-to-date, company-operated restaurant revenue increased $2.1 million, or 0.7%, from the comparable period in the prior year.  The growth in company-operated restaurant sales was primarily due to an increase of $6.8 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales, an increase of $3.3 million from a 1.2% increase in company-operated comparable sales and $0.6 million related to an increase in revenue recognized from our loyalty points program. This restaurant sales increase was partially offset by an $8.6 million decrease due to the closure of nine restaurants during or subsequent to the first quarter of 2018 and the eleven company-operated restaurants sold by the Company to franchisees earlier this year. The company-operated comparable restaurant sales increase consisted of an increase in average check size of 3.3% partially offset by a decline in transactions of 2.1%.

Franchise Revenue
For the quarter, franchise revenue increased $0.6 million, or 9.1%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 0.6%, the opening of seven new franchised restaurants during or after the prior year quarter and eleven company-operated restaurants sold by the Company to franchisees earlier this year. This franchise revenue increase was partially offset by the closure of three franchise locations during the same period.
Year-to-date, franchise revenue increased $2.3 million, or 12.0%, from the comparable period in the prior year. This increase was primarily due to higher fees received from franchised restaurants related to their use of our point-of-sales system, a franchise comparable restaurant sales increase of 1.5%, the opening of eleven new franchised restaurants during or after the first quarter of the prior year and eleven company-operated restaurants sold by the Company to franchisees earlier this year. This franchise revenue increase was partially offset by the closure of three franchise locations during the same period.
Franchise Advertising Fee Revenue
For the quarter, franchise advertising fee revenue increased $0.3 million, or 4.6%, from the comparable period in the prior year. This increase was primarily due to an increase in the number of franchise locations and increased franchise comparable restaurant sales.
Year-to-date, franchise advertising fee revenue increased $0.8 million, or 4.8%, from the comparable period in the prior year. This increase was primarily due to an increase in the number of franchise locations and increased franchise comparable restaurant sales.
Food and Paper Costs
For the quarter, food and paper costs decreased $0.8 million, or 3.0%, from the comparable period in the prior year, primarily due to a $0.6 million decrease in food costs and a $0.2 million decrease in paper costs. Year-to-date, food and paper costs decreased $1.7 million, or 2.0%, from the comparable period in the prior year, due to a $1.6 million decrease in food costs and a $0.1 million decrease in paper costs. The decrease in food and paper costs, for the quarter and year-to-date periods, resulted primarily from lower company transactions, partially offset by higher commodity inflation.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 27.8%, down from 28.3% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 27.9%, down from 28.6% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to an increase in pricing, partially offset by commodity inflation.
Labor and Related Expenses
For the quarter, labor and related expenses increased $0.1 million, or 0.4%, from the comparable period in the prior year. Year-to-date, labor and related expenses increased $3.5 million, or 4.1%, from the comparable period in the prior year. The increase for the quarter and year-to-date periods was due primarily to increased labor costs resulting from new restaurants opened in fiscal 2018, the impact of the wage increases in California and Los Angeles during fiscal 2018 and 2019 and higher workers' compensation expense due to increased claims activity and premiums, partially offset by a reduction in labor by restaurants closed or sold to franchisees.
For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 29.6%, up from 29.2% in the comparable period in the prior year. Year-to-date, payroll and benefit expenses as a percentage of company-operated restaurant revenue were 29.7%, up from 28.8% in the comparable period in the prior year. The increases for the quarter and year-to-date periods were due primarily to wage increases in California and Los Angeles and higher workers’ compensation expense due to increased claims activity. Partially offsetting these increases was the positive impact from pricing increases.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses decreased $0.3 million, or 1.4%, from the comparable period of the prior year. The decrease was primarily due to a $0.3 million decrease in advertising expenses, a $0.2 million decrease in occupancy costs, primarily related to rent expense and a $0.2 million decrease in utilities costs, partially offset by a $0.4 million increase in customer order delivery fees due to an increase in delivery orders. Year-to-date, occupancy and other operating expenses increased $1.1 million, or 1.6%, from the comparable period of the prior year. The increase was primarily due to a $0.7 million increase in customer order delivery fees due to increased delivery orders, a $0.3 million increase in repair and maintenance costs, a $0.2 million increase in occupancy costs due primarily to additional property tax and higher general liability claims, a $0.2 million increase in utilities costs and a $0.3 million increase in other operating expenses. These increases were partially offset by a $0.6 million decrease in advertising costs.
For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.1%, down slightly from 24.2% in the comparable period of the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.7%, up slightly from 23.5% in the comparable period of the prior year. The fluctuations resulted primarily from the changes noted above, partially offset by increased pricing.
General and Administrative Expenses
For the quarter, general and administrative expenses decreased $2.6 million, or 21.7%, from the comparable period in the prior year. The decrease for the quarter was due primarily to a $3.3 million decrease in legal expenses related primarily to a decrease in securities class action litigation costs, partially offset by a $0.4 million increase in labor related costs, driven primarily by an increase in severance costs, an increase in estimated management bonus expense and a $0.3 million increase in stock compensation expenses.
Year-to-date, general and administrative expenses decreased $7.6 million, or 20.1%, from the comparable period in the prior year. The decrease for the year-to-date period was due primarily to (i) a $7.7 million decrease in legal expenses related primarily to a decrease in securities class action litigation costs, (ii) a $0.5 million decrease in restaurant pre-opening costs, (iii) a $0.3 million decrease in travel expense, (iv) a $0.3 million decrease in recruiting costs and (v) a $0.2 million decrease in dead site costs related to costs incurred for potential new restaurant locations that we chose not to continue to pursue. These decreases were partially offset by a $0.9 million increase in labor related costs, primarily related to an increase in estimated management bonus expenses, a $0.2 million increase in stock compensation expenses and a $0.2 million increase in other general and administrative expenses.
For the quarter, general and administrative expenses as a percentage of total revenue were 8.5%, down from 10.9% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 9.0%, down from 11.5% in the comparable period of the prior year. The percentage decrease is primarily due to the cost decreases discussed above.
Recovery of Securities Class Action Legal Expense
During the thirty-nine weeks ended September 25, 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. During the thirteen and thirty-nine weeks ended September 26, 2018, we received insurance proceeds of $2.0 million and $6.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.
Loss on Disposition of Restaurants
During the thirty-nine weeks ended September 25, 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. We determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties and lease payments. We also considered the future lease payments in allocating the initial cash consideration received. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. We initially defer and subsequently recognize the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.
These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the thirty-nine weeks ended September 25, 2019. These restaurants are included in the total number of franchised El Pollo Loco restaurants.
Asset Impairment and Closed-Store Reserves
During the thirteen weeks and thirty-nine weeks ended September 25, 2019, we recognized $0.1 million and $0.3 million of non-cash impairment charges, respectively, primarily related to the carrying value of one restaurant in California. We recorded a non-cash impairment charge of $0.1 million and $1.8 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, primarily related to the carrying value of the assets of one restaurant in Arizona. Given the difficulty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis.

During the thirteen weeks ended September 26, 2018, we closed one restaurant in California and one restaurant in Arizona. During the thirty-nine weeks ended September 26, 2018, we closed six restaurants, including four locations in Texas, one in California and one in Arizona, and decided not to move forward with the development of a third location in Texas. All four Texas locations were previously impaired during the third quarter of 2017. This resulted in a closed-store reserve recovery of $0.2 million for the thirteen weeks ended September 26, 2018 and closed-store reserve expense $4.8 million for the thirty-nine weeks ended September 26, 2018.
Subsequent to the adoption of Topic 842, the Company no longer recognizes a closed-store reserve when the Company closes a restaurant, as there is already a lease liability on its books related to the future lease payments. Rather, when a restaurant is closed, the Company will evaluate the ROU Asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU Asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. During the thirty-nine weeks ended September 25, 2019, the Company closed one restaurant in California and one in Texas and recognized $0.3 million and $1.0 million of closed-store reserve expense for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, of closed-store reserve expense, primarily related to the amortization of ROU Assets for closed stores.
Interest Expense, Net
For each of the quarter and year-to-date periods, interest expense, net, increased $0.1 million from the comparable period in the prior year. The increase was due to higher outstanding balances on our 2018 Revolver, partially offset by interest income received related to the interest rate swap entered into during the thirteen and thirty-nine weeks ended September 25, 2019. See Note 4, Long-Term Debt, Interest Rate Swap.
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 25, 2019 we recorded income tax receivable agreement income of $0.2 million and $0.1 million, respectively, and for the thirteen and thirty-nine weeks ended September 26, 2018, and we recorded income tax receivable agreement income of $0.6 million and $0.8 million, respectively.
Provision for Income Taxes
For the quarter ended September 25, 2019, we recorded an income tax provision of $2.9 million, reflecting an estimated effective tax rate of 31.5%. For the quarter ended September 26, 2018, we recorded an income tax provision of $2.4 million, reflecting an estimated effective tax rate of approximately 25.9%. Year-to-date ended September 25, 2019, we recorded an income tax provision of $9.0 million, reflecting an estimated effective tax rate of approximately 29.5%. Year-to-date ended September 26, 2018 we recorded an income tax provision of $5.2 million, reflecting an estimated effective tax rate of approximately 26.5%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 29.5% for the year-to-date ended September 25, 2019 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the Company’s valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction, non-deductible executive compensation and changes to total expected TRA payments due to changes in future forecasted taxable income.
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

Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 25, 2019 and September 26, 2018, there were 462 and 449 comparable restaurants, 198 and 195 company-operated restaurants and 264 and 254 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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
Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution excludes certain costs, such as general and administrative expenses, depreciation and amortization, asset impairment and closed-store reserve and other costs that are considered normal operating costs and accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of stockholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue.

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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	9/25/2019	9/26/2018	9/25/2019	9/26/2018
Restaurant contribution:
Income from operations	$10,118	$9,492	$32,990	$21,529
Add (less):
General and administrative expenses	9,539	12,186	30,235	37,862
Franchise expenses	7,006	6,342	20,692	18,424
Depreciation and amortization	4,343	4,507	13,558	13,063
Loss on disposal of assets	35	140	213	193
Franchise revenue	(7,273)	(6,665)	(21,635)	(19,324)
Franchise advertising fee revenue	(5,742)	(5,489)	(16,808)	(16,039)
Recovery of securities lawsuits related legal expenses	—	(2,036)	(10,000)	(6,099)
Asset impairment and closed-store reserves	367	(153)	1,241	6,629
Loss on sale of restaurants	11	—	5,062	—
Restaurant contribution	$18,404	$18,324	$55,548	$56,238

Company-operated restaurant revenue:
Total revenue	$112,067	$112,178	$334,784	$329,567
Less:
Franchise revenue	(7,273)	(6,665)	(21,635)	(19,324)
Franchise advertising fee revenue	(5,742)	(5,489)	(16,808)	(16,039)
Company-operated restaurant revenue	$99,052	$100,024	$296,341	$294,204

Restaurant contribution margin (%)	18.6%	18.3%	18.7%	19.1%
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
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	9/25/2019	9/26/2018	9/25/2019	9/26/2018
Net income	$6,402	$6,835	$21,402	$14,416
Non-GAAP adjustments:
Provision for income taxes	2,940	2,388	8,954	5,202
Interest expense, net of interest income	973	840	2,754	2,688
Depreciation and amortization	4,343	4,507	13,558	13,063
EBITDA	$14,658	$14,570	$46,668	$35,369
Stock-based compensation expense (a)	668	377	1,797	820
Loss on disposal of assets (b)	35	140	213	193
Recovery of securities lawsuits related legal expense (c)	—	(2,036)	(10,000)	(6,099)
Asset impairment and closed-store reserves (recovery) (d)	367	(153)	1,241	6,629
Loss on disposition of restaurants (e)	11	—	5,062	—
Income tax receivable agreement income (f)	(197)	(571)	(120)	(777)
Securities class action legal expense (g)	179	3,659	2,809	10,532
Pre-opening costs (h)	158	276	193	699
Executive transition costs (i)	51	31	151	1,050
Adjusted EBITDA	$15,930	$16,293	$48,014	$48,416

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
During the thirty-nine weeks ended September 25, 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit and during the thirteen and thirty-nine weeks ended September 26, 2018, we received insurance proceeds of $2.0 million and $6.1 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 7, Commitments and Contingencies, Legal Matters.

(d)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen and thirty-nine weeks ended September 25, 2019, we recorded a non-cash impairment charge of $0.1 million and $0.3 million, respectively, primarily related to the carrying value of the assets of one restaurant in California. We recorded a non-cash impairment charge of $0.1 million and $1.8 million for the thirteen and thirty-nine weeks ended September 26, 2018, respectively, primarily related to the carrying value of the assets of one restaurant in Arizona.

During the thirteen weeks ended September 26, 2018, we closed one restaurant in California and one restaurant in Arizona. During the thirty-nine weeks ended September 26, 2018, we closed six restaurants, including four locations in Texas, one in California and one in Arizona, and decided not to move forward with the development of a third location in Texas. All four Texas locations were previously impaired during the third quarter of 2017. This resulted in a closed-store reserve recovery of $0.2 million for the thirteen weeks ended September 26, 2018 and closed-store reserve expense of $4.8 million for the thirty-nine weeks ended September 26, 2018.

(e)
During the thirty-nine weeks ended September 25, 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million. These restaurants are now included in our franchised restaurant totals.

(f)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 25, 2019 and September 26, 2018, income tax receivable agreement income consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

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
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2018 Revolver. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations, and working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for them. Our restaurants do not require significant inventories or receivables. We believe that our sources of liquidity and capital are sufficient to finance our continued operations and expansion plans for at least the next twelve months from the filing of the condensed consolidated financial statements.
The following table presents summary cash flow information for the periods indicated.

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 25, 2019	September 26, 2018
Net cash provided by (used in)
Operating activities	$31,895	$41,601
Investing activities	(6,078)	(20,711)
Financing activities	(20,717)	(21,298)
Net increase (decrease) in cash	$5,100	$(408)

Operating Activities
For the thirty-nine weeks ended September 25, 2019, net cash provided by operating activities decreased by approximately $9.7 million from the comparable period of the prior year. This was due primarily to a $10.0 million payment, net of insurance reimbursements, related to our securities litigation settlement (see Note 7), partially offset by favorable working capital fluctuations.

Investing Activities
For the thirty-nine weeks ended September 25, 2019, net cash used in investing activities decreased by $14.6 million from the comparable period of the prior year. This was due primarily to opening one new company restaurant and completing three remodels in the thirty-nine weeks ended September 25, 2019 compared to six new company restaurants and six completed remodels in the thirty-nine weeks ended September 26, 2018, and cash proceeds of $4.8 million received related to the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee.
For the year ending December 25, 2019, we expect to incur capital expenditures of $12.0 million to $15.0 million, consisting of $4.0 to $7.0 million related to new restaurants, $2.0 million related to the remodeling of existing restaurants, and $6.0 million related to major maintenance and other corporate capital expenditures.
Financing Activities
For the thirty-nine weeks ended September 25, 2019, net cash used in financing activities decreased by $0.6 million from the comparable period of the prior year. This was due primarily to an increase in net borrowings of $49.8 million on the 2018 Revolver during the thirty-nine weeks ended September 25, 2019 compared to the thirty-nine weeks ended September 26, 2018. This was partially offset by a $47.4 million increase in cash outflow related to stock buybacks in the thirteen and thirty-nine weeks ended September 25, 2019 and net stock activity of $1.9 million.
Debt and Other Obligations
On July 13, 2018, the Company entered into the 2018 Credit Agreement, which provides for the 2018 Revolver to refinance the previous 2014 Revolver. The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.65% to 3.90% and 3.65% to 6.00% for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, and 3.57% to 3.84% and 3.30% to 3.84% for the thirteen and thirty-nine weeks ended September 26, 2018, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 25, 2019.

At September 25, 2019, $8.5 million of letters of credit and $101.0 million of borrowings were outstanding under the 2018 Revolver. The amount available under the 2018 Revolver was $40.5 million at September 25, 2019.
During the thirty-nine weeks ended September 25, 2019, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 2.81%. The interest rate swap matures in June 2023.

Contractual Obligations
Our contractual commitments outstanding on September 25, 2019 have not changed materially since our annual report on Form 10-K for the year ended December 26, 2018. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.
Off-Balance Sheet and Other Arrangements

As of September 25, 2019 and December 26, 2018, we were using $8.5 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest, at our option, at rates based on LIBOR or a base rate, plus, for each rate, a margin determined in accordance with the terms of the 2018 Credit Agreement. For LIBOR loans, the margin is in the range of 1.25% and 2.25%. As of September 25, 2019, we had outstanding borrowings of $101.0 million under our 2018 Revolver, $8.5 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%.
We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 2.81%. The interest rate swap matures in June 2023.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(d) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 25, 2019.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding legal proceedings, see "Note 7. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Condensed Consolidated Financial Statements" in this Quarterly Report, which information is incorporated by reference into this Item 1.
Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 26, 2018 filed with the SEC on March 8, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
On August 2, 2018, the Company announced that the Board of Directors had authorized a stock repurchase program. The Company entered into a stock repurchase plan on August 28, 2018 (the "2018 Stock Repurchase Plan"), which allowed the repurchase of up to $20.0 million of the Company’s common stock. The 2018 Stock Repurchase Plan commenced purchases on November 6, 2018 and terminated on June 26, 2019.

On April 30, 2019, as part of the Company’s focus on stockholder returns, the Board of Directors approved a new stock repurchase program. The Company entered into a stock repurchase plan on May 17, 2019 (the “2019 Stock Repurchase Plan”), which allowed for the repurchase up to $30.0 million of the Company’s common stock. The 2019 Stock Repurchase Plan commenced purchases on June 27, 2019, and will terminate on March 25, 2020, if not exhausted or terminated sooner pursuant to the provisions of the 2019 Stock Repurchase Plan.
Under the 2019 Stock Repurchase Plan, the Company may repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, subject to market conditions and other considerations. The Company’s repurchases may be executed using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions.
The following table summarizes the Company’s purchases of its common stock, including under the 2019 Stock Repurchase Program (as defined above) in the quarterly period ended September 25, 2019 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
June 27, 2019 to July 24, 2019	850,538	$10.43	850,538	$21,127
July 25, 2019 to August 21, 2019 (1)	900,977	$10.40	900,977	$11,807
August 22, 2019 to September 25, 2019	1,078,557	$10.84	1,078,557	$118
Total	2,830,072		2,830,072
(1) Includes 4,176 shares acquired by the Company to satisfy tax withholding obligations upon the vesting of previously issued restricted stock awards.

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

El Pollo Loco Holdings, Inc.
(Registrant)

November 1, 2019	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer
(duly authorized officer)
November 1, 2019	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer
(principal financial officer)