Form 10-K
period 2019-12-25
El Pollo Loco Holdings, Inc.
filed 2020-03-06
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2019
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
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 26, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $214 million, deeming purely for purposes of this calculation all directors and executive officers and Trimaran Pollo Partners, L.L.C. to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of February 27, 2020, there were 35,089,983 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2020 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2019 fiscal year.

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
While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to, those listed under “Item 1A. Risk Factors” of this report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission.
We caution you that the important factors included in this report may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways that we expect. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

PART I
Unless otherwise specified in this Annual Report on Form 10-K ("Annual Report"), or the context otherwise requires, terms “El Pollo Loco,” “the Company,” “our company,” “we,” “us,” and “our” mean El Pollo Loco Holdings, Inc. (“Holdings”), together with its subsidiaries.

ITEM 1.	BUSINESS
Our Company
El Pollo Loco is Spanish for “The Crazy Chicken.” We were organized as a Delaware corporation in 2005. We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 482 restaurants, comprised of 195 company-operated and 287 franchised restaurants as of December 25, 2019. Our restaurants are located in California, Arizona, Nevada, Texas, Utah and Louisiana. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, a combination that we call “LA-Mex”. Our distinctive menu features our signature product, citrus-marinated fire-grilled chicken, as well as a variety of Mexican and LA-inspired entrees that we create from our chicken. Every day in every restaurant, we marinate and fire-grill our chicken over open flames, and slice whole tomatoes, avocados, serrano peppers, and cilantro to make our salsas, guacamole, and cilantro dressings from scratch. The design of our kitchens reveals our cooking process and allows our customers to watch our Grill Masters and team members fire-grill and hand-cut our signature chicken, as well as watch team members make burritos, salads, tostadas, bowls, stuffed quesadillas, and chicken entrees.
We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.
The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants. Financial information about our operations, including our revenues and expenses for fiscal 2019, 2018 and 2017, and our total assets as of the end of fiscal 2019 and 2018, is included in our "Audited Consolidated Financial Statements" and accompanying "Notes to Consolidated Financial Statements" in this Annual Report. See "Item 8. Financial Statements and Supplementary Data."
Our Industry
The restaurant industry is divided into two segments: full service and limited service. We operate within the broader LSR segment, and we strive to offer the food and dining experience of a fast-casual restaurant and the speed, value, and convenience of a quick-service restaurant ("QSR"). We strive to offer menu options that are made with fresh ingredients and provide a healthier alternative to typical fast food, which are also inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles.
Our Competitive Strengths
We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:
Differentiated Restaurant Concept with Broad Appeal. We believe that our food, which combines the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, served in contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of our core Hispanic family market and appeal to the broader general market who seek convenient and high-quality meals at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated, fire-grilled chicken and Mexican-inspired entrees containing distinctive ingredients such as avocados, mangos, and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast-casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and allow our customers the option to create their favorite flavor profiles using our freshly-prepared salsas before they enjoy their meals in our dining rooms or take their meals to go from the counter or the drive-thru. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained Grill Masters, provides a layer of competitive insulation around our restaurant model. We believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast-casual and QSR segments. We seek to position ourselves as a differentiated restaurant concept, which we believe sources traffic from both dining segments and, as a result, we expect it to drive transaction growth in the future.
Mexican-Inspired, Fresh-Made Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and entrees inspired by Mexico and LA. With menu items such as our signature individual chicken meals, family dinners, Chicken Tostada Salad, Pollo Bowl®, Chicken Avocado Burrito, and Double Chicken Avocado Salad, we believe that we offer our customers a healthier alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are prepared in-restaurant using fresh ingredients, including our bone-in chicken and chicken breast filets, rice, salsas, and cilantro dressing. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken to order. Our team members create our salsas, and cilantro dressings with fresh tomatoes, avocados, serrano peppers, and cilantro. In addition, our rice is seasoned, and simmered in our restaurants throughout each day.
Our bone-in chicken meals and Mexican-inspired entrees accounted for 46% and 47% of our company-operated restaurant sales, respectively, in 2019. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, enabling us to generate sales almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a healthier and convenient alternative for families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In 2019, approximately 28% of our company-operated sales were generated from family-sized meals.
Operations Infrastructure that Allows for Real-Time Control, Fast Feedback, and Innovation. We believe that satisfying our customers’ dining needs is the foundation for our business, and we have an operations platform that allows us to measure our performance in meeting and exceeding those needs. We utilize an operations dashboard that aggregates real-time, restaurant-level information for many aspects of our business. The dashboard provides corporate and field management, as well as restaurant-level operators, with insight into how we are performing both from the customer’s perspective and also through the eyes of experienced third-party auditors. In addition, all company operated restaurants utilize digital “communication boards”, which communicate sales, cost and consumer data in real time to our restaurant managers.
Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We seek to position ourselves as a differentiated LSR business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast-casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In 2019, our company-operated restaurants generated average annual sales per restaurant of approximately $1.9 million and restaurant-level contribution margins of 18.7%.
Experienced Leadership. Most of our senior management team has extensive operating experience in the restaurant industry. Members of the senior leadership team include Bernard Acoca as our President and Chief Executive Officer ("CEO"), Larry Roberts as our Chief Financial Officer, Miguel Lozano as our Chief Operating Officer, Hector Munoz as our Chief Marketing Officer, Jason Weintraub as our Chief Legal Officer, Jennifer Jaffe as our Chief People Officer, and Brian Carmichall as our Chief Development Officer.
Our Growth Strategy
We believe that we are well-positioned for sales growth because of our strong appeal to our core Hispanic family market, appeal to the broader general market, disciplined business model, and strong unit economics. Our system has experienced annual comparable restaurant sales growth for nine consecutive years through our fiscal year ended December 25, 2019. We plan to continue to expand our business, drive restaurant sales growth and increase company profits by executing our Transformation Agenda, which consists of the following four key strategies:
Develop a People-first Culture - Invest in and Grow our Talent. We believe that success in the restaurant industry is highly correlated with employee engagement, which is dependent upon hiring, retaining, developing and motivating employees. We continue to build a culture centered around our mission, which is to "Feed the Love that Makes Us All Feel Like Family" and "Heart-Centered Leadership, which is predicated on servant-led leadership, employee recognition and community involvement.

We believe that executing on our mission will result in a better and more meaningful work experience for our employees. For example, in 2019 we implemented a food donation program with Food Donation Connection, agreed to donate 75,000 tacos as part of our “Buy One, Feed Many” initiative, and celebrated Caesar Chavez Day by recruiting 500 company employees, franchisees and customers to refresh a high school located in south Los Angeles. We also continue to invest in leadership training to ensure that our managers have the tools they need to be effective leaders and motivating coaches. We believe that our focus on culture and leadership will result in highly engaged and motivated employees, which will lead to a better experience for our customers.
Differentiate the Brand - Accentuate our Strengths and Build Upon Them. We believe that we are uniquely positioned within the LSR restaurant space. We will continue to adapt our menu to create family-sized dinner options and lunch entrees that complement our signature fire-grilled chicken, and are inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles. We believe that we have opportunities for menu innovation as we look to increase customer frequency and target the dinner segment. In addition, we will continue to tap into the need for healthier offerings by building on the success of our fire-grilled chicken and “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the convenience and value that our customers have come to expect.
We engage customers through our seasonal product calendar, which features new, unique limited time offers (“LTOs”) and variations of menu items like our Chicken Tostada Salads and Stuffed Burritos. Our key points of differentiation are communicated through our advertising campaign, which highlights the brand's authenticity, healthier menu options and dedication to high-quality ingredients. We tailor our message from television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program and social media platform where we engage in more personalized marketing.
We believe that investing in consumer-facing technology is critical to further differentiating our brand and reaching customers for whom convenience and value are key decision factors. During the second quarter of 2017, we introduced a new Loyalty Reward program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more each month. As of December 25, 2019, there were more than 1.5 million members in the Loco Rewards loyalty program, whom we target with segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend.
In June 2018, we implemented delivery through DoorDash, a third-party delivery provider. DoorDash delivers meals ordered directly from our restaurants or through their market place delivery platform. For meals ordered through their market place platform, restaurants incur a fee based on a percentage of the ticket. For those ordered directly from the restaurant, no fee is charged to the restaurant as the full delivery cost is borne by the customer. In September 2019, we added Postmates and Uber Eats as additional marketplace delivery providers. As with DoorDash, restaurants incur a fee for marketplace delivery orders. DoorDash currently maintains exclusivity for delivery orders placed directly with our restaurants. In total, during the fourth quarter of 2019, delivery orders constituted approximately 3% of our total sales mix. As of December 25, 2019, except for two Corporate and franchise restaurants, all locations offered integrated delivery through a third-party service.
We plan to continue investing in our loyalty and delivery programs as well as other technology platforms to continue making it easier for customers to access our food.
Simplify Operations - Make It Easier for Employees and Franchisees to Run Our Restaurants. We believe that simplifying our restaurant operations will further enhance our ability to attract and retain the best employees and further improve customer service. In 2019, we implemented a number of initiatives to make it easier for our employees to operate our restaurants. These included a reduction in menu items, a new inventory management system, new chicken cooking procedures and simplified standard operating procedures. Additional initiatives are currently in process, including a systemized restaurant cleaning process and a state-of-the-art human resource management system. We expect that these initiatives will allow our restaurant employees to increase their focus on customers and speed of service. We believe that this focus, combined with renewed emphasis on providing an exceptional customer experience, will lead to higher sales over the longer term.
Grow the Business - Responsibly and Profitably for the Long Term. We believe that execution of our first three strategies will enable us to grow our restaurant base. Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. We are currently working on a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. In addition, we are redesigning the back-of-house to make it easier for employees to operate the restaurant. We expect to complete the remodel of several restaurants using the new design by the end of June 2020. Provided we are pleased with the results, we plan to require all remodels and new builds to use this design starting July 1, 2020. We believe that this new design will deliver strong new unit volumes and cash on cash returns in both existing and new markets. We also believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. This new design replaces our “Vision” design, which was implemented in 2016. As of December 25, 2019, including new builds and remodels, 119 restaurants in the system were modeled on the Vision design.
We expect future new unit development to be led by franchisees, with company development being focused on existing markets and new markets opportunistically. In order to expand into new markets, we believe that we need to source new franchisees and, therefore, we expect to invest more resources in sourcing and onboarding them in the future.
Site Selection and Expansion
Restaurant Development
We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In 2019, we opened two new company-operated restaurants and two new franchised restaurants.
As part of a strategy to focus company-operated restaurant development on our core markets and accelerate franchise development in outer and new markets, in 2019 we sold four company-operated restaurants in the San Francisco area, seven in Phoenix and five in Dallas to existing franchisees. Each of these transactions included development agreements requiring the franchisees to build new restaurants in those markets over several years. Going forward, we expect the large majority of new restaurant development outside of core markets to be completed by franchisees. During 2019, we closed four company-operated restaurants in Texas and California. For a discussion of the impairment of these restaurants, see below in "Item 1A. Risk Factors-Risks Related to Our Business and Industry-We have incurred, and may continue to incur, significant impairment of certain of our assets, in particular in our new markets."
In fiscal 2020, we intend to open three to four new company-operated and five to eight new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons as described below in "Item 1A. Risk Factors," including competition for customers, sites, franchisees, employees, licenses, and financing.
Site Selection Process
We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has extensive experience building such brands as Taco Bell, The Habit, Carl's Jr., Baskin Robbins, Wendy’s, Denny's and Dunkin’ Brands. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.
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
Restaurant Construction
After identifying a lease site, we commence our restaurant build-out. Our new restaurants are either ground-up prototypes or retail space conversions. On average, it takes approximately 12 to 24 months from specific site identification to restaurant opening. Our restaurants are constructed in approximately 10 to 15 weeks. In order to maintain consistency of food and customer service, as well as our colorful, bright, and contemporary restaurant environment, we have set processes and timelines to follow for all restaurant openings.
Restaurant Management and Operations
Service

We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our cashiers are trained on the menu items that we offer and offer customers thoughtful suggestions to enhance the ordering process. Our team members and managers are responsible for our service and dining room environment with a focus on hospitality. Team members seek to engage in conversation with our customers to ensure satisfaction.  In addition, constant monitoring of the dining room occurs to ensure the fresh salsa bar and beverage station are clean and supplied with products.
Operations
We utilize systems that are aimed at measuring our ability to deliver a “best in class” experience for our customers. These systems include customer surveys, mystery shopper scores, social media ratings and speed-of-service performance trends. The operational results from all of these sources are then presented on an operations dashboard that displays the measures in an easy-to-read online format that corporate and restaurant-level management and franchisees can utilize in order to identify strengths and opportunities and to develop specific plans for continuous performance improvement. In addition, all company operated restaurants utilize digital “communication boards”, which communicate sales, cost and consumer data in real time to our restaurant managers.
We have food safety and quality assurance programs designed to maintain the highest standards for the food and the food preparation procedures that are used by both company-operated and franchised restaurants. We have a quality assurance team and employ third-party auditors that perform our work place and food safety restaurant audits.
Managers and Team Members
Each of our restaurants typically has a general manager, an assistant manager and two to three shift leaders. There are between 20 and 35 team members per restaurant, who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for 8 to 12 restaurants. Overseeing the area leaders are two Vice Presidents of Operations who report to our Chief Operating Officer. Franchise operations are supported by three directors of franchise who report to one of the Vice Presidents of Operations. The restaurant development team is supported by four directors who all currently report to the Chief Development Officer.
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
Franchise Program
We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 25, 2019, there were a total of 287 franchised restaurants. Franchisees range in size from single-restaurant operators to the largest franchisee, which owned 66 restaurants as of December 25, 2019. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 25, 2019, approximately 76% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.
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

Once introductory training has been completed, we offer a path toward constant learning for all crew members by providing instructional materials that span management training, operations, new product introductions, food safety and a number of other essential restaurant functions. Many of these programs are distributed through Pollo Zone that provides our franchise owners with real-time access to the progress of learning in their restaurants.
Marketing and Advertising
We strive to distinguish the El Pollo Loco brand by building a brand equity that we believe not only accentuates our strengths but also deepens the strong emotional connections we have with our customers. In October 2018, we completed codifying our brand architecture in a comprehensive brand book, which shapes our strategic brand decisions and influences how we communicate the El Pollo Loco brand to consumers. We promote our restaurants and products by emphasizing our points of differentiation, which include our Mexican and LA heritages, our fresh ingredients and made-from-scratch preparation, and the cooking of our citrus-marinated chicken on open fire grills in our kitchens, as well as the convenience and quality we offer for families.
We use multiple marketing channels, including television, radio, digital, and print, to broadly drive brand awareness and purchases of our featured products. We advertise on local broadcast and cable television.
Through our public relations efforts, we engage notable food editors, influencers and bloggers on a range of topics to help promote our products. In addition, we engage in one-on-one conversations using a portfolio of social media platforms, including Facebook, Instagram and Twitter. We also use social media as a research and customer service tool, and apply insights gained to future marketing efforts.

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

Our online ordering program makes it easy for customers to skip the line and order ahead. Available for every location and accessible from elpolloloco.com or the El Pollo Loco mobile app, any order can be placed and paid for before arriving at the restaurant. During 2019, we made it easier for customers to access our food by renovating our website and adding Facebook messenger, Apple ABC chat and Alexa. For additional convenience, in September 2019 we added two third-party delivery services to our portfolio providing consumers a total of three platforms from which to order from us.

In 2004, we created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities has provided over 15,000 meals per year to underprivileged families, through organizations like Food on Foot, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates. In addition, during 2019 we enhanced our community outreach through several initiatives, including: 1) the implementation of a food donation program in which restaurants donate food that would otherwise be discarded; 2) committing to donate 75,000 tacos to charity as part of our “Buy One, Feed Many” National Taco Day promotion; 3) recruiting 500 company, franchise and customer volunteers to refresh a high school located in south Los Angeles; and 4) entering into a relationship with an Orange County-based organization to provide job opportunities for the homeless.
Purchasing and Distribution
Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third-party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our restaurants in Texas utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 40% of our total food and paper costs for 2019. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from one to two years depending on current and expected market conditions. We currently source poultry from six suppliers, with two accounting for approximately 64% of our planned purchases for fiscal 2020. We have fixed prices for 100% of our poultry supply through the end of 2020.
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
Competition
We operate in the restaurant industry, which is highly competitive and fragmented. The number, size, and strength of competitors varies by region. Our competition includes a variety of locally-owned restaurants and national and regional chains that offer dine-in, carry-out, and delivery services. Our competition from the broadest perspective includes restaurants, pizza parlors, convenience food stores, delicatessens, supermarkets, and club stores. There are no significant direct competitors with respect to menus that feature marinated, fire-grilled chicken. However, we indirectly compete with fast-casual restaurants, including Chipotle, Panera, Qdoba, and Rubio’s, among others, and with chicken-specialty QSRs and Mexican QSRs, such as Chick-fil-A, Church’s Chicken, KFC, Popeyes Louisiana Kitchen, Del Taco and Taco Bell, among others.
We believe that competition within the fast-casual restaurant segment is based primarily on ambience, price, taste, quality, and freshness of menu items, as well as on the convenience of drive-thru service. We also believe that QSR competition is based primarily on quality, taste, speed of service, value, brand recognition, restaurant location, and customer service. In addition, we compete with franchisors of other restaurant concepts for prospective franchisees.
Environmental Matters
Our operations are subject to federal, state, and local laws and regulations relating to environmental protection, including regulation of discharges into the air and water, storage and disposal of liquid and solid waste, and clean-up of contaminated soil and groundwater. Under various federal, state, and local laws, an owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, in, or emanating from that property. Such liability may be imposed without regard to whether the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.
Certain of our properties may be located on sites that we know or suspect have been used by prior owners or operators as retail gasoline stations. Such properties previously contained underground storage tanks (“USTs”) for gasoline storage, and while we are not aware of any sites with USTs remaining, it is possible that some of these properties may currently contain abandoned USTs. We are aware of contamination from a release of hazardous materials by a previous owner or operator at two of our owned properties and one of our leased properties. We do not believe that we have contributed to the pre-existing contamination at any of these properties. The appropriate state agencies have been notified, and these issues are being handled without disruption to our business. It is possible that petroleum products and other contaminants may have been released at other properties into the soil or groundwater. Under applicable federal and state environmental laws, we, as the current owner or operator of these sites, may be jointly and severally liable for the costs of investigation and remediation for certain contamination. Although we lease most of our properties, and, when we own, we obtain certain assurances from the prior owner or often obtain indemnity agreements from third parties, we may nonetheless be liable for environmental conditions relating to our prior, current, or future restaurants or restaurant sites. If we were found liable for the cost of remediation of contamination at, or emanating from, any of our properties, our operating expenses would likely increase and our operating results would likely be adversely affected and, in extraordinary circumstances, our operating results could be materially affected.
Since 2000, we have obtained “Phase One” Environmental Site Assessments (assessing whether current or historical property uses have impacted soil or groundwater beneath the property, posing a threat to the environment and/or human health) for new restaurants. Where warranted, we obtain updated reports, and, if necessary, in rare cases, we obtain “Phase Two” Environmental Site Assessments (evaluating the presence or absence of petroleum products or hazardous substances via soil and/or groundwater sampling). We have not conducted a comprehensive subsurface environmental review of all of our properties or operations. No assurance can be given that we have identified all of the potential environmental liabilities at our properties or that such liabilities will not have a material adverse effect on our financial condition.

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
Employees
As of December 25, 2019, we had approximately 5,005 employees, of whom approximately 4,846 were hourly restaurant employees comprised of 3,980 crewmembers, 209 general managers/acting general managers, 171 assistant managers, 450 shift leaders, and 36 employees in limited-time roles as acting managers or as managers in training. The remaining 159 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.
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
Available Information
We make available free of charge on our Internet website our Annual Reports, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Our Internet address is www.elpolloloco.com. The contents of our Internet website are not part of this annual report, and are not incorporated by reference. Our Internet address is provided as an inactive textual reference only.
The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC, at http://www.sec.gov.

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
One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened two new company-operated restaurants in fiscal 2019 and plan to open three to four in fiscal 2020. Our franchisees opened two new restaurants in fiscal 2019 and plan to open five to eight in fiscal 2020. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to:

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
As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience, through company-operated restaurant growth and franchise development agreements. The challenges of entering new markets include (i) difficulties in hiring and training experienced personnel, (ii) unfamiliarity with local real estate markets and demographics, (iii) consumer unfamiliarity with our brand, and (iv) competitive and economic conditions, consumer tastes, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. Consumer recognition of our brand has been important for our success in our existing markets. In addition, restaurants that we open in new markets may take longer to reach expected sales and profit levels on a consistent basis, and may have higher construction, occupancy, and operating costs, than restaurants that we open in existing markets, thereby affecting our overall profitability. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense, and successful management of enhanced business support systems, management information systems, and financial controls, as well as additional staffing, franchise support, and capital expenditures and working capital.
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

We may not be able to compete successfully, including with other quick-service and fast casual restaurants. Intense competition in the restaurant industry could make it more difficult to expand our business, and could also have a negative impact on our operating results, if customers favor our competitors or if we are forced to change our pricing and other marketing strategies.
The food service industry, and particularly its QSR and fast casual segments, is intensely competitive. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe to be the most competitive Mexican-inspired QSR and fast casual market in the United States. We expect competition in this market and in each of our other markets to continue to be intense, because consumer trends are favoring limited service restaurants that offer healthier menu items made with better-quality products, and many limited service restaurants are responding to these trends. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location, and type and quality of food. If our company-operated and franchised restaurants cannot compete successfully with other QSR and fast casual restaurants in new and existing markets, we could lose customers and our revenue could decline. Our market position is based on balancing price and quality, and drift in our competitive position, or popular perception of or interest in our position, could harm our sales, brand, and support among customers. Our company-operated and franchised restaurants compete with national and regional QSR and fast casual restaurant chains for customers, restaurant locations, and qualified management and other staff. Moreover, we may also compete with companies outside the QSR and fast casual segment of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at consumers who want higher-quality food, as well as from convenience stores, cafeterias and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants. Compared with us, some of our competitors have substantially greater financial and other resources, have been in business longer, have greater brand recognition, or are better-established in the markets where our restaurants are located or are planned to be located. These competitive factors are particularly applicable in markets in which we have expanded relatively rapidly and relatively recently, such as Texas. Any of these competitive factors may materially and adversely affect our business, financial condition, and results of operations.
A prolonged economic downturn could materially affect us in the future.
The restaurant industry is dependent upon consumer discretionary spending. A prolonged economic downturn or an economic recession could impact the public’s ability and desire to spend discretionary dollars as a result of job losses, home foreclosures, significantly-reduced home values, investment losses, bankruptcies, and reduced access to credit, which could result in lower levels of customer transactions and lower average check sizes in our restaurants. If the economy experiences another significant decline, our business, results of operations, our ability to access the capital markets and our ability to comply with the terms of our secured revolving credit facility could be materially and adversely affected, and we and our franchisees might decelerate the number and timing of new restaurant openings. Deterioration in customer transactions or a reduction in average check size would negatively impact our revenues and our profitability and could result in further reductions in staff levels, additional impairment charges, and potential restaurant closures.
We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations, and cash flow.
Food service businesses depend on consumer discretionary spending and are often affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. Factors such as traffic patterns, weather, fuel prices, local demographics, and the type, number, and locations of competing restaurants may adversely affect the performances of individual locations. In addition, economic downturns, inflation, or increased food or energy costs could harm the restaurant industry in general and our locations in particular. An outbreak of disease, epidemic or pandemic, or similar public threat, or fear of such an event, that negatively impacts consumer spending or consumers' willingness to dine out could have a material impact on our business, financial condition and operating results and could also adversely impact the economy generally. Adverse changes affecting consumer preferences or economic conditions within the restaurant industry or the economy more generally could reduce consumer transactions or impose practical limits on pricing that could harm our business, financial condition, results of operations, and cash flow. Further, there can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our business, financial condition, and results of operations depend in part on our ability to anticipate, identify, and respond to changing consumer preferences and economic conditions. See also "-A prolonged downturn could materially affect us in the future" below.
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
Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.5% of our revenue in fiscal 2019 and approximately 69.2% in fiscal 2018. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, but not limited to, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business. We believe that an increase in unemployment would have a negative impact on transactions in our restaurants. As a result of our concentration in the greater Los Angeles area, we have been disproportionately affected by the above adverse economic conditions as compared to other national chain restaurants.
Our business is vulnerable to natural disasters given its geographic concentration and real estate intensive nature.
Since our business is geographically concentrated in the greater Los Angeles area, we could be negatively affected by weather conditions specific to that region, including fires, earthquakes, or other natural disasters. Additionally, outside of Los Angeles, many of our restaurants are clustered around major cities in Northern California, Texas, and elsewhere, and prolonged or severe inclement weather could affect our sales at restaurants in locations that experience such conditions. Localized disasters, especially exacerbated by climate change, including wildfires, hurricanes, and flooding, could impair our assets and operations in those areas. For example, in the third quarter of 2017, the Houston metropolitan area was impacted by Hurricane Harvey and resultant flooding. This caused for us, among other effects, temporary store closures and food spoilage. We may also suffer unexpected losses resulting from natural disasters or other catastrophic events affecting our areas of operation, such as droughts, black outs, local strikes, terrorist attacks, increases in energy prices, explosions, or other natural or man-made disasters. The incidence and severity of catastrophes are inherently unpredictable, and our losses from catastrophes could be substantial.
Our long-term success depends in part on our ability to effectively identify and secure appropriate sites for new restaurants.
We intend to develop new restaurants in our existing markets, expand our footprint into adjacent markets and selectively enter into new markets. In order to build new restaurants, we must first identify markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics, cost of construction and real estate and geography. Then we must secure appropriate restaurant sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including:

•	evaluating size of the site, traffic patterns, local retail, residential and business attractions and infrastructure that will drive high levels of customer traffic and sales;

•	competition in new markets, including competition for restaurant sites;

•
financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market (including the potential for rising interest rates), which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available;

•	developers and potential landlords obtaining licenses or permits for development projects on a timely basis;

•	proximity of potential restaurant sites to existing restaurants;

•	anticipated commercial, residential and infrastructure development near the potential restaurant site; and

•	availability of acceptable lease terms and arrangements, including construction costs.

In addition, competition for restaurant sites in our target markets can be intense, and development and leasing costs are increasing. Given the numerous factors involved, we may not be able to successfully identify and secure attractive restaurant sites in existing, adjacent or new markets, which could have a material adverse effect on our business, financial condition and results of operations.

We have incurred, and may continue to incur, significant impairment of certain of our assets, in particular in our new markets.
During fiscal 2019, we determined that the carrying value of assets at certain restaurants may not be recoverable. As a result, we recorded a $3.6 million impairment expense primarily related to the carrying value of the right-of-use assets ("ROU asset") of four restaurants sold to franchisees during fiscal 2019, and the long-lived assets of one restaurant in California.
In fiscal 2018, we recorded a non-cash impairment charge of $5.1 million, primarily related to the carrying value of four restaurants in Arizona, California and Texas, including a restaurant in Texas that opened in early 2018. In fiscal 2017, we recorded a non-cash impairment charge of $32.6 million, primarily related to the carrying value of the assets of 23 restaurants in Arizona, California and Texas. The impairment expense for fiscal 2017 included an impairment expense of $27.7 million, representing the entire value of capitalized assets of all of the company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of our Texas restaurants included operating results, which indicated that the restaurants would not achieve the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets. Given the difficulty in projecting results for newer restaurants in newer markets, we are also monitoring the recoverability of the carrying value of the assets of several other restaurants on an ongoing basis. For those restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material. Asset impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.
Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition, and results of operations.
Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. Although we try to manage the impact that fluctuations in food costs have on our operating results, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food shortages, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. At times the costs of many foods for humans and animals, including corn, wheat, corn flour and other flour, rice, and cooking oil, have increased markedly, resulting in upward pricing pressures on almost all of our raw ingredients, including chicken and other meats, and increasing our food costs. Environmental and weather-related issues, such as freezes, drought and climate change, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Issues affecting the availability of produce, poultry, or other proteins such as shrimp, including blight, disease, and overfishing, have in the past and may in the future also raise their prices. Any increase in the prices of the ingredients most critical to our menu, such as chicken, corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Additionally, a substantial volume of produce and other items are procured from Mexico, and occasionally other countries including Chile and Peru. Any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy, could result in higher food and supply costs that would adversely impact our financial results. Any such changes to our menu prices or available menu could negatively impact our restaurant transactions, business, and comparable restaurant sales during the shortage and thereafter.
Our principal food product is chicken. In fiscal 2019, 2018, and 2017, the cost of chicken included in our product cost was approximately 10.9%, 11.0%, and 11.3%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. Additionally, environmental and animal rights regulations or voluntary programs could increase the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.
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
Our inability or failure to recognize, respond to and effectively manage the accelerated impact of social media could have a material adverse impact on our business.
There has been a widespread and dramatic increase in the use of social media platforms that allow users to access a broad audience of consumers and other interested persons.  The availability of information on social media can be virtually immediate, as can its impact, and users of many social media platforms can post information without filters or checks on the accuracy of the content posted.  Adverse information concerning our restaurants or brand, whether accurate or inaccurate, may be posted on such platforms at any time and can quickly reach a wide audience.  The resulting harm to our reputation may be immediate, without affording us an opportunity to correct or otherwise respond to the information, and it is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner.  As a result, social media may exacerbate the risks we face related to negative publicity.
In addition, although search engine marketing, social media and other new technological platforms offer great opportunities to increase awareness of and engagement with our restaurants and brand, our failure to use social media effectively in our marketing efforts may further expose us to the risks associated with the accelerated impact of social media. Many of our competitors are expanding their use of social media and the social media landscape is rapidly evolving, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance, and we may not do so effectively.  A variety of additional risks associated with our use of social media include the possibility of improper disclosure of proprietary information, exposure of personally identifiable information of our employees or guests, fraud, or the publication of out-of-date information, any of which may result in material liabilities or reputational damage. Furthermore, any inappropriate use of social media platforms by our employees could also result in negative publicity that could damage our reputation, or lead to litigation that increases our costs.
Our ability to continue to expand our digital business, delivery orders and catering is uncertain, and these new business lines are subject to risks.
For the year ended December 25, 2019, December 26, 2018 and December 27, 2017, 3.7%, 2.1% and 1.1% of our revenue was derived from digital and delivery orders, respectively.  This growth rate may not be sustainable for even the short term, and if our digital business does not continue to expand it may be difficult for us to achieve our planned sales growth.  We have also increased our efforts to promote delivery orders, which have also grown considerably.  We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners are responsible for order fulfillment and may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfil these digital orders.  Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources.  The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. We have also introduced catering offerings on both a pick-up and delivery basis, and customers may choose our competitors’ catering offerings over ours, be disappointed with their experience with our catering, or experience food safety problems if they do not serve our food in a safe manner, which may negatively impact us. Such delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

Because all of these offerings are relatively new, it is difficult for us to anticipate the level of sales they may generate.  That may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests as well.  Any such operational challenges may negatively impact the customer experience associated with our digital, delivery or catering orders, the guest experience for our traditional in-restaurant business, or both.  These factors may adversely impact our sales and our brand reputation.
Food-borne illness and other food safety and quality concerns may negatively impact our business and profitability.
Incidents or reports of food- or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene or cleanliness failures, or improper employee conduct at our restaurants could lead to product liability or other claims. Such incidents or reports could negatively affect our brand and reputation as well as our business, revenues, and profits. Similar incidents or reports occurring at QSRs unrelated to us could likewise create negative publicity, which could negatively impact consumer behavior towards us.
We cannot guarantee that our internal controls and training will be fully effective in preventing all food-borne illnesses. Additionally, no food safety protocols can completely eliminate the risk of food-borne illness in any restaurant, including as a result of possible failure by restaurant personnel or suppliers to follow food safety policies and procedures. Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance, and may increase the risk that a food-borne illness would affect multiple locations rather than a single restaurant. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise that could cause claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants could negatively affect sales at all of our restaurants if highly publicized. This risk would exist even if it were later determined that an illness had been wrongly attributed to one of our restaurants. A number of other restaurant chains have experienced incidents related to food-borne illnesses that have had material adverse impacts on their operations, and we cannot guarantee that we could avoid a similar impact upon the occurrence of a similar incident at one of our restaurants. Additionally, even if food-borne illnesses were not identified at El Pollo Loco restaurants, our restaurant sales could be adversely affected, both financially and otherwise, if instances of food-borne illnesses at other restaurant chains were highly publicized. In addition, our restaurant sales could be adversely affected by publicity regarding other high-profile illnesses such as avian flu that customers may associate with our food products.
We rely on only one company to distribute substantially all of our products to company-operated and franchised restaurants, and on a limited number of companies to supply chicken. Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.
Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire fresh food products, including the highest-quality chicken and related items, from reliable sources, in accordance with our specifications and on a timely basis. Shortages or interruptions in the supply of fresh food products, caused by unanticipated demand, problems in production or distribution, contamination of food products, an outbreak of poultry disease, inclement weather, or other conditions, could materially and adversely affect the availability, quality, and cost of ingredients, which would adversely affect our business, financial condition, results of operations, and cash flows. We have contracts with a limited number of suppliers for the chicken and other food and supplies for our restaurants. In addition, one company distributes substantially all of the products that we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, including our ability to replace any lost distributor or supplier, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu as a result of such a disruption, that restaurant may experience a significant reduction in revenue if our customers change their dining habits as a result.
Our level of indebtedness, and restrictions under our credit facility, could materially and adversely affect our business, financial condition, and results of operations.
We have substantial debt service obligations. At December 25, 2019, our total debt was $97.0 million, and we had $44.6 million of credit available under our secured revolving credit facility, which was reduced by $8.4 million from outstanding letters of credit.
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
Further, we are a holding company with no material direct operations. Our principal assets are the equity interests that we indirectly hold in our operating subsidiary, El Pollo Loco, Inc. (“EPL”), which owns our operating assets. As a result, we are dependent on loans, dividends, and other payments from EPL, our operating company and indirect wholly owned subsidiary, and from EPL Intermediate, Inc. (“Intermediate”), our direct wholly owned subsidiary, to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. Although we do not expect to pay dividends on our common stock for the foreseeable future, if we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends.
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
We incur costs and expend other resources in our marketing efforts on new menu items, advertising campaigns, and restaurant designs and remodels, to raise brand awareness and to attract and retain customers. Our initiatives may not be successful, resulting in expenses incurred without the benefit of higher revenues. Further, if our marketing and advertising strategies are not successful, we may be forced to engage in additional promotional activities to attract and retain customers, including offers for free or discounted food, and any such additional promotional activities could adversely impact our profitability. Additionally, some of our competitors have greater financial resources than we do, enabling them to spend significantly more on marketing, advertising, and other initiatives. Should our competitors increase spending on marketing, advertising, and other initiatives, or our marketing funds decrease for any reason, or should our advertising, promotions, new menu items, and restaurant designs and remodels be less effective than those of our competitors or not resonate with our customers, there could be a material adverse effect on our results of operations and financial condition.

The challenging economic environment may affect our franchisees, with adverse consequences to us.
We rely in part on our franchisees and the manner in which they operate their locations to develop and promote our business. As of December 25, 2019, our top 10 franchisees operated 68.6% of our franchised restaurants and two franchisees operated 34.5% of our franchised restaurants. Due to the continuing challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.
As of December 25, 2019, we had executed development agreements that represent commitments to open 54 franchised restaurants at various dates through 2028. Although we have developed criteria to evaluate and screen prospective developers and franchisees, we cannot be certain that the developers and franchisees that we select will have the business acumen or financial resources necessary to open and operate successful franchises in their franchise areas, and state franchise laws may limit our ability to terminate or modify these franchise arrangements. Moreover, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. Failures of developers and franchisees to open and operate franchises successfully could materially and adversely affect our reputation, brand, business, financial condition, results of operations, cash flows, and ability to attract prospective franchisees.
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
Our growth depends on maintaining amicable relations with our franchisees, including their participation in and adherence to our restaurant operating guidelines. Although we believe we generally enjoy a positive working relationship with our franchisees, they are independent business operators, and they may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement. Because our ability to control our franchisees is limited, disagreement may lead to inaction by our franchisees with respect to our initiatives, or even disputes with our franchisees. We expect such disputes to occur from time to time as we continue to offer franchises due to our size and the general nature of the franchisor-franchisee relationship.  Disputes between us and our franchisees, whether in court, arbitration or otherwise, could relate to either party’s actual or alleged violation of its contractual, statutory or common law obligations. Unfavorable judgments, awards or settlements relating to franchisee disputes could result in monetary or injunctive relief against us, including the voiding of non-compete, territorial exclusivity, or other development-related provisions upon which we rely to protect our brand. For example, in a recent suit where a franchisee challenged the enforceability of the territorial exclusivity clause in its franchise agreement with us, a jury found in favor of the franchisee. Although we are vigorously appealing the judgment, if this or similar clauses were held unenforceable, we could be negatively impacted.  To the extent that we have such disputes, the attention, time, and financial resources of our management and our franchisees may be diverted from our restaurants, which could have a material adverse effect on our (and our franchisees’) business, financial condition, results of operations, and cash flows, as well as our ability to attract new franchisees. Even our success in franchisee disputes could damage our (or our franchisees') finances or operations, as well as our relationships with our franchisees and our ability to attract new franchisees given the negative connotations of any franchisor-franchisee disputes.
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
We rely on our computer systems and network infrastructure across our operations, including point-of-sale processing at our restaurants. Security breaches of our networks and systems, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks and similar breaches, could result in, among other things, system disruptions, shutdowns, unauthorized access to or disclosure of confidential information, misappropriation of our or our customers’ proprietary or confidential information, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or systems or other delays in our operations. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. We may be required to expend significant financial resources to protect against or to remediate such security breaches. In addition, our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, and other catastrophic events and disruptive problems. Any unauthorized access of our systems or the information stored on such systems, damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could damage our reputation, subject us to litigation or to actions by regulatory authorities, harm our business relations or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, these systems, infrastructures, and operations rely upon third-party software and vendors, and we may therefore have a limited ability to guard against, learn about, or remedy problems that could harm us, including bugs and glitches, system outages, and hacks that exploit security vulnerabilities to steal or ransom information.
If we are unable to protect our customers’ payment method data or personal information, we could be exposed to data loss, litigation, liability, and reputational damage.
We accept electronic payment cards from our customers in our restaurants. Customers also have the ability to pay for online orders with their mobile phones using a stored value component built into our app. For the fiscal year ended December 25, 2019, approximately 56.3% of our sales were attributable to credit/debit card transactions, and credit/debit card usage could continue to increase. A number of restaurant operators and retailers have experienced actual or potential security breaches in which credit/debit card information may have been compromised or stolen. While we have taken reasonable steps to prevent the occurrence of security breaches in this respect, it is possible that these measures may not be adequate and we may in the future become subject to claims for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information. We may also be subject to lawsuits or other proceedings in the future relating to these types of incidents. Proceedings related to theft of credit/debit card information may be brought by payment card providers, banks, and credit unions that issue cards, cardholders (either individually or as part of a class action lawsuit), and federal and state regulators. Any such proceedings could distract our management team members from running our business and cause us to incur significant unplanned losses and expenses.
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
We also receive and maintain certain personal information about our customers and team members. The use of this information by us is regulated at the federal and state levels. If our security and information systems are compromised or our team members fail to comply with these laws and regulations and this information is obtained by unauthorized persons or used inappropriately, it could adversely affect our reputation, as well as the results of operations, and could result in litigation against us or the imposition of penalties. In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council. These standards, set by a consortium of the major credit card companies, require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information. Privacy and information security laws and regulations change over time, including the California Consumer Privacy Act (“CCPA”) which took effect January 1, 2020. The CCPA imposes new obligations on certain companies doing business in California with respect to the personal information of California residents. This includes new notice and privacy policy requirements, and new obligations to respond to requests to know and access to personal information, to delete personal information and to say no to the sale of personal information, which may impose significant costs on us.
Compliance with the CCPA and other legal and regulatory changes may result in cost increases due to necessary system and process changes. Further, while we have implemented policies and procedures to ensure compliance with the CCPA, the California Attorney General has not yet finalized his regulations for the CCPA and the manner in which the California Attorney General may interpret and enforce the CCPA is uncertain. Despite our diligent efforts, we may not be successful in complying with such regulations due to both internal and external factors. Noncompliance with the CCPA and other privacy laws could result in injunctions, fines and/or proceedings against us by governmental agencies or others. There could also be uncertainty surrounding compliance with privacy laws in other jurisdictions such as state-specific laws which may conflict with existing legislation or future laws and regulations.
The failure to enforce and maintain our trademarks and protect our other intellectual property could materially and adversely affect our business, including our ability to establish and maintain brand awareness.
We have registered El Pollo Loco ®, Pollo Bowl ®, The Crazy Chicken ®, and certain other names used by our restaurants as trademarks or service marks with the PTO and El Pollo Loco® in approximately 42 foreign countries. In addition, the El Pollo Loco logo, website name and address, and Facebook, Twitter, Instagram and YouTube accounts are our intellectual property. The success of our business strategy depends on our continued ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are inadequate, or if any third-party misappropriates or infringes upon our intellectual property, whether in print, on the Internet, or through other media, our brands and branded products could fail to maintain or achieve market acceptance and the value of our brands could be harmed, materially and adversely affecting our business. There can be no assurance that all of the steps that we have taken to protect our intellectual property in the United States and in foreign countries will be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States.
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
In addition, any litigation to enforce our intellectual property rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and could divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition and results of operations.
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

We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs and the labor costs of our franchisees. The California minimum wage rose to $13.00 per hour on January 1, 2020, and is scheduled to rise to (i) $14.00 per hour on January 1, 2021, and (ii) $15.00 per hour on January 1, 2022, subject, in each case, to the governor’s ability to pause any scheduled increase (“off-ramp” provisions) for one year if either economy or budget conditions are met. Initial determinations are to be made by the governor by August 1 of each year prior to a January increase. The governor makes the final determination by September 1. Thereafter, the state minimum wage is to be indexed annually for inflation.
Local minimum wages may exceed or ramp up faster than state levels. In particular, the minimum wage in the City of Los Angeles and the unincorporated areas of the County of Los Angeles is scheduled to rise to $15.00 by July 1, 2020 in accordance with a June 2015 ordinance. On September 29, 2015, the Board of Supervisors of the County of Los Angeles adopted an ordinance amending the Los Angeles County Code and establishing a countywide minimum wage covering unincorporated areas of the county following the same schedule.
Other municipalities have followed and may continue to follow the trend of increasing local minimum wages exceeding state levels.
In 2019, approximately 70.5% of our revenue, excluding franchise advertising revenue, came from company-operated and franchised restaurants in the greater Los Angeles area, including 9.6% from the City of Los Angeles, 36.4% from other incorporated cities in the County of Los Angeles, and 1.3% from unincorporated areas of the County of Los Angeles. Those restaurants that are not directly covered by these ordinances may be covered by future ordinances, may face competitive or political pressures to match these wage levels, or may suffer from any regional economic distress caused by these ordinances.
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
Many of our restaurant leases are non-cancelable and typically have initial terms of up to 20 years and up to four renewal terms of five years that we may exercise at our option. Even if we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenue and profit, if any, generated at a relocated restaurant might not equal the revenue and profit generated at its prior location.
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
Compliance with current and future laws and regulations regarding the ingredients and nutritional content of our menu items may be costly and time-consuming. Additionally, if consumer health regulations or consumer eating habits change significantly, we may be required to modify or discontinue certain menu items, and we may experience higher costs associated with the implementation of those changes. Additionally, some government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit or eliminate trans-fats and sodium in our menu offerings, or switch to higher-cost ingredients, or which may hinder our ability to operate in certain markets. Some jurisdictions have proposed increasing taxes on certain products, such as sodas, which may affect sales volumes of those products. Some jurisdictions have banned certain cooking ingredients, such as trans-fats, which a small number of our ingredients contain in trace amounts, or have discussed banning certain products, such as large sodas. Removal of these products and ingredients from our menus could affect product tastes, customer satisfaction levels, and sales volumes, whereas if we were to fail to comply with these laws or regulations, our business could experience a material adverse effect.
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
We are subject to federal, state, and local laws, regulations, and ordinances that:

•
govern activities or operations that may have adverse environmental effects, such as discharges into the air, water and soils, as well as waste handling and disposal practices for solid and hazardous wastes and waste water; and

•	impose liability for the costs of remediating, and the damage resulting from, past spills, disposals, or other releases of petroleum products and hazardous materials.
In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and subject to associated liabilities, including liabilities for cleanup costs, personal injury, or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our results of operations could be materially and adversely affected. See above under "Item 1. “Business—Environmental Matters.”
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
Our payments under the TRA may be material. As of December 25, 2019, we had an accrued payable related to this agreement of approximately $8.2 million. In fiscal 2019, we paid $5.8 million to our pre-IPO stockholders under the TRA.
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
A recent court judgment includes an injunction which could have an adverse impact on our business, financial conditions and results of operations in 2020 and beyond.

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
Risks Related to Ownership of Our Common Stock
If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.
Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 47.7% of our outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of our common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called. Currently, three of our nine directors, including our chairman, are affiliated with Trimaran or Freeman Spogli.
This concentration of ownership may delay, deter, or prevent acts that would be favored by our other stockholders. While our board has determined that director John Roth, a general partner of Freeman Spogli and its CEO, satisfies the criteria for an independent director under applicable rules of The Nasdaq Stock Market LLC (the “Nasdaq"), the interests of Trimaran and Freeman Spogli may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control of us. Also, Trimaran and Freeman Spogli may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership may adversely affect the trading price of our common stock, because investors may perceive disadvantages in owning shares of a company with significant stockholders.
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
We do not expect to declare or pay any cash or other dividends in the foreseeable future on our common stock, because we intend to use cash flow generated by operations to grow our business. Our secured revolving credit facility restricts our ability to pay cash dividends on our common stock. We may also enter into other credit agreements or other borrowing arrangements in the future that restrict or limit our ability to pay cash dividends on our common stock. See “-Our level of indebtedness, and restrictions under our credit facility, could materially and adversely affect our business, financial condition, and results of operations.”
Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could materially and adversely affect our business and the market price of our common stock.
Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which require significant resources and management oversight. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. Matters impacting our internal controls may cause us to be unable to report our financial data on a timely basis, or may cause us to restate previously issued financial data, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially adversely affect us by, for example, leading to a decline in the market price for our common stock and impairing our ability to raise capital.
Additionally, as we are no longer an emerging growth company, as defined by the JOBS Act, our independent registered public accounting firm is required pursuant to Section 404(b) of the Sarbanes-Oxley Act to attest to the effectiveness of our internal control over financial reporting on an annual basis. If we cannot maintain effective disclosure controls and procedures or internal control over financial reporting, or our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.
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
The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. LLC presently owns approximately 47.7% of our outstanding common stock and could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied. No lock-up agreements presently are in effect.
Pursuant to our stockholders' agreement, LLC and, in certain instances, Freeman Spogli, may require us to file registration statements under the Securities Act at our expense, covering resales of our common stock held by them or LLC or piggyback on a registration statement in certain circumstances. Any such sales, or the prospect of any such sales, could materially impact the market price of our common stock.
Delaware law, our organizational documents, and our existing and future debt agreements may impede or discourage a takeover, depriving our investors of the opportunity to receive a premium for their shares.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and by-laws may make it difficult for, or prevent, a third-party from acquiring control of us without the approval of our board of directors. Among other things, these provisions:

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
As of December 25, 2019, our restaurant system consisted of 482 restaurants, comprised of 195 company-operated restaurants and 287 franchised restaurants, located in California, Arizona, Nevada, Texas, Louisiana and Utah. In addition, we currently license our brand to one restaurant in the Philippines. We have not included this licensed restaurant as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation as of December 25, 2019.

State	Company- Operated	Franchised	Total
California	163	220	383
Nevada	22	5	27
Arizona	—	26	26
Texas	9	28	37
Utah	1	7	8
Louisiana	—	1	1
Total	195	287	482
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
Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, currently operating 12 and licensing 3 to franchisees. In addition, we operate 183 company-operated restaurants on leased real estate, an owned operating unit with additional parking on leased real estate, and have another 26 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have eight closed units two of which are subleased for uses other than El Pollo Loco.
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
For information regarding legal proceedings, see "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report, which information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock has been listed on The Nasdaq Stock Market LLC under the symbol “LOCO” since July 25, 2014.
As of February 27, 2020, there were approximately 50 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories.

Issuer Purchases of Equity Securities
On April 30, 2019, as part of the Company’s focus on stockholder returns, the Board of Directors approved a new stock repurchase program. The Company entered into a stock repurchase plan on May 17, 2019 (the “2019 Stock Repurchase Plan”), which allowed for the repurchase up to $30.0 million of the Company’s common stock. The 2019 Stock Repurchase Plan commenced on June 27, 2019, and was exhausted on September 26, 2019.
The following table summarizes the Company's purchases of common stock under the 2019 Stock Repurchase Program and withholdings of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees related to awards under our compensation plans in the quarterly period ended December 25, 2019 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
September 26, 2019 to October 23, 2019	12,346	$11.50	10,872	$—
October 24, 2019 to November 20, 2019	—	$—	—	$—
November 21, 2019 to December 25, 2019	—	$—	—	$—
Total	12,346		10,872

(1) During the quarterly period ended December 25, 2019, the Company withheld 1,474 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees related to awards under our compensation plans for total consideration of less than $0.1 million.
Recent Sales of Unregistered Securities
None.
Stock Performance Graph
The following graph and table illustrate the total cumulative shareholder return for (i) our common stock, (ii) the Nasdaq Composite Total Return Index and (iii) the Standard and Poor’s Supercomposite Restaurants Index, for the five years ended December 25, 2019. The graph assumes the investment of $100 at the beginning of the period (at the closing price on our first day of trading on July 25, 2014) of our common stock on December 31, 2014 and the reinvestment of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.
The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act

Date	LOCO	Nasdaq Composite	S&P Supercomposite Restaurants Index
December 31, 2014	$100.00	$100.00	$100.00
April 1, 2015	$126.24	$103.35	$106.65
July 1, 2015	$102.50	$106.47	$113.59
September 30, 2015	$53.98	$98.39	$115.34
December 30, 2015	$63.50	$108.21	$121.61
March 30, 2016	$67.35	$104.35	$126.61
June 29, 2016	$63.45	$102.76	$122.09
September 28, 2016	$65.40	$114.69	$121.01
December 28, 2016	$63.09	$117.64	$129.28
March 29, 2017	$60.09	$127.93	$134.59
June 28, 2017	$71.11	$135.61	$149.56
September 27, 2017	$60.09	$140.73	$143.21
December 27, 2017	$50.08	$151.73	$157.37
March 28, 2018	$47.57	$152.36	$153.16
June 27, 2018	$56.58	$163.65	$153.20
September 26, 2018	$62.34	$176.09	$166.41
December 26, 2018	$75.61	$144.85	$169.41
March 27, 2019	$65.10	$169.40	$190.38
June 26, 2019	$51.90	$175.79	$208.19
September 25, 2019	$55.48	$179.99	$217.41
December 25, 2019	$75.36	$200.03	$207.48

ITEM 6.	SELECTED FINANCIAL DATA
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

	Fiscal Year
	2019	2018	2017	2016	2015
Statements of Operations Data:
Revenue
Company-operated restaurant revenue(1)	$391,112	$388,835	$376,615	$355,468	$332,040
Franchise revenue (1)	28,819	25,771	25,086	24,655	23,017
Franchise advertising fee revenue(1)	22,399	21,222	—	—	—
Total revenue	442,330	435,828	401,701	380,123	355,057
Cost of operations
Food and paper costs	109,264	111,142	109,898	107,218	105,917
Labor and related expenses	116,703	112,417	106,584	97,471	84,231
Occupancy and other operating expenses	92,005	91,385	85,631	78,263	69,977
Gain on recovery of insurance proceeds, lost profits	—	—	—	(502)	—
Company restaurant expenses	317,972	314,944	302,113	282,450	260,125
General and administrative expenses	40,389	50,261	38,523	34,661	28,997
Legal settlements	—	36,258	—	—	—
Franchise expenses	27,612	24,429	3,335	3,823	3,456
Depreciation and amortization	17,855	17,825	18,128	16,053	13,092
Loss on disposal of assets	266	278	799	674	471
Expenses related to fire loss	—	—	—	48	—
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	—	(741)	—
Recovery of securities lawsuits related legal expenses	(10,000)	(8,356)	(1,666)	—	—
Impairment and closed-store reserves	4,852	9,650	33,645	8,554	92
Loss on disposition of restaurants	5,058	—	—	—	—
Total expenses	404,004	445,289	394,877	345,522	306,233
Gain on disposition of restaurants	—	—	—	28	—
Income (loss) from operations	38,326	(9,461)	6,824	34,629	48,824
Interest expense, net	3,687	3,502	3,278	3,155	3,707
Expenses related to selling shareholders	—	—	—	—	50
Income tax receivable agreement expense (income)	57	(761)	(5,570)	352	156
Income (loss) before provision (benefit) for income taxes	34,582	(12,202)	9,116	31,122	44,911
Provision (benefit) for income taxes	9,682	(3,208)	497	12,783	20,857
Net income (loss)	$24,900	$(8,994)	$8,619	$18,339	$24,054
Per Share Data:
Net income (loss) per share
Basic	$0.68	$(0.23)	$0.22	$0.48	$0.63
Diluted	$0.67	$(0.23)	$0.22	$0.47	$0.62
Weighted average shares used in computing net income (loss) per share
Basic	36,739,209	38,574,553	38,453,347	38,357,805	37,949,316
Diluted	37,441,503	38,574,553	39,086,676	39,026,950	39,039,558

(1)
On December 28, 2017 we adopted Accounting Standards Update (“ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). Results for reporting periods beginning on or after December 28, 2017 are presented under Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 605 ("ASC 605"), the accounting standard then in effect. See "Note 15 Revenue from Contracts with Customers" for further information.

	Fiscal Year
	2019	2018	2017	2016	2015
Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$36,135	$45,442	$53,671	$49,299	$57,971
Net cash used in investing activities	$(10,669)	$(27,802)	$(36,238)	$(35,202)	$(30,835)
Net cash used in financing activities	$(24,365)	$(19,221)	$(11,051)	$(18,030)	$(32,534)
Consolidated Balance Sheet Data—(at period end):
Cash and cash equivalents	$8,070	$6,969	$8,550	$2,168	$6,101
Net property (1)	$91,778	$104,145	$102,794	$118,470	$102,421
Total assets (2)	$624,752	$450,226	$442,711	$471,305	$461,028
Total debt (2), (3)	$97,000	$74,184	$93,316	$104,461	$123,638
Total stockholders’ equity	$245,566	$265,236	$274,950	$265,182	$244,633

(1)	Net property consists of property and equipment, net of accumulated depreciation and amortization.

(2)
On December 27, 2018 we adopted ASU No. 2016-02, “Leases (Topic 842)". Results for reporting periods beginning on or after December 27, 2018 are presented under Topic 842. Prior period amounts were not revised and continue to be reported in accordance with ASC Topic 840 ("Topic 840"), the accounting standard then in effect. See "Note 2. Summary of Significant Accounting Policies - Change in Accounting Policies" and "Note 5. Leases" for further information.

(3)
Total debt consists of borrowings under the 2018 Revolver and the 2014 Revolver (each, as defined below in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt and Other Obligations”), and our capital lease obligations in 2018 and prior.

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
Basis of Presentation
We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2019, 2018, and 2017 ended on December 25, 2019, December 26, 2018 and December 27, 2017, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2019, 2018, and 2017 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2019 refer to the fiscal year ended December 25, 2019.

Overview
El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the LSR segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, a combination that we call “LA-Mex”. Our distinctive menu features our signature product--citrus-marinated fire-grilled chicken--and a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Under 500 Calorie entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.
Growth Strategies and Outlook
We plan to continue to expand our business, drive restaurant sales growth, enhance our competitive positioning, and improve our operations by executing our Transformation Agenda, which consists of the following four key strategies:
•Develop a people-first culture - invest in and grow our talent;
•Differentiate the brand - accentuate our strengths and build upon them;
•Simplify operations - make it easier for employees and franchisees to run our restaurants; and
•Grow the business - responsibly and profitably for the long term.
As of December 25, 2019, we had 482 locations in six states. In fiscal 2019, we opened two new company-operated restaurants and our franchisees opened two new restaurants all in California. In fiscal 2018, we opened eight new company-operated and nine new franchised restaurants across Arizona, California, Utah, Louisiana and Texas. In 2020, we intend to open three to four new company-operated and five to eight new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.
Highlights and Trends
Comparable Restaurant Sales
In fiscal 2019, 2018, and 2017, comparable restaurant sales system-wide increased 2.0%, 1.2%, and 1.5%, respectively. Comparable restaurant sales growth reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 1.9% in fiscal 2019, 0.4% in fiscal 2018, and 1.0% in fiscal 2017. In fiscal 2019, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 2.9%, partially offset by a decrease in transactions of 1.0%. The increase in average check includes a 3.6% benefit from gross menu price increases that were implemented during 2018 and 2019. In fiscal 2018, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 1.4%, partially offset by a decrease in transactions of 1.0%. In fiscal 2017, the increase in company-operated comparable restaurant sales was driven by an increase in average check size of 1.9%, partially offset by a decrease in transactions of 0.9%. In fiscal 2019, 2018, and 2017, comparable restaurant sales at franchised restaurants increased 2.0%, 1.8%, and 1.8%, respectively.
Restaurant Development
In fiscal 2019, we opened two company-operated restaurants, and our franchisees opened two new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2019, we closed four restaurants and our franchisees closed two restaurants. Additionally, we sold 16 company-operated restaurants to franchisees. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year
	2019	2018	2017
Company-operated restaurant activity:
Beginning of period	213	212	201
Openings	2	8	16
Restaurant sale to franchisee	(16)	—	—
Closures	(4)	(7)	(5)
Restaurants at end of period	195	213	212
Franchised restaurant activity:
Beginning of period	271	265	259
Openings	2	9	7
Restaurant sale to franchisee	16	—	—
Closures	(2)	(3)	(1)
Restaurants at end of period	287	271	265
Total restaurant activity:
Beginning of period	484	477	460
Openings	4	17	23
Closures	(6)	(10)	(6)
Restaurants at end of period	482	484	477

As of December 25, 2019, together with our franchisees, we have remodeled 34 company-operated and 44 franchised restaurants using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of December 25, 2019, including new builds and remodels, we had 119 restaurants open with the "Vision" design in our system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand. In addition, we are currently working on a new asset design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that this new design will deliver good new unit volumes and cash on cash returns in both existing and new markets. We also believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. This new design replaces our “Vision” design, which was implemented in 2016.
Loco Rewards
During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn 1 point for each $1 spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a $10 reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point's terms.
In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of December 25, 2019, the amount of revenue deferred related to the earned points, net of redemptions, is $1.1 million. The Company had more than 1.5 million loyalty program members as of December 25, 2019.
Key Financial Definitions
Revenue

Our revenue is derived from two primary sources: company-operated restaurant revenue and franchise related revenue. Beginning in fiscal 2018 with the adoption of Accounting Standards Update ("ASU") ASU 2014-09, franchise related revenue includes franchise advertising fee revenue representing advertising contributions received from franchisees and franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income.
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
Impairment and Closed-Store Reserves
We review long-lived assets such as property, equipment, and intangibles, as well as ROU assets in a net asset position, on a unit-by-unit basis for impairment when events or circumstances indicate a carrying value of the assets that may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values, and record an impairment charge when appropriate. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.
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
Loss on Disposition of Restaurants
Loss on disposal of restaurants includes the loss on the sale of restaurants to franchisees, or other third parties, and includes the difference between carrying value and sales price of leasehold improvements, equipment and other assets included in the sale.
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
Results of Operations
Fiscal Year 2019 Compared to Fiscal Year 2018
Our operating results for the fiscal years ended December 25, 2019 and December 26, 2018, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2019 (52-Weeks)		2018 (52-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statements of Operations Data:
Revenue
Company-operated restaurant revenue	$391,112	88.4	$388,835	89.2	$2,277	0.6
Franchise revenue	28,819	6.5	25,771	5.9	3,048	11.8
Franchise advertising fee revenue	22,399	5.1	21,222	4.9	1,177	5.5
Total revenue	442,330	100.0	435,828	100.0	6,502	1.5
Cost of operations
Food and paper costs (1)	109,264	27.9	111,142	28.6	(1,878)	(1.7)
Labor and related expenses (1)	116,703	29.8	112,417	28.9	4,286	3.8
Occupancy and other operating expenses (1)	92,005	23.5	91,385	23.5	620	0.7
Company restaurant expenses (1)	317,972	81.3	314,944	81.0	3,028	1.0
General and administrative expenses	40,389	9.1	50,261	11.5	(9,872)	(19.6)
Legal settlements	—	—	36,258	8.3	(36,258)	(100.0)
Franchise expenses	27,612	6.2	24,429	5.6	3,183	13.0
Depreciation and amortization	17,855	4.0	17,825	4.1	30	0.2
Loss on disposal of assets	266	0.1	278	0.1	(12)	(4.3)
Recovery of securities lawsuits related legal expenses	(10,000)	(2.3)	(8,356)	(1.9)	(1,644)	19.7
Impairment and closed-store reserves	4,852	1.1	9,650	2.2	(4,798)	(49.7)
Loss on disposition of restaurants	5,058	1.1	—	—	5,058	N/A
Total expenses	404,004	91.3	445,289	102.2	(46,343)	(9.3)
Income (loss) from operations	38,326	8.7	(9,461)	(2.2)	47,787	(505.1)
Interest expense, net	3,687	0.8	3,502	0.8	185	5.3
Income tax receivable agreement expense (income)	57	0.0	(761)	(0.2)	818	(107.5)
Income (loss) before provision for income taxes	34,582	7.8	(12,202)	(2.8)	46,784	(383.4)
Provision (benefit) for income taxes	9,682	2.2	(3,208)	(0.7)	12,890	(401.8)
Net income (loss)	$24,900	5.6	$(8,994)	(2.1)	$33,894	(376.9)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
In fiscal 2019, company-operated restaurant revenue increased $2.3 million, or 0.6%, due to $7.6 million of additional sales from restaurants opened during or after the first quarter of the prior year. In addition, company-operated revenue was favorably impacted by an increase in company-operated comparable restaurant sales of $7.0 million, or 1.9%, and an increase in other revenue of $0.6 million. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 2.9%, partially offset by a decline in transactions of 1.0%, compared to the prior year. The increase in average check includes a 3.6% benefit from gross menu price increases that were implemented during 2018 and 2019. The increase in company-operated restaurant revenue was partially offset by $12.9 million of net impact of lost sales from restaurants closed in fiscal 2019 and 2018, and the 16 company-operated restaurants sold by the Company to franchisees during the 2019.
Franchise Revenue
In fiscal 2019, franchise revenue increased $3.0 million, or 11.8%. This increase was primarily due to higher fees received from franchised restaurants related to their use of our point-of-sales system, a franchise comparable restaurant sales increase of 2.0%, the opening of 11 new franchised restaurants during or after the first quarter of the prior year and 16 company-operated restaurants sold by the Company to franchisees during the year. This franchise revenue increase was partially offset by the closure of five franchise locations during the same period.

Franchise Advertising Fee Revenue
Franchise advertising fee revenue increased, which is paid as a percentage of the franchise restaurants' net sales, $1.2 million, or 5.5% from the comparable period in the prior year. This increase was primarily due to an increase in the number of franchise locations and increased franchise comparable restaurant sales.
Food and Paper Costs
Food and paper costs decreased $1.9 million, or 1.7%, in fiscal 2019, due to a $1.8 million decrease in food costs and a $0.1 million decrease in paper costs. The decrease in food and paper costs resulted primarily from lower company transactions, partially offset by higher commodity inflation. Food and paper costs as a percentage of company-operated restaurant revenue were 27.9% in fiscal 2019, compared to 28.6% in fiscal 2018. This percentage decrease was due primarily to an increase in pricing, partially offset by commodity inflation.
Labor and Related Expenses
Payroll and benefit expenses increased $4.3 million, or 3.8% in fiscal 2019. This increase was due primarily to additional labor needs arising from the opening of two new restaurants in fiscal 2019 and eight new restaurants in fiscal 2018, minimum wage increases in California and, specifically, Los Angeles, and higher workers' compensation expense due to increased claims activity, partially offset by a reduction in labor for restaurant closures and locations sold to franchisees in fiscal 2019 and 2018. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 29.8% in fiscal 2019, compared to 28.9% in fiscal 2018. This increase was primarily due to the wage increases noted above, partially offset by higher restaurant revenue from increases in pricing.
Occupancy and Other Operating Expenses
Occupancy and other operating expenses increased $0.6 million, or 0.7%, in fiscal 2019. This increase for the year-to-date period was due to a $1.1 million increase in customer order delivery fees due to increased delivery orders, a $0.2 million increase in repair and maintenance costs and a $0.2 million increase in utilities costs. These increases were partially offset by a $0.8 million decrease in advertising costs and a $0.1 million decrease in other operating expenses. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue was 23.5% for both fiscal 2019 and fiscal 2018, primarily due to the higher costs noted above, offset by increased pricing.
General and Administrative Expenses
General and administrative expenses decreased $9.9 million, or 19.6%, in fiscal 2019. The decrease for the year-to-date period was due primarily to (i) a $10.2 million decrease in legal expenses related primarily to a decrease in securities class action litigation costs, (ii) a $0.5 million decrease in restaurant pre-opening costs, (iii) a $0.3 million decrease in travel expense and (iv) a $0.3 million decrease in recruiting costs. These decreases were partially offset by a $0.6 million increase in labor related costs, primarily related to an increase in estimated management bonus expenses, a $0.5 million increase in stock compensation expenses and a $0.3 million increase in other general and administrative expenses. General and administrative expenses as a percentage of total revenue were 9.1% in fiscal 2019, compared to 11.5% in fiscal 2018. This decrease is primarily due to the cost decreases noted above.
Legal Settlements
Legal settlements decreased $36.3 million in fiscal 2019. The decrease was due to (i) an accrual in 2018 of a settlement amount in fiscal 2019 related to an agreement in principle to settle all claims and allegations for the securities class action as discussed in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report and (ii) an accrual in 2018 of an expected settlement amount related to an agreement in principle to settle all claims and allegations related to multiple wage and hour class action suits as discussed in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
Franchise Expenses
Franchise expenses increased $3.2 million, or 13.0%, in fiscal 2019. The increase for the year-to-date period was primarily due to increase in expenses initially paid by the Company on behalf of the franchisee, and subsequently reimbursed by the franchisee. Specifically, related to advertising expenses, rent expense for locations sub-leased and the franchisee use of our point-of-sale system.
Impairment and Closed-Store Reserves
During fiscal 2019, we determined that the carrying value of ROU assets and long-lived assets at certain restaurants may not be recoverable. As a result, we recorded a $3.6 million impairment expense primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and one restaurant closed during fiscal 2019, and the long-lived assets of one restaurant in California.
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
During the fiscal 2019, the Company closed two restaurants in California and two in Texas and recognized $1.3 million of closed-store reserve expense for fiscal 2019, primarily related to the amortization of ROU assets for the closed stores.
The Company continues to monitor the recoverability of the carrying value of the assets of several other restaurants.
Interest Expense, Net
For fiscal 2019, net interest expense, increased by $0.2 million, primarily due to higher outstanding balances on our 2018 Revolver (as defined below), partially offset by interest income received related to the interest rate swap entered into during fiscal 2019. See "Note 6, Long-Term Debt, Interest Rate Swap."
Income Tax Receivable Agreement
In fiscal 2019 we recognized income tax receivable agreement expense of $0.1 million as a result of changes to future forecasted results. In 2018, we incurred income tax receivable agreement income of $0.8 million, resulting from changes to future forecasted results and timing of the deductibility of certain temporary differences including the current year legal settlement accrual. In fiscal 2019 and 2018, we paid $5.8 million and $7.3 million, respectively, to our pre-IPO stockholders under the TRA.
Provision for Income Taxes
In fiscal 2019, we recorded an income tax expense of $9.7 million, compared to income tax benefit of $3.2 million in fiscal 2018, reflecting an estimated effective tax rate of 28.0% and 26.3%, respectively. The higher effective tax rate in 2019 resulted primarily from an increase in disallowed executive compensation under section 162(m) and a decrease in benefit from Workers Opportunity Tax Credit relative to pretax book income. In addition, there was a $1.0 million valuation allowance against our deferred tax assets recorded in each of fiscal 2018 and fiscal 2017. The valuation allowance against our deferred tax assets resulted from certain tax credits that may not be realizable prior to the time the credits expire.

Fiscal Year 2018 Compared to Fiscal Year 2017
Our operating results for the fiscal years ended December 26, 2018 and December 27, 2017, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2018 (52-Weeks)		2017 (52-Weeks)		Increase / (Decrease)
	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Statements of Operations Data:
Revenue
Company-operated restaurant revenue	$388,835	89.2	$376,615	93.8	$12,220	3.2
Franchise revenue	25,771	5.9	25,086	6.2	685	2.7
Franchise advertising fee revenue	21,222	4.9	—	—	21,222	N/A
Total revenue	435,828	100.0	401,701	100.0	34,127	8.5
Cost of operations
Food and paper costs (1)	111,142	28.6	109,898	29.2	1,244	1.1
Labor and related expenses (1)	112,417	28.9	106,584	28.3	5,833	5.5
Occupancy and other operating expenses (1)	91,385	23.5	85,631	22.7	5,754	6.7
Company restaurant expenses (1)	314,944	81.0	302,113	80.2	12,831	4.2
General and administrative expenses	50,261	11.5	38,523	9.6	11,738	30.5
Legal settlements	36,258	8.3	—	—	36,258	N/A
Franchise expenses	24,429	5.6	3,335	0.8	21,094	632.5
Depreciation and amortization	17,825	4.1	18,128	4.5	(303)	(1.7)
Loss on disposal of assets	278	0.1	799	0.2	(521)	(65.2)
Recovery of securities lawsuits related legal expenses	(8,356)	(1.9)	(1,666)	(0.4)	(6,690)	401.6
Impairment and closed-store reserves	9,650	2.2	33,645	8.4	(23,995)	(71.3)
Total expenses	445,289	102.2	394,877	98.3	50,412	12.8
(Loss) income from operations	(9,461)	(2.2)	6,824	1.7	(16,285)	(238.6)
Interest expense, net	3,502	0.8	3,278	0.8	224	6.8
Income tax receivable agreement income	(761)	(0.2)	(5,570)	(1.4)	4,809	(86.3)
(Loss) income before provision for income taxes	(12,202)	(2.8)	9,116	2.3	(21,318)	(233.9)
(Benefit) provision for income taxes	(3,208)	(0.7)	497	0.1	(3,705)	(745.5)
Net (loss) income	$(8,994)	(2.1)	$8,619	2.1	$(17,613)	(204.4)

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator.  All other percentages use total revenue.

Company-Operated Restaurant Revenue
In fiscal 2018, company-operated restaurant revenue increased $12.2 million, or 3.2%, due to $16.3 million of additional sales from new restaurants. In addition, company-operated revenue was favorably impacted by an increase in company-operated comparable restaurant sales of $1.6 million, or 0.4%. The increase in average check includes a 2.1% benefit from gross menu price increases that were implemented during 2017 and 2018. The growth in company-operated comparable restaurant sales was due primarily to an increase in average check size of 1.4%, partially offset by a decline in transactions of 1.0%, compared to the prior year. The increase in company-operated restaurant revenue was partially offset by $5.3 million of net impact of lost sales from closed restaurants in fiscal 2018 and 2017, and a $0.4 million decrease in other revenue.

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
Franchise Advertising Fee Revenue
Beginning in fiscal 2018, we implemented ASU 2014-09, which requires us to present franchise advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of operations. As such, franchise revenue increased $21.2 million, from the comparable period in the prior year, as this was the first year of implementation. Refer to the Consolidated Financial Statements, "Note 15, Revenue from Contracts with Customers", in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report for further details.
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
Labor and Related Expenses
Payroll and benefit expenses increased $5.8 million in fiscal 2018. This increase was due primarily to additional labor needs arising from the opening of eight new restaurants in fiscal 2018 and 16 new restaurants in fiscal 2017 (partially offset by reduced labor for restaurant closures in fiscal 2018 and 2017), minimum wage increases in California and Los Angeles, and higher group insurance costs due to increased claims activity. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 28.9% in fiscal 2018, compared to 28.3% in fiscal 2017. This increase was primarily due to the wage increases noted above, partially offset by higher restaurant revenue from increases in pricing.
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
General and Administrative Expenses
General and administrative expenses increased $11.7 million in fiscal 2018. The increase was due primarily to (i) an $8.7 million increase in legal expense primarily related to the securities class action as discussed in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report, (ii) a $1.4 million increase in payroll expense due primarily to an increase in our accrual for our annual bonus program and an increase in severance costs related to executive terminations, (iii) a $0.9 million increase in stock compensation related expenses, primarily related to the stock modification discussed in "Note 11. Stock-Based Compensation" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report and (iv) a $0.5 million increase in other professional fees, primarily related to general internal audit control development and effectiveness testing as well as additional tax services during 2018. These increases were partially offset by a $1.1 million decrease in new restaurant opening costs. General and administrative expenses as a percentage of total revenue was 11.5% in fiscal 2018, compared to 9.6% in fiscal 2017. This increase is primarily due to the higher costs noted above.
Legal Settlements

Legal settlements increased $36.3 million in fiscal 2018. The increase was due to (i) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations for the securities class action as discussed in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report and (ii) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations related to multiple wage and hour class action suits as discussed in "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
Franchise Expenses
Beginning in fiscal 2018, we implemented ASU 2014-09, which requires us to present franchise advertising contributions received from franchisees as franchise advertising fee revenue and record all expenses of the advertising fund within franchise expenses, resulting in an increase in revenues and expenses on our consolidated statements of income. As such, franchise expenses increased by $21.1 million, from the comparable period in the prior year, representing the presentation of advertising fund expenses within franchise expenses as this was the first year of implementation. Refer to the Consolidated Financial Statements, "Note 15, Revenue from Contracts with Customers", in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report for further details.
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
Income Tax Receivable Agreement
In fiscal 2018, we recognized income tax receivable agreement income of $0.8 million as a result of changes to future forecasted results and the timing of the deductibility of certain temporary differences including the current year legal settlement accruals. In 2017 we incurred income tax receivable agreement income of $5.6 million, resulting from the amortization of interest expense related to our total expected TRA payments, changes to future forecasted results, the reduction of the expected TRA liability as a result of the impact of the Tax Cuts and Jobs Act (the “Tax Act") on the corporate tax rate on future years, and expected realization of various pre-IPO tax credits. In fiscal 2018 and 2017, we paid $7.3 million and $11.1 million, respectively, to our pre-IPO stockholders under the TRA.
Provision for Income Taxes
In fiscal 2018, we recorded an income tax expense of $3.2 million, compared to income tax expense of $0.5 million in fiscal 2017, reflecting an estimated effective tax rate of 26.3% and 5.5%, respectively. The lower effective tax rate in 2017 resulted primarily from the Tax Act enacted on December 22, 2017. The Tax Act had the following effects on our income tax expense for the year ended December 27, 2017:

•
Under ASC 740, Income Taxes, we are required to revalue any deferred tax assets or liabilities in the period of enactment by the change in tax rates. The Tax Act lowers the corporate income tax rate from 35% to 21%. We estimated the impact of the revaluation of our deferred tax assets and liabilities, resulting in a decrease to our net deferred income tax liability by $1.4 million which is reflected as a decrease in our income tax expense in our results for fiscal 2017.

•	The reduced corporate tax rate, also resulted in a TRA benefit to the provision for income tax expense for fiscal 2017 in the amount of $2.0 million.

•
The Tax Act is generally effective for tax years beginning after December 31, 2017. As such, the reduction in the corporate income tax rate from 35% to 21% is effective for the fiscal year ended December 26, 2018.

In addition, there was a $1.0 million valuation allowance against our deferred tax assets recorded in each of fiscal 2018 and 2017. The valuation allowance against our deferred tax assets resulted from certain tax credits that may not be realizable prior to the time the credits expire.
Key Performance Indicators
To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes ("AUV"), restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2019, our restaurants generated company-operated restaurant revenue of $391.1 million and system-wide sales of $894.5 million, and system comparable sales increased 2.0%, consisting of company-operated restaurant comparable sales growth of 1.9% and franchised comparable sales growth of 2.0%. The company-operated comparable sales increase consisted of a 2.9% check growth, partially offset by a 1.0% transaction decrease. In fiscal 2019, for company-operated restaurants, our annual AUV was $1.9 million, restaurant contribution margin was 18.7%, and Adjusted EBITDA was $62.5 million.
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
The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Fiscal Year
(Dollar amounts in thousands)	2019	2018	2017
Company-operated restaurant revenue	$391,112	$388,835	$376,615
Franchise revenue	28,819	25,771	25,086
Franchise advertising fee revenue	22,399	21,222	—
Total Revenue	442,330	435,828	401,701
Franchise revenue	(51,218)	(46,993)	(25,086)
Sales from franchised restaurants	503,413	479,574	465,149
System-wide sales	$894,525	$868,409	$841,764
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 25, 2019, December 26, 2018 and December 27, 2017, there were 460, 449, and 424 comparable restaurants, 195, 195, and 181 company-operated and 265, 254 and 243 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.
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
Restaurant Contribution and Restaurant Contribution Margin
Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution excludes certain costs, such as general and administrative expenses, depreciation and amortization, impairment and closed-store reserve and other costs that are considered normal operating costs and accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of shareholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue.
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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2019	2018	2017

Restaurant contribution:
Income (loss) from operations	$38,326	$(9,461)	$6,824
Add (less):
General and administrative expenses	40,389	50,261	38,523
Legal settlements	—	36,258	—
Franchise expenses	27,612	24,429	3,335
Depreciation and amortization	17,855	17,825	18,128
Loss on disposal of assets	266	278	799
Franchise revenue	(28,819)	(25,771)	(25,086)
Franchise advertising fee revenue	(22,399)	(21,222)	—
Recovery of securities lawsuits related legal expenses	(10,000)	(8,356)	(1,666)
Impairment and closed-store reserves	4,852	9,650	33,645
Loss on sale of restaurants	5,058	—	—
Restaurant contribution	$73,140	$73,891	$74,502

Company-operated restaurant revenue:
Total revenue	$442,330	$435,828	$401,701
Less:
Franchise revenue	(28,819)	(25,771)	(25,086)
Franchise advertising fee revenue	(22,399)	(21,222)	—
Company-operated restaurant revenue	$391,112	$388,835	$376,615

Restaurant contribution margin (%)	18.7%	19.0%	19.8%
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
EBITDA and Adjusted EBITDA
EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation, and amortization. Adjusted EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation, amortization, and items that we do not consider representative of our on-going operating performance, as identified in the reconciliation table below.
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
The following table sets forth reconciliations of our net (loss) income to EBITDA and Adjusted EBITDA:

	Fiscal Year
	2019	2018	2017
Net income (loss)	$24,900	$(8,994)	$8,619
Non-GAAP adjustments:
Provision (benefit) for income taxes	9,682	(3,208)	497
Interest expense, net	3,687	3,502	3,278
Depreciation and amortization	17,855	17,825	18,128
EBITDA	$56,124	$9,125	$30,522
Stock-based compensation expense (a)	2,474	1,278	1,056
Loss on disposal of assets (b)	266	278	799
Recovery of securities lawsuits related legal expense (c)	(10,000)	(8,356)	(1,666)
Impairment and closed-store reserves (d)	4,852	9,650	33,645
Loss on disposition of restaurants (e)	5,058	—	—
Legal settlements (f)	—	36,258	—
Income tax receivable agreement expense (income) (g)	57	(761)	(5,570)
Securities class action legal expense (h)	3,181	13,532	4,236
Pre-opening costs (i)	366	837	1,981
Executive transition costs (j)	151	1,081	284
Adjusted EBITDA	$62,529	$62,922	$65,287

(a)	Includes non-cash, stock-based compensation, excluding stock-based compensation costs associated with the transition of our former CEO.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
In fiscal 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit and in fiscal 2018 we received insurance proceeds of $8.4 million related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

(d)
Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During fiscal 2019, we recorded impairment charges of $3.6 million for the year ended December 25, 2019, primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and one restaurant closed during fiscal 2019, and the long-lived assets of one restaurant in California. Additionally, during fiscal 2019, we closed two restaurants in California and two restaurants in Texas and recognized $1.3 million of closed-store reserve expense for the fiscal year ended 2019, primarily related to the amortization of ROU assets for closed stores.

In fiscal 2018, we recorded a non-cash impairment charge of $5.1 million, primarily related to the carrying value of four restaurants in Arizona, California and Texas, including a restaurant in Texas that opened in early 2018. Additionally, during fiscal 2018, we closed seven restaurants in Texas, California and Arizona. These closures resulted in closed-store reserve expenses of $4.5 million during fiscal 2018.
In fiscal 2017, we recorded a non-cash impairment charge of $32.6 million, primarily related to the carrying value of the assets of 23 restaurants in Arizona, California and Texas. The impairment expense for fiscal 2017 includes an impairment expense of $27.7 million, representing the entire value of capitalized assets of all of the company-operated restaurants in Texas, net of previously recorded depreciation. Additionally, during fiscal 2017, we closed four restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016, one of which was impaired during the third quarter of 2016 and the other two were impaired in fiscal 2017. Additionally, we closed one restaurant in Arizona, which was fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.1 million during fiscal 2017.

(e)
During fiscal 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee, seven company-operated restaurants in the Phoenix area to another existing franchisee and five company-operated restaurants in Texas to a third franchisee, which resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the year ended December 25, 2019.

(f)
Legal settlements of $36.3 million in fiscal 2018 included (i) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations for the securities class action and (ii) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations, related to multiple wage and hour class action suits. For additional information on legal settlements, see "Note 13. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

(g)
On July 30, 2014, we entered into the income tax receivable agreement ("TRA"). This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 25, 2019 and December 26, 2018, income tax receivable agreement expense (income) consisted of the amortization of interest expense and changes to future forecasted results and the timing of deductibility of certain timing differences, including for fiscal 2018 the legal settlement accruals, related to our total expected TRA payments. For fiscal 2017, the income tax receivable agreement income was primarily due to the Tax Cuts and Jobs Act (the "Tax Act"), and the resulting changes to the Federal corporate income tax rate.

(h)
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

(j)	Includes costs associated with the transition of our CEO, such as executive recruiting costs and stock-based compensation costs associated with the transition of our former CEO in 2018.

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
The following table presents summary cash flow information for the years indicated:

	Fiscal Year
(Amounts in thousands)	2019	2018	2017
Net cash provided by (used in)
Operating activities	$36,135	$45,442	$53,671
Investing activities	(10,669)	(27,802)	(36,238)
Financing activities	(24,365)	(19,221)	(11,051)
Net increase (decrease) in cash and cash equivalents	$1,101	$(1,581)	$6,382
Operating Activities
In fiscal 2019, net cash provided by operating activities decreased by $9.3 million compared to fiscal 2018. This was due primarily to unfavorable working capital fluctuations.
In fiscal 2018, net cash provided by operating activities decreased by $8.2 million compared to fiscal 2017. This was due primarily to unfavorable working capital fluctuations.
Investing Activities
In fiscal 2019, net cash used in investing activities decreased by $17.1 million compared to fiscal 2018. This was due to a decrease of $12.4 million in capital expenditure spending, due primarily to opening two new company-operated restaurants in fiscal 2019, compared to eight new restaurants in fiscal 2018, and cash proceeds of $4.8 million related to the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. In fiscal 2019, we incurred capital expenditures of approximately $15.4 million, consisting of $6.6 million related to new restaurants, $2.4 million related to the remodeling of existing restaurants, and $6.4 million related to major maintenance and other corporate capital expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.
In fiscal 2018, net cash used in investing activities decreased by $8.4 million compared to fiscal 2017.  This was due to a decrease in capital expenditure spending, due primarily to opening eight new company-operated restaurants in fiscal 2018, compared to 16 new restaurants in fiscal 2017. In fiscal 2018, we incurred capital expenditures of approximately $27.8 million, consisting of $14.6 million related to new restaurants, $6.3 million related to the remodeling of existing restaurants, and $6.9 million related to major maintenance and other corporate capital expenditures. Capital expenditures for these periods exclude unpaid purchases of property and equipment.
Financing Activities
In fiscal 2019, net cash used by financing activities increased by $5.1 million compared to fiscal 2018. This was due primarily to an increase in repurchases of common stock of $47.4 million and a decrease in proceeds received from stock option exercises of $0.4 million in fiscal 2019 compared to fiscal 2018, partially offset by an increase in net borrowings on our revolving debt of $42.7 million.
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
Debt and Other Obligations
Current Credit Agreement
On July 13, 2018, the Company refinanced its credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto (the "2014 Revolver") pursuant to a credit agreement (the "2018 Credit Agreement") among El Pollo Loco, Inc. ("EPL"), our indirect wholly owned operating subsidiary, as borrower, and the Company and EPL Intermediate, Inc. ("Intermediate"), Holdings' direct subsidiary, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the

“2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.
Borrowings under the 2018 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in the range of 0.25% to 1.25%. For borrowings under the 2018 Revolver during fiscal 2019, the interest rate range was 3.2% to 6.0%. For borrowings under both the 2014 Revolver and the 2018 Revolver during fiscal 2018, the interest rate range was 3.3% to 4.0%. The interest rate under the 2018 Revolver was 3.2% at December 25, 2019 and 4.0% under the 2018 Revolver at December 26, 2018.
The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 25, 2019. See the "Notes to the Consolidated Financial Statements," "Note 1, Description of Business" for restrictions on the payment of dividends under the 2018 Credit Agreement. At December 25, 2019, $8.4 million of letters of credit and $97.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $44.6 million at December 25, 2019.
During the year ended December 25, 2019, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 2.81%. The interest rate swap matures in June 2023.
Contractual Obligations
The following table represents our contractual commitments to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 25, 2019:

	Payments Due by Period
(Amounts in thousands)	Total	2020	2021- 2022	2023- 2024	2025 and thereafter
Operating leases	$259,171	$26,808	$50,849	$42,060	$139,454
Finance leases	153	54	99	—	—
Long-term debt (1)	109,461	3,150	6,207	100,104	—
Income tax receivable agreement	8,236	4,935	2,292	1,009	—
Purchasing commitments—chicken	25,185	25,185	—	—	—
Total	$402,206	$60,132	$59,447	$143,173	$139,454
(1) Includes expected interest expenses, calculated based on applicable interest rates at December 25, 2019.
Off-Balance Sheet Arrangements
At December 25, 2019, December 26, 2018, and December 27, 2017, we had $8.4 million, $8.5 million, and $8.1 million, respectively, of borrowing capacity on the 2018 Revolver or 2014 Revolver pledged as collateral to secure outstanding letters of credit.
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
Revenue Recognition
We record revenue from company-operated restaurants as food and beverage products are delivered to customers and payment is tendered at the time of sale. We present sales net of sales-related taxes and promotional allowances. In the case of gift card sales, we record revenue when the gift card is redeemed by the customer. We record royalties from franchised restaurant sales based on a percentage of restaurant revenues in the period that the related franchised restaurants’ revenues are earned. Prior to the adoption of ASU 2014-09, the Company's accounting policy was to recognize initial franchise fees, development fees, and franchise agreement renewals when all material obligations had been performed and conditions were satisfied, typically when operations of the franchised restaurant commenced. In accordance with the terms of the new guidance in ASU 2014-09 adopted for fiscal 2018, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and will, therefore, be treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, will be recognized over the franchise, or renewal, term, which is typically 20 years. For additional information regarding the adoption of ASU 2014-09, see "Note 2. Summary of Significant Accounting Policies" and "Note 15. Revenue from Contracts with Customers" in our accompanying "Notes to Consolidated Financial Statements" included in "Item 8. Financial Statements and Supplementary Data" in this Annual Report.
Goodwill and Indefinite-Lived Intangible Assets, Net
Intangible assets consist primarily of goodwill and trademarks.
We do not amortize our goodwill and indefinite-lived intangible assets. We perform an annual impairment test for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our annual goodwill impairment assessment at December 25, 2019, we performed a qualitative assessment and concluded that the fair value of the reporting unit to which goodwill was assigned exceeded our book equity. Accordingly, we did not identify any goodwill impairment.
We perform an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. For our impairment test for indefinite-lived intangible assets at December 25, 2019, we performed a qualitative assessment and concluded that the fair value of the indefinite-lived intangible assets exceeded their carrying value and that there was no impairment.
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
In the first quarter of fiscal 2019, we adopted Topic 842. In applying the requirements of Topic 842 we made significant assumptions and judgments related to determination of whether a contract contains a lease and the discount rate used for the lease. In determining if any of our contracts contain a lease, we made assumptions and judgments related to our ability to direct the use of any assets stated in the contract and the likelihood of renewing any short-term contracts for a period extending past twelve months. We also made significant assumptions and judgments in determining an appropriate discount rate for property leases. These included using a consistent discount rate for a portfolio of leases entered into at varying dates, using the full 20-year term of the lease, excluding any options, and using the total minimum lease payments. We utilized a third-party valuation firm to assist in determining the discount rate, based on the above assumptions. For all other leases, we used the discount rate implicit in the lease, or the Company’s incremental borrowing rate.
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
Income Taxes
We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 25, 2019, we had federal and state net operating loss (“NOL”) carryforwards of $8.6 million and less than $0.1 million, respectively. These Federal and State NOLs expire beginning in 2033 and 2028, respectively.
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
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. We are permitted to make TRA payments under the 2018 Revolver. In fiscal 2019, we recognized an expense of $0.1 million as a result of changes to future forecasted results. In fiscal 2018, we recognized a benefit of $0.8 million, as a result of changes to future forecasted results and the timing of the deductibility of certain temporary differences including the current year legal settlement accruals. In fiscal 2017, we recognized a benefit of $5.6 million, related to the amortization of the present value of the TRA obligation, the impact of the Tax Act on the corporate tax rate on future years, and an adjustment to the expected TRA liability, due to the expected realization of various pre-IPO tax credits.
In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. As of fiscal 2019, the deferred asset balance related to these various tax credits, net of valuation allowance was $3.3 million. The fiscal 2019 provision includes a $6.0 million valuation allowance against our deferred tax asset, resulting from certain tax credits that may not be realizable prior to the time the credits expire. Also, in fiscal 2019, federal work opportunity tax credits (“WOTC”) of approximately $0.3 million were generated.
Stock-Based Compensation
We measure and recognize compensation expense for the estimated fair value of equity instruments for employees and non-employee directors based on the grant-date fair value of the award. For awards that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. In fiscal 2019, the Company granted 323,900 stock options and 299,052 restricted stock awards, with an exercise price equal to the fair market value of the common stock on the date of grant. The awards granted in fiscal 2019, 2018 and 2017 had a four-year vesting period for employees and three-year vesting period for directors. Included in the fiscal 2018 restricted stock award grants were 72,116 performance share units which have a five-year term. Performance share units are granted at fair market value on the date of grant and are subject to service-based and market-based vesting conditions. For stock options that were based on performance requirements, costs were recognized over the periods to which the performance criteria related. As of December 25, 2019, there were no remaining performance-based stock options outstanding. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, we utilize the Black–Scholes option pricing model.
Recent Accounting Pronouncements
Recent accounting pronouncements are described in "Note 2. Summary of Significant Accounting Policies" in our accompanying "Notes to Consolidated Financial Statements" included in this Annual Report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We are exposed to market risk from changes in interest rates on our debt, which bears interest at USD LIBOR plus a margin between 1.25% and 2.25%. As of December 25, 2019, we had outstanding borrowings of $97.0 million related to our 2018 Revolver and another $8.4 million of letters of credit in support of our insurance programs and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps, we effectively had $57.0 million of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $0.6 million.
We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap during the year ended December 25, 2019 with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 2.81%. The interest rate swap matures in June 2023.
Inflation
Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. We have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs. On January 1, 2018, the State of California (where most of our restaurants are located) minimum wage rose to $11.00 per hour, and on January 1, 2019 and on January 1, 2020, it was increased to $12.00 per hour and $13.00 per hour, respectively. We also do substantial business in locales such as the City of Los Angeles and the County of Los Angeles. On July 1, 2018 and July 1, 2019, the minimum wage in the City of Los Angeles increased to $13.25 per hour and $14.25 per hour, respectively. Starting July 1, 2020, the minimum wage in the City of Los Angeles will increase to $15.00 per hour. For details, see "Item 1A. Risk Factors—Risks Related to Our Business and Industry—If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.” In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future.
Commodity Price Risk
We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as disease or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In periods where the prices of commodities drop, we may pay higher prices under our purchasing commitments. In rapidly-fluctuating commodities markets, it may prove difficult for us to adjust our menu prices in accordance with input price fluctuations. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk. See "Item 1A. Risk Factors—Risks Related to Our Business and Industry—Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition and results of operations,” and "Note 13. Commitments and Contingencies—Purchase Commitments" in our accompanying "Notes to Consolidated Financial Statements" included in this Annual Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
EL POLLO LOCO HOLDINGS, INC. AND SUBSIDIARIES
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
El Pollo Loco Holdings, Inc.
Costa Mesa, California
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) as of December 25, 2019 and December 26, 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2019 and December 26, 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 25, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 6, 2020, expressed an unqualified opinion thereon.
Change in Accounting Method Related to Leases and Revenue
As discussed in Notes 2 and 5 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Codification (“ASC”) 842 - Leases.
As discussed in Notes 2 and 15 to the consolidated financial statements, the Company has changed its method of accounting for revenues in 2018 due to the adoption of ASC 606 - Revenue from Contracts with Customers.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Costa Mesa, California
March 6, 2020

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except share data)

	December 25, 2019	December 26, 2018
Assets
Current assets:
Cash and cash equivalents	$8,070	$6,969
Accounts and other receivables, net	8,505	9,599
Inventories	2,009	2,479
Prepaid expenses and other current assets	5,718	2,998
Income tax receivable	376	—
Total current assets	24,678	22,045
Property and equipment, net	91,778	104,145
Property held under finance lease, net	—	16
Property held under operating leases, net (ROU Asset)	192,395	—
Goodwill	248,674	248,674
Trademarks, net	61,888	61,888
Other intangible assets, net	—	280
Deferred tax assets	3,709	11,709
Other assets	1,630	1,469
Total assets	$624,752	$450,226
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$34	$68
Current portion of obligations under operating leases	16,406	—
Accounts payable	5,627	9,564
Accrued salaries and benefits	8,618	7,574
Accrued insurance	9,440	7,076
Accrued income taxes payable	—	71
Accrued interest	302	149
Current portion of income tax receivable agreement payable	4,935	6,637
Other accrued expenses and current liabilities	28,597	51,764
Total current liabilities	73,959	82,903
Revolver loan	97,000	74,000
Obligations under finance leases, net of current portion	83	116
Obligations under operating leases, net of current portion	197,492	—
Deferred taxes	1,672	—
Other intangible liabilities, net	—	642
Income tax receivable agreement payable, net of current portion	3,301	7,305
Other noncurrent liabilities	5,679	20,024
Total liabilities	379,186	184,990
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value—100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value—200,000,000 shares authorized; 35,126,582 and 39,009,451 shares issued and outstanding as of December 25, 2019 and December 26, 2018, respectively	351	390
Additional paid-in capital	330,950	375,734
Accumulated deficit	(85,988)	(110,888)

Accumulated other comprehensive income	253	—
Total stockholders’ equity	245,566	265,236
Total liabilities and stockholders’ equity	$624,752	$450,226
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except share data)

For the Years Ended	December 25, 2019	December 26, 2018	December 27, 2017
Revenue
Company-operated restaurant revenue	$391,112	$388,835	$376,615
Franchise revenue	28,819	25,771	25,086
Franchise advertising fee revenue	22,399	21,222	—
Total revenue	442,330	435,828	401,701
Cost of operations
Food and paper costs	109,264	111,142	109,898
Labor and related expenses	116,703	112,417	106,584
Occupancy and other operating expenses	92,005	91,385	85,631
Company restaurant expenses	317,972	314,944	302,113
General and administrative expenses	40,389	50,261	38,523
Legal settlements	—	36,258	—
Franchise expenses	27,612	24,429	3,335
Depreciation and amortization	17,855	17,825	18,128
Loss on disposal of assets	266	278	799
Recovery of securities lawsuits related legal expenses	(10,000)	(8,356)	(1,666)
Impairment and closed-store reserves	4,852	9,650	33,645
Loss on disposition of restaurants	5,058	—	—
Total expenses	404,004	445,289	394,877
Income (loss) from operations	38,326	(9,461)	6,824
Interest expense, net	3,687	3,502	3,278
Income tax receivable agreement expense (income)	57	(761)	(5,570)
Income (loss) before provision (benefit) for income taxes	34,582	(12,202)	9,116
Provision (benefit) for income taxes	9,682	(3,208)	497
Net income (loss)	$24,900	$(8,994)	$8,619
Net income (loss) per share:
Basic	$0.68	$(0.23)	$0.22
Diluted	$0.67	$(0.23)	$0.22
Weighted average shares used in computing net income (loss) per share:
Basic	36,739,209	38,574,553	38,453,347
Diluted	37,441,503	38,574,553	39,086,676
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in thousands)

	December 25, 2019	December 26, 2018	December 27, 2017
Net income (loss)	$24,900	$(8,994)	$8,619
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized gains arising during the period from interest rate swap	430	—	—
Reclassifications of gains into net income	(84)	—	—
Income tax	(93)	—	—
Other comprehensive income, net of taxes	253	—	—
Comprehensive income (loss)	$25,153	$(8,994)	$8,619
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Amounts in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 28, 2016	38,473,772	$385	$371,843	$(107,046)	$—	$265,182
Stock-based compensation	—	—	1,056	—	—	1,056
Issuance of common stock related to restricted shares, net	170,417	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	17,661	—	93	—	—	93
Net income	—	—	—	8,619	—	8,619
Balance, December 27, 2017	38,661,850	387	372,990	(98,427)	—	274,950
Cumulative effect of accounting change (see Note 2)	—	—	—	(3,467)	—	(3,467)
Stock-based compensation	—	—	2,005	—	—	2,005
Issuance of common stock related to restricted shares, net	155,229	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	269,549	3	1,834	—	—	1,837
Shares repurchased for employee tax withholdings	(10,768)	—	(114)	—	—	(114)
Repurchase of common stock	(66,409)	(1)	(980)	—	—	(981)
Net loss	—	—	—	(8,994)	—	(8,994)
Balance, December 26, 2018	39,009,451	390	375,734	(110,888)	—	265,236
Stock-based compensation	—	—	2,474	—	—	2,474
Issuance of common stock related to restricted shares, net	309,404	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	234,728	2	1,448	—	—	1,450
Shares repurchased for employee tax withholdings	(31,397)	—	(365)	—	—	(365)
Repurchase of common stock	(4,395,604)	(43)	(48,339)	—	—	(48,382)
Other comprehensive income, net of income tax	—	—	—	—	253	253
Net income	—	—	—	24,900	—	24,900
Balance, December 25, 2019	35,126,582	$351	$330,950	$(85,988)	$253	$245,566
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

For the Years Ended	December 25, 2019	December 26, 2018	December 27, 2017
Cash flows from operating activities
Net income (loss)	$24,900	$(8,994)	$8,619
Adjustments to reconcile changes in net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,855	17,825	18,128
Stock-based compensation expense	2,474	2,005	1,056
Income tax receivable agreement expense (income)	57	(761)	(5,570)
Loss on disposition of restaurants	5,058	—	—
Loss on disposal of assets	266	278	799
Impairment of property, equipment and ROU Asset	3,559	5,147	32,594
Closed-store reserves	—	4,503	1,051
Amortization of deferred financing costs	251	280	304
Amortization of other intangible assets, net	—	(47)	(119)
Deferred income taxes, net	9,578	(3,428)	250
Changes in operating assets and liabilities:
Accounts and other receivables, net	1,094	(2,387)	(294)
Inventories	338	(190)	(177)
Prepaid expenses and other current assets	(2,727)	(319)	425
Income taxes receivable/payable	(448)	37	(85)
Other assets	(412)	122	47
Accounts payable	(3,192)	482	1,088
Accrued salaries and benefits	1,044	235	1,585
Accrued insurance	2,364	1,225	407
Payment related to tax receivable agreement	(5,764)	(7,272)	(11,109)
Other accrued expenses and liabilities	(20,160)	36,701	4,547
Restricted cash	—	—	125
Net cash flows provided by operating activities	36,135	45,442	53,671
Cash flows from investing activities
Proceeds from disposition of restaurants	4,770	—	—
Purchase of property and equipment	(15,439)	(27,802)	(36,238)
Net cash flows used in investing activities	(10,669)	(27,802)	(36,238)
Cash flows from financing activities
Proceeds from borrowings on revolver and swingline loans	42,000	13,307	8,000
Payments on revolver and swingline loan	(19,000)	(33,000)	(19,000)
Minimum tax withholdings related to net share settlements	(365)	(114)	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,450	1,837	93
Payment of obligations under finance leases	(68)	(132)	(144)
Deferred financing costs for revolver loan	—	(138)	—
Repurchases of common stock	(48,382)	(981)	—
Net cash flows used in financing activities	(24,365)	(19,221)	(11,051)
Increase (decrease) in cash and cash equivalents	1,101	(1,581)	6,382
Cash and cash equivalents, beginning of year	6,969	8,550	2,168
Cash and cash equivalents, end of year	$8,070	$6,969	$8,550

	December 25, 2019	December 26, 2018	December 27, 2017
Supplemental cash flow information
Cash paid for interest, net of capitalized interest	$3,649	$3,393	$3,314
Cash paid during the year for income taxes, net	$558	$183	$336
Non-cash investing and financing activity
Unpaid purchases of property and equipment	$746	$1,543	$4,741
Schedule of non-cash transactions
Borrowing on revolver for financing fees	$—	$693	$—
See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, Utah and Louisiana, specialize in fire-grilling citrus-marinated chicken in a wide variety of contemporary Mexican and LA-inspired entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, variations on our Pollo Bowl®, Pollo Salads and our Under 500 Calorie entrees. At December 25, 2019, the Company operated 195 (143 in the greater Los Angeles area) and franchised 287 (136 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses one restaurant in the Philippines. The Company’s largest stockholder is Trimaran Pollo Partners, L.L.C. (“LLC”), which is controlled by affiliates of Trimaran Capital, L.L.C. LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”) and has a 47.7% ownership interest as of December 25, 2019. LLC’s only material asset is its investment in Holdings.
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
Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2018 Revolver (see Note 6) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.
The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants.
On August 2, 2018, the Company announced that the Board of Directors had authorized a stock repurchase program. The Company entered into a stock repurchase plan on August 28, 2018 (the “2018 Stock Repurchase Plan”), which allowed for the repurchase of up to $20.0 million of the Company's common stock. The 2018 Stock Repurchase Plan commenced on November 6, 2018 and terminated on June 26, 2019.
On April 30, 2019, as part of the Company’s focus on stockholder returns, the Board of Directors approved a new stock repurchase program. The Company entered into a stock repurchase plan on May 17, 2019 (the “2019 Stock Repurchase Plan”), which allowed for the repurchase up to $30.0 million of the Company's common stock. The 2019 Stock Repurchase Plan commenced on June 27, 2019, and was exhausted on September 26, 2019.
Under the 2019 Stock Repurchase Plan, the Company was permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases were executed using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions.
For the year ended December 25, 2019, the Company repurchased 1,558,836 and 2,836,768 shares of common stock under the 2018 Stock Repurchase Plan and the 2019 Stock Repurchase Plan, respectively, executed using open market purchases, for total consideration of approximately $18.4 million and $30.0 million, respectively. The common stock repurchased under both the 2018 Stock Repurchase Plan and the 2019 Stock Repurchase Plan was retired upon repurchase. For the year ended December 26, 2018, the Company repurchased 66,409 shares of common stock under the 2018 Stock Repurchase Plan for total considerations of approximately $1.0 million.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Liquidity
The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodel and maintenance), interest payments on our debt, lease obligations and working capital and general corporate needs.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

At December 25, 2019, the Company’s total debt was $97.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $8.1 million at December 25, 2019, and available borrowings under the 2018 Revolver (See "Note 6. Long-Term Debt") will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements.
Basis of Presentation
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2019, 2018, and 2017 ended on December 25, 2019, December 26, 2018 and December 27, 2017, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2019, 2018 and 2017 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. 2020 will be a 53-week fiscal year.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters, stock-based compensation, TRA liability, contingent liabilities and income tax valuation allowances.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.
Subsequent Events
Subsequent to December 25, 2019, the Company made a $10.0 million borrowing, net, on the 2018 Revolver, primarily to fund payment of a $16.3 million legal settlement, which was made on February 28, 2020 and previously accrued for during fiscal 2018. See Note 13 for further details regarding the settlement payments.
The Company evaluated subsequent events that have occurred after December 25, 2019, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.
Concentration of Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.
The Company had one supplier for which amounts due at December 25, 2019 totaled 11.7% of the Company’s accounts payable. As of December 26, 2018, the Company had one supplier for which amounts due totaled 36.0% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 29.0% of the Company’s purchases for fiscal 2019, 28.8% for fiscal 2018 and 29.3% for fiscal 2017 with no amounts payable at December 25, 2019 or December 26, 2018. In fiscal 2019, 2018 and 2017, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.5%, 69.2%, and 72.9%, respectively, of total revenue. one franchisee accounted for 10% of total

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accounts receivable as of December 25, 2019, and two franchisees accounted for 40% of total accounts receivable as of December 26, 2018.
Management believes the loss of the significant supplier or franchisee could have a material adverse effect on the Company's consolidated results of operations and financial condition.
Accounts and Other Receivables, Net
Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees. Such receivables are due on a monthly basis, which may differ from the Company’s fiscal month-end dates. Accounts and other receivables also include credit/debit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis and takes into consideration past due balances and the financial strength of the obligor. Bad debt expense was immaterial for the years ended December 25, 2019, December 26, 2018, and December 27, 2017.
Inventories
Inventories consist principally of food, beverages and supplies and are valued at the lower of average cost or net realizable value.
Property and Equipment, Net
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Expenditures for reimbursements and improvements that significantly add to the productivity capacity or extend the useful life are capitalized, while expenditures for maintenance and repairs are expensed as incurred. Leasehold improvements and property held under finance leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. For leases with renewal periods at the Company’s option, the Company generally uses the original lease term, excluding the option periods, to determine estimated useful lives; if failure to exercise a renewal option imposes an economic penalty on the Company, such that management determines at the inception of the lease that renewal is reasonably assured, the Company may include the renewal option period in the determination of appropriate estimated useful lives.
The estimated useful service lives are as follows:

Buildings	20 years
Land improvements	3—30 years
Building improvements	3—10 years
Restaurant equipment	3—10 years
Other equipment	2—10 years
Leasehold improvements	Shorter of useful life or lease term
The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations, and were $0.1 million, $0.3 million and $0.5 million for the years ended December 25, 2019, December 26, 2018, and December 27, 2017, respectively. The Company capitalized internal costs related to site selection and construction activities of $1.1 million, $1.3 million and $1.9 million for the years ended December 25, 2019, December 26, 2018, and December 27, 2017, respectively. Capitalized internal interest costs related to site selection and construction activities were $0.1 million, $0.2 million and $0.2 million for the years ended December 25, 2019, December 26, 2018, and December 27, 2017, respectively.
Impairment of Long-Lived and ROU Assets
The Company reviews its long-lived and right-of-use assets ("ROU assets") for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event, related to long-lived assets or ROU assets in a net asset position, to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets, to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of this analysis, the Company recorded non-cash impairment charges of $3.6 million for the year ended December 25, 2019, primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and one restaurant closed during fiscal 2019, and the long-lived assets of one restaurant in California.
In fiscal 2018, the Company recorded a non-cash impairment charge of $5.1 million, primarily related to the carrying value of four restaurants in Arizona, California and Texas, including a restaurant in Texas that opened in early 2018. In fiscal 2017, the Company recorded a non-cash impairment charge of $32.6 million, primarily related to the carrying value of the assets of 23 restaurants in Arizona, California and Texas. The impairment expense for fiscal 2017 includes an impairment expense of $27.7 million, representing the entire value of capitalized assets of all of the company-operated restaurants in Texas, net of previously recorded depreciation. Factors which led to the impairment of the Texas restaurants included operating results, which indicated that the restaurants did not achieve the sales volumes required to generate positive cash flows or improve profitability in the Texas market, along with the related future cash flow assumptions, including comparable sales rate growth and restaurant operating costs, over the remaining lease terms and the age of the restaurants in Texas. The restaurants in Texas began opening in late 2014, causing a higher net book value at the time of impairment testing, and increased difficulty projecting results for newer restaurants in newer markets. Given the difficulty in projecting results for newer restaurants in newer markets, we are also monitoring the recoverability of the carrying value of the assets of several other restaurants on an ongoing basis. For these restaurants, if expected performance improvements are not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Closed-Store Reserves
Prior to the adoption of Topic 842 “Leases,” when the Company closed a restaurant, it reviewed the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and recorded a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. The estimates of future closed-store reserves were re-evaluated and adjusted each period based on information available as of the period. In addition, an impairment charge was recognized for any remaining carrying value of certain restaurant assets. During fiscal 2018, the Company closed seven restaurants in Arizona, California and Texas. These closures resulted in closed-store reserve expenses of $4.5 million during fiscal 2018. During fiscal 2017, the Company closed four restaurants in Texas, one of which was fully impaired during the fourth quarter of 2016, one of which was impaired during the third quarter of 2016 and the other two were impaired in fiscal 2017. Additionally, the Company closed one restaurant in Arizona, which was fully impaired in the third quarter of 2016. These closures resulted in closed-store reserve expenses of $1.1 million during fiscal 2017.
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
During fiscal 2019, the Company closed two restaurants in California and two in Texas and recognized $1.3 million of closed-store reserve expense for the fiscal year ended 2019.
Goodwill and Indefinite-Lived Intangible Assets
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-04, "Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," ("ASU 2017-04"), simplifying the manner in which an entity is required to test for goodwill impairment by eliminating Step 2 from the goodwill impairment test. The Company adopted ASU 2017-04 in the fourth quarter of 2018.
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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Upon the sale of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company determined there was no decrement of goodwill related to the disposition of restaurants in fiscal 2019.
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
Although the Company recognized expense related to the impairment of assets of one restaurant and ROU assets of four restaurants during the year ended December 25, 2019, upon completion of the qualitative assessment, the Company did not identify any indicators of potential impairment for its goodwill or indefinite-lived intangible assets. Furthermore, the Company did not identify any indicators of potential impairment during the years ended December 26, 2018 or December 27, 2017, and thus no impairment was recorded.
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
Upon the Company's adoption of the new lease guidance in the first quarter of 2019, the Company's favorable and unfavorable leasehold improvements are now included as part of the ROU asset. See "Note 5. Leases" for more information.
Deferred Financing Costs
Deferred financing costs are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Transaction costs of $0.8 million were incurred in connection with the July 13, 2018 refinancing and were capitalized during fiscal 2018. Included in other assets are deferred financing costs (net of accumulated amortization), related to the revolver, of $0.8 million and $1.1 million as of December 25, 2019 and December 26, 2018, respectively. Amortization expense for deferred financing costs was approximately $0.3 million for each of the three years ended December 25, 2019, December 26, 2018, and December 27, 2017, and is reflected as a component of interest expense in the accompanying consolidated statements of operations.
Insurance Reserves
The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 25, 2019 and December 26, 2018, the Company had accrued $9.4 million and $7.1 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 25, 2019, December 26, 2018

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

and December 27, 2017, totaled $9.6 million, $8.0 million, and $6.8 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of operations.
Restaurant Revenue
Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $8.0 million, $8.8 million and $8.9 million during the years ended December 25, 2019, December 26, 2018, and December 27, 2017, respectively.
The Company offers a loyalty rewards program, which awards a customer one point for every $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a $10 reward is not used within six months it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, the points or reward expire, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point terms. As of December 25, 2019 and December 26, 2018, the revenue allocated to loyalty points that have not been redeemed are $1.1 million and $1.0 million, respectively, which are reflected in the Company's accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one year period.
The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. Furthermore, due to these escheatment rights, the Company does not recognize breakage related to the sale of gift cards due to the immateriality of the amount remaining after escheatment. The Company recognizes income from gift cards when redeemed by the customer. Unredeemed gift card balances are deferred and recorded as other accrued expenses on the accompanying consolidated balance sheets.
The Company adopted Accounting Standards Codification ("ASC") Topic 606 - Revenue from Contracts with Customers ("Topic 606") on December 28, 2017. As a result, the Company has changed its accounting policy for revenue recognition as detailed below. The Company generates a substantial amount of its revenues from company-operated restaurants. This revenue stream was not impacted by the adoption of Topic 606.
The Company applied Topic 606 using the modified retrospective method by recognizing the cumulative effect of initially applying Topic 606 as an adjustment to the opening balance of equity at December 28, 2017. The cumulative catch-up adjustment recorded to accumulated deficit was approximately $3.5 million, net of taxes, related to franchise and development fees. The adoption of this guidance did not have a material change on revenue from Company-operated restaurant revenue, gift cards or the Company's loyalty program. The fiscal year 2017 comparative information has not been adjusted and continues to be reported under Topic 605. The details of the significant changes and quantitative impact of the changes are set out below and in "Note 15. Revenue from Contracts with Customers."
Franchise Revenue
Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees and IT support services. Rental income for subleases to franchisees are outside of the scope of the revenue standard and are within the scope of lease guidance. Under Topic 842, sublease income is recorded on a gross basis within the consolidated statements of operations. Franchise royalties are based upon a percentage of net sales of the franchisee and were previously recorded as income as such sales are earned by the franchisees, which does not change with the adoption of Topic 606.
For franchise and development agreement fees, the Company's previous accounting policy was to recognize initial franchise fees, development fees, and franchise agreement renewals when all material obligations had been performed and conditions had been satisfied, typically when operations of the franchised restaurant had commenced. In accordance with the new guidance, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and are, therefore, treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, are recognized over the franchise or renewal term, which is typically twenty years. As of December 25, 2019, the Company had executed development agreements that represent commitments to open 44 franchised restaurants at various dates through 2022.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

This revenue stream is made up of the following performance obligations:

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
The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third-party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of December 25, 2019, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.
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
Advertising Costs
Advertising expense is recorded as the obligation to contribute to the advertising fund is accrued, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $16.1 million for both years ended December 25, 2019 and December 26, 2018 and $15.5 million for the year ended December 27, 2017, and is in addition to $22.4 million, $21.2 million and $20.5 million, respectively, funded by the franchisees’ advertising fees.
Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides, which is included within franchise advertising fee revenue. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $0.5 million and $0.3 million at December 25, 2019 and December 26, 2018, respectively. Pursuant to the Company’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 25, 2019, the Company was obligated to spend $0.5 million more in future periods to comply with this requirement.
Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.
Preopening Costs

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of operations, were $0.4 million, $0.8 million and $2.0 million for the years ended December 25, 2019, December 26, 2018, and December 27, 2017, respectively.
Leases
The Company’s operations utilize property, facilities, equipment and vehicles. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues in excess of a defined amount. Initial terms of land and restaurant building leases generally have terms of 20 years, exclusive of options to renew. Leases of equipment primarily consist of restaurant equipment, computer systems and vehicles. The Company subleases facilities to certain franchisees and other non-related parties which are recorded on a straight-line basis. Refer to "Changes in Accounting Policy" below for more details on treatment of operating leases under Topic 842 that was adopted on December 27, 2018.
For periods prior to the adoption of Topic 842, leases are accounted for under Topic 840. Under Topic 840, rent expense for the Company’s operating leases, which generally have escalating rents over the term of the lease, is recorded on a straight-line basis over the expected lease term. The lease term begins when the Company has the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. Rent expense is included in occupancy and other operating expenses on the consolidated statements of operations. The difference between rent expense and rent paid is recorded as deferred rent, which is included in current liabilities and other noncurrent liabilities in the accompanying consolidated balance sheets. Percentage rent expenses are recorded based on estimated sales or gross margin for respective restaurants over the contingency period.
Any leasehold improvements that are funded by lessor incentives under operating leases are recorded as leasehold improvements and amortized over the expected lease term. Such incentives are also recorded as deferred rent and amortized as reductions to rent expense over the expected lease term.
Loss on Disposition of Restaurants
During fiscal 2019, the Company completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee, seven company-operated restaurants in the Phoenix area to another existing franchisee and five company-operated restaurants in Texas to a third franchisee. The Company has determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties and lease payments. The Company considered the future lease payments in allocating the initial cash consideration received. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.
These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the year ended December 25, 2019. These restaurants are now included in the total number of franchised El Pollo Loco restaurants.
Recovery of Securities Class Action Legal Expense
During fiscal 2019, 2018 and 2017, the Company received insurance proceeds of $10.0 million, $8.4 million and $1.7 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See "Note 13. Commitments and Contingencies—Legal Matters."
Derivative Financial Instruments
The Company uses an interest rate swap, a derivative instrument, to hedge interest rate risk and are not used for trading purposes. The derivative contract is entered into with financial institutions.
The Company records the derivative instrument at fair value within other assets on its consolidated balance sheet. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified into earnings immediately.
As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of December 25, 2019, the counterparty to the Company's interest rate swap has performed in accordance with their contractual obligation.
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
The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 25, 2019 or December 26, 2018, and did not recognize interest or penalties during the years ended December 25, 2019, December 26, 2018, and December 27, 2017, since there were no material unrecognized tax benefits. Management believes no significant change to the amount of unrecognized tax benefits will occur within the next twelve months.
On July 30, 2014, the Company entered into an income tax receivable agreement ("TRA"). The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. In fiscal 2015, the Company incurred a charge of approximately $41.4 million relating to the present value of its total expected TRA payments. As of December 25, 2019 and December 26, 2018, the Company had accrued $8.2 million and $13.9 million, respectively relating to expected TRA payments. In fiscal 2019, 2018 and 2017, we paid $5.8 million, $7.3 million and $11.1 million, respectively, to our pre-IPO stockholders under the TRA.
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
During the year ended December 25, 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

reported by the Company's counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for our credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See "Note 6. Long-Term Debt" for further discussion regarding our interest rate swaps. The following table presents fair value for the interest rate swap at December 25, 2019 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other assets - Interest rate swap	$360	$—	$360	$—
The Company had no assets or liabilities required to be measured at fair value on a recurring basis as of December 26, 2018.
Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 25, 2019 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain ROU assets, net	$6,196	$—	$—	$6,196	$3,220
Certain property and equipment, net	$—	$—	$—	$—	$339
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 26, 2018 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$449	$—	$—	$449	$5,147
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 27, 2017 (in thousands):

		Fair Value Measurements Using
	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$32,594
During fiscal 2019, the Company recorded $3.6 million of expenses related to the impairment of assets primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and the long-lived assets of one restaurant in California. In fiscal 2018, the Company recorded $5.1 million in impairment charges primarily related to the carrying value of the long-lived assets of four restaurants in Arizona, California and Texas, as well as the strategic decision to close two restaurants in Texas. In fiscal 2017, the Company recorded $32.6 million in impairment charges that was primarily related to the carrying value of the long-lived assets of 23 restaurants in Arizona, California and Texas. The fair value measurements used in these impairment evaluations were based on discounted cash flow estimates using unobservable Level 3 inputs, based on market assumptions.
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
Stock-Based Compensation

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging," which refines and expands existing hedge accounting guidance. The Company adopted ASU 2017-12 as of December 27, 2018. The adoption of this standard did not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases,” (“Topic 842”). Topic 842 establishes a right-of-use model that requires a lessee to record a ROU Asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard was effective for fiscal years beginning after December 15, 2018, including interim periods therein. In July 2018, the FASB issued ASU No. 2018-11, which provides an alternative transition method that allows entities to apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted Topic 842, and all related ASU’s as of December 27, 2018. See “Changes in Accounting Policies” below for further details.
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued ASU No. 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes", which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.
Changes in Accounting Policies

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.
The Company adopted Topic 842 with a date of initial application of December 27, 2018. As a result, the Company has changed its accounting policy for leases as detailed below.
The Company’s operations utilize property, facilities, equipment and vehicles, the majority of which are operating leases. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842. As of the date of adoption, the Company recognized a ROU Asset and lease liability equal to the present value of these leases within its consolidated balance sheet for any leases with terms longer than 12 months. The Company also has one finance lease, subleases facilities to certain franchises and is the lessor for certain property, facilities and equipment owned by the Company. The adoption of Topic 842 did not have an impact on our current accounting policies for these items. Furthermore, the adoption of this standard did not have any impact on the Company’s consolidated statement of operations or the consolidated statement of cash flows.
The Company applied Topic 842 using the effective date method, which allowed the Company to apply the standard as of the adoption date, and to recognize the cumulative effect of initially applying Topic 842 as an adjustment to retained earnings at December 27, 2018, if applicable. Therefore, the comparative information has not been adjusted and continues to be reported under Topic 840. However, the adoption of Topic 842 did not have any impact to its retained earnings.
Additionally, the Company elected to apply the package of practical expedients, which allowed for carryforwards of 1) historical lease classifications, 2) determination of whether a contract contains a lease under the new definition of a lease and 3) whether previously capitalized initial direct costs qualify for capitalization. See "Note 5. Leases," for further details.
Franchise Development Option Agreement with Related Party
On July 11, 2014, EPL and LLC entered into a Franchise Development Option Agreement relating to development of our restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted LLC the exclusive option to develop and open 15 restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional 100 restaurants in the Territory over ten years. The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years after that exercise. LLC may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. We have no current intention to begin development in the Territory and as of December 25, 2019, no stores have been opened in the Territory.

3. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 25, 2019	December 26, 2018
Land	$12,323	$12,323
Buildings and improvements	144,794	156,806
Other property and equipment	75,234	76,061
Construction in progress	4,213	2,989
	236,564	248,179
Less: accumulated depreciation and amortization	(144,786)	(144,034)
	$91,778	$104,145
Depreciation and amortization expense was $17.9 million, $17.8 million and $18.1 million for the years ended December 25, 2019, December 26, 2018, and December 27, 2017, respectively.
Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.3 million, $5.1 million and $32.6 million for the years ended December 25, 2019, December 26, 2018, and December 27, 2017, respectively.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. TRADEMARKS, OTHER INTANGIBLE ASSETS AND LIABILITIES
Domestic trademarks consist of the following (in thousands):

	December 25, 2019	December 26, 2018
Cost	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Trademarks, net	$61,888	$61,888
Other intangible assets subject to amortization consist of the following (in thousands):

	December 25, 2019	December 26, 2018
Favorable leasehold interest	$—	$6,038
Less: accumulated amortization	—	(5,758)
Total favorable leasehold interest, net	$—	$280
Unfavorable leasehold interest liability	$—	$(9,156)
Less: accumulated amortization	—	8,514
Unfavorable leasehold interest liability, net	$—	$(642)
Upon the adoption of Topic 842 the favorable and unfavorable leasehold interest balances were netted with the ROU Asset for the respective operating lease. See “Change in accounting policies" in Note 2 and "Note 5. Leases” for further details of the Company’s adoption of Topic 842. The aggregate amortization expense for the years ended December 26, 2018, and December 27, 2017 was less than $0.1 million and $0.1 million, respectively.
5. LEASES
Adoption of Topic 842 "Leases"
On December 27, 2018, the Company adopted Topic 842, using the effective date method, recognizing and measuring all leases that existed as of December 27, 2018. The Company recorded a cumulative-effect adjustment as of December 27, 2018. Comparative periods are presented in accordance with ASC Topic 840 and do not include any retrospective adjustments to comparative periods to reflect the adoption of Topic 842. All leases that either (1) commenced, or (2) were modified or re-measured after December 27, 2018 are accounted for under Topic 842.
As a result of Topic 842, the Company recognized a ROU Asset of $205.2 million and a lease liability of $222.3 million on its consolidated balance sheet as of December 27, 2018. However, the adoption of Topic 842 did not result in a material impact on the Company’s consolidated statement of operations or consolidated statement of cash flows.
Nature of leases
The Company’s operations utilize property, facilities, equipment and vehicles leased from others. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842.
As of December 25, 2019, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.
Building and facility leases
The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility lease that is classified as a finance lease.
Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues in excess of a defined amount. Additionally, a number of the Company’s leases have payments, which increase at pre-determined dates based on the change in the consumer price index. For all leases, the Company also reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as common area maintenance, property tax and insurance costs. While the Company

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

determined not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and excluding them from the calculations of the ROU Asset and lease liability.
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
During the year ended December 25, 2019, the Company reassessed the lease terms on 11 restaurants due to certain triggering events, such as, the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $4.7 million of ROU assets and lease liabilities for the year ended December 25, 2019 were recognized, and will be amortized over the new lease term. The reassessment did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.
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
During fiscal 2019, we determined that the carrying value of ROU assets at certain restaurants was not recoverable. As a result, we recorded a $3.2 million impairment expense for the year ended December 25, 2019. The impairment primarily related to four restaurants sold to franchisees and one restaurant closed during fiscal 2019.
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
The Company also made significant assumptions and judgments in determining an appropriate discount rate for property leases. These included using a consistent discount rate for a portfolio of leases entered into at varying dates, using the full 20-year term of the lease, excluding any options, and using the total minimum lease payments. The Company utilizes a third-party valuation firm in determining the discount rate, based on the above assumptions. For all other leases, the Company uses the discount rate implicit in the lease, or the Company’s incremental borrowing rate.
As the Company has adopted the practical expedient not to separate lease and non-lease components, no significant assumptions or judgments were necessary in allocating consideration between these components, for all classes of underlying assets.
The following table presents the Company’s total lease cost at December 25, 2019, disaggregated by underlying asset (in thousands):

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	Property Leases	Equipment Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$9	$—	$9
Interest on lease liabilities	27	—	27
Operating lease cost	26,212	1,273	27,485
Short-term lease cost	—	34	34
Variable lease cost	455	186	641
Sublease income	(2,430)	—	(2,430)
Total lease cost	$24,273	$1,493	$25,766
The following table presents the Company’s total lease cost on the consolidated statement of operations (in thousands):

December 25, 2019
Lease cost – Occupancy and other operating expenses	$24,540
Lease cost – General & administrative	463
Lease cost – Depreciation and amortization	9
Lease cost – Interest expense	27
Lease cost - Closed-store reserve	727
Total lease cost, net	$25,766
During the year ended December 25, 2019, the Company had the following cash and non-cash activities associated with its leases (in thousands):

	December 25, 2019
	Property Leases	Equipment Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$25,168	$1,282	$26,450
Financing cash flows used for finance leases	$(68)	$—	$(68)

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	10,339	256	$10,595
Derecognition of ROU assets due to terminations, impairment or modifications	(4,574)	(157)	$(4,731)

Operating lease ROU assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	$200,555	$4,668	$205,223
Operating lease liabilities	$217,615	$4,668	$222,283

Other Information
Weighted-average remaining lease term—finance leases	2.83	—
Weighted-average remaining lease term—operating leases	12.08	3.20
Weighted-average discount rate—finance leases	11.10%	—
Weighted-average discount rate—operating leases	4.38%	3.96%

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Information regarding the Company’s minimum future lease obligations at December 25, 2019 is as follows (in thousands):

	Finance Leases	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 30, 2020	$54	$26,808	$2,754
December 29, 2021	54	25,978	2,887
December 28, 2022	45	24,871	3,284
December 27, 2023	—	22,309	3,318
December 25, 2024	—	19,751	3,203
Thereafter	—	139,454	27,265
Total	$153	$259,171	$42,711
Less: imputed interest (3.96% to 11.1%)	(36)	(45,273)
Present value of capital lease obligations	117	213,898
Less: current maturities	(34)	(16,406)
Noncurrent portion	$83	$197,492
Information regarding the Company’s minimum future lease obligations at December 26, 2018 is as follows, under ASC 840 (in thousands):

	Capital Leases	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 25, 2019	$95	$25,388	$1,443
December 30, 2020	54	24,437	1,108
December 29, 2021	54	23,342	1,078
December 28, 2022	45	22,338	1,001
December 27, 2023	—	20,634	989
Thereafter	—	150,342	2,612
Total	$248	$266,481	$8,231
Less: imputed interest (11.0% to 11.1%)	(64)
Present value of capital lease obligations	184
Less: current maturities	(68)
Noncurrent portion	$116
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

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

For each of the years ended December 25, 2019, December 26, 2018 and December 27, 2017, the Company received $0.5 million of lease income from company-owned locations.

6. LONG-TERM DEBT
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
Borrowings under the 2018 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in the range of 0.25% to 1.25%. For borrowings under the 2018 Revolver during fiscal 2019, the interest rate range was 3.2% to 6.0%. For borrowings under the 2014 Revolver and the 2018 Revolver during fiscal 2018, the interest rate range was 3.3% to 4.0%. The interest rate under the 2018 Revolver was 3.2% at December 25, 2019 and 4.0% under the 2018 Revolver at December 26, 2018. For the year ended December 25, 2019, the Company had interest expense of $3.1 million under the 2018 Revolver. For the year ended December 26, 2018, the Company had interest expense of $3.0 million under the 2018 and 2014 Revolver, and for the year ended December 27, 2017, the Company had interest expense of $2.7 million under the 2014 Revolver.
The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 25, 2019.
At December 25, 2019, $8.4 million of letters of credit and $97.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $44.6 million at December 25, 2019.
Maturities
The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. During the year ended December 25, 2019, the Company borrowed $23.0 million net of pay downs of $19.0 million on the Company’s 2018 Revolver, primarily to fund settlement payments. See Note 13 for further details regarding the settlement payments. During the year ended December 26, 2018, the Company elected to pay down $20.0 million, net of new borrowings of $13.0 million during the year, of outstanding borrowings on the Company’s 2014 Revolver, respectively. There are no required principal payments prior to maturity for the 2018 Revolver.
Interest Rate Swap
During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap is to reduce the Company's exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments are converted to a fixed rate

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

of 2.81%. The interest rate swap is designated as a cash flow hedge, as the changes in the future cash flows of the swap are expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with ASC 815, Derivatives and Hedging. There were no interest rate swaps outstanding as of December 26, 2018.
The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.
For the year ended December 25, 2019, the swap was a highly effective cash flow hedge.
As of December 25, 2019, the estimated net gain included in AOCI related to the Company's cash flow hedge that will be reclassified into earnings in the next 12 months is $0.3 million, based on current LIBOR interest rates.
The following table shows the financial statement line item and amount of the Company's cash flow hedge accounting on the consolidated balance sheet (in thousands):

	December 25, 2019
	Notional	Fair value
Other Assets - Interest rate swap	$40,000	$360

The following table summarizes the effect of the Company's cash flow hedge accounting on the consolidated statements of operations (in thousands):

	December 25, 2019	December 26, 2018
Interest expense on hedged portion of debt	$461	$—
Interest income on interest rate swap	(84)	—
Interest expense on debt and derivatives, net	$377	$—

The following table summarizes the effect of the Company's cash flow hedge accounting on AOCI for the years ended December 25, 2019 and December 26, 2018 (in thousands):

	Gain Recognized in OCI		(Gain) Reclassified from AOCI into Interest expense
	December 25, 2019	December 26, 2018	December 25, 2019	December 26, 2018
Interest rate swap	$430	—	$(84)	—
See Note 2 for the fair value of the Company's derivative asset.

7. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	December 25, 2019	December 26, 2018
Accrued sales and property taxes	$4,665	$5,016
Accrued legal settlements and professional fees	16,901	38,639
Gift card liability	3,006	2,512
Deferred franchise and development fees	705	369
Other (1)	3,320	5,228
Total other accrued expenses and current liabilities	$28,597	$51,764
(1) The Company previously included the short-term portion deferred rent, tenant improvement allowance and lease escalation liabilities within “Other accrued expenses and current liabilities.” Upon its adoption of Topic 842, these balances were netted with the ROU Asset for the respective operating lease. See “Change in accounting policies" in Note 2 and Note 5 for further details of the Company’s adoption of Topic 842.

8. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	December 25, 2019	December 26, 2018
Deferred rent (1)	$—	$10,660
Deferred franchise and development fees	5,612	5,224
Other (2)	67	4,140
Total other noncurrent liabilities	$5,679	$20,024
(1) In accordance with the Company’s adoption of Topic 842 “Leases” all deferred rent balances are now included with in the Company’s ROU Asset. Refer to “Changes in accounting policies” in Note 2 and Note 5 for further details of the Company’s adoption of Topic 842.
(2) The Company previously included the non-current portion tenant improvement allowance and lease escalation liabilities within “Other noncurrent liabilities.” Upon its adoption of Topic 842, these balances were netted with the ROU Asset for the respective operating lease. See “Changes in accounting policies” in Note 2 and Note 5 for further details of the Company’s adoption of Topic 842.

9. INCOME TAXES
The provision (benefit) for income taxes is based on the following components (in thousands):

For the Years Ended	December 25, 2019	December 26, 2018	December 27, 2017
Current income taxes:
Federal	$—	$—	$—
State	104	220	250
Total current	104	220	250
Deferred income taxes:
Federal	5,991	(3,526)	1,495
State	3,587	98	192
Total deferred	9,578	(3,428)	1,687
Adjustment to deferred taxes for tax rate change	—	—	(1,440)
Tax provision (benefit) for income taxes	$9,682	$(3,208)	$497
On December 22, 2017 the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act reduces the corporate tax rate to from 35% to 21%, effective for tax years beginning January 1, 2018. The Company is subject to the provisions of ASC 740, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. The enacted reduction in the corporate federal income tax rate resulted in a re-measurement of the Company’s net deferred tax assets and liabilities with a one-time, non-cash increase to income tax benefit. Consequently, we recorded a decrease related to deferred tax assets and deferred tax liabilities of $12.1

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

million and $13.5 million, respectively, with a net benefit to deferred income tax expense of $1.4 million for the year ended December 27, 2017. In addition, under the new tax law, the corporate alternative minimum tax (“AMT”) is repealed effective for tax years beginning January 1, 2018. For tax years beginning in 2018, 2019 and 2020, to the extent AMT credit carryovers exceed regular tax liability, 50% of the excess of AMT credit carryovers would be refundable. Any remaining AMT credits would be fully refundable in 2021.
The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21.0% for both fiscal 2019 and 2018 and 35.0% for fiscal 2017 as follows:

For the Years Ended	December 25, 2019	December 26, 2018	December 27, 2017
Statutory federal income tax rate applied to earnings before income taxes and extraordinary items	21.0%	21.0%	35.0%
State tax benefit (net of federal benefit)	6.0	5.0	0.6
Change in valuation allowance	2.4	(6.9)	10.9
TRA expense	—	1.3	(21.4)
Revaluation of deferred taxes	—	—	(15.8)
WOTC Credit	(0.8)	3.3	(2.5)
Stock option exercises	(1.0)	2.1	—
Other	0.3	0.5	(1.3)
Total	27.9%	26.3%	5.5%

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
The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the Company concluded that it is more likely than not that its deferred tax assets will be realized. In fiscal 2018 and 2017, the Company recorded a valuation allowance of approximately $5.1 million and $4.3 million, respectively, against its deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire. In fiscal 2019, the Company recorded an additional $0.9 million to the valuation allowance. As of December 25, 2019, the total valuation allowance was $6.0 million.
On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. The TRA charge expense (benefit) is a permanent add-back to the Company’s taxable income. TRA resulted in approximately $0.1 million of expense in fiscal 2019 as a result of changes to future forecasted results, $0.8 million of benefit in fiscal 2018 as a result of changes to future forecasted results and timing of deductibility of certain temporary differences including the current year settlement accrual and $5.6 million benefit in fiscal 2017 as a result of reduction in the federal corporate income tax rate related to tax reform. In fiscal 2019, we paid $5.8 million to our pre-IPO stockholders under the TRA.
As of December 25, 2019 and December 26, 2018, the deferred tax assets related to California Enterprise Zone credits, net of valuation allowances are $3.3 million and $4.4 million, respectively.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s deferred tax assets and liabilities as of December 25, 2019 and December 26, 2018 are summarized below. The balances reflect the revaluation for the reduction in the Federal corporate rate to 21.0%.

	December 25, 2019	December 26, 2018
Deferred assets:
Capital leases	$31	$53
Accrued vacation	454	456
Accrued legal	4,434	10,343
Deferred rent	—	3,788
Accrued workers’ compensation	1,090	1,660
Enterprise zone and other credits	10,442	13,001
Net operating losses	1,814	6,260
Fixed assets	2,955	3,374
ROU assets	57,931	—
Other	4,698	5,239
Total deferred tax assets	83,849	44,174
Valuation allowance	(5,993)	(5,149)
Net deferred tax assets	77,856	39,025
Deferred liabilities:
Goodwill	(6,060)	(6,229)
Trademark	(16,745)	(17,654)
Prepaid expense	(791)	(528)
ROU liabilities	(52,056)	—
Other	(167)	(2,905)
Deferred tax liabilities	(75,819)	(27,316)
Net deferred tax asset	$2,037	$11,709
The net deferred tax asset amounts above as of December 25, 2019 and December 26, 2018 have been classified in the accompanying consolidated balance sheets as noncurrent assets.
As of December 25, 2019, the Company has federal and state NOL carryforwards of approximately $8.6 million and less than $0.1 million, respectively, which expire beginning in 2032 and 2027, respectively.  The Company also has state enterprise zone credits of approximately $10.6 million, which expire in 2023, and federal Work Opportunity Credits of approximately $1.7 million, which will expire in 2038. The utilization of NOL carryforwards may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.
As of December 25, 2019, December 26, 2018, and December 27, 2017, the Company had no accrual for unrecognized tax benefits.  Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months. The Company is subject to taxation in the United States and in various state jurisdictions.
The Company is no longer subject to U.S. examination for years before 2015 by the federal taxing authority, and for years before 2014 by state taxing authorities.  The Company is currently under IRS examination for tax year ending December 28, 2016 and December 27, 2017. As of December 25, 2019, no proposed adjustments were issued by the IRS. During the first quarter of 2020, the Company has had new discussions with the IRS regarding a potential timing difference adjustment that would not result in a significant impact to the financial statements, if agreed to by the Company.

10. EMPLOYEE BENEFIT PLANS
The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan were $0.8 million for both years ended December 25, 2019 and December 26, 2018 and $0.7 million for the year ended December 27, 2017.
11. STOCK-BASED COMPENSATION
Stock Options
At December 25, 2019, options to purchase 2,077,570 shares of common stock of the Company were outstanding, including 1,518,145 vested and 559,425 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s 2018 Omnibus Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 25, 2019, 1,159,366 premium options, options granted above the stock price at date of grant, remained outstanding. In fiscal 2019 and 2018, the Company granted 323,900 and 311,272 options, respectively, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2019 and 2018 had a four-year vesting period. On November 15, 2016, the board of directors approved the modification of the remaining performance-based stock options granted in 2014 and 2013 to vest based solely on service conditions. As a result, 17,378 performance-based stock options that would not have vested based on the 2017 performance target vested at the end of fiscal 2017, subject to continued employment of the option holder and the other terms and conditions of the 2014 Stock Option Plan. As of December 25, 2019, there were no remaining performance-based stock options and 2,077,570 time based stock options outstanding. Stock options generally expire 10 years from the date of grant. Changes in stock options for the years ended December 25, 2019 and December 26, 2018, are as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - December 27, 2017	2,309,103	$7.65
Grants	311,272	10.98
Exercised	(269,549)	6.81
Forfeited, cancelled or expired	(248,422)	12.46
Outstanding - December 26, 2018	2,102,404	7.68
Grants	323,900	11.51
Exercised	(234,728)	6.18
Forfeited, cancelled or expired	(114,006)	13.35
Outstanding - December 25, 2019	2,077,570	$8.14
Vested and expected to vest at December 25, 2019	2,066,768	$8.12
Exercisable at December 25, 2019	1,518,145	$6.93
Stock options at December 25, 2019 are summarized as follows:

Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$4.09	99,531	3.50	$4.09	99,531	$4.09
$5.84	1,159,366	2.55	5.84	1,159,366	$5.84
$9.65 - $13.95	731,158	8.54	11.51	175,097	$11.86
$15.00	87,515	4.78	15.00	84,151	$15.00
$4.09 - $15.00	$2,077,570	3.28	$8.14	$1,518,145	$6.93

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The intrinsic value of options outstanding and options exercisable, calculated as the difference between the market value as of December 25, 2019 and the exercise price, is $14.3 million and $12.3 million, respectively. The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $2.1 million, $1.5 million and $0.2 million for fiscal years 2019, 2018 and 2017, respectively.
The Company measures and recognizes compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. For options that were based on performance requirements, costs were recognized over periods to which the performance criteria related. The Company has authorized 5,652,240 shares of common stock for issuance in connection with stock awards. As of December 25, 2019, 1,040,703 shares were available for grant. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, the Company utilizes the Black–Scholes option pricing model, and has developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The Company calculates the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of the Company’s employee stock options. The Company does not anticipate paying any cash dividends for the foreseeable future and therefore uses an expected dividend yield of zero for option valuation purposes. Expected volatility is estimated using four publicly-traded companies in our market category. These are selected based on similarities of market capitalization, size, and other financial and operational characteristics. Volatility is calculated by taking the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term.
The weighted-average estimated fair value of employee stock options granted in fiscal 2019 and 2018 was $3.85 per share and $3.78 per share, respectively, using the Black–Scholes model with the following weighted-average assumptions used to value the option grants:

	December 25, 2019	December 26, 2018
Expected volatility	28.7%	28.4%
Risk-free interest rate	2.3%	2.9%
Expected term (years)	6.25	6.25
Expected dividends	—	—
During the years ended December 25, 2019, December 26, 2018 and December 27, 2017, the Company recognized stock option compensation expense of $0.5 million, $1.1 million and $0.6 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of operations. In connection with the retirement of our former President and Chief Executive Officer ("CEO") during fiscal 2018, the Company modified previously granted equity awards to accelerate the vesting of 33,545 awards, which would have otherwise vested in May 2018, and extended the exercisability of all vested and outstanding options until the expiration of the original term of such awards. As a result, the Company incurred incremental stock-based compensation expense of $0.8 million for the year ended December 26, 2018.
As of December 25, 2019, we had total unrecognized compensation expense of $1.8 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.95 years.
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
We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2019, 2018 and

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017. We will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.
Restricted Shares
In fiscal 2019 and 2018, 299,052 and 323,764 restricted share awards were granted, respectively, at the fair market value on the date of grant. These grants vest based on continued service over three years for directors and four years for employees. Additionally, in fiscal 2018, 72,116 performance share units were granted, which vest over a minimum of one year and a maximum of five years. Performance share units are granted at fair market value on the date of grant and are subject to service-based and market-based vesting conditions. A portion of the performance share units satisfied their market-based vesting conditions during the fourth quarter of fiscal 2018 and vested upon the satisfaction of their service condition in the second quarter of fiscal 2019. The Company bases the amount of unearned compensation recorded on the fair market value of the awards on the date of issuance. In fiscal 2019, 2018, and 2017 the Company recognized share-based compensation expense of $2.0 million, $1.0 million, and $0.5 million, respectively. This expense was included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 25, 2019, there was total unrecognized compensation expense of $5.4 million related to unvested restricted share awards, which the Company expects to recognize over a weighted-average period of 2.79 years.
Changes in restricted shares for the years ended December 25, 2019 and December 26, 2018, are as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 27, 2017	196,642	$13.70
Granted	395,880	$10.22
Released	(45,991)	$13.86
Forfeited, cancelled, or expired	(55,831)	$13.42
Unvested shares at December 26, 2018	490,700	$10.91
Granted	299,052	$11.62
Released	(147,862)	$10.73
Forfeited, cancelled, or expired	(53,882)	$11.81
Unvested shares at December 25, 2019	588,008	$11.23

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

12. EARNINGS PER SHARE
Basic EPS is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 25, 2019, December 26, 2018, and December 27, 2017. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data.

For the Years Ended	December 25, 2019	December 26, 2018	December 27, 2017
Numerator:
Net income (loss)	$24,900	$(8,994)	$8,619
Denominator:
Weighted-average shares outstanding—Basic	36,739,209	38,574,553	38,453,347
Weighted-average shares outstanding—Diluted	37,441,503	38,574,553	39,086,676
Net income (loss) per share—Basic	$0.68	$(0.23)	$0.22
Net income (loss) per share—Diluted	$0.67	$(0.23)	$0.22
Anti-dilutive securities not considered in diluted EPS calculation	526,295	2,593,104	747,985
Below is a reconciliation of basic and diluted share counts.

For the Years Ended	December 25, 2019	December 26, 2018	December 27, 2017
Weighted-average shares outstanding—Basic	36,739,209	38,574,553	38,453,347
Dilutive effect of stock options and restricted shares	702,294	—	633,329
Weighted-average shares outstanding—Diluted	37,441,503	38,574,553	39,086,676
13. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) (the "Olvera Action") on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The court recently certified two classes of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. The parties reached a settlement in principle on January 24, 2019 of all claims brought on behalf of the 32,000+ putative class members in the Olvera Action, as well as all claims for failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867).   The settlement reached in principle in the Olvera, Perez, Vega, and Gonzalez actions resolves all potential claims from April 12, 2010 through April 1, 2019 El Pollo Loco restaurant employees may have against El Pollo Loco for failure to pay for all compensation owed, failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements, among other wage and hour related claims. A $16.3 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018, and the court formally approved the settlement on January 31, 2020. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company fully expects to have to defend against similar lawsuits in the future.
Daniel Turocy, et al. v. El Pollo Loco Holdings, Inc., et al. (Case No. 8:15-cv-01343) was filed in the United States District Court for the Central District of California on August 24, 2015, and Ron Huston, et al. v. El Pollo Loco Holdings, Inc., et al.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations in the action and are negotiating the terms of a Stipulation of Settlement.  On January 24, 2019, the Court ordered that all proceedings in the action be stayed until April 3, 2019, on or before which the parties are to file a Stipulation of Settlement and a motion for preliminary approval of the settlement.  Defendants maintain that the Plaintiffs' claims are without merit, and have entered into the settlement to eliminate the uncertainties, burden and expense of further protracted litigation. A $20.0 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018 and all settlement payments were made during the year ended December 25, 2019.
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
On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action.  The court denied defendants' motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors (the "SLC"). On February 13, 2019, after concluding its investigation, the SLC filed a motion to dismiss the Diep action.  The SLC filed its investigative report under seal as an exhibit to the motion to dismiss. Discovery related to the SLC's motion is ongoing.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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

The damages phase of the trial commenced on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-operated El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-operated El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code § 17200 et seq. As part of the final judgment, the court found El Pollo Loco liable and issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of
$4,356,600 for “impact damages” arising out of our construction of the two new company-operated El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the "lost opportunity damages" awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There was no ruling on the causes of action for reformation due to mistake, and declaratory relief, and on January 27, 2020, the court entered an amended judgment dismissing these claims. The trial court subsequently awarded the Plaintiffs $249,728 in costs and $1,391,703 in attorney fees. Post judgment interest is running at 10% simple interest per year on the total amount of the monetary judgment, costs, and attorney’ fees.

On August 27, 2018, the Company filed a notice of appeal as to the entire judgment. The appeal on the merits is currently pending. Briefing on the merits has not yet occurred in the appellate court. The record was delivered by the trial court clerk to the court of appeal on August 20, 2019. The Company's opening brief is due to be filed in the Court of Appeals by April 1, 2020. Based on the assessment by management of the numerous legal arguments that can be raised on appeal, together with independent assessments from our legal trial and appellate counsel, the Company believes that a loss is currently not probable or estimable under ASC 450, "Contingencies", and as of December 25, 2019 no accrual has been made with regard to the verdict.
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

Purchase Commitments
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
At December 25, 2019, the Company’s total estimated commitment to purchase chicken was $25.2 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of December 25, 2019, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.0 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 25, 2019 was $1.7 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Accordingly, no liability has been recorded in the Company’s consolidated financial statements related to these contingent liabilities.
Employment Agreements
As of December 25, 2019, the Company had employment agreements with four of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.
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
14. RELATED PARTY TRANSACTIONS
LLC owns approximately 47.7% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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
Revenue Recognition
Nature of products and services

The Company has two revenue streams, company-operated restaurant revenue and franchise related revenue. See Note 2 for a description of the revenue recognition policies.
Franchise and franchise advertising revenue
Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services, and rental income for subleases to franchisees. Franchise advertising revenue consists of advertising contributions received from franchisees.
Disaggregated revenue
The following table presents our revenues for the years ended December 25, 2019 and December 26, 2018 disaggregated by revenue source and market (in thousands):

	December 25, 2019	December 26, 2018
Core Market(1):
Company-operated restaurant revenue	$351,624	$340,421
Franchise revenue	14,918	14,144
Franchise advertising fee revenue	11,049	10,831
Total core market	$377,591	$365,396
Non-Core Market(2):
Company-operated restaurant revenue	$39,488	$48,414
Franchise revenue	13,901	11,627
Franchise advertising fee revenue	11,350	10,391
Total non-core market	$64,739	$70,432
Total revenue	$442,330	$435,828

(1) Core Market includes markets with existing company-operated restaurants at the time of the Company's Initial Public Offering ("IPO") on July 28, 2014.
(2) Non-Core Market includes markets entered into by the Company subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market for the years ended December 25, 2019 and December 26, 2018:

	December 25, 2019	December 26, 2018
Greater Los Angeles area market	70.5%	69.2%
Other markets	29.5%	30.8%
Total	100%	100%
Contract balances

The following table provides information about the change in the franchise contract liability balances during the year ended December 25, 2019 and December 26, 2018 (in thousands):

December 27, 2017	$5,759
Revenue recognized - beginning balance	(396)
Additional contract liability	365
Revenue recognized - additional contract liability	(135)
December 26, 2018	$5,593
Revenue recognized - beginning balance	(441)
Additional contract liability	1,457
Revenue recognized - additional contract liability	(292)
December 25, 2019	$6,317
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
For the year ended December 25, 2019, there was an increase to the contract liability balance due to the Company's completion of the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. This resulted in an additional contract liability of $0.7 million, relating to allocation of the transaction price to various performance obligations under the applicable contracts of the sale.
The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 25, 2019:

Franchise revenues (in thousands):
2020	$705
2021	515
2022	434
2023	420
2024	406
Thereafter	3,837
Total	$6,317
Contract Costs
The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

16. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following table sets forth a summary of our unaudited quarterly operating results for each of the last eight quarters in the period ended December 25, 2019. We have derived this data from our unaudited consolidated interim financial statements that, in our opinion, have been prepared on substantially the same basis as the audited financial statements contained elsewhere in this report and include all normal recurring adjustments necessary for a fair presentation of the financial information for the periods presented. These unaudited quarterly results should be read in conjunction with our financial statements and notes thereto included elsewhere in this report. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2019				2018
(Dollar amounts in thousands, except share data)	December	September	June	March	December		September	June	March
Selected Financial Data
Total revenue ($)	107,546	112,067	113,740	108,977	106,261		112,178	111,633	105,756
Income (loss) from operations ($)	5,336	10,118	20,580	2,292	(30,990)	(4)	9,492	7,589	4,448
Provision (benefit) for income taxes ($)	728	2,940	5,665	349	(8,410)		2,388	865	1,949
Net income (loss) ($)	3,498	6,402	14,087	913	(23,410)	(4)	6,835	5,052	2,529
Per Share Data (2):
Net income (loss) per share:
Basic	0.10	0.18	0.37	0.02	-0.60		0.18	0.13	0.07
Diluted	0.10	0.18	0.37	0.02	-0.60		0.17	0.13	0.06
Weighted average shares used in computing net income per share:
Basic	34,503,722	35,859,502	37,939,912	38,633,702	38,751,522		38,602,658	38,482,074	38,465,208
Diluted	35,242,122	36,397,368	38,580,722	39,496,436	38,751,522	(3)	39,205,090	39,043,434	38,987,351
Selected Operating Data
Number of restaurants (at period end)
Company-operated	195	201	200	211	213		212	211	212
Franchised	287	284	284	273	271		271	269	268
System-wide	482	485	484	484	484		483	480	480
Average unit volume (AUV) (company-operated) (1)	1,931	1,978	1,934	1,838	1,785		1,891	1,890	1,791
Comparable restaurant sales growth (%)
Company-operated	4.3	1.6	0.4	1.5	3.7		2.0	(1.6)	(2.0)
Franchised	3.6	0.6	0.9	3.2	5.1		3.0	(0.3)	(0.4)
System-wide	3.9	1.1	0.7	2.4	4.4		2.6	(0.9)	(1.1)

(1)	AUVs consist of average annualized sales of all company-operated restaurants over the fiscal quarter.

(2)	Due to the use of weighted average shares outstanding for each quarter of computing earnings per share, the sum of the quarterly per share amounts may not equal the per share amount for the year.

(3)	Due to a loss for the period, zero incremental shares are included because the effect would be antidilutive.

(4)	Loss from operations and net loss includes a $36.3 million legal settlement in the period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2019.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2019 based on the criteria in Internal Control — Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2019 based on the criteria established in the 2013 Framework.
The effectiveness of our internal control over financial reporting as of December 25, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report included herein.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the thirteen weeks ended December 25, 2019 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
El Pollo Loco Holdings, Inc.
Costa Mesa, California
Opinion on Internal Control over Financial Reporting
We have audited El Pollo Loco Holdings, Inc.’s (the “Company”) internal control over financial reporting as of December 25, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 25, 2019 and December 26, 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2019, and the related notes and our report dated March 6, 2020, expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP

Costa Mesa, California
March 6, 2020

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2019 fiscal year. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. The current version of the Code of Business Conduct and Ethics is available on our website under the Corporate Governance section at www.elpolloloco.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.elpolloloco.com.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2019 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2019 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2019 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2019 fiscal year.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this report:

(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules: None.

(3)	Exhibits:

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556
3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556
4.1	Description of El Pollo Loco Holdings, Inc. Capital Stock	X
10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	9/24/2014	10.1	11/7/2014	001-36556
10.2	Credit Agreement, dated as of December 11, 2014, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., and EPL Intermediate, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, the lenders party thereto, and the other parties thereto		8-K	N/A	10.1	12/16/2014	001-36556
10.3	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	8/22/2014	001-36556
10.4	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	8/22/2014	001-36556
10.5	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.		S-1/A	N/A	10.14	7/14/2014	333-197001

10.6	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein		S-1	N/A	10.3	6/24/2014	333-197001
10.7	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.4	6/24/2014	333-197001
10.8	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.		S-1	N/A	10.5	6/24/2014	333-197001
10.9	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006		S-1	N/A	10.6	6/24/2014	333-197001
10.10	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007		S-1	N/A	10.7	6/24/2014	333-197001
10.11	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008		S-1	N/A	10.8	6/24/2014	333-197001
10.12	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011		S-1	N/A	10.9	6/24/2014	333-197001
10.13	Form of Franchise Agreement		S-1	N/A	10.12	6/24/2014	333-197001
10.14*	Form of Franchise Development Agreement		S-1	N/A	10.13	6/24/2014	333-197001
10.15	Form of Franchise Agreement (2019)	X
10.16	Form of Franchise Development Agreement (2019)	X
10.17	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers		S-1/A	N/A	10.27	7/22/2014	333-197001
10.18*	2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.22	7/22/2014	333-197001
10.19*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.25	7/22/2014	333-197001

10.20*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.26	7/22/2014	333-197001
10.21*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)		10-Q	6/29/2016	10.27	8/5/2016	001-36556
10.22*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		10-Q	9/28/2016	10.28	11/4/2016	001-36556
10.23*	2018 Omnibus Equity Incentive Plan		S-8	N/A	4.3	8/6/2018	333-226621
10.24*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan	X
10.25*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan (Non-Employee Directors)	X
10.26*	Form of Restricted Stock Unit Agreement under 2018 Omnibus Equity Incentive Plan	X
10.27*	Form of Stock Option Awards Agreement under 2018 Omnibus Equity Incentive Plan	X
10.28*	Employment Agreement between Bernard Acoca and El Pollo Loco, Inc.		10-K	12/27/2017	10.29	3/9/2018	001-36556
10.29*	Employment Agreement between Laurance Roberts and El Pollo Loco, Inc.		S-1	N/A	10.15	6/24/2014	333-197001
10.30*	Employment Agreement between Hector Munoz and El Pollo Loco, Inc.	X
10.31*	Employment Agreement between Miguel Lozano and El Pollo Loco, Inc.		10-Q	3/27/2019	10.31	5/3/2019	001-36556
10.32*	Retirement Agreement between Stephen J. Sather and El Pollo Loco, Inc. and Executive’s Waiver and Release of Claims between Stephen J. Sather and El Pollo Loco, Inc.		10-K	12/27/2017	10.30	3/9/2018	001-36556
10.33*	Separation Agreement between Gus Siade and El Pollo Loco, Inc.		10-Q	3/27/2019	10.32	5/3/2019	001-36556
10.34*	Form of Non-Qualified Stock Option Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.3	5/8/2018	333-224730
10.35*	Form of Restricted Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.4	5/8/2018	333-224730
10.36*	Form of Performance Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.5	5/8/2018	333-224730

21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Furnished herewith.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Bernard Acoca
Bernard Acoca
President and Chief Executive Officer
Date:	March 6, 2020
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bernard Acoca	Director, President and Chief Executive Officer (principal executive officer)	March 6, 2020
Bernard Acoca

/s/ Laurance Roberts	Chief Financial Officer (principal financial and accounting officer)	March 6, 2020
Laurance Roberts

/s/ Michael G. Maselli	Chairman and Director	March 6, 2020
Michael G. Maselli

/s/ Dean C. Kehler	Director	March 6, 2020
Dean C. Kehler

/s/ John M. Roth	Director	March 6, 2020
John M. Roth

/s/ Douglas J. Babb	Director	March 6, 2020
Douglas J. Babb

/s/ Samuel N. Borgese	Director	March 6, 2020
Samuel N. Borgese

/s/ Mark Buller	Director	March 6, 2020
Mark Buller

/s/ William R. Floyd	Director	March 6, 2020
William R. Floyd

/s/ Carol Lynton	Director	March 6, 2020
Carol Lynton