Form 10-Q
period 2020-03-25
El Pollo Loco Holdings, Inc.
filed 2020-05-01
CIK 1606366

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 24, 2020, there were 35,103,583 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Amounts in thousands, except share data)

	March 25, 2020	December 25, 2019
Assets
Current assets:
Cash and cash equivalents	$43,404	$8,070
Accounts and other receivables, net	12,075	8,505
Inventories	2,092	2,009
Prepaid expenses and other current assets	4,607	5,718
Income tax receivable	338	376
Total current assets	62,516	24,678
Property and equipment owned, net	87,902	91,778
Property held under operating leases, net ("ROU asset")	187,610	192,395
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	3,543	3,709
Other assets	1,366	1,630
Total assets	$653,499	$624,752
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of obligations under finance leases	$36	$34
Current portion of obligations under operating leases	17,585	16,406
Accounts payable	6,456	5,627
Accrued salaries and vacation	7,619	8,618
Accrued insurance	9,881	9,440
Accrued interest	78	302
Current portion of income tax receivable agreement payable	4,987	4,935
Other accrued expenses and current liabilities	12,216	28,597
Total current liabilities	58,858	73,959
Revolver loan	141,500	97,000
Obligations under finance leases, net of current portion	73	83
Obligations under operating leases, net of current portion	192,422	197,492
Deferred taxes	2,366	1,672
Income tax receivable agreement payable, net of current portion	3,128	3,301
Other noncurrent liabilities	6,547	5,679
Total liabilities	404,894	379,186
Commitments and contingencies
Stockholders' Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 35,089,983 and 35,126,582 shares issued and outstanding	351	351
Additional paid-in-capital	331,484	330,950
Accumulated deficit	(82,388)	(85,988)
Accumulated other comprehensive (loss) income	(842)	253
Total stockholders' equity	248,605	245,566
Total liabilities and stockholders' equity	$653,499	$624,752

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 25, 2020	March 27, 2019
Revenue
Company-operated restaurant revenue	$92,634	$97,150
Franchise revenue	7,062	6,444
Franchise advertising fee revenue	5,467	5,383
Total revenue	105,163	108,977
Cost of operations
Food and paper cost	25,562	27,152
Labor and related expenses	28,693	29,576
Occupancy and other operating expenses	22,109	23,227
Company restaurant expenses	76,364	79,955
General and administrative expenses	9,331	11,348
Franchise expenses	6,911	6,144
Depreciation and amortization	4,369	4,761
Loss on disposal of assets	100	44
Loss on assets held for sale	—	4,124
Impairment and closed-store reserves	2,402	309
Total expenses	99,477	106,685
Income from operations	5,686	2,292
Interest expense, net	905	859
Income tax receivable agreement (income) expense	(120)	171
Income before provision for income taxes	4,901	1,262
Provision for income taxes	1,301	349
Net income	$3,600	$913
Net income per share
Basic	$0.10	$0.02
Diluted	$0.10	$0.02
Weighted-average shares used in computing net income per share
Basic	34,659,160	38,653,702
Diluted	35,347,456	39,496,436

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 25, 2020	March 27, 2019
Net income	$3,600	$913
Other comprehensive loss (income)
Changes in derivative instruments
Unrealized net losses arising during the period from interest rate swap	1,459	—
Reclassifications of gains into net income	39	—
Income benefit	(403)	—
Other comprehensive loss, net of taxes	1,095	—
Comprehensive income	$2,505	$913

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(Amounts in thousands, except share data)

Thirteen Weeks Ended March 25, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 25, 2019	35,126,582	$351	$330,950	$(85,988)	$253	$245,566
Stock-based compensation	—	—	534	—	—	534
Forfeiture of common stock related to restricted shares	(36,599)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,095)	(1,095)
Net income	—	—	—	3,600	—	3,600
Balance, March 25, 2020	35,089,983	$351	$331,484	$(82,388)	$(842)	$248,605

Thirteen Weeks Ended March 27, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance, December 26, 2018	39,009,451	$390	$375,734	$(110,888)	$—	265,236
Stock-based compensation	—	—	488	—	—	488
Issuance of common stock related to restricted shares	(22,118)	—	—	—	—	—
Shares repurchased for employee tax withholdings	(1,575)	—	(16)	—	—	(16)
Repurchase of common stock	(255,554)	(2)	(3,381)	—	—	(3,383)
Net income	—	—	—	913	—	913
Balance, March 27, 2019	38,730,204	$388	$372,825	$(109,975)	$—	$263,238

EL POLLO LOCO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Amounts in thousands)

	Thirteen Weeks Ended
	March 25, 2020	March 27, 2019
Cash flows from operating activities:
Net income	$3,600	$913
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	4,369	4,761
Stock-based compensation expense	534	488
Income tax receivable agreement (income) expense	(120)	171
Loss on held for sale assets	—	4,124
Loss on disposal of assets	100	44
Impairment of property and equipment	1,920	—
Amortization of deferred financing costs	63	63
Amortization of favorable and unfavorable leases, net	—	(10)
Deferred income taxes, net	916	273
Changes in operating assets and liabilities:
Accounts and other receivables, net	(3,569)	(1,150)
Inventories	(83)	260
Prepaid expenses and other current assets	1,111	(843)
Other assets	201	—
Accounts payable	490	(783)
Accrued salaries and vacation	(999)	1,347
Accrued insurance	442	764
Income taxes payable	38	76
Other accrued expenses and liabilities	(16,539)	(521)
Net cash flows (used in) provided by operating activities	(7,526)	9,977
Cash flows from investing activities:
Purchase of property and equipment	(1,632)	(4,183)
Net cash flows used in investing activities	(1,632)	(4,183)
Cash flows from financing activities:
Payments on revolver and swingline loan	(8,000)	(3,000)
Borrowings on revolver and swingline loan	52,500	—
Payment of obligations under finance leases	(8)	(35)
Stock buybacks	—	(3,029)
Net cash flows provided by (used in) financing activities	44,492	(6,064)
Increase (decrease) in cash and cash equivalents	35,334	(270)
Cash and cash equivalents, beginning of period	8,070	6,969
Cash and cash equivalents, end of period	$43,404	$6,699

	Thirteen Weeks Ended
Supplemental cash flow information	March 25, 2020	March 27, 2019
Cash paid during the period for interest	$1,112	$838
Unpaid purchases of property and equipment	$1,085	$948
Unpaid stock buybacks	$—	$354

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 25, 2020, the Company operated 195 and franchised 284 El Pollo Loco restaurants.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair presentation of the Company’s consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 25, 2019.
The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2020 is a 53-week year ending on December 30, 2020, and fiscal 2019 was a 52-week year ending on December 25, 2019. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.
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
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters, stock-based compensation, income tax receivable agreement liability, contingent liabilities and income tax valuation allowances.

COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China ("COVID-19") and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of the Company’s sales are associated with dine-in service. As such, the COVID-19 pandemic has significantly disrupted consumer demand, as well as the Company's restaurant operations. All of the Company's restaurants are operating on a take-away, mobile pick-up and delivery basis only, as well as maintaining drive-thru operations where available, in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates. As of March 25, 2020, the Company had not closed any restaurants due to the COVID-19 pandemic. Please refer to Subsequent Events, below, for discussion of stores that have temporarily closed.
The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management has taken precautionary actions, such as drawing on its 2018 Revolver (see Note 4), temporarily suspending all but essential capital spending and share repurchase activity, reevaluating essential support center general and administrative expenses and fine-tuning its restaurant labor model based on dining room closures and lower sales volumes. Additionally, Management has delayed making April rent payments on the majority of its leased properties and is currently negotiating rent abatement and/or deferment with its landlords for those properties. For the Company's franchisees, the Company is deferring 50% of their April royalties as well as 100% of their 2020 remodel and new restaurant build requirements until 2021. Management is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations has led to the Company to consider the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions continue, the Company expects a continued material negative impact on its consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will be determined, in part, by the longevity and severity of the pandemic.
Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate material adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain.

Subsequent Events
Due to the impact of the COVID-19 pandemic, subsequent to March 25, 2020, the Company has temporarily closed 18 restaurants, 15 of which have reopened and 3 remain closed at this time. Similarly, franchisees have temporarily closed 12 restaurants, 8 of which have reopened and 4 remain closed at this time.
On March 27, 2020 President Trump signed into a law a stimulus package, the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which contains several tax provisions and deferral of employer Social Security taxes that are otherwise owed for wage payments. The tax provisions include a correction of previous drafting error related to quality improvement property ("QIP") and immediate refundability of all remaining alternative minimum tax ("AMT") credits. The Company is in the process of assessing the impact of these new tax provisions and will recognize the impact during its second quarter of 2020.
On March 19, 2020, the Surety from who the Company procured the appeal bond to secure the judgment against the Company in a legal matter, issued a collateral demand to the Company. On April 17, 2020, the Company issued a letter of credit in the amount of $2.7 million to satisfy the Surety’s collateral demand. Refer to Note 7 "Commitments and Contingencies" for further details. In order to provide the aforementioned letter of credit, on April 15, 2020 the Company made a $2.7 million pre-payment on the 2018 Revolver.
Additionally, subsequent to March 25, 2020 one franchised location in Texas has been permanently closed.
The Company has evaluated subsequent events that have occurred after March 25, 2020, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.
Cash and Cash Equivalents
The Company considers all highly-liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.
Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations and working capital and general corporate needs. At March 25, 2020, the Company’s total debt was $141.5 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $43.4 million at March 25, 2020 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the Company's financial performance and liquidity could be further impacted and could impact the Company's ability to meet certain covenants required in its 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.
Assets Held For Sale
During the thirteen weeks ended March 27, 2019, the Company agreed in principle to sell four restaurants within the San Francisco area to an existing franchisee. Additionally, during the thirteen weeks ended March 27, 2019, the Company agreed in principle to sell seven restaurants in the Phoenix area to another existing franchisee. Assets are classified as held for sale if they meet the criteria outlined in Accounting Standards Codification ("ASC") 360, Property, Plant and Equipment. In accordance with applicable accounting guidance, the net assets were recorded at the lower of carrying value or fair value less costs to sell. The Company classified $4.5 million of assets as held for sale, consisting of leasehold improvements and other property equipment, as of March 27, 2019, and recognized a loss on held for sale assets of $4.1 million for the thirteen weeks ended March 27, 2019. These transactions were completed during the second quarter of 2019.

As of March 25, 2020, there were no assets held for sale.
Recently Adopted Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for a limited time, from March 12, 2020, through December 31, 2022. The Company adopted this ASU on March 12, 2020. The adoption of ASU 2020-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.
In February 2018, the FASB issued ASU No. 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement," which finalizes proposed ASU No. 2015-350, and of the same name as part of its disclosure framework project, which focuses on improving the effectiveness of disclosures in the notes to financial statements by facilitating clear communication of the information required by U.S. GAAP that is most important to users of each entity’s financial statements. The Company adopted ASU No. 2018-13 during the first quarter of 2020. The adoption of ASU 2018-13 did not have a significant impact on the Company’s consolidated financial position or results of operations.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which finalizes proposed ASU No. 2012-260 "Financial Instruments—Credit Losses (Subtopic 825-15)" and adds Topic 326 "Financial Instruments—Credit Losses", to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU No. 2016-13 during the first quarter of 2020. The adoption of ASU 2016-03 did not have a significant impact on the Company’s consolidated financial position or results of operations.
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
The Company had one supplier for which amounts due totaled 12.2% and 11.7% of the Company’s accounts payable at March 25, 2020 and December 25, 2019, respectively. Purchases from the Company’s largest supplier totaled 27.4% of total expenses for the thirteen weeks ended March 25, 2020, and 26.6% of total expenses for the thirteen weeks ended March 27, 2019.
Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 72.4% of total revenue for the thirteen weeks ended March 25, 2020, and 69.2% for the thirteen weeks ended March 27, 2019.
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
Upon the sale or closure of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company determined there was no decrement of goodwill related to the disposition of restaurants during the thirteen weeks ended March 25, 2020.
The Company performs an annual impairment test for goodwill during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise.
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
The Company performs an annual impairment test for indefinite-lived intangible assets during the fourth fiscal quarter of each year, or more frequently if impairment indicators arise. An impairment test consists of either a qualitative assessment or a comparison of the fair value of an intangible asset with its carrying amount. The excess of the carrying amount of an intangible asset over its fair value is recognized as an impairment loss.
The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting segment and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.
Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company's stock price as well as that of its competitors, declining sales at the Company's restaurants and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen weeks ended March 25, 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 25, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.
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
During fiscal 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company's counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for the Company's credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See "Note 4. Long-Term Debt" for further discussion regarding our interest rate swaps. The following table presents fair value for the interest rate swap at March 25, 2020 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$1,142	$—	$1,142	$—
The following table presents fair value for the interest rate swap at December 25, 2019 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other assets - Interest rate swap	$360	$—	$360	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g. when there is evidence of impairment).
The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen weeks ended March 25, 2020 (in thousands):

		Fair Value Measurements at March 25, 2020 Using			Thirteen Weeks Ended March 25, 2020
	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment owned, net	$39	$—	$—	$39	$1,377
Certain ROU assets, net	$926	$—	$—	$926	$543

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen weeks ended March 27, 2019 (in thousands):

		Fair Value Measurements at March 27, 2019 Using			Thirteen Weeks Ended March 27, 2019
	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment - Held for sale	$4,494	$—	$—	$4,494	$4,124
Impairment of Long-Lived Assets and ROU Assets
The Company reviews its long-lived and right-of-use assets ("ROU assets") for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company's impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. Based on the results of the analysis, the Company recorded a non-cash impairment charge of $1.9 million for the thirteen weeks ended March 25, 2020, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California.
The Company did not recognize any impairment charges for the thirteen weeks ended March 27, 2019, other than the loss on assets held for sale, discussed above. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
Closed-Store Reserves
When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance ("CAM") payments relating to closed restaurants are included within closed-store expense. During the thirteen weeks ended March 25, 2020, the Company recognized $0.5 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen weeks ended March 27, 2019, the Company closed one restaurant in California and one restaurant in Texas and recognized $0.3 million primarily related to the amortization of ROU assets for the two closed stores.
Derivative Financial Instruments
The Company uses an interest rate swap, a derivative instrument, to hedge interest rate risk and are not used for trading purposes. The derivative contract is entered into with financial institutions.
The Company records the derivative instrument on its condensed consolidated balance sheet at fair value. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified to earnings immediately.

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of March 25, 2020, the counterparty to the Company's interest rate swap has performed in accordance with their contractual obligation.
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
The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 25, 2020 or at December 25, 2019, and did not recognize interest or penalties during the thirteen weeks ended March 25, 2020 or March 27, 2019, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.
For the thirteen weeks ended March 25, 2020 the Company received a Notice of Proposed Adjustment ("NOPA"), for the years ended December 27, 2017 and December 28, 2016, related to the Company's methodology regarding its ordering of utilization of AMT net operating losses ("NOL). This resulted in payment of $0.4 million and the audit is closed. As a result of the CARES Act, discussed above, this amount is immediately refundable upon filing of a Form 1139. See "Subsequent Event" disclosure above for further discussion of the tax impact of the CARES Act.
On July 30, 2014, the Company entered into the income tax receivable agreement (the "TRA"), which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 25, 2020, the Company recorded income tax receivable agreement income of $0.1 million, and for the thirteen weeks ended March 27, 2019, the Company recorded income tax receivable agreement expense of $0.2 million, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

Changes in Accounting Policies
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.
The Company adopted Topic 842 with a date of initial application of December 27, 2018. As a result, the Company has changed its accounting policy for leases as detailed below.
The Company’s operations utilize property, facilities, equipment and vehicles owned by the Company or leased from others, the majority of which are operating leases. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842. As of the date of adoption, the Company recognized a ROU asset and lease liability equal to the present value of these leases within its consolidated balance sheet for any leases with terms longer than 12 months. The Company also has three finance leases, subleases facilities to certain franchises and is the lessor for certain property, facilities and equipment owned by the Company. The adoption of Topic 842 did not have an impact on the Company's current accounting policies for these items. Furthermore, the adoption of this standard did not have any impact on the Company’s consolidated statement of operations or the consolidated statement of cash flows.
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

2. PROPERTY AND EQUIPMENT
The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 25, 2020	December 25, 2019
Land	$12,323	$12,323
Buildings and improvements	145,406	144,794
Other property and equipment	75,344	75,234
Construction in progress	3,448	4,213
	236,521	236,564
Less: accumulated depreciation and amortization	(148,619)	(144,786)
	$87,902	$91,778

Depreciation expense was $4.4 million and $4.8 million for the thirteen weeks ended March 25, 2020 and March 27, 2019, respectively.

Based on the Company's review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $1.4 million for the thirteen weeks ended March 25, 2020, primarily related to the carrying value of the assets of three restaurants in California. Depending on the severity and longevity of the COVID-19 pandemic, the Company's financial performance could be further impacted and it is possible that material impairments could be identified in future periods.
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

3. STOCK-BASED COMPENSATION

At March 25, 2020, options to purchase 2,034,834 shares of common stock were outstanding, including 1,518,145 vested and 516,689 unvested. Unvested options vest over time; however, upon a change in control, the board may accelerate vesting. At March 25, 2020, 1,159,366 premium options, options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of March 25, 2020 and changes during the thirteen weeks ended March 25, 2020 is as follows:

	Shares	Weighted-Average Exercise Price
Outstanding - December 25, 2019	2,077,570	$8.14
Forfeited, cancelled or expired	(42,736)	$11.47
Outstanding - March 25, 2020	2,034,834	$8.07
Vested and expected to vest at March 25, 2020	2,026,518	$8.05
Exercisable at March 25, 2020	1,518,145	$6.93

At March 25, 2020, the Company had total unrecognized compensation expense of $1.5 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.68 years.

A summary of restricted share activity as of March 25, 2020 and changes during the thirteen weeks ended March 25, 2020 is as follows:

	Shares	Weighted-Average Fair Value
Unvested shares at December 25, 2019	588,008	$11.23
Forfeited, cancelled, or expired	(49,010)	$12.42
Unvested shares at March 25, 2020	538,998	$11.12
Unvested shares at March 25, 2020, included 430,823 unvested restricted shares, 36,058 unvested performance stock units and 72,117 unvested restricted units.
At March 25, 2020, the Company had unrecognized compensation expense of $3.7 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.57 years, unrecognized compensation expense of $0.1 million related to performance stock units, which it expects to recognize over a weighted-average period of 3.12 years and unrecognized compensation expense of $0.5 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 2.12 years.
Total stock-based compensation expense was $0.5 million for both the thirteen weeks ended March 25, 2020 and March 27, 2019.

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
Under the 2018 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2018 Revolver.
Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.11% to 3.29% for the thirteen weeks ended March 25, 2020 and 3.96% to 4.01% for the thirteen weeks ended March 27, 2019.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of March 25, 2020. However, depending on the severity and longevity of the COVID-19 pandemic, the Company's financial performance and liquidity could be further impacted and could impact the Company's ability to comply with certain financial covenants required in the 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.
At March 25, 2020, $8.4 million of letters of credit and $141.5 million in borrowings under the 2018 Revolver were outstanding. The Company had $0.1 million amounts available under the 2018 Revolver at March 25, 2020.

Maturities
During the thirteen weeks ended March 25, 2020, the Company borrowed $44.5 million, net of pay downs of $8.0 million, on the Company’s 2018 Revolver, primarily as a precautionary measure to bolster its existing cash position, related to the uncertainty regarding the current COVID-19 pandemic, as well as to fund litigation settlement payments. See Note 1 under "Subsequent Events" for further details regarding the Company's actions related to the COVID-19 pandemic and Note 7 for further details regarding the litigation settlement payments. During the thirteen weeks ended March 27, 2019, the Company elected to pay down $3.0 million of outstanding borrowings on the Company’s 2018 Revolver. There are no required principal payments prior to maturity for the 2018 Revolver.
Interest Rate Swap
During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap was to reduce the Company's exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments were converted to a fixed rate of 1.31%, plus applicable margin, which is currently 1.5%. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with ASC 815, Derivatives and Hedging.
The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive (loss) income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.
For the thirteen weeks ended March 25, 2020, the swap was a highly effective cash flow hedge.
As of March 25, 2020, the estimated net loss included in AOCI related to the Company's cash flow hedge that will be reclassified into earnings in the next 12 months is $0.1 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company's cash flow hedge accounting on the condensed consolidated balance sheet (in thousands):

	March 25, 2020		December 25, 2019
	Notional	Fair value	Notional	Fair value
Other assets - Interest rate swap	—	—	$40,000	$360
Other liabilities - Interest rate swap	$40,000	$1,142	—	—

The following table summarizes the effect of the Company's cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended
	March 25, 2020	March 27, 2019
Interest expense on hedged portion of debt	$429	—
Interest income on interest rate swap	(39)	—
Interest expense on debt and derivatives, net	$390	$—

The following table summarizes the effect of the Company's cash flow hedge accounting on AOCI for the thirteen weeks ended March 25, 2020 and March 27, 2019 (in thousands):

	Thirteen Weeks Ended
	Net Loss Recognized in OCI		(Gain) Reclassified from AOCI into Interest expense
	March 25, 2020	March 27, 2019	March 25, 2020	March 27, 2019
Interest rate swap	$1,459	—	$(39)	—

See Note 1 for the fair value of our derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES
Other accrued expenses and current liabilities consist of the following (in thousands):

	March 25, 2020	December 25, 2019
Accrued sales and property taxes	$4,648	$4,665
Gift card liability	2,676	3,006
Accrued legal settlements and professional fees	1,037	16,901
Deferred franchise and development fees	670	705
Other	3,185	3,320
Total other accrued expenses and current liabilities	$12,216	$28,597

6. OTHER NONCURRENT LIABILITIES
Other noncurrent liabilities consist of the following (in thousands):

	March 25, 2020	December 25, 2019
Deferred franchise and development fees	$5,329	$5,612
Derivative liability	1,151	—
Other	67	67
Total other noncurrent liabilities	$6,547	$5,679

7. COMMITMENTS AND CONTINGENCIES
Legal Matters
On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The court recently certified two classes of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. The parties reached a settlement in principle on January 24, 2019 of all claims brought on behalf of the 32,000+ putative class members in the Olvera, as well as all claims for failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867). The settlement reached in principle in the Olvera, Perez, Vega, and Gonzalez actions resolves all potential claims from April 12, 2010 through April 1, 2019 that El Pollo Loco restaurant employees may have against El Pollo Loco for failure to pay for all compensation owed, failure to pay overtime compensation, failure to provide meal periods and rest breaks and failure to provide itemized wage statements, among other wage and hour related claims. A $16.3 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018, and the court formally approved the settlement on January 31, 2020. The settlement payment was made on February 28, 2020. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company fully expects to have to defend against similar lawsuits in the future.
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
On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations in the action and are negotiating the terms of a Stipulation of Settlement.  On January 24, 2019, the Court ordered that all proceedings in the action be stayed until April 3, 2019, on or before which the parties were to file and did so file a Stipulation of Settlement and a motion for preliminary approval of the settlement. The court granted preliminary approval of the settlement on May 13, 2019. Defendants maintain that the Plaintiffs' claims are without merit, and entered into the settlement with Plaintiffs to eliminate the uncertainties, burden and expense of further protracted litigation. A $20.0 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018 and all settlement payments were made during the year ended December 25, 2019.
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
The damages phase of the trial commenced on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-operated El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code § 17200 et seq. As part of the final judgment, the court found El Pollo Loco liable and issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of $4,356,600 for “impact damages” arising out of our construction of the two new company-operated El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the "lost opportunity damages" awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There was no ruling on the causes of action for reformation due to mistake and declaratory relief, and on January 27, 2020, the court entered an amended judgment dismissing these claims. The trial court subsequently awarded the Plaintiffs $249,728 in costs and $1,391,703 in attorney fees. Post judgment interest is running at 10% simple interest per year on the total amount of the monetary judgment, costs, and attorney fees.
On August 27, 2018, the Company filed a notice of appeal as to the entire judgment. As required by California law, on or about August 16, 2018, the Company obtained an appeal bond through a Surety company to secure the trial court’s judgment during the pendency of the appeal. The appeal on the merits is currently pending. Briefing on the merits has not yet occurred in the appellate court. The record was delivered by the trial court to the court of appeal on August 20, 2019. Due to the COVID-19 pandemic, the appellate court has extended the deadline for the Company' to file its opening brief until June 1, 2020. Based on the assessment by management of the numerous legal arguments that can be raised on appeal, together with independent assessments from its trial and appellate counsel, the Company believes that a loss is currently not probable or estimable under ASC 450, "Contingencies," and as of March 25, 2020, no accrual has been made with regard to the verdict.
On March 19, 2020, the Surety from who the Company procured the appeal bond to secure the judgment against the Company in the matter of Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., issued a collateral demand to the Company.  On April 17, 2020, the Company provided to One Beacon a Letter of Credit in the amount of $2,651,342 to satisfy the Surety’s collateral demand.
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
At March 25, 2020, the Company’s total estimated commitment to purchase chicken was $19.5 million.
Contingent Lease Obligations
As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of March 25, 2020, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.9 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 25, 2020 was $2.5 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Due to the current uncertainty related to the COVID-19 pandemic and impact it has had on the ability of the Company's franchisees to make their lease payments, the Company has recorded a $0.1 million liability in the Company’s condensed consolidated financial statements related to these contingent liabilities.
Employment Agreements

Effective March 18, 2020, Hector Munoz, the Company’s Chief Marketing Officer, left the Company to pursue other opportunities. In connection with his departure, the Company and Mr. Munoz entered into a Separation Agreement and General Release. For more information, please see Item 6, Exhibits.
The Company has employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.
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

8. NET INCOME PER SHARE
Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 25, 2020 and March 27, 2019. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.
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

For the thirteen weeks ended March 27, 2019, the Company repurchased 255,554 shares of common stock under the 2018 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $3.4 million. The common stock repurchased under both the 2018 Stock Repurchase Plan and the 2019 Stock Repurchase Plan was retired upon repurchase.
Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data:

	Thirteen Weeks Ended
	March 25, 2020	March 27, 2019
Numerator:
Net income	$3,600	$913
Denominator:
Weighted-average shares outstanding—basic	34,659,160	38,653,702
Weighted-average shares outstanding—diluted	35,347,456	39,496,436
Net income per share—basic	$0.10	$0.02
Net income per share—diluted	$0.10	$0.02
Anti-dilutive securities not considered in diluted EPS calculation	474,373	56,016

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended
	March 25, 2020	March 27, 2019
Weighted-average shares outstanding—basic	34,659,160	38,653,702
Dilutive effect of stock options and restricted shares	688,296	842,734
Weighted-average shares outstanding—diluted	35,347,456	39,496,436

9. RELATED PARTY TRANSACTIONS
Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 47.7% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s amended and restated certificate of incorporation or amended and restated by-laws, and the Company’s winding up and dissolution. The Company’s amended and restated certificate of incorporation provides that (i) so long as LLC beneficially owns, directly or indirectly, more than 40% of the Company's common stock any member of the board of directors or the entire board of directors may be removed from office at any time with or without cause by the affirmative vote of a majority of the Company’s common stock, and (ii) prior to the date the LLC ceases to beneficially own, directly or indirectly, 40% or more of the Company’s common stock, stockholders representing at least 40% of the Company's common stock may call a special meeting of the Company's stockholders.

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
The Company offers a loyalty rewards program, which awards a customer one point for every $1 spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a $10 reward is not used within six months it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point's terms. As of March 25, 2020 and December 25, 2019, the revenue allocated to loyalty points that have not been redeemed are $1.0 million and $1.1 million, respectively, which are reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.
The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. Furthermore, due to these escheatment rights, the Company does not recognize breakage related to the sale of gift cards due to the immateriality of the amount remaining after escheatment. The Company recognizes income from gift cards when redeemed by the customer. Unredeemed gift card balances are deferred and recorded as other accrued expenses on the accompanying condensed consolidated balance sheets.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of March 25, 2020, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue
The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended
	March 25, 2020	March 27, 2019
Core Market(1):
Company-operated restaurant revenue	$85,915	$85,306
Franchise revenue	3,508	3,499
Franchise advertising fee revenue	2,642	2,717
Total core market	$92,065	$91,522
Non-Core Market(2):
Company-operated restaurant revenue	$6,719	$11,844
Franchise revenue	3,554	2,945
Franchise advertising fee revenue	2,825	2,666
Total non-core market	$13,098	$17,455
Total revenue	$105,163	$108,977

(1) Core Market includes markets with existing company-operated restaurants at the time of the Company's Initial Public Offering ("IPO") on July 28, 2014.
(2) Non-Core Market includes markets entered into by the Company subsequent to the IPO date.
The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended
	March 25, 2020	March 27, 2019
Greater Los Angeles area market	72.4%	69.2%
Other markets	27.6%	30.8%
Total	100%	100%

Contract balances
The following table provides information about the change in the franchise contract liability balances during the thirteen weeks ended March 25, 2020 and March 27, 2019 (in thousands):

December 25, 2019	$6,317
Revenue recognized - beginning balance	(318)
March 25, 2020	$5,999

December 26, 2018	$5,593
Revenue recognized - beginning balance	(104)
Additional contract liability	140
Revenue recognized - additional contract liability	(6)
March 27, 2019	$5,623

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of March 25, 2020 (in thousands):

Franchise revenues:
2020	$524
2021	491
2022	410
2023	391
2024	357
Thereafter	3,826
Total	$5,999

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
As of March 25, 2020, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.
Building and facility leases
The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility lease that is classified as a finance lease.
Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues in excess of a defined amount. Additionally, a number of the Company’s leases have payments, which increase at pre-determined dates based on the change in the consumer price index. For all leases, the Company also reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as common area maintenance, property tax and insurance costs. While the Company determined not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and excluding them from the calculations of the ROU asset and lease liability.

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
During the thirteen weeks ended March 25, 2020, the Company reassessed the lease terms on three restaurants due to certain triggering events, such as, the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $0.3 million of ROU asset and lease liabilities for the thirteen weeks ended March 25, 2020 were recognized and will be amortized over the new lease term. The reassessment did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.
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
During the first quarter of 2020, the Company determined that the carrying value of ROU assets at certain restaurants was not recoverable. As a result, the Company recorded a $0.5 million impairment expense for the thirteen weeks ended March 25, 2020. The impairment primarily related to one restaurant in Texas, sold to franchisees in the prior year.

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
The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended March 25, 2020
	Property Leases	Equipment Leases	Total
Finance lease cost:
Interest on lease liabilities	6	—	6
Operating lease cost	6,530	324	6,854
Short-term lease cost	—	2	2
Variable lease cost	104	14	118
Sublease income	(778)	—	(778)
Total lease cost	$5,862	$340	$6,202

The following table presents the Company’s total lease cost on the condensed consolidated statement of income (in thousands):

Thirteen Weeks Ended March 25, 2020
Lease cost – Occupancy and other operating expenses	$5,879
Lease cost – General & administrative	111
Lease cost – Interest expense	6
Lease cost - Closed-store reserve	206
Total lease cost	$6,202

During the thirteen weeks ended March 25, 2020, the Company had the following cash and non-cash activities associated with its leases (in thousands):

	Thirteen Weeks Ended March 25, 2020
	Property Leases	Equipment Leases	Total

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,260	$309	$6,569
Financing cash flows used for finance leases	$8	$—	$8

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$307	$12	$319
Derecognition of ROU assets due to terminations, impairment or modifications	$(543)	$—	$(543)

Operating lease ROU assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	$200,555	$4,668	$205,223
Operating lease liabilities	$217,615	$4,668	$222,283

Other Information
Weighted-average remaining lease term—finance leases	2.58	—
Weighted-average remaining lease term—operating leases	11.94	2.97
Weighted-average discount rate—finance leases	11.10%	—
Weighted-average discount rate—operating leases	4.35%	3.95%

Information regarding the Company’s minimum future lease obligations as of March 25, 2020 is as follows (in thousands):

	Finance	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 30, 2020	$41	$20,080	$2,103
December 29, 2021	54	26,702	2,887
December 28, 2022	45	25,694	3,284
December 27, 2023	—	23,289	3,318
December 25, 2024	—	21,018	3,203
Thereafter	—	141,124	27,265
Total	$140	$257,907	$42,060
Less: imputed interest (2.38% - 11.10%)	(31)	(47,900)
Present value of lease obligations	109	210,007
Less: current maturities	(36)	(17,585)
Noncurrent portion	$73	$192,422

Information regarding the Company’s minimum future lease obligations as of December 25, 2019 is as follows (in thousands):

	Finance Leases	Operating Leases
For the Years Ending	Minimum Lease Payments	Minimum Lease Payments	Minimum Sublease Income
December 30, 2020	$54	$26,808	$2,754
December 29, 2021	54	25,978	2,887
December 28, 2022	45	24,871	3,284
December 27, 2023	—	22,309	3,318
December 25, 2024	—	19,751	3,203
Thereafter	—	139,454	27,265
Total	$153	$259,171	$42,711
Less: imputed interest (3.96% to 11.10%)	(36)	(45,273)
Present value of capital lease obligations	117	213,898
Less: current maturities	(34)	(16,406)
Noncurrent portion	$83	197,492

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
For both thirteen weeks ended March 25, 2020 and March 27, 2019, the Company received $0.1 million of lease income from company-owned locations.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

•
the impacts of the novel coronavirus (COVID-19) pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees ability to maintain operations in their individual restaurants;

•
the adverse impact of economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;

•	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;

•	our ability to compete successfully with other quick-service and fast casual restaurants;

•	vulnerability to changes in consumer preferences and economic conditions;

•	vulnerability to conditions in the greater Los Angeles area;

•	vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;

•	our ability to effectively identify and secure appropriate new sites for restaurants;

•	changes to food and supply costs, especially for chicken;

•	negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;

•	our ability to continue to expand our digital business, delivery orders and catering;

•	concerns about food safety and quality and about food-borne illness, particularly avian flu;

•	dependence on frequent and timely deliveries of food and supplies and our dependence on a single supplier to distribute substantially all of our products to our restaurants;

•	our ability to service our level of indebtedness;

•
our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy, and our limited control over our franchisees and potential liability for their acts;

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
COVID-19 Impact
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus ("COVID-19") originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.
The COVID-19 pandemic has disrupted our restaurant operations. All of our restaurants are operating on a take-away, mobile pick-up and delivery basis only, as well as maintaining drive-thru operations where available, in order to protect our employees and customers from the spread of this virus, and in light of the government-mandated closures to our dining rooms.
Below is a summary of other actions we have taken, or plan to take to enhance financial and operating flexibility for the Company and for our franchisees, and to protect our employees and customers:

•	As a precautionary measure, we bolstered our existing cash position by fully drawing down our $150 million 2018 Revolver, adding $34.5 million of cash to our balance sheet.

•
We have temporarily suspended all but essential capital spending and share repurchase activity, reevaluated essential support center general and administrative expenses, and fine-tuned our restaurant labor model based on dining room closures and lower sales volumes.

•
For our franchisees, we are deferring 50% of their April royalties until July 1, 2020, when such royalties will begin to be repaid in even monthly installments over the remainder of fiscal 2020. In addition, we deferred 100% of our franchisees' 2020 remodel and new restaurant build requirements until 2021. We also established a support team to assist franchisees in accessing funds and benefits provided by the CARES Act legislation.

•
For our employees, we continue to implement actions to help protect them from the coronavirus while working in our restaurants. These include implementing enhanced cleaning procedures in our restaurants, providing gloves and masks to all system restaurant employees, installing plexiglass shields at company restaurant cashier stations and initiating other social distancing measures. We are providing extended sick leave benefits to employees impacted by COVID-19 and we have granted two weeks paid leave for employees who are 65 or older.

•	We have shifted our marketing to highlight our free delivery program; our Family Meals as a healthier and affordable option; and our meaningful value platform.

•	We delayed making April rent payments on the majority of our leased properties and we are currently negotiating rent abatement and/or deferment with our landlords for those properties.

•	We have taken advantage of provisions available under the CARES Act. Specifically, we have deferred payment of employer Social Security taxes that are otherwise owed for wage payments.
The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations has led to us considering the impact of the COVID-19 pandemic on our liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions continue, we expect a continued material negative impact on our financial results, future operations and liquidity. The extent of such negative impact will be determined, in part, by the COVID-19 pandemics longevity and severity.
Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate material adverse impact on tour consolidated financial condition, liquidity, and future results of operations is uncertain. See Item 1A, Risk Factors for additional information.
Growth Strategies and Outlook
As of March 25, 2020, we had 479 locations in six states. In fiscal 2019, we opened two new company-operated and two new franchised restaurants all in California. For the thirteen weeks ended March 25, 2020, no new company-operated restaurants were opened and one franchised restaurant in California was opened. As a result of the COVID-19 crisis, we have suspended company-operated new unit development until the timing of the economic recovery and our business improvement becomes more clear. In addition, we are allowing franchisees to defer their 2020 new unit development obligations until 2021. As a result, we now expect to open one company-operated and one franchised restaurant, both of which are currently in progress, during the remainder of 2020.

It is our intention to return to the following long-term growth strategy after the impact of the COVID-19 pandemic subsides. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

•	expand our restaurant base;

•	increase our comparable restaurant sales; and

•	enhance operations and leverage our infrastructure.
To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. These growth rates are not guaranteed.
Highlights and Trends
Comparable Restaurant Sales
System-wide, for the thirteen weeks ended March 25, 2020, comparable restaurant sales decreased by 1.5%, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales, for the thirteen weeks ended March 25, 2020, decreased by 0.7%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 3.8% increase in average check size, and a 4.5% decline in transactions. For franchised restaurants, comparable restaurant sales decreased 2.2% for the thirteen weeks ended March 25, 2020. Refer to Comparable Restaurant Sales definition in "Key Performance Indicators" section below.
Restaurant Development
Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 25, 2020, were as follows.

	Thirteen Weeks Ended	Fiscal Year Ended
	March 25, 2020	2019	2018	2017
Company-operated restaurant activity:
Beginning of period	195	213	212	201
Openings	—	2	8	16
Restaurant sale to franchisee	—	(16)	—	—
Closures	—	(4)	(7)	(5)
Restaurants at end of period	195	195	213	212
Franchised restaurant activity:
Beginning of period	287	271	265	259
Openings	1	2	9	7
Restaurant sale to franchisee	—	16	—	—
Closures	(4)	(2)	(3)	(1)
Restaurants at end of period	284	287	271	265
System-wide restaurant activity:
Beginning of period	482	484	477	460
Openings	1	4	17	23
Closures	(4)	(6)	(10)	(6)
Restaurants at end of period	479	482	484	477
Restaurant Remodeling
As of March 25, 2020, together with our franchisees, we had remodeled 34 company-operated and 45 franchised restaurants using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of March 25, 2020, including new builds and remodels, we had 120 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand. In addition, we are currently working on a new asset design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that this new design will deliver good new unit volumes and cash on cash returns in both existing and new markets. We also believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. This new design replaces our “Vision” design, which was implemented in 2016. However, given the uncertainty surrounding the severity and longevity of the COVID-19 pandemic, as a precautionary measure we have suspended all but essential capital spending, which includes remodels, and we have deferred our franchisee's 2020 remodel requirement until 2021.
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
In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of March 25, 2020 and December 25, 2019, the revenue allocated to loyalty points that have not been redeemed are $1.0 million and $1.1 million, respectively, which are reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company had almost 1.7 million loyalty program members as of March 25, 2020.
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
Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 25, 2019.
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
When the Company closes a restaurant, it will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense, in addition to property tax and common area maintenance ("CAM") charges for closed restaurants.
Interest Expense, Net
Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized at cost over the life of the related debt.
Provision for Income Taxes
Provision for income taxes consists of federal and state taxes on our income.

Comparison of Results of Income
Our operating results for the thirteen weeks ended March 25, 2020 and March 27, 2019 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	March 25, 2020		March 27, 2019		Increase / (Decrease)
Statements of Income Data	($ ,000)	(%)	($ ,000)	(%)	($ ,000)	(%)
Company-operated restaurant revenue	$92,634	88.1	$97,150	89.2	$(4,516)	(4.6)
Franchise revenue	7,062	6.7	6,444	5.9	618	9.6
Franchise advertising fee revenue	5,467	5.2	5,383	4.9	84	1.6
Total revenue	105,163	100.0	108,977	100.0	(3,814)	(3.5)
Cost of operations
Food and paper costs(1)	25,562	27.6	27,152	27.9	(1,590)	(5.9)
Labor and related expenses(1)	28,693	31.0	29,576	30.4	(883)	(3.0)
Occupancy and other operating expenses(1)	22,109	23.9	23,227	23.9	(1,118)	(4.8)
Company restaurant expenses(1)	76,364	82.5	79,955	82.3	(3,591)	(4.5)
General and administrative expenses	9,331	8.9	11,348	10.4	(2,017)	(17.8)
Franchise expenses	6,911	6.6	6,144	5.6	767	12.5
Depreciation and amortization	4,369	4.2	4,761	4.4	(392)	(8.2)
Loss on disposal of assets	100	0.1	44	0.0	56	127.3
Loss on assets held for sale	—	—	4,124	3.8	(4,124)	N/A
Impairment and closed-store reserves	2,402	2.3	309	0.3	2,093	677.3
Total expenses	99,477	94.6	106,685	97.9	(7,208)	(6.8)
Income from operations	5,686	5.4	2,292	2.1	3,394	148.1
Interest expense, net of interest income	905	0.9	859	0.8	46	5.4
Income tax receivable agreement (income) expense	(120)	(0.1)	171	0.2	(291)	(170.2)
Income before provision for income taxes	4,901	4.7	1,262	1.2	3,639	288.4
Provision for income taxes	1,301	1.2	349	0.3	952	272.8
Net income	$3,600	3.4	$913	0.8	$2,687	294.3

(1)
Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue
For the quarter, company-operated restaurant revenue decreased $4.5 million, or 4.6%, from the comparable period in the prior year. The decline in company-operated restaurant sales was primarily due to a $5.0 million decrease in revenue from the closure of four restaurants and the 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the first quarter of 2019. Additionally, there was a decrease in company-operated restaurant revenue of $0.6 million from a 0.7% decrease in company-operated comparable restaurant sales, which we believe was primarily related to the impact of the COVID-19 pandemic. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business. This company-operated restaurant sales decrease was partially offset by an increase of $0.8 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and $0.3 million related to an increase in revenue recognized from our loyalty points program. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 4.5%, partially offset by an increase in average check size of 3.8%.
Franchise Revenue

For the quarter, franchise revenue increased $0.6 million, or 9.6%, from the comparable period in the prior year. This increase was primarily due to the opening of three new franchised restaurants and revenue generated from 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the first quarter of 2019. This franchise revenue increase was partially offset by a franchise comparable restaurant sales decrease of 2.2%, which we believe was primarily due to the COVID-19 pandemic, and the closure of six franchise locations during the same period. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.
Franchise Advertising Fee Revenue
For the quarter, franchise advertising fee revenue increased $0.1 million, or 1.6%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees' revenue, this increase was primarily due to an increase in the number of franchise locations, partially offset by lower comparable sales resulting, we believe from the impact of the COVID-19 pandemic.
Food and Paper Costs
For the quarter, food and paper costs decreased $1.6 million, or 5.9%, from the comparable period in the prior year, primarily due to a $1.3 million decrease in food costs and a $0.3 million decrease in paper costs. The decrease in food and paper costs, for the quarter, resulted primarily from lower company transactions, due to the COVID-19 pandemic, partially offset by higher commodity inflation.
For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 27.6%, down from 27.9% in the comparable period of the prior year. The percentage decrease for the quarter period was due primarily to an increase in pricing, partially offset by commodity inflation.
Labor and Related Expenses
For the quarter, labor and related expenses decreased $0.9 million, or 3.0%, from the comparable period in the prior year. The decrease for the quarter was due primarily to a reduction in labor by restaurants closed or sold to franchisees, partially offset by the impact of the minimum wage increases in California and Los Angeles during fiscal 2019 and 2020 and higher workers' compensation expense due to increased claims activity.
For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 31.0%, up from 30.4% in the comparable period in the prior year. The increase for the quarter was due primarily to minimum wage increases in California and Los Angeles and higher workers’ compensation expense due to increased claims activity. Partially offsetting these increases was the positive impact from pricing increases.
Occupancy and Other Operating Expenses
For the quarter, occupancy and other operating expenses decreased $1.1 million, or 4.8%, from the comparable period of the prior year. The decrease was primarily due to a $0.6 million decrease in occupancy costs, primarily related to a reduction in rent expense from restaurants closed or sold to franchisees, a $0.4 million decrease in repair and maintenance costs, a $0.2 million decrease in advertising expenses, a $0.2 million decrease in utilities costs and a $0.1 million decrease in other operating expenses. These decreases were partially offset by a $0.4 million increase in customer order delivery fees due to an increase in delivery orders.
Occupancy and other operating expenses as a percentage of company-operated restaurant revenue was 23.9% for both the current quarter and comparable prior period.
General and Administrative Expenses
For the quarter, general and administrative expenses decreased $2.0 million, or 17.8%, from the comparable period in the prior year. The decrease for the quarter was due primarily to a $1.7 million decrease in legal expenses related primarily due to a decrease in securities class action litigation costs and a $0.6 million decrease in labor related costs, primarily related to a decrease in management bonus expense. These were partially offset by a $0.3 million increase in other general and administrative expenses.
For the quarter, general and administrative expenses as a percentage of total revenue were 8.9%, down from 10.4% in the comparable period of the prior year. The percentage decrease is primarily due to the cost decreases discussed above.
Loss on held for sale assets

During the thirteen weeks ended March 27, 2019, we agreed in principle to sell four restaurants within the San Francisco area to an existing franchisee. Additionally, we agreed in principle to sell seven restaurants in the Phoenix area to another existing franchisee. The net assets were recorded to assets held for sale at the lower of carrying value or fair value less costs to sell, which resulted in a loss on held for sale assets of $4.1 million for the thirteen weeks ended March 27, 2019. These transactions were completed in the second quarter of 2019.

Impairment and Closed-Store Reserves
During the thirteen weeks ended March 25, 2020, we recognized a $1.9 million non-cash impairment charge for the thirteen weeks ended March 25, 2020, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California. The Company did not recognize any impairment charges for the thirteen weeks ended March 27, 2019. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.
When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen weeks ended March 25, 2020, we recognized $0.5 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen weeks ended March 27, 2019, we closed one restaurant in California and one restaurant in Texas and recognized $0.3 million primarily related to the amortization of ROU assets for the two closed stores.
Interest Expense, Net
For the quarter, interest expense, net, was consistent with the prior period.
Income Tax Receivable Agreement
On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 25, 2020 we recorded income tax receivable agreement income of $0.1 million, and for the thirteen weeks ended March 27, 2019, we recorded income tax receivable agreement expense of $0.2 million.
Provision for Income Taxes
For the quarter ended March 25, 2020, we recorded an income tax provision of $1.3 million, reflecting an estimated effective tax rate of 26.5%. For the quarter ended March 27, 2019, we recorded an income tax provision of $0.3 million, reflecting an estimated effective tax rate of approximately 27.7%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 26.5% for the quarter-to-date ended March 25, 2020 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the Company’s valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction, non-deductible executive compensation and changes to total expected TRA payments due to changes in future forecasted taxable income.
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
Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December traffic and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company-operated restaurant revenue and comparable restaurant sales may fluctuate. In addition, we expect our quarterly company-operated restaurant revenue and comparable restaurant sales to fluctuate significantly due to the current COVID-19 pandemic. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.
Comparable Restaurant Sales
Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 25, 2020 and March 27, 2019, there were 472 and 458 comparable restaurants, 191 and 200 company-operated restaurants and 281 and 258 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.
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
A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 25, 2020	March 27, 2019
Restaurant contribution:
Income from operations	$5,686	$2,292
Add (less):
General and administrative expenses	9,331	11,348
Franchise expenses	6,911	6,144
Depreciation and amortization	4,369	4,761
Loss on disposal of assets	100	44
Loss on assets held for sale	—	4,124
Franchise revenue	(7,062)	(6,444)
Franchise advertising fee revenue	(5,467)	(5,383)
Impairment and closed-store reserves	2,402	309
Restaurant contribution	$16,270	$17,195

Company-operated restaurant revenue:
Total revenue	$105,163	$108,977
Less:
Franchise revenue	(7,062)	(6,444)
Franchise advertising fee revenue	(5,467)	(5,383)
Company-operated restaurant revenue	$92,634	$97,150

Restaurant contribution margin (%)	17.6%	17.7%
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
The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended
(Amounts in thousands)	March 25, 2020	March 27, 2019
Net income	$3,600	$913
Non-GAAP adjustments:
Provision for income taxes	1,301	349
Interest expense, net of interest income	905	859
Depreciation and amortization	4,369	4,761
EBITDA	$10,175	$6,882
Stock-based compensation expense (a)	534	488
Loss on disposal of assets (b)	100	44
Loss on assets held for sale (c)	—	4,124
Impairment and closed-store reserves (d)	2,402	309
Income tax receivable agreement (income) expense (e)	(120)	171
Securities class action legal expense (f)	201	2,139
Legal settlements (g)	67	—
Pre-opening costs (h)	51	—
Executive transition costs (i)	—	37
Adjusted EBITDA	$13,410	$14,194

(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)
During the thirteen weeks ended March 27, 2019, we agreed in principle to sell four restaurants within the San Francisco area to an existing franchisee. Additionally, we agreed in principle to sell seven restaurants in the Phoenix area to another existing franchisee. The net assets were recorded to assets held for sale at the lower of carrying value or fair value less costs to sell, which resulted in a loss on held for sale assets of $4.1 million for the thirteen weeks ended March 27, 2019. These transactions were completed in the second quarter of 2019.

(d)
Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen weeks ended March 25, 2020, we recognized a $1.9 million non-cash impairment charge for the thirteen weeks ended March 25, 2020, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California. The Company did not recognize any impairment charges for the thirteen weeks ended March 27, 2019. Given the difficulty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen weeks ended March 25, 2020, we recognized $0.5 million of closed-store reserve expense, related to the amortization of ROU assets, property tax and common area maintenance ("CAM") payments for our closed locations. During the thirteen weeks ended March 27, 2019, we closed one restaurant in California and one restaurant in Texas and recognized $0.3 million primarily related to the amortization of ROU assets for the two closed stores.

(e)
On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 25, 2020 and March 27, 2019, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.

(f)	Consists of costs related to the defense of securities lawsuits. See "Note 7, Commitments and Contingencies, Legal Matters."

(g)	Includes amounts incurred related to the payment of the final settlement amounts for multiple wage and hour class action suits.

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

(i)	Includes costs associated with the transition of our CEO, such as CEO sign-on bonus.
Liquidity and Capital Resources
Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2018 Revolver. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations, and working capital and general corporate needs. However, in light of the COVID-19 pandemic, we have temporarily suspended all new restaurants and capital investments. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for them. Our restaurants do not require significant inventories or receivables. We believe that our sources of liquidity and capital are sufficient to finance our continued operations for at least the next twelve months from the filing of the condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread (including government-mandated closures of our dining rooms) and the possibility of a resurgence of the COVID-19 outbreak, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.
The following table presents summary cash flow information for the periods indicated.

	Thirteen Weeks Ended
(Amounts in thousands)	March 25, 2020	March 27, 2019
Net cash (used in) provided by
Operating activities	$(7,526)	$9,977
Investing activities	(1,632)	(4,183)
Financing activities	44,492	(6,064)
Net increase (decrease) in cash	$35,334	$(270)

Operating Activities

For the thirteen weeks ended March 25, 2020, net cash used in operating activities increased by approximately $17.5 million from the comparable period of the prior year. This was due primarily to a $16.3 million payment related to our wage and hour class action settlements (see Note 7) and unfavorable working capital fluctuations.
Investing Activities
For the thirteen weeks ended March 25, 2020, net cash used in investing activities decreased by $2.6 million from the comparable period of the prior year. This was due primarily to fewer major facilities and information technology projects, as well as opening no new company restaurant and completing no remodels in the thirteen weeks ended March 25, 2020 compared to no new company restaurants and one completed remodel in the thirteen weeks ended March 27, 2019.
Given the uncertainty surrounding the severity and longevity of the COVID-19 pandemic, as a precautionary measure we have suspended all but essential capital spending.
Financing Activities
For the thirteen weeks ended March 25, 2020, net cash provided by financing activities increased by $50.6 million from the comparable period of the prior year. This increase was due primarily to an increase in net borrowings of $47.5 million on the 2018 Revolver during the thirteen weeks ended March 25, 2020, primarily as a precautionary measure to bolster our existing cash position in light of the current COVID-19 pandemic, as well as to provide for the $16.3 million litigation settlement payment. Additionally, there was a $3.0 million cash outflow related to stock buybacks in thirteen weeks ended March 27, 2019. As of March 25, 2020, we have no remaining borrowing capacity under our 2018 Revolver.
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
Under the 2018 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and, (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2018 Revolver.
Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 3.11% to 3.29% for the thirteen weeks ended March 25, 2020, respectively, and 3.96% to 4.01% for the thirteen weeks ended March 27, 2019.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of March 25, 2020. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a resurgence of the COVID-19 outbreak, the Company's financial performance and liquidity could be further impacted and could impact the Company's ability to comply with certain financial covenants required in our 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At March 25, 2020, $8.4 million of letters of credit and $141.5 million of borrowings were outstanding under the 2018 Revolver. There were $0.1 million remaining borrowings available under the 2018 Revolver at March 25, 2020.
During the year ended December 25, 2019, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus the applicable margin spread, which is currently 1.5%. The interest rate swap matures in June 2023.

Contractual Obligations
Our contractual commitments outstanding on March 25, 2020 have not changed materially since our annual report on Form 10-K for the year ended December 25, 2019 other than an increase in net borrowings of $47.5 million on the 2018 Revolver during the thirteen weeks ended March 25, 2020 and the impact of our delay in making April rent payments on the majority of our leased properties, refer to COVID-19 impact in "Overview" section above. These relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.
Off-Balance Sheet and Other Arrangements
As of March 25, 2020 and December 25, 2019, we were using $8.4 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Additionally, subsequent to March 25, 2020, the Company issued a $2.7 million letter of credit to support its Surety demand related to an appeal bond used to secure a judgment against the Company. See additional information presented in "Note 13 Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are exposed to market risk from changes in the interest rate on our debt, which bears interest, at our option, at rates based on LIBOR or a base rate, plus, for each rate, a margin determined in accordance with the terms of the 2018 Credit Agreement. For LIBOR loans, the margin is in the range of 1.25% and 2.25%. As of March 25, 2020, we had outstanding borrowings of $141.5 million under our 2018 Revolver, $8.4 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps, we effectively had $101.5 million of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $1.0 million.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 25, 2020.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting occurred during the quarter ended March 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.

For information regarding legal proceedings, see "Note 7. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Condensed Consolidated Financial Statements" in this Quarterly Report, which information is incorporated by reference into this Item 1.
Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 25, 2019 filed with the SEC on March 6, 2020, except for the addition of the risk factors that immediately follow.

The recent outbreak of COVID-19 and measures intended to prevent its spread may have a significant negative impact on our business, sales, results of operations and financial condition.
The global pandemic resulting from the outbreak of the novel coronavirus (“COVID-19”) has disrupted El Pollo Loco’s restaurant operations beginning in March 2020. In response to federal, state and local mandates (subject to exceptions for certain state and local mandates) aimed at limiting the spread of COVID-19, all of our dining rooms have closed. All of our restaurants are operating drive-thru (where available), delivery & take-away services only, with some restaurants operating with limited hours. Additionally, as of the date of this report, we have temporarily closed 18 restaurants, 15 of which have reopened and 3 remain closed at this time. Similarly, franchisees have temporarily closed 12 restaurants, 8 of which have reopened and 4 remain closed at this time. Furthermore, the decrease in discretionary consumer spending as a result of the COVID-19 outbreak has materially decreased demand for our products. This decrease in demand, as well as the actions described above, have resulted in declines in revenue and has led to us delaying April rent payments on the majority of our leased properties and we are currently negotiating rent abatement and/or deferment with our landlords for those properties.
While we are not currently experiencing any supply chain or labor force shortages, our ability to maintain our supply chain and labor force may become challenging as a result of the COVID-19 pandemic. For example, if there are mandatory shutdowns in locations where our suppliers are located or if our suppliers are otherwise unable to supply us with the products we need to operate our business, we could see significant disruptions to our supply chain and our business would be negatively impacted. In addition, if we experience an outbreak of COVID-19 at a significant number of our locations that requires us to temporarily close those location for disinfection or if a large number of our employees become ill with COVID-19 and are unable to work, it may materially adversely affect our business or results of operations, and may impact our financial condition. COVID-19 may also adversely affect our ability to implement our growth plans, including delays in the opening or construction of new restaurants. As this situation is ongoing and the duration and severity of the COVID-19 pandemic is uncertain at this time, it is difficult to forecast any long-term impacts on our future operating results or predict when our operations will return to full service. However, we expect the COVID-19 pandemic to negatively impact our financial results and, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a resurgence of the COVID-19 outbreak, such impact could impact our asset values, including goodwill, derivative instruments and long-lived assets, as well as our ability to meet certain covenant provisions in our debt arrangements in future periods and have a material adverse effect on our financial results, future operations and liquidity.
Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our financial results due to COVID-19’s global economic impact, including the availability of credit generally, adverse impacts on our liquidity, and/or decreases in consumer discretionary spending that depress demand for our products. The global effects of the pandemic may also contribute to an economic slowdown or recession now or in the near-term future. Risks related to the impact of an economic downturn are described in our risk factors titled, “A prolonged economic downturn could materially affect us in the future” and “We are vulnerable to changes in consumer preferences and economic conditions that could harm our business, financial condition, results of operations, and cash flow” under “Risk Factors - Risks Related to our Business and Industry” in our Annual Report on Form 10-K for the year ended December 25, 2019. In addition, even after the COVID-19 pandemic has subsided, the perceived risk of infection or concern of a resurgence of the COVID-19 outbreak may continue to adversely affect traffic to our restaurants and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations, particularly if there is an actual recurrence of the COVID-19 virus.

The resale of shares of common stock currently held by Trimaran Pollo Partners, L.L.C. could adversely affect the market price of our common stock.

Our largest stockholder, Trimaran Pollo Partners, L.L.C. (the “LLC”), holds 16,746,544 shares, or approximately 47.7%, of our outstanding common stock as of the date of this report. Members of the LLC include affiliates of Trimaran and Freeman Spogli. Pursuant to the terms of the LLC’s limited liability company operating agreement (the “LLC Agreement”), the LLC agreement can terminate, in which case the LLC will begin the process of dissolving and winding up its affairs, at the earlier of (i) the election of the managing member, or (ii) six years following the completion of our initial public offering, or July 27, 2020. We expect the dissolution and winding up of the LLC to begin on July 27, 2020. If all or a substantial portion of these shares are resold into the public markets, or if it is perceived that they will be resold, the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults of Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556

10.1	Severance Agreement and General Release between Hector Muñoz and El Pollo Loco, Inc.	X

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

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

El Pollo Loco Holdings, Inc.
(Registrant)

May 1, 2020	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer
(duly authorized officer)
May 1, 2020	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer
(principal financial officer)