Form 10-Q
period 2020-06-24
El Pollo Loco Holdings, Inc.
filed 2020-07-31
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2020

or

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

As of July 24, 2020, there were 35,922,099 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 24,	December 25,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$60,342	$8,070
Accounts and other receivables, net	16,115	8,505
Inventories	1,954	2,009
Prepaid expenses and other current assets	2,696	5,718
Income tax receivable	—	376
Total current assets	81,107	24,678
Property and equipment owned, net	84,262	91,778
Property held under operating leases, net ("ROU asset")	184,308	192,395
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	4,185	3,709
Other assets	1,168	1,630
Total assets	$665,592	$624,752
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$37	$34
Current portion of obligations under operating leases	17,979	16,406
Accounts payable	9,338	5,627
Accrued salaries and vacation	6,277	8,618
Accrued insurance	10,138	9,440
Accrued income taxes payable	1,693	—
Accrued interest	217	302
Current portion of income tax receivable agreement payable	4,987	4,935
Other accrued expenses and current liabilities	16,376	28,597
Total current liabilities	67,042	73,959
Revolver loan	138,800	97,000
Obligations under finance leases, net of current portion	63	83
Obligations under operating leases, net of current portion	189,060	197,492
Deferred taxes	1,671	1,672
Income tax receivable agreement payable, net of current portion	3,419	3,301
Other noncurrent liabilities	8,978	5,679
Total liabilities	409,033	379,186
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 35,854,122 and 35,126,582 shares issued and outstanding	359	351
Additional paid-in-capital	334,088	330,950
Accumulated deficit	(76,889)	(85,988)
Accumulated other comprehensive (loss) income	(999)	253
Total stockholders’ equity	256,559	245,566
Total liabilities and stockholders’ equity	$665,592	$624,752

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Revenue
Company-operated restaurant revenue	$87,707	$100,139	$180,341	$197,289
Franchise revenue	6,719	7,918	13,781	14,362
Franchise advertising fee revenue	5,178	5,683	10,645	11,066
Total revenue	99,604	113,740	204,767	222,717
Cost of operations
Food and paper cost	22,873	27,886	48,435	55,038
Labor and related expenses	25,759	29,272	54,452	58,848
Occupancy and other operating expenses	21,922	23,032	44,031	46,259
Company restaurant expenses	70,554	80,190	146,918	160,145
General and administrative expenses	10,465	9,348	19,796	20,696
Franchise expenses	6,627	7,542	13,538	13,686
Depreciation and amortization	4,168	4,454	8,537	9,215
Loss on disposal of assets	27	134	127	178
Recovery of securities lawsuits related legal expenses and other insurance claims	(123)	(10,000)	(123)	(10,000)
Impairment and closed-store reserves	437	565	2,839	874
Loss on disposition of restaurants	—	927	—	5,051
Total expenses	92,155	93,160	191,632	199,845
Income from operations	7,449	20,580	13,135	22,872
Interest expense, net	908	922	1,813	1,781
Income tax receivable agreement expense (income)	290	(94)	170	77
Income before provision for income taxes	6,251	19,752	11,152	21,014
Provision for income taxes	752	5,665	2,053	6,014
Net income	$5,499	$14,087	$9,099	$15,000
Net income per share
Basic	$0.16	$0.37	$0.26	$0.39
Diluted	$0.16	$0.37	$0.26	$0.38
Weighted-average shares used in computing net income per share
Basic	34,836,410	37,939,912	34,747,785	38,296,807
Diluted	35,410,198	38,580,722	35,382,607	39,043,477

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Net income	$5,499	$14,087	$9,099	$15,000
Other comprehensive loss (income)
Changes in derivative instruments
Unrealized net losses arising during the period from interest rate swap	296	—	1,755	—
Reclassifications of losses into net income	(81)	—	(42)	—
Income benefit	(58)	—	(461)	—
Other comprehensive loss, net of taxes	157	—	1,252	—
Comprehensive income	$5,342	$14,087	$7,847	$15,000

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended June 24, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, March 25, 2020	35,089,983	$351	$331,484	$(82,388)	$(842)	$248,605
Stock-based compensation	—	—	727	—	—	727
Issuance of common stock related to restricted stock	436,263	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	372,556	4	2,161	—	—	2,165
Shares repurchased for employee tax withholdings	(20,193)	—	(280)	—	—	(280)
Forfeiture of common stock related to restricted shares	(24,487)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(157)	(157)
Net income	—	—	—	5,499	—	5,499
Balance, June 24, 2020	35,854,122	$359	$334,088	$(76,889)	$(999)	$256,559

	Thirteen Weeks Ended June 26, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, March 27, 2019	38,730,204	$388	$372,825	$(109,975)	$—	263,238
Stock-based compensation	—	—	641	—	—	641
Issuance of common stock related to restricted shares	323,489	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	6,709	—	80	—	—	80
Shares repurchased for employee tax withholdings	(24,172)	(1)	(278)	—	—	(279)
Repurchase of common stock	(1,303,282)	(13)	(14,930)	—	—	(14,943)
Net income	—	—	—	14,087	—	14,087
Balance, June 26, 2019	37,732,948	$377	$358,335	$(95,888)	$—	$262,824

	Twenty-Six Weeks Ended June 24, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 25, 2019	35,126,582	$351	$330,950	$(85,988)	$253	$245,566
Stock-based compensation	—	—	1,261	—	—	1,261
Issuance of common stock related to restricted stock	436,263	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	372,556	4	2,161	—	—	2,165
Shares repurchased for employee tax withholdings	(20,193)	—	(280)	—	—	(280)
Forfeiture of common stock related to restricted shares	(61,086)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,252)	(1,252)
Net income	—	—	—	9,099	—	9,099
Balance, June 24, 2020	35,854,122	$359	$334,088	$(76,889)	$(999)	$256,559

	Twenty-Six Weeks Ended June 26, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 26, 2018	39,009,451	$390	$375,734	$(110,888)	$—	265,236
Stock-based compensation	—	—	1,129	—	—	1,129
Issuance of common stock related to restricted shares	301,371	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	6,709	—	80	—	—	80
Shares repurchased for employee tax withholdings	(25,747)	(1)	(294)	—	—	(295)
Repurchase of common stock	(1,558,836)	(15)	(18,311)	—	—	(18,326)
Net income	—	—	—	15,000	—	15,000
Balance, June 26, 2019	37,732,948	$377	$358,335	$(95,888)	$—	$262,824

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019
Cash flows from operating activities:
Net income	$9,099	$15,000
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,537	9,215
Stock-based compensation expense	1,261	1,129
Income tax receivable agreement expense	170	77
Loss on disposition of restaurants	—	5,051
Loss on disposal of assets	127	178
Impairment of property and equipment	1,972	227
Amortization of deferred financing costs	126	126
Amortization of favorable and unfavorable leases, net	—	(362)
Deferred income taxes, net	(363)	5,799
Changes in operating assets and liabilities:
Accounts and other receivables, net	(7,610)	(2,084)
Inventories	55	277
Prepaid expenses and other current assets	3,021	(450)
Other assets	339	23
Accounts payable	3,610	1,057
Accrued salaries and vacation	(2,342)	(487)
Accrued insurance	698	1,163
Income taxes payable	2,069	(3)
Other accrued expenses and liabilities	(9,687)	(23,077)
Net cash flows provided by operating activities	11,082	12,859
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	4,770
Purchase of property and equipment	(2,479)	(5,898)
Net cash flows used in investing activities	(2,479)	(1,128)
Cash flows from financing activities:
Minimum tax withholdings related to net share settlements	(280)	(295)
Payments on revolver and swingline loan	(10,700)	(15,000)
Borrowings on revolver and swingline loan	52,500	26,000
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	2,165	80
Payment of obligations under finance leases	(16)	(53)
Stock buybacks	—	(18,151)
Net cash flows provided by (used in) financing activities	43,669	(7,419)
Increase in cash and cash equivalents	52,272	4,312
Cash and cash equivalents, beginning of period	8,070	6,969
Cash and cash equivalents, end of period	$60,342	$11,281

	Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019
Supplemental cash flow information
Cash paid during the period for interest	$1,738	$1,694
Cash paid during the period for income taxes	$434	$218
Unpaid purchases of property and equipment	$846	$980
Unpaid stock buybacks	$—	$310

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 24, 2020, the Company operated 196 and franchised 283 El Pollo Loco restaurants.

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

The COVID-19 pandemic has significantly disrupted consumer demand, as well as the Company’s restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of the Company’s sales are associated with dine-in service. In May 2020, the “stay at home” directive was modified in most areas in which the Company operates, allowing for the opening of lower-risk workplaces, including restaurants, but with restrictions such as limited capacity. However, in recent months a surge in the COVID-19 pandemic has caused many state and local governments to re-implement certain restrictions to try and contain the spread of the virus. Except for nine restaurants in Houston and one in Utah, all of the Company’s restaurants are operating on a take-away, mobile pick-up and delivery basis, as well as maintaining drive-thru operations where available, in order to protect its employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates. Due to the impact of the COVID-19 pandemic, during the thirteen and twenty-six weeks ended June 24, 2020, the Company has temporarily closed 31 restaurants, typically for one to three days, 30 of which have reopened and 1 remained closed as of June 24, 2020. Similarly, franchisees have temporarily closed 21 restaurants, of which 17 have reopened and four remain closed as of June 24, 2020. As of June 24, 2020, the Company had not permanently closed any restaurants due to the COVID-19 pandemic.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management has taken precautionary actions, such as drawing on its 2018 Revolver (see Note 4), temporarily suspending all but essential capital spending and share repurchase activity, reevaluating essential support center general and administrative expenses and fine-tuning its restaurant labor model based on indoor dining room restrictions, limited dining room capacity in restaurants located in geographies where indoor dining is permitted, dining room closures and fluctuating sales volumes. Additionally, Management has delayed making April, May and June rent payments on the majority of its leased properties and has reached agreements for rent abatement and/or deferment with the Company’s landlords for those properties. See Note 5 “Other Accrued Expenses and Current Liabilities” and Note 6 “Other Noncurrent Liabilities” for details of these balances. For the Company’s franchisees, the Company deferred 50% of their April royalties as well as 100% of their 2020 remodel and new restaurant build requirements until 2021. Management is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations led to the Company considering the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions to the Company’s operations from the COVID-19 pandemic continue, they may have a material negative impact on the Company’s consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will depend, in part, on the longevity and severity of the pandemic.

Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain.

Subsequent Events

Subsequent to June 24, 2020, the Company has temporarily closed 36 restaurants, typically for one to three days, and franchisees have temporarily closed 11 restaurants. As of July 31, 2020, four company-operated and three franchise locations remained closed.

Subsequent to June 24, 2020, the Surety, from whom the Company procured an appeal bond to secure the judgement against the Company in the matter of Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., released its collateral demand, freeing the $2.7 million Letter of Credit previously issued in April 2020. Additionally, subsequent to June 24, 2020, the Company reached an agreement in principle with the plaintiffs to resolve the lawsuit. See Note 7, “Commitments and Contingencies, Legal Matters” for more details.

The Company has evaluated subsequent events that have occurred after June 24, 2020, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations and working capital and general corporate needs. At June 24, 2020, the Company’s total debt was $138.8 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $60.3 million at June 24, 2020 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to meet certain covenants required in its 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Recovery of Securities Class Action Legal Expenses and Other Insurance Claims

During the thirteen and twenty-six weeks ended June 24, 2020, the Company received insurance proceeds of $0.1 million related to a property claim. During the thirteen and twenty-six weeks ended June 26, 2019, the Company received insurance proceeds of $10.0 million related to the settlement of a securities class action lawsuit. See Note 7, “Commitments and Contingencies, Legal Matters.’

Loss on Disposition of Restaurants

During the thirteen and twenty-six weeks ended June 26, 2019, the Company completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. The Company determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties and lease payments. The Company considered the future lease payments in allocating the initial cash consideration received. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.

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

The Company had one supplier for which amounts due totaled 44.5% and 11.7% of the Company’s accounts payable at June 24, 2020 and December 25, 2019, respectively. Purchases from the Company’s largest supplier totaled 26.4% and 27.0% of total expenses for the thirteen and twenty-six weeks ended June 24, 2020, respectively, and 30.3% and 28.8% of total expenses for the thirteen and twenty-six weeks ended June 26, 2019.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.1% and 71.7% of total revenue for the thirteen and twenty-six weeks ended June 24, 2020, respectively, and 69.3% for each of the thirteen and twenty-six weeks ended June 26, 2019.

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

Upon the sale or closure of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company determined there was no decrement of goodwill related to the disposition of restaurants during the thirteen and twenty-six weeks ended June 26, 2019.

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

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company’s stock price as well as that of its competitors and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 24, 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite-lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 24, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Financial assets and liabilities carried at fair value are classified and disclosed in one of the following three categories:

●	Level 1: Quoted prices for identical instruments in active markets.
●	Level 2: Observable prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.
●	Level 3: Unobservable inputs used when little or no market data is available.

During fiscal 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company’s counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for the Company’s credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See "Note 4.

Long-Term Debt" for further discussion regarding our interest rate swaps. The following table presents fair value for the interest rate swap at June 24, 2020 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$1,408	$—	$1,408	$—

The following table presents fair value for the interest rate swap at December 25, 2019 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other assets - Interest rate swap	$360	$—	$360	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g. when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 24, 2020 (in thousands):

					Thirteen Weeks	Twenty-Six Weeks
		Fair Value Measurements at June 24, 2020 Using			Ended June 24, 2020	Ended June 24, 2020
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment owned, net	$—	$—	$—	$—	$52	$1,429
Certain ROU assets, net	$918	$—	$—	$918	$—	$543

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and twenty-six weeks ended June 26, 2019 (in thousands):

					Thirteen Weeks	Twenty-Six Weeks
		Fair Value Measurements at June 26, 2019 Using			Ended June 26, 2019	Ended June 26, 2019
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment owned, net	$—	$—	$—	$—	$227	$227

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and right-of-use assets ("ROU assets") for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred during each of the thirteen and twenty-six weeks ended June 24, 2020 that required an impairment review of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.1 million and $2.0 million for the thirteen and twenty-six weeks ended June 24, 2020, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California.

The Company recorded a non-cash impairment charge of $0.2 million for both the thirteen and twenty-six weeks ended June 26, 2019, primarily related to the carrying value of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance ("CAM") payments relating to closed restaurants are included within closed-store expense. During the thirteen and twenty-six weeks ended June 24, 2020, the Company recognized $0.4 million and $0.9 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the twenty-six weeks ended June 26, 2019, the Company closed one restaurant in California and one restaurant in Texas, and recognized $0.3 million and $0.6 million of closed-store reserve expense for the thirteen and twenty-six weeks ended June 26, 2019, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

Derivative Financial Instruments

The Company uses an interest rate swap, a derivative instrument, to hedge interest rate risk and not for trading purposes. The derivative contract is entered into with a financial institution.

The Company records the derivative instrument on its condensed consolidated balance sheet at fair value. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, and the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified to earnings immediately.

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of June 24, 2020, the counterparty to the Company’s interest rate swap has performed in accordance with its contractual obligation.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 24, 2020 or at December 25, 2019, and did not recognize interest or penalties during the thirteen and twenty-six weeks ended June 24, 2020 or June 26, 2019, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the "TRA"), which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 24, 2020, the Company recorded income tax receivable agreement expense of $0.3 million and $0.2 million, respectively, and for the thirteen and twenty-six weeks ended June 26, 2019, the Company recorded income tax receivable agreement income of $0.1 million and income tax receivable expense of $0.1 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

On March 27, 2020, President Trump signed into a law a stimulus package, the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which contains several tax provisions and deferral of employer Social Security taxes that are otherwise owed for wage payments. The tax provisions include a correction of a previous drafting error related to quality improvement property ("QIP") and immediate refundability of all remaining alternative minimum tax ("AMT") credits. The new provisions did not have a material impact on the Company’s condensed consolidated financial statements.

During the twenty-six weeks ended June 24, 2020 the Company received a Notice of Proposed Adjustment ("NOPA"), for the years ended December 27, 2017 and December 28, 2016, related to the Company’s methodology regarding its ordering of utilization of AMT net operating losses ("NOL”). This resulted in payment of $0.4 million, and the audit is closed. As a result of the CARES Act, discussed above, this amount is immediately refundable upon filing of a Form 1139, which the Company filed during the thirteen and twenty-six weeks ended June 24, 2020 and recognized a receivable, included in Accounts and other receivables within the condensed consolidated balance sheet as of June 24, 2020.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	June 24, 2020	December 25, 2019
Land	$12,323	$12,323
Buildings and improvements	147,048	144,794
Other property and equipment	75,604	75,234
Construction in progress	1,443	4,213
	236,418	236,564
Less: accumulated depreciation and amortization	(152,156)	(144,786)
	$84,262	$91,778

Depreciation expense was $4.2 million and $4.5 million for the thirteen weeks ended June 24, 2020 and June 26, 2019, respectively, and $8.5 million and $9.2 million for the twenty-six weeks ended June 24, 2020 and June 26, 2019, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.1 million and $1.4 million for the thirteen and twenty-six weeks ended June 24, 2020, respectively, primarily related to the carrying value of the assets of three restaurants in California. During the thirteen and twenty-six weeks ended June 26, 2019, the Company recorded non-cash impairment charges of $0.2 million, primarily related to the carrying value of one restaurant in California. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance could be further impacted and it is possible that material impairments could be identified in future periods.

3. STOCK-BASED COMPENSATION

At June 24, 2020, options to purchase 1,641,851 shares of common stock were outstanding, including 1,258,437 vested and 383,414 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At June 24, 2020, 820,342 premium options, options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of June 24, 2020 and changes during the twenty-six weeks ended June 24, 2020 is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding - December 25, 2019	2,077,570	$8.14
Exercised	(372,556)	5.81
Forfeited, cancelled or expired	(63,163)	11.56
Outstanding - June 24, 2020	1,641,851	$8.53
Vested and expected to vest at June 24, 2020	1,635,204	$8.52
Exercisable at June 24, 2020	1,258,437	$7.66

At June 24, 2020, the Company had total unrecognized compensation expense of $1.3 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.46 years.

A summary of restricted share activity as of June 24, 2020 and changes during the twenty-six weeks ended June 24, 2020 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 25, 2019	588,008	$11.23
Granted	412,224	$12.46
Released	(108,714)	$11.79
Forfeited, cancelled, or expired	(73,497)	$12.21
Unvested shares at June 24, 2020	818,021	$11.69

Unvested shares at June 24, 2020, included 733,885 unvested restricted shares, 36,058 unvested performance stock units and 48,078 unvested restricted units.

At June 24, 2020, the Company had unrecognized compensation expense of $8.0 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 3.22 years, unrecognized compensation expense of $0.1 million related to performance stock units, which it expects to recognize over a weighted-average period of 2.87 years and unrecognized compensation expense of $0.5 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 1.87 years.

Total stock-based compensation expense was $0.7 million and $1.3 million for the thirteen and twenty-six weeks ended June 24, 2020, respectively, and $0.6 million and $1.1 million for the thirteen and twenty-six weeks ended June 26, 2019, respectively.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.67% to 3.11% and 1.67% to 3.29% for the thirteen and twenty-six weeks ended June 24, 2020, respectively, and 3.90% to 6.00% for both the thirteen and twenty-six weeks ended June 26, 2019.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of June 24, 2020. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to comply with certain financial covenants required in the 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At June 24, 2020, $11.1 million of letters of credit and $138.8 million in borrowings under the 2018 Revolver were outstanding. The Company had $0.1 million in borrowing availability under the 2018 Revolver at June 24, 2020.

Maturities

During the thirteen weeks ended June 24, 2020, the Company elected to pay down $2.7 million on its 2018 Revolver. During the twenty-six weeks ended June 24, 2020, the Company borrowed $41.8 million, net of pay downs of $10.7 million on its 2018 Revolver, primarily as a precautionary measure to bolster its existing cash position, related to the uncertainty regarding the current COVID-19 pandemic, as well as to fund litigation settlement payments. See Note 1 under "COVID-19" for further details regarding the Company’s actions related to the COVID-19 pandemic and Note 7 for further details regarding the litigation settlement payments. During the thirteen and twenty-six weeks ended June 26, 2019, the Company borrowed $14.0 million and $11.0 million, respectively, net of pay downs of $12.0 and $15.0 million of outstanding borrowings on the Company’s 2018 Revolver, primarily to fund settlement payments. There are no required principal payments prior to maturity for the 2018 Revolver.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap was to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments was converted to a fixed rate of 1.31%, plus applicable margin, which is currently 1.5%. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive (loss) income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.

For the thirteen and twenty-six weeks ended June 24, 2020, the swap was a highly effective cash flow hedge.

As of June 24, 2020, the estimated net loss included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.5 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the condensed consolidated balance sheet (in thousands):

	June 24, 2020		December 25, 2019
	Notional	Fair value	Notional	Fair value
Other assets - Interest rate swap	—	—	$40,000	$360
Other liabilities - Interest rate swap	$40,000	$1,408	—	—

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Interest expense on hedged portion of debt	$212	—	$641	—
Interest expense on interest rate swap	81	—	42	—
Interest expense on debt and derivatives, net	$293	$—	$683	$—

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019 (in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
			Loss Reclassified from				Loss Reclassified from
	Net Loss Recognized in OCI		AOCI into Interest expense		Net Loss Recognized in OCI		AOCI into Interest expense
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Interest rate swap	$296	—	$81	—	$1,755	—	$42	—

See Note 1 for the fair value of our derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 24, 2020	December 25, 2019
Accrued sales and property taxes	$3,618	$4,665
Gift card liability	2,811	3,006
Accrued legal settlements and professional fees	3,326	16,901
Deferred franchise and development fees	592	705
Current portion of lease payment deferrals	2,523	—
Other	3,506	3,320
Total other accrued expenses and current liabilities	$16,376	$28,597

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	June 24, 2020	December 25, 2019
Deferred franchise and development fees	$5,181	$5,612
Derivative liability	1,367	—
Lease payment deferrals - net of current portion	805	—
Other	1,625	67
Total other noncurrent liabilities	$8,978	$5,679

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

On July 25, 2016, the Court issued an order granting, without prejudice, Defendants’ Motion to Dismiss plaintiff’s complaint for failure to state a claim. Plaintiffs were granted leave to amend their complaint, and filed an amended complaint on August 22, 2016. Defendants moved to dismiss the amended complaint, and on March 20, 2017, the Court dismissed the amended complaint and granted Plaintiffs leave to file another amended complaint. Plaintiffs filed another amended complaint on April 17, 2017. Defendants filed a motion to dismiss the amended complaint on or about May 17, 2017. The Court denied Defendants’ motion to dismiss the third amended complaint on August 4, 2017. On December 8, 2017, Plaintiffs filed a motion for class certification, and on July 3, 2018, the Court granted Plaintiffs’ motion and certified a class as to all of Plaintiffs’ claims. Defendants filed a petition for appellate review of a portion of the Court’s July 3, 2018 class certification order. On October 19, 2018 the Ninth Circuit Court of Appeals denied the petition.

On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations in the action and are negotiating the terms of a Stipulation of Settlement. On January 24, 2019, the Court ordered that all proceedings in the action be stayed until April 3, 2019, on or before which the parties were to file and did so file a Stipulation of Settlement and a motion for preliminary approval of the settlement. The court granted preliminary approval of the settlement on May 13, 2019. Defendants maintain that the Plaintiffs’ claims are without merit, and entered into the settlement with Plaintiffs to eliminate the uncertainties, burden and expense of further protracted litigation. A $20.0 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018 and all settlement payments were made during the year ended December 25, 2019.

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

On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action. The court denied defendants’ motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors (the "SLC"). On February 13, 2019, after concluding its investigation, the SLC filed a motion to dismiss the Diep action. The SLC filed its investigative report under seal as an exhibit to the motion to dismiss. Discovery related to the SLC’s motion is ongoing.

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

On August 27, 2018, the Company filed a notice of appeal as to the entire judgment. As required by California law, on or about August 16, 2018, the Company obtained an appeal bond through a Surety company to secure the trial court’s judgment during the pendency of the appeal. The appeal on the merits is currently pending, but has been stayed pending the Parties’ agreement in principle to settle the matter, discussed immediately below.

On March 19, 2020, the Surety, One Beacon, from whom the Company procured the appeal bond to secure the judgment against the Company in the matter of Janice P. Handlers-Bryman and Michael D. Bryman v. El Pollo Loco, Inc., issued a collateral demand to the Company. On April 17, 2020, the Company provided to One Beacon a Letter of Credit in the amount of $2,651,342 to satisfy the Surety’s collateral demand. On July 13, 2020, One Beacon agreed to release its collateral demand and returned the Letter of Credit to the Company. Subsequent to June 24, 2020, the Company reached an agreement in principle with the Plaintiffs to resolve the lawsuit for a payment by the Company of $2.5 million, which was recorded within operating expenses in the Company’s condensed consolidated statement of income for the thirteen and twenty-six weeks ended June 24, 2020, contingent upon approval by the court of appeal of the terms of the parties’ proposed settlement.

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

At June 24, 2020, the Company’s total estimated commitment to purchase chicken was $11.1 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of June 24, 2020, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.8 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 24, 2020 was $2.6 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Due to the current uncertainty related to the COVID-19 pandemic and impact it has had on the ability of the Company’s franchisees to make their lease payments, the Company has recorded a $0.1 million liability in the Company’s condensed consolidated financial statements related to these contingent liabilities.

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

8. NET INCOME PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

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

For the thirteen and twenty-six weeks ended June 26, 2019, the Company repurchased 1,303,282 and 1,558,836 shares of common stock, respectively under the 2018 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $14.9 million and $18.3 million, respectively. The common stock repurchased under both the 2018 Stock Repurchase Plan and the 2019 Stock Repurchase Plan was retired upon repurchase.

Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Numerator:
Net income	$5,499	$14,087	$9,099	$15,000
Denominator:
Weighted-average shares outstanding—basic	34,836,410	37,939,912	34,747,785	38,296,807
Weighted-average shares outstanding—diluted	35,410,198	38,580,722	35,382,607	39,043,477
Net income per share—basic	$0.16	$0.37	$0.26	$0.39
Net income per share—diluted	$0.16	$0.37	$0.26	$0.38
Anti-dilutive securities not considered in diluted EPS calculation	545,881	733,449	565,118	438,547

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Weighted-average shares outstanding—basic	34,836,410	37,939,912	34,747,785	38,296,807
Dilutive effect of stock options and restricted shares	573,788	640,810	634,822	746,670
Weighted-average shares outstanding—diluted	35,410,198	38,580,722	35,382,607	39,043,477

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 46.7% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s amended and restated certificate of incorporation or amended and restated by-laws, and the Company’s winding up and dissolution. The Company’s amended and restated certificate of incorporation provides that (i) so long as LLC beneficially owns, directly or indirectly, more than 40% of the Company’s common stock any member of the Board of Directors or the entire Board of Directors may be removed from office at any time with or without cause by the affirmative vote of a majority of the Company’s common stock, and (ii) prior to the date the LLC ceases to beneficially own, directly or indirectly, 40% or more of the Company’s common stock, stockholders representing at least 40% of the Company’s common stock may call a special meeting of the Company’s stockholders.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. When 100 points are accumulated a $10 reward to be used on future purchases is earned. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a $10 reward is not used within six months it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point’s terms. As of both June 24, 2020 and December 25, 2019, the revenue allocated to loyalty points that have not been redeemed was $1.1 million, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

Franchise and franchise advertising revenue

Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services, and rental income for subleases to franchisees. Franchise advertising revenue consists of advertising contributions received from franchisees. These revenue streams are made up of the following performance obligations:

●	Franchise license - inclusive of advertising services, development agreements, training, access to plans and help desk services.
●	Discounted renewal option.
●	Hardware services.

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

The sales-based royalty fee and sales-based advertising fee are considered variable consideration and will continue to be recognized as revenue as such sales are earned by the franchisees. Both sales-based fees qualify under the royalty constraint exception, and do not require an estimate of future transaction price. Additionally, the Company is utilizing the practical expedient available under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) regarding disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for sales-based royalties.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of June 24, 2020, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24,	June 26,	June 24,	June 26,
	2020	2019	2020	2019
Core Market(1):
Company-operated restaurant revenue	$81,370	$88,808	$167,285	$174,114
Franchise revenue	3,208	4,174	6,716	7,673
Franchise advertising fee revenue	2,384	2,806	5,025	5,523
Total core market	$86,962	$95,788	$179,026	$187,310
Non-Core Market(2):
Company-operated restaurant revenue	$6,337	$11,331	$13,056	$23,175
Franchise revenue	3,511	3,744	7,065	6,689
Franchise advertising fee revenue	2,794	2,877	5,620	5,543
Total non-core market	$12,642	$17,952	$25,741	$35,407
Total revenue	$99,604	$113,740	$204,767	$222,717
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s Initial Public Offering ("IPO") on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Greater Los Angeles area market	71.1%	69.3%	71.7%	69.3%
Other markets	28.9%	30.7%	28.3%	30.7%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the twenty-six weeks ended June 24, 2020 and June 26, 2019 (in thousands):

December 25, 2019	$6,317
Revenue recognized - beginning balance	(544)
June 24, 2020	$5,773

December 26, 2018	$5,593
Revenue recognized - beginning balance	(203)
Additional contract liability	1,257
Revenue recognized - additional contract liability	(88)
June 26, 2019	$6,559

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of June 24, 2020 (in thousands):

Franchise revenues:
2020	$323
2021	491
2022	410
2023	395
2024	381
Thereafter	3,773
Total	$5,773

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

As of June 24, 2020, the Company had no leases that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

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

During the thirteen and twenty-six weeks ended June 24, 2020, the Company reassessed the lease terms on four and seven restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $1.4 million and $1.7 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 24, 2020, respectively, were recognized and will be amortized over the new lease term. During the thirteen and twenty-six weeks ended June 26, 2019, the Company reassessed the lease terms on three restaurants due to the addition of significant leasehold improvements with useful lives that extend past the current lease expiration. This resulted in an additional $1.2 million of ROU asset and lease liability, which will be recognized over the new lease term. The reassessments did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the twenty-six weeks ended June 24, 2020, the Company determined that the carrying value of ROU assets at one restaurant was not recoverable. As a result, the Company recorded a $0.5 million impairment expense for the twenty-six weeks ended June 24, 2020, related to one restaurant in Texas, sold to franchisees in the prior year. The Company did not recognize any impairment related to ROU assets during the thirteen and twenty-six ended June 26, 2019.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	June 24, 2020			June 26, 2019
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$—	$3	$—	$3
Interest on lease liabilities	5	—	5	7	—	7
Operating lease cost	6,545	307	6,852	6,585	327	6,912
Short-term lease cost	—	5	5	—	9	9
Variable lease cost	105	45	150	127	27	154
Sublease income	(763)	—	(763)	(511)	—	(511)
Total lease cost	$5,892	$357	$6,249	$6,211	$363	$6,574

	Twenty-Six Weeks Ended
	June 24, 2020			June 26, 2019
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$—	$9	$—	$9
Interest on lease liabilities	11	—	11	15	—	15
Operating lease cost	13,075	614	13,689	13,187	654	13,841
Short-term lease cost	—	12	12	—	17	17
Variable lease cost	209	70	279	224	98	322
Sublease income	(1,541)	—	(1,541)	(901)	—	(901)
Total lease cost	$11,754	$696	$12,450	$12,534	$769	$13,303

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Lease cost – Occupancy and other operating expenses	$5,917	$6,256	$11,796	$12,659
Lease cost – General & administrative	119	114	230	233
Lease cost – Depreciation and amortization	6	3	11	9
Lease cost – Interest expense		7	—	15
Lease cost - Closed-store reserve	207	194	413	387
Total lease cost	$6,249	$6,574	$12,450	$13,303

During the twenty-six weeks ended June 24, 2020 and June 26, 2019, the Company had the following cash and non-cash activities associated with its leases (in thousands):

	Twenty-Six Weeks Ended June 24, 2020			Twenty-Six Weeks Ended June 26, 2019
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$9,269	$619	$9,888	$12,361	$654	$13,015
Financing cash flows used for finance leases	$16	$—	$16	$53	$—	$53

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$1,650	$12	$1,662	4,995	—	4,995
Derecognition of ROU assets due to terminations, impairment or modifications	$(543)	$(15)	$(558)	—	—	—

Other Information
Weighted-average remaining lease term—finance leases	2.33	—		3.33	—
Weighted-average remaining lease term—operating leases	11.73	2.74		12.23	3.55
Weighted-average discount rate—finance leases	11.10%	—		11.10%	—
Weighted-average discount rate—operating leases	4.34%	3.93%		4.38%	3.98%

Information regarding the Company’s minimum future lease obligations as of June 24, 2020 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 30, 2020	$27	$14,838	$1,393
December 29, 2021	54	28,909	2,887
December 28, 2022	45	25,975	3,284
December 27, 2023	—	23,627	3,318
December 25, 2024	—	21,333	3,203
Thereafter	—	141,408	27,265
Total	$126	$256,090	$41,350
Less: imputed interest (2.33% - 11.10%)	(26)	(49,051)
Present value of lease obligations	100	207,039
Less: current maturities	(37)	(17,979)
Noncurrent portion	$63	$189,060

Information regarding the Company’s minimum future lease obligations as of December 25, 2019 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 30, 2020	$54	$26,808	$2,754
December 29, 2021	54	25,978	2,887
December 28, 2022	45	24,871	3,284
December 27, 2023	—	22,309	3,318
December 25, 2024	—	19,751	3,203
Thereafter	—	139,454	27,265
Total	$153	$259,171	$42,711
Less: imputed interest (3.96% to 11.10%)	(36)	(45,273)
Present value of capital lease obligations	117	213,898
Less: current maturities	(34)	(16,406)
Noncurrent portion	$83	197,492

Short-Term Leases

The Company has multiple short-term leases, which have terms of less than 12 months, and thus were excluded from the recognition requirements of Topic 842. The Company has recognized these lease payments in its consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

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

The Company received $0.1 million and $0.2 million, respectively, of lease income from company-owned locations for the thirteen weeks ended June 24, 2020 and June 26, 2019. For each of the twenty-six weeks ended June 24, 2020 and June 26, 2019, the Company received $0.3 million of lease income from company-owned locations.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	the impacts of the novel coronavirus (COVID-19) pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees ability to maintain operations in their individual restaurants;
●	the adverse impact of economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	vulnerability to changes in consumer preferences and economic conditions;
●	vulnerability to conditions in the greater Los Angeles area;
●	vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	our ability to effectively identify and secure appropriate new sites for restaurants;
●	changes to food and supply costs, especially for chicken;
●	negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness, particularly avian flu;
●	dependence on frequent and timely deliveries of food and supplies and our dependence on a single supplier to distribute substantially all of our products to our restaurants;
●	our ability to service our level of indebtedness;
●	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy, and our limited control over our franchisees and potential liability for their acts;
●	the impact of any security breaches of confidential customer information in connection with our electronic process of credit and debit card transactions;
●	the impact of any failure of our information technology system or any breach of our network security;
●	ability to protect our name and logo and other proprietary intellectual property; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in this quarterly report on Form 10-Q, under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 25, 2019 and under Item 1A, Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 25, 2020, which such filings are available online at www.sec.gov, at www.elpolloloco.com or upon request from El Pollo Loco.

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

The COVID-19 pandemic has significantly disrupted our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of the Company’s sales are associated with dine-in service. In May 2020, the “stay at home” directive was modified in most areas in which the Company operates, allowing for the opening of lower-risk workplaces, including restaurants, but with restrictions such as limited capacity. However, in recent months a surge in the COVID-19 pandemic has caused many state and local governments to re-implement certain restrictions to try and contain the spread of the virus. Except for nine restaurants in Houston and one in Utah, all of our restaurants are operating on a take-away, mobile pick-up and delivery basis, as well as maintaining drive-thru operations where available, in order to protect our employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates. Due to the impact of the COVID-19 pandemic, during the thirteen and twenty-six weeks ended June 24, 2020, we temporarily closed 31 restaurants, 30 of which have reopened and one remained closed as of June 24, 2020. Similarly, franchisees have temporarily closed 21 restaurants, of which 17 have reopened and four remain closed as of June 24, 2020. As of June 24, 2020, we have not permanently closed any restaurants due to the COVID-19 pandemic.

Below is a summary of other actions we have taken, or plan to take to enhance financial and operating flexibility for the Company and for our franchisees, and to protect our employees and customers:

●	As a precautionary measure, we bolstered our existing cash position by fully drawing down our $150 million 2018 Revolver, adding $34.5 million of cash to our balance sheet.
●	We have temporarily suspended all share repurchase activity, significantly reduced capital spending, reevaluated essential support center general and administrative expenses, and fine-tuned our restaurant labor model based on indoor dining room restrictions, limited dining room capacity in restaurants located in geographies where indoor dining is permitted, dining room closures and fluctuating sales volume.
●	For our franchisees, we deferred 50% of their April royalties until July 1, 2020, when such royalties began to be repaid in even monthly installments over the remainder of fiscal 2020. In addition, we deferred 100% of our franchisees’ 2020 remodel and new restaurant build requirements until 2021. We also established a support team to assist franchisees in accessing funds and benefits provided by the CARES Act legislation.
●	For our employees, we continue to implement actions to help protect them from the coronavirus while working in our restaurants. These include implementing enhanced cleaning procedures in our restaurants, providing gloves and masks to all system restaurant employees, installing plexiglass shields at company restaurant cashier stations and initiating other social distancing measures. We are providing extended sick leave benefits to employees impacted by COVID-19, and we have granted two weeks paid leave for employees who are 65 or older.
●	We have shifted our marketing to highlight our free delivery program; our Family Meals as a healthier and affordable option; and our meaningful value platform.
●	We delayed making April, May and June rent payments on the majority of our leased properties, and we have reached rent abatement and/or deferment agreements with our landlords for those properties.
●	We have taken advantage of provisions available under the CARES Act. Specifically, we have deferred payment of employer Social Security taxes that are otherwise owed for wage payments.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations has led to us considering the impact of the COVID-19 pandemic on our liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions to our operations from COVID-19 pandemic continue, they may have a material negative impact on our financial results, future operations and liquidity. The extent of such negative impact will depend, in part, on the COVID-19 pandemics longevity and severity.

Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate material adverse impact on tour consolidated financial condition, liquidity, and future results of operations is uncertain.

Growth Strategies and Outlook

As of June 24, 2020, we had 479 locations in six states. In fiscal 2019, we opened two new company-operated and two new franchised restaurants all in California. For the twenty-six weeks ended June 24, 2020, one new company-operated restaurant was opened in Nevada, which was in process prior to the COVID-19 pandemic, and two franchised restaurants, one in California and one in Arizona, were opened. As a result of the COVID-19 crisis, we have suspended company-operated new unit development until the timing of the economic recovery and our business improvement becomes more clear. In addition, we are allowing franchisees to defer their 2020 new unit development obligations until 2021. As a result, we do not expect to open any additional company-operated or franchised restaurant during the remainder of 2020.

It is our intention to return to the following long-term growth strategy after the impact of the COVID-19 pandemic subsides. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	expand our restaurant base;
●	increase our comparable restaurant sales; and
●	enhance operations and leverage our infrastructure.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. Success of these growth plans is not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the thirteen and twenty-six weeks ended June 24, 2020, comparable restaurant sales decreased by 9.7% and 5.7%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and twenty-six weeks ended June 24, 2020 decreased by 8.5% and 4.7%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a decline in transactions of 25.4%, partially offset by an approximately 22.5% increase in average check size, and the year-to-date change in comparable restaurant sales consisted of a 15.2% decline in transactions, partially offset by a 12.4% increase in average check size. For franchised restaurants, comparable restaurant sales decreased 10.6% and 6.4% for the thirteen and twenty-six weeks ended June 24, 2020, respectively. Refer to Comparable Restaurant Sales definition in "Key Performance Indicators" section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 24, 2020, were as follows.

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 24, 2020	2019	2018	2017
Company-operated restaurant activity:
Beginning of period	195	213	212	201
Openings	1	2	8	16
Restaurant sale to franchisee	—	(16)	—	—
Closures	—	(4)	(7)	(5)
Restaurants at end of period	196	195	213	212
Franchised restaurant activity:
Beginning of period	287	271	265	259
Openings	2	2	9	7
Restaurant sale to franchisee	—	16	—	—
Closures	(6)	(2)	(3)	(1)
Restaurants at end of period	283	287	271	265
System-wide restaurant activity:
Beginning of period	482	484	477	460
Openings	3	4	17	23
Closures	(6)	(6)	(10)	(6)
Restaurants at end of period	479	482	484	477

Restaurant Remodeling

As of June 24, 2020, together with our franchisees, we had remodeled 34 company-operated and 45 franchised restaurants using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of June 24, 2020, including new builds and remodels, we had 120 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average, the investment is $0.3 million to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand. In addition, we are currently working on a new asset design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that this new design will deliver good new unit volumes and cash on cash returns in both existing and new markets. We also believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. If tests are successful, this new design will replace our “Vision” design, which was implemented in 2016. However, given the uncertainty surrounding the severity and longevity of the COVID-19 pandemic, as a precautionary measure we have significantly reduced capital spending in 2020 and plan to limit our remodels to two restaurants using the new design in the fourth quarter. We do not expect our franchisees to complete any remodels in 2020 as we have deferred their remodel requirements until 2021.

Loco Rewards

During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn points for each dollars spent and 100 points can be redeemed for a $10 reward to be used for a future purchase. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a $10 reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a $10 reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point’s terms.

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of both June 24, 2020, and December 25, 2019, the revenue allocated to loyalty points that have not been redeemed are $1.1 million, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company had over 1.8 million loyalty program members as of June 24, 2020.

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

Impairment and Closed-Store Reserves

We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate a carrying value of the assets that may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values and record an impairment charge when appropriate. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.

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

Comparison of Results of Income

Our operating results for the thirteen weeks ended June 24, 2020 and June 26, 2019 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	June 24, 2020		June 26, 2019		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$87,707	88.1	$100,139	88.0	$(12,432)	(12.4)
Franchise revenue	6,719	6.7	7,918	7.0	(1,199)	(15.1)
Franchise advertising fee revenue	5,178	5.2	5,683	5.0	(505)	(8.9)
Total revenue	99,604	100.0	113,740	100.0	(14,136)	(12.4)
Cost of operations
Food and paper costs(1)	22,873	26.1	27,886	27.8	(5,013)	(18.0)
Labor and related expenses(1)	25,759	29.4	29,272	29.2	(3,513)	(12.0)
Occupancy and other operating expenses(1)	21,922	25.0	23,032	23.0	(1,110)	(4.8)
Company restaurant expenses(1)	70,554	80.4	80,190	80.1	(9,636)	(12.0)
General and administrative expenses	10,465	10.5	9,348	8.2	1,117	11.9
Franchise expenses	6,627	6.7	7,542	6.6	(915)	(12.1)
Depreciation and amortization	4,168	4.2	4,454	3.9	(286)	(6.4)
Loss on disposal of assets	27	0.0	134	0.1	(107)	(79.9)
Recovery of securities lawsuits related legal expenses and other insurance claims	(123)	(0.1)	(10,000)	(8.8)	9,877	(98.8)
Impairment and closed-store reserves	437	0.4	565	0.5	(128)	(22.7)
Loss on assets held for sale	—	—	927	0.8	(927)	(100.0)
Total expenses	92,155	92.5	93,160	81.9	(1,005)	(1.1)
Income from operations	7,449	7.5	20,580	18.1	(13,131)	(63.8)
Interest expense, net of interest income	908	0.9	922	0.8	(14)	(1.5)
Income tax receivable agreement expense (income)	290	0.3	(94)	(0.1)	384	(408.5)
Income before provision for income taxes	6,251	6.3	19,752	17.4	(13,501)	(68.4)
Provision for income taxes	752	0.8	5,665	5.0	(4,913)	(86.7)
Net income	$5,499	5.5	$14,087	12.4	$(8,588)	(61.0)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended June 24, 2020 and June 26, 2019 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Twenty-Six Weeks Ended
	June 24, 2020		June 26, 2019		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$180,341	88.1	$197,289	88.6	$(16,948)	(8.6)
Franchise revenue	13,781	6.7	14,362	6.4	(581)	(4.0)
Franchise advertising fee revenue	10,645	5.2	11,066	5.0	(421)	(3.8)
Total revenue	204,767	100.0	222,717	100.0	(17,950)	(8.1)
Cost of operations
Food and paper costs(1)	48,435	26.9	55,038	27.9	(6,603)	(12.0)
Labor and related expenses(1)	54,452	30.2	58,848	29.8	(4,396)	(7.5)
Occupancy and other operating expenses(1)	44,031	24.4	46,259	23.4	(2,228)	(4.8)
Company restaurant expenses(1)	146,918	81.5	160,145	81.2	(13,227)	(8.3)
General and administrative expenses	19,796	9.7	20,696	9.3	(900)	(4.3)
Franchise expenses	13,538	6.6	13,686	6.1	(148)	(1.1)
Depreciation and amortization	8,537	4.2	9,215	4.1	(678)	(7.4)
Loss on disposal of assets	127	0.1	178	0.1	(51)	(28.7)
Recovery of securities lawsuits related legal expenses and other insurance claims	(123)	(0.1)	(10,000)	(4.5)	9,877	(98.8)
Impairment and closed-store reserves	2,839	1.4	874	0.4	1,965	224.8
Loss on assets held for sale	—	—	5,051	2.3	(5,051)	(100.0)
Total expenses	191,632	93.6	199,845	89.7	(8,213)	(4.1)
Income from operations	13,135	6.4	22,872	10.3	(9,737)	(42.6)
Interest expense, net of interest income	1,813	0.9	1,781	0.8	32	1.8
Income tax receivable agreement expense	170	0.1	77	—	93	120.8
Income before provision for income taxes	11,152	5.4	21,014	9.4	(9,862)	(46.9)
Provision for income taxes	2,053	1.0	6,014	2.7	(3,961)	(65.9)
Net income	$9,099	4.4	$15,000	6.7	$(5,901)	(39.3)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue decreased $12.4 million, or 12.4%, from the comparable period in the prior year. The decline in company-operated restaurant sales was primarily due to a decrease in company-operated restaurant revenue of $8.1 million due to an 8.5% decrease in company-operated comparable restaurant sales, which we believe was primarily related to the impact of the COVID-19 pandemic. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business. Additionally, there was a $4.2 million decrease in revenue from the closure of two restaurants and the 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the second quarter of 2019 and a $0.7 million decrease due to temporary closures. This company-operated restaurant sales decrease was partially offset by an increase of $0.6 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 25.4%, partially offset by an approximately 22.5% increase in average check size.

Year-to-date, company-operated restaurant revenue decreased $16.9 million, or 8.6%, from the comparable period in the prior year. The decline in company-operated restaurant sales was primarily due to a $9.4 million decrease in revenue from the closure of four restaurants and the 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the first quarter of 2019, a decrease in company-operated restaurant revenue of $8.7 million from a 4.7% decrease in company-operated comparable restaurant sales, which we believe was primarily related to the impact of the COVID-19 pandemic and a $0.4 million decrease due to temporary closures. This company-operated restaurant sales decrease was partially offset by an increase of $1.4 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and a $0.2 million increase in revenue recognized for our loyalty points program. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 15.2%, partially offset by a 12.4% increase in average check size.

Franchise Revenue

For the quarter, franchise revenue decreased $1.2 million, or 15.1%, from the comparable period in the prior year. This decrease was primarily due to a franchise comparable restaurant sales decrease of 10.6%, which we believe was primarily due to the COVID-19 pandemic, the closure of eight franchise locations during or subsequent to the second quarter of 2019 and a decrease in fees received from franchised restaurants related to their use of our point-of-sales system. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business. This franchise revenue decrease was partially offset by the opening of two new franchised restaurants and revenue generated from 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the second quarter of 2019.

Year-to-date, franchise revenue decreased $0.6 million, or 4.0%, from the comparable period in the prior year. This decrease was primarily due to a franchise comparable restaurant sales decrease of 6.4%, which we believe was primarily due to the COVID-19 pandemic, the closure of eight franchise locations during the same period and a decrease in fees received from franchised restaurants related to their use of our point-of-sales system. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business. This franchise revenue decrease was partially offset by the opening of four new franchised restaurants and revenue generated from 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the first quarter of 2019.

Franchise Advertising Fee Revenue

For the quarter, franchise advertising fee revenue decreased $0.5 million, or 8.9%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue decreased $0.4 million, or 3.8%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, both the quarter and year-to-date increases were primarily due to an increase in the number of franchise locations, partially offset by the lower comparable sales discussed above.

Food and Paper Costs

For the quarter, food and paper costs decreased $5.0 million, or 18.0%, from the comparable period in the prior year, primarily due to a $4.3 million decrease in food costs and a $0.7 million decrease in paper costs. Year-to-date, food and paper costs decreased $6.6 million, or 12.0%, from the comparable period in the prior year, due to a $5.6 million decrease in food costs and a $1.0 million decrease in paper costs. The decrease in food and paper costs, for the quarter and year-to-date periods, resulted primarily from lower company transactions, due to the COVID-19 pandemic and lower food waste. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 26.1%, down from 27.8% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 26.9%, down from 27.9% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to an increase in pricing, lower food usage and effective waste management, partially offset by commodity inflation and unfavorable sales mix.

Labor and Related Expenses

For the quarter, labor and related expenses decreased $3.5 million, or 12.0%, from the comparable period in the prior year. Year-to-date, labor and related expenses decreased $4.4 million, or 7.5%, from the comparable period in the prior year. The decrease for the quarter and year-to-date periods was due primarily to a reduction in labor by restaurants closed or sold to franchisees, adjustments to the labor model based on dining room closures, operating hours and lower sales volumes and lower group insurance expense due to decreased claims activity. These decreases were partially offset by higher wages primarily due to minimum wage increases in California and, specifically, Los Angeles during fiscal 2019 and 2020.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 29.4%, up from 29.2% in the comparable period in the prior year. Year-to-date payroll and benefit expenses as a percentage of company-operated restaurant revenue were 30.2%, up from 29.8% in the comparable period in the prior year. The increases for the quarter and year-to-date periods were due primarily to sales deleverage, wage increases in California, specifically, Los Angeles and labor costs associated with the COVID-19 pandemic. Partially offsetting these increases were the positive impacts of an increase in pricing and labor efficiencies.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses decreased $1.1 million, or 4.8%, from the comparable period of the prior year. The decrease was primarily due to a $0.5 million decrease in advertising expenses, a $0.5 million decrease in utilities costs, a $0.3 million decrease in credit card fees, primarily related to a decrease in rates and transactions, a $0.3 million decrease in repair and maintenance costs, a $0.1 million decrease in occupancy costs, primarily related to a reduction in rent expense from restaurants closed or sold to franchisees and a $0.3 million decrease in other operating expenses. These decreases were partially offset by a $0.9 million increase in customer order delivery fees payable to third parties due to an increase in delivery orders. Year-to-date, occupancy and other operating expenses decreased $2.2 million, or 4.8%, from the comparable period of the prior year. The decrease was primarily due to a $0.8 million decrease in repair and maintenance costs, a $0.8 million decrease in advertising expenses, a $0.7 million decrease in utilities costs, a $0.6 million decrease in occupancy costs, primarily related to a reduction in rent expense from restaurants closed or sold to franchisees, a $0.3 million decrease in credit card fees primarily related to a decrease in rates and transactions, and a $0.3 million decrease in other operating expenses. These decreases were partially offset by a $1.3 million increase in customer order delivery fees payable to third parties due to an increase in delivery orders.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.0% up from 23.0% in the comparable period in the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.4%, up from 23.4% in the comparable period of the prior year. The increases for the quarter and year-to-date periods resulted primarily from the increases noted above and sales deleverage.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $1.1 million, or 11.9%, from the comparable period in the prior year. The increase for the quarter was due primarily to a $1.9 million increase in legal expenses, primarily related to a $2.5 million settlement accrual related to an agreement in principle to resolve the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights, partially offset by a $0.7 million decrease in labor related costs, primarily related to a decrease in management bonus expense and a $0.1 million decrease in other general and administrative expenses. Year-to-date, general and administrative expenses decreased $0.9 million, or 4.3%, from the comparable period in the prior year. The decrease for the year-to-date period was due primarily to a $1.3 million decrease in labor related costs, primarily related to a decrease in management bonus expense. This decrease was partially offset by a $0.3 million increase in legal expenses related primarily to a $2.5 million legal settlement accrual, discussed above, partially offset by a decrease in securities class action litigation costs, and a $0.1 million increase in other general and administrative expenses.

For the quarter, general and administrative expenses as a percentage of total revenue were 10.5%, up from 8.2% in the comparable period of the prior year. The percentage increase is primarily due to the decline in revenue, as well as the cost increases discussed above. Year-to-date, general and administrative expenses as a percentage of total revenue were 9.7%, up from 9.3% in the comparable period of the prior year. The percentage increase is primarily due to the decline in revenue, partially offset by the cost decreases discussed above.

Recovery of Securities Class Action Legal Expenses and Other Insurance Claims

During the thirteen and twenty-six weeks ended June 24, 2020, we received insurance proceeds of $0.1 million related to a property claim. During the thirteen and twenty-six weeks ended June 26, 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. See Note 7, Commitments and Contingencies, Legal Matters.

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

Impairment and Closed-Store Reserves

During the thirteen and twenty-six weeks ended June 24, 2020, we recognized a $0.1 million and $2.0 million non-cash impairment charge, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California. During each of the thirteen and twenty-six weeks ended June 26, 2019, we recorded a non-cash impairment charge of $0.2 million, primarily related to the carrying value of the assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen and twenty-six weeks ended June 24, 2020, we recognized $0.4 million and $0.9 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the twenty-six weeks ended June 26, 2019, we closed one restaurant in California and one restaurant in Texas and recognized $0.3 million and $0.6 million of closed-store reserve expense for the thirteen and twenty-six weeks ended June 26, 2019, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For each of the quarter and year-to-date periods, interest expense, net, was consistent with the prior period.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 24, 2020 we recorded income tax receivable agreement expense of $0.3 million and $0.2 million, respectively, and for the thirteen and twenty-six weeks ended June 26, 2019 we recorded income tax receivable agreement income of $0.1 million and income tax receivable agreement expense of $0.1 million, respectively.

Provision for Income Taxes

For the quarter ended June 24, 2020, we recorded an income tax provision of $0.8 million, reflecting an estimated effective tax rate of 12.0%. For the quarter ended June 26, 2019, we recorded an income tax provision of $5.7 million, reflecting an estimated effective tax rate of approximately 28.7%. Year-to-date ended June 24, 2020, we recorded an income tax provision of $2.1 million, reflecting an estimated effective tax rate of approximately 18.4%. Year-to-date ended June 26, 2019 we recorded an income tax provision of $6.0 million, reflecting an estimated effective tax rate of approximately 28.6%%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 18.4% for the year-to-date ended June 24, 2020 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the change in valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction, non-deductible executive compensation, changes to total expected TRA payments due to changes in future forecasted taxable income and windfall tax benefit related to stock options exercised, recorded as a discrete item during the thirteen and twenty-six weeks ended June 24, 2020.

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

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December traffic and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company-operated restaurant revenue and comparable restaurant sales may fluctuate. In addition, we expect our quarterly company-operated restaurant revenue and comparable restaurant sales to continue to fluctuate significantly due to the current COVID-19 pandemic. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 24, 2020 and June 26, 2019, there were 469 and 459 comparable restaurants, 191 and 199 company-operated restaurants and 278 and 260 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Restaurant contribution:
Income from operations	$7,449	$20,580	$13,135	$22,872
Add (less):
General and administrative expenses	10,465	9,348	19,796	20,696
Franchise expenses	6,627	7,542	13,538	13,686
Depreciation and amortization	4,168	4,454	8,537	9,215
Loss on disposal of assets	27	134	127	178
Franchise revenue	(6,719)	(7,918)	(13,781)	(14,362)
Franchise advertising fee revenue	(5,178)	(5,683)	(10,645)	(11,066)
Recovery of securities lawsuits related legal expenses and other insurance claims	(123)	(10,000)	(123)	(10,000)
Impairment and closed-store reserves	437	565	2,839	874
Loss on sale of restaurants	—	927	—	5,051
Restaurant contribution	$17,153	$19,949	$33,423	$37,144

Company-operated restaurant revenue:
Total revenue	$99,604	$113,740	$204,767	$222,717
Less:
Franchise revenue	(6,719)	(7,918)	(13,781)	(14,362)
Franchise advertising fee revenue	(5,178)	(5,683)	(10,645)	(11,066)
Company-operated restaurant revenue	$87,707	$100,139	$180,341	$197,289

Restaurant contribution margin (%)	19.6%	19.9%	18.5%	18.8%

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 24, 2020	June 26, 2019	June 24, 2020	June 26, 2019
Net income	$5,499	$14,087	$9,099	$15,000
Non-GAAP adjustments:
Provision for income taxes	752	5,665	2,053	6,014
Interest expense, net of interest income	908	922	1,813	1,781
Depreciation and amortization	4,168	4,454	8,537	9,215
EBITDA	$11,327	$25,128	$21,502	$32,010
Stock-based compensation expense (a)	727	641	1,261	1,129
Loss on disposal of assets (b)	27	134	127	178
Recovery of securities lawsuits related legal expense and other insurance claims (c)	(123)	(10,000)	(123)	(10,000)
Impairment and closed-store reserves (d)	437	565	2,839	874
Loss on disposition of restaurants (e)	—	927	—	5,051
Income tax receivable agreement expense (income) (f)	290	(94)	170	77
Securities class action legal expense (g)	37	491	238	2,630
Legal settlements (h)	2,499	—	2,566	—
Pre-opening costs (i)	59	35	110	35
Executive transition costs (j)	—	63	—	100
Adjusted EBITDA	$15,280	$17,890	$28,690	$32,084
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	During the thirteen and twenty-six weeks ended June 24, 2020, we received insurance proceeds of $0.1 million related to a property claim. During the thirteen and twenty-six weeks ended June 26, 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. See Note 7, “Commitments and Contingencies, Legal Matters.”
(d)	Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen and twenty-six weeks ended June 24, 2020, we recognized a $0.1 million and $2.0 million non-cash impairment charge, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California. During the thirteen and twenty-six weeks ended June 26, 2019, we recorded a non-cash impairment charge of $0.2 million, primarily related to the carrying value of the assets of one restaurant in California. Given the difficulty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen and twenty-six weeks ended June 24, 2020, we recognized $0.4 million and $0.9 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the twenty-six weeks ended June 26, 2019, we closed one restaurant in California and one restaurant in Texas, and recognized $0.3 million and $0.6 million of closed-store reserve expense for the thirteen and twenty-six weeks ended June 26, 2019, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

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
(f)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 24, 2020 and June 26, 2019, income tax receivable agreement expense (income) consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(g)	Consists of costs related to the defense of securities lawsuits. See "Note 7, Commitments and Contingencies, Legal Matters."
(h)	Includes an accrual related to an agreement in principle to resolve the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights, as well as amounts incurred related to the payment of the final settlement amounts for consolidated wage and hour class action lawsuits resolved in prior quarters.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.
(j)	Includes costs associated with the transition of our CEO, such as CEO sign-on bonus.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2018 Revolver. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations, and working capital and general corporate needs. However, in light of the COVID-19 pandemic, we have temporarily suspended all new restaurants and capital investments. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers for them. Our restaurants do not require significant inventories or receivables. We believe that our sources of liquidity and capital are sufficient to finance our continued operations for at least the next twelve months from the filing of the condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread (including government-mandated closures of our dining rooms) and the possibility of a subsequent resurgence of the COVID-19 outbreak after the current outbreak subsides, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 24, 2020	June 26, 2019
Net cash provided by (used in)
Operating activities	$11,082	$12,859
Investing activities	(2,479)	(1,128)
Financing activities	43,669	(7,419)
Net increase in cash	$52,272	$4,312

Operating Activities

For the twenty-six weeks ended June 24, 2020, net cash provided by operating activities decreased by approximately $1.8 million from the comparable period of the prior year. This was due primarily to a decline in profitability after non-cash items, which we believe related to the COVID-19 pandemic, and unfavorable working capital fluctuations.

Investing Activities

For the twenty-six weeks ended June 24, 2020, net cash used in investing activities increased by $1.4 million from the comparable period of the prior year. This was due primarily to cash proceeds of $4.8 million received during the twenty-six weeks ended June 26, 2019 related to the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. In addition, there was one new company restaurant, which was in process prior to the COVID-19 pandemic, and no remodels completed in twenty-six weeks ended June 24, 2020 and no new company stores and three remodels completed in the twenty-six weeks ended June 26, 2019.

Given the uncertainty surrounding the severity and longevity of the COVID-19 pandemic, as a precautionary measure we have significantly reduced capital spending.

Financing Activities

For the twenty-six weeks ended June 24, 2020, net cash provided by financing activities increased by $51.1 million from the comparable period of the prior year. This increase was due primarily to an increase in net borrowings of $30.8 million on the 2018 Revolver during the twenty-six weeks ended June 24, 2020, primarily as a precautionary measure to bolster our existing cash position in light of the current COVID-19 pandemic, as well as to provide for the $16.3 million litigation settlement payment. In addition, for the twenty-six weeks ended June 26, 2019, the Company had $18.2 million of cash outflow related to stock buybacks.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.67% to 3.11% and 1.67% to 3.29% for the thirteen and twenty-six weeks ended June 24, 2020, respectively, and 3.90% to 6.00% for each of the thirteen and twenty-six weeks ended June 26, 2019.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of June 24, 2020. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a resurgence of the COVID-19 outbreak after the initial outbreak subside, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to comply with certain financial covenants required in our 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At June 24, 2020, $11.1 million of letters of credit and $138.8 million of borrowings were outstanding under the 2018 Revolver. There were $0.1 million remaining borrowings available under the 2018 Revolver at June 24, 2020.

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

Contractual Obligations

Our contractual obligations outstanding on June 24, 2020 have not changed materially since those disclosed under “Debt and Other Obligations – Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 25, 2019 other than an increase in net borrowings of $41.8 million on the 2018 Revolver during the twenty-six weeks ended June 24, 2020 and the impact of our delay in making April, May and June rent payments on the majority of our leased properties. Refer to COVID-19 impact in "Overview" section above for additional information. Our contractual commitments relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.

Off-Balance Sheet and Other Arrangements

As of June 24, 2020, and December 25, 2019, we were using $11.1 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs, as well as to support our Surety demand related to an appeal bond used to secure a judgment against the Company. See additional information presented in "Note 7 Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements."

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in the interest rate on our debt, which bears interest, at our option, at rates based on LIBOR or a base rate, plus, for each rate, a margin determined in accordance with the terms of the 2018 Credit Agreement. For LIBOR loans, the margin is in the range of 1.25% and 2.25%. As of June 24, 2020, we had outstanding borrowings of $138.8 million under our 2018 Revolver, $11.1 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps, we effectively had $98.8 million of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $1.0 million.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus applicable margin, which is currently 1.5%. The interest rate swap matures in June 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 24, 2020.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 24, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see "Note 7. Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Condensed Consolidated Financial Statements" in this Quarterly Report, which information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 25, 2019 filed with the SEC on March 6, 2020 and our quarterly report on Form 10-Q for the quarter ended March 25, 2020 filed with the SEC on May 1, 2020, except for the revision of the risk factor that immediately follows.

The resale of shares of common stock currently held by Trimaran Pollo Partners, L.L.C. could adversely affect the market price of our common stock.

Our largest stockholder, Trimaran Pollo Partners, L.L.C. (the “LLC”), holds 16,746,544 shares, or approximately 47.7%, of our outstanding common stock as of the date of this report. Members of the LLC include affiliates of Trimaran and Freeman Spogli. Pursuant to the terms of the LLC’s limited liability company operating agreement (the “LLC Agreement”), the LLC agreement can terminate, in which case the LLC will begin the process of dissolving and winding up its affairs, at the earlier of (i) the election of the managing member, or (ii) six years following the completion of our initial public offering, or July 27, 2020. We expect the process of winding up of the LLC and distribution of the Company’s shares to begin on or after July 27, 2020. If all or a substantial portion of these shares are resold into the public markets, or if it is perceived that they will be resold, the trading price of our common stock could decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults of Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

July 31, 2020	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer
(duly authorized officer)
July 31, 2020	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer
(principal financial officer)