Form 10-Q
period 2020-09-23
El Pollo Loco Holdings, Inc.
filed 2020-10-30
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2020

or

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

As of October 23, 2020, there were 36,446,736 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 23,	December 25,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$29,529	$8,070
Accounts and other receivables, net	10,842	8,505
Inventories	1,937	2,009
Prepaid expenses and other current assets	2,555	5,718
Income tax receivable	—	376
Total current assets	44,863	24,678
Property and equipment owned, net	80,545	91,778
Property and equipment held under finance lease, net	52	—
Property and equipment held under operating leases, net ("ROU asset")	180,781	192,395
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	3,565	3,709
Other assets	1,280	1,630
Total assets	$621,648	$624,752
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$50	$34
Current portion of obligations under operating leases	19,847	16,406
Accounts payable	6,238	5,627
Accrued salaries and vacation	9,929	8,618
Accrued insurance	10,256	9,440
Accrued income taxes payable	1,888	—
Accrued interest	143	302
Current portion of income tax receivable agreement payable	5,160	4,935
Other accrued expenses and current liabilities	16,216	28,597
Total current liabilities	69,727	73,959
Revolver loan	83,800	97,000
Obligations under finance leases, net of current portion	94	83
Obligations under operating leases, net of current portion	182,753	197,492
Deferred taxes	1,325	1,672
Income tax receivable agreement payable, net of current portion	3,101	3,301
Other noncurrent liabilities	9,772	5,679
Total liabilities	350,572	379,186
Commitments and contingencies
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 36,441,369 and 35,126,582 shares issued and outstanding	364	351
Additional paid-in-capital	338,622	330,950
Accumulated deficit	(66,969)	(85,988)
Accumulated other comprehensive (loss) income	(941)	253
Total stockholders’ equity	271,076	245,566
Total liabilities and stockholders’ equity	$621,648	$624,752

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Revenue
Company-operated restaurant revenue	$97,276	$99,052	$277,617	$296,341
Franchise revenue	7,781	7,273	21,562	21,635
Franchise advertising fee revenue	5,922	5,742	16,567	16,808
Total revenue	110,979	112,067	315,746	334,784
Cost of operations
Food and paper cost	24,922	27,512	73,357	82,550
Labor and related expenses	28,756	29,292	83,208	88,140
Occupancy and other operating expenses	23,836	23,844	67,867	70,103
Gain on recovery of insurance proceeds, lost profits	(2,000)	—	(2,000)	—
Company restaurant expenses	75,514	80,648	222,432	240,793
General and administrative expenses	9,803	9,539	29,599	30,235
Franchise expenses	7,572	7,006	21,110	20,692
Depreciation and amortization	4,092	4,343	12,629	13,558
Loss on disposal of assets	29	35	156	213
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	(123)	(10,000)
Impairment and closed-store reserves	1,776	367	4,615	1,241
Loss on disposition of restaurants	—	11	—	5,062
Total expenses	98,786	101,949	290,418	301,794
Income from operations	12,193	10,118	25,328	32,990
Interest expense, net	770	973	2,583	2,754
Income tax receivable agreement (income) expense	(144)	(197)	26	(120)
Income before provision for income taxes	11,567	9,342	22,719	30,356
Provision for income taxes	1,647	2,940	3,700	8,954
Net income	$9,920	$6,402	$19,019	$21,402
Net income per share
Basic	$0.28	$0.18	$0.54	$0.57
Diluted	$0.28	$0.18	$0.53	$0.56
Weighted-average shares used in computing net income per share
Basic	35,471,452	35,859,502	34,989,007	37,484,372
Diluted	36,064,559	36,397,368	35,609,320	38,173,097

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Net income	$9,920	$6,402	$19,019	$21,402
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized net (losses) gains arising during the period from interest rate swap	(36)	171	(1,791)	171
Reclassifications of losses (gains) into net income	114	(29)	156	(29)
Income tax (expense) benefit	(20)	(38)	441	(38)
Other comprehensive income (loss), net of taxes	58	104	(1,194)	104
Comprehensive income	$9,978	$6,506	$17,825	$21,506

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended September 23, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, June 24, 2020	35,854,122	$359	$334,088	$(76,889)	$(999)	$256,559
Stock-based compensation	—	—	909	—	—	909
Issuance of common stock related to restricted stock	2,798	—	—	—	—	—
Issuance of common stock upon exercise of stock options	593,180	6	3,675	—	—	3,681
Shares repurchased for employee tax withholdings	(2,925)	—	(51)	—	—	(51)
Forfeiture of common stock related to restricted shares	(5,806)	(1)	1	—	—	—
Other comprehensive income, net of tax	—	—	—	—	58	58
Net income	—	—	—	9,920	—	9,920
Balance, September 23, 2020	36,441,369	$364	$338,622	$(66,969)	$(941)	$271,076

	Thirteen Weeks Ended September 25, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 26, 2019	37,732,948	$377	$358,335	$(95,888)	$—	262,824
Stock-based compensation	—	—	668	—	—	668
Shares repurchased for employee tax withholdings	(4,176)	—	(46)	—	—	(46)
Forfeiture of common stock related to restricted shares	(9,160)		—
Repurchase of common stock	(2,825,896)	(28)	(29,910)	—	—	(29,938)
Other comprehensive income, net of tax	—	—	—	—	104	104
Net income	—	—	—	6,402	—	6,402
Balance, September 25, 2019	34,893,716	$349	$329,047	$(89,486)	$104	$240,014

	Thirty-Nine Weeks Ended September 23, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 25, 2019	35,126,582	$351	$330,950	$(85,988)	$253	$245,566
Stock-based compensation	—	—	2,170	—	—	2,170
Issuance of common stock related to restricted stock	439,061	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	965,736	10	5,836	—	—	5,846
Shares repurchased for employee tax withholdings	(23,118)	—	(331)	—	—	(331)
Forfeiture of common stock related to restricted shares	(66,892)	(1)	1	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(1,194)	(1,194)
Net income	—	—	—	19,019	—	19,019
Balance, September 23, 2020	36,441,369	$364	$338,622	$(66,969)	$(941)	$271,076

	Thirty-Nine Weeks Ended September 25, 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 26, 2018	39,009,451	$390	$375,734	$(110,888)	$—	265,236
Stock-based compensation	—	—	1,797	—	—	1,797
Issuance of common stock related to restricted shares	292,211	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	6,709	—	34	—	—	34
Shares repurchased for employee tax withholdings	(29,923)	(1)	(294)	—	—	(295)
Repurchase of common stock	(4,384,732)	(43)	(48,221)	—	—	(48,264)
Other comprehensive income, net of tax	—	—	—	—	104	104
Net income	—	—	—	21,402	—	21,402
Balance, September 25, 2019	34,893,716	$349	$329,047	$(89,486)	$104	$240,014

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019
Cash flows from operating activities:
Net income	$19,019	$21,402
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	12,629	13,558
Bad debt expense	190	—
Stock-based compensation expense	2,170	1,797
Income tax receivable agreement expense (income)	26	(120)
Loss on disposition of restaurants	—	5,062
Loss on disposal of assets	156	213
Impairment of property and equipment	3,478	283
Amortization of deferred financing costs	189	189
Amortization of favorable and unfavorable leases, net	—	(362)
Deferred income taxes, net	(110)	8,583
Changes in operating assets and liabilities:
Accounts and other receivables, net	(2,527)	(1,257)
Inventories	72	261
Prepaid expenses and other current assets	3,163	868
Other assets	159	(118)
Accounts payable	476	(1,657)
Accrued salaries and vacation	1,311	2,259
Accrued insurance	816	1,863
Income taxes payable	2,264	102
Other accrued expenses and liabilities	(9,962)	(21,031)
Net cash flows provided by operating activities	33,519	31,895
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	4,770
Purchase of property and equipment	(4,349)	(10,848)
Net cash flows used in investing activities	(4,349)	(6,078)
Cash flows from financing activities:
Minimum tax withholdings related to net share settlements	(331)	(341)
Payments on revolver and swingline loan	(65,700)	(15,000)
Borrowings on revolver and swingline loan	52,500	42,000
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	5,846	80
Payment of obligations under finance leases	(26)	(61)
Stock buybacks	—	(47,395)
Net cash flows used in financing activities	(7,711)	(20,717)
Increase in cash and cash equivalents	21,459	5,100
Cash and cash equivalents, beginning of period	8,070	6,969
Cash and cash equivalents, end of period	$29,529	$12,069

	Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019
Supplemental cash flow information
Cash paid during the period for interest	$2,381	$2,400
Cash paid during the period for income taxes	$1,632	$268
Unpaid purchases of property and equipment	$881	$2,577
Unpaid stock buybacks	$—	$1,004

See notes to the condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 23, 2020, the Company operated 196 and franchised 282 El Pollo Loco restaurants.

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

The COVID-19 pandemic has significantly disrupted consumer demand, as well as the Company’s restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of the Company’s sales are associated with dine-in service. In May 2020, the “stay at home” directive was modified in most areas in which the Company operates, allowing for the opening of lower-risk workplaces, including restaurants, but with restrictions such as limited capacity. However, in July a surge in the COVID-19 pandemic caused many state and local governments to re-implement certain additional restrictions to try and contain the spread of the virus. As of September 23, 2020, the majority of the Company’s restaurants were permitted to be open with limited capacity; however, while most of the Company’s markets outside of California have dining rooms open at a limited capacity, the majority of the Company’s restaurants in California are continuing to operate on a take-away, mobile pick-up and delivery basis, as well as maintaining drive-thru operations where available, in order to protect their employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates. Due to the impact of the COVID-19 pandemic, during the thirteen and thirty-nine weeks ended September 23, 2020, we temporarily closed 40 restaurants and 65 restaurants, respectively, of which all but three have reopened as of September 23, 2020. Similarly, during the thirteen and thirty-nine weeks ended September 23, 2020, franchisees temporarily closed 15 restaurants and 36 restaurants, respectively, of which all but three have reopened as of September 23, 2020. As of September 23, 2020, the Company had not permanently closed any restaurants due to the COVID-19 pandemic.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management has taken precautionary actions, such as initially drawing on its 2018 Revolver, which has since been paid down (see Note 4), temporarily suspending all but essential capital spending and share repurchase activity, reevaluating essential support center general and administrative expenses and fine-tuning its restaurant labor model based on indoor dining room restrictions, limited dining room capacity in restaurants located in geographies where indoor dining is permitted, dining room closures and fluctuating sales volumes. Additionally, management delayed making April, May and June rent payments on the majority of its leased properties and has reached agreements for rent abatement and/or deferment with the Company’s landlords for those properties. See Note 5 “Other Accrued Expenses and Current Liabilities” and Note 6 “Other Noncurrent Liabilities” for details of these balances. For our franchisees, we deferred 50% of their April royalties until July 1, 2020, when such royalties began to be repaid in even monthly installments over the remainder of fiscal 2020. In addition, we deferred 100% of our franchisees’ 2020 remodel and new restaurant build requirements until 2021 Management is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations led to the Company considering the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions to the Company’s operations from the COVID-19 pandemic continue or worsen, they may have a material negative impact on the Company’s consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will depend, in part, on the longevity and severity of the COVID-19 pandemic.

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

Subsequent Events

Subsequent to September 23, 2020, the Company has temporarily closed eight restaurants, typically for one to three days, and franchisees have not temporarily closed any restaurants. As of October 29, 2020, two company-operated and three franchise locations remained closed.

Subsequent to September 23, 2020, the Company made a voluntary $28.0 million pre-payment on its 2018 Revolver. As of October 30, 2020, the Company had $55.8 million in outstanding borrowings under the 2018 Revolver and $85.8 million in borrowing availability.

The Company has evaluated subsequent events that have occurred after September 23, 2020, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly-liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations and working capital and general corporate needs. At September 23, 2020, the Company’s total debt was $83.8 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $29.5 million at September 23, 2020 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to meet certain covenants required in its 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Gain on Recovery of Insurance Proceeds, Lost Profits

During the thirteen and thirty-nine weeks ended September 23, 2020, the Company received business interruption insurance proceeds of $2.0 million, primarily related to restaurant sales losses and expenses related to the COVID-19 pandemic and resulting dining room closures.

Recovery of Securities Class Action Legal Expenses and Other Insurance Claims

During the thirty-nine weeks ended September 23, 2020, the Company received insurance proceeds of $0.1 million related to a property claim. During the thirty-nine weeks ended September 25, 2019, the Company received insurance proceeds of $10.0 million related to the settlement of a securities class action lawsuit. See Note 7, “Commitments and Contingencies, Legal Matters.”

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

These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the thirty-nine weeks ended September 25, 2019. These restaurants have been included in the total number of franchised El Pollo Loco restaurants since completion of their sales.

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

The Company had no supplier to whom amounts due totaled more than 10% of the Company’s accounts payable at September 23, 2020. At December 25, 2019, the Company had one supplier to whom amounts due totaled 11.7% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 26.7% and 26.8% of total expenses for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, and 29.0% and 28.9% of total expenses for the thirteen and thirty-nine weeks ended September 25, 2019.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.2% and 71.5% of total revenue for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, and 71.5% and 70.0% for the thirteen and thirty-nine weeks ended September 25, 2019.

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

Upon the sale or closure of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company determined there was no decrement of goodwill related to the disposition of restaurants during the thirteen and thirty-nine weeks ended September 25, 2019.

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

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to, the volatility of the Company’s stock price as well as that of its competitors and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 23, 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite-lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 23, 2020. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

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

During fiscal 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company’s counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for the Company’s credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See Note 4. “Long-Term Debt" for further discussion regarding our interest rate swaps. The following table presents fair value for the interest rate swap at September 23, 2020 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$1,328	$—	$1,328	$—

The following table presents fair value for the interest rate swap at December 25, 2019 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other assets - Interest rate swap	$360	$—	$360	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g. when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 23, 2020, reflecting certain property and equipment assets and right-of-use (“ROU”) assets, for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets and ROU Assets." (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 23, 2020 Using			Ended September 23, 2020	Ended September 23, 2020
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment owned, net	$—	$—	$—	$—	$1,506	$2,935
Certain ROU assets, net	$911	$—	$—	$911	$—	$543

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and thirty-nine weeks ended September 25, 2019, reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under "Impairment of Long-Lived Assets and ROU Assets" (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 25, 2019 Using			Ended September 25, 2019	Ended September 25, 2019
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment owned, net	$—	$—	$—	$—	$56	$283

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred during each of the thirteen and thirty-nine weeks ended September 23, 2020 that required an impairment review of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $1.5 million and $3.5 million for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California.

The Company recorded a non-cash impairment charge of $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, primarily related to the carrying value of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance ("CAM") payments relating to closed restaurants are included within closed-store expense. During the thirteen and thirty-nine weeks ended September 23, 2020, the Company recognized $0.3 million and $1.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirty-nine weeks ended September 25, 2019, the Company closed one restaurant in California and one restaurant in Texas, and recognized $0.3 million and $1.0 million of closed-store reserve expense for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

Derivative Financial Instruments

The Company uses an interest rate swap, a derivative instrument, to hedge interest rate risk and not for trading purposes. The derivative contract is entered into with a financial institution.

The Company records the derivative instrument on its condensed consolidated balance sheets at fair value. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, and the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income ("AOCI") and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified to earnings immediately.

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of September 23, 2020, the counterparty to the Company’s interest rate swap has performed in accordance with its contractual obligation.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 23, 2020 or at December 25, 2019. During the thirteen and thirty-nine weeks ended September 23, 2020 the Company recognized interest of $0.1 million related to the Notice of Proposed Adjustment (“NOPA”), discussed below. The Company did not recognize interest or penalties during the thirteen and thirty-nine weeks ended September 25, 2019, since there were no material unrecognized tax benefits. Management believes no material changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the "TRA"), which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 23, 2020, the Company recorded income tax receivable agreement income of $0.1 million and income tax receivable expense of less than $0.1 million, respectively, and for the thirteen and thirty-nine weeks ended September 25, 2019, the Company recorded income tax receivable agreement income of $0.2 million and $0.1 million, respectively, related to the amortization of interest expense related to our total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

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

During the thirty-nine weeks ended September 23, 2020, the Company received a NOPA for the years ended December 27, 2017 and December 28, 2016, related to the Company’s methodology regarding its ordering of utilization of AMT net operating losses ("NOL”). This resulted in payment of $0.4 million, and the audit is closed. As a result of the CARES Act, discussed above, this amount is immediately refundable upon filing of a Form 1139, which the Company filed during the thirty-nine weeks ended September 23, 2020 and recognized a receivable, included in Accounts and other receivables within the condensed consolidated balance sheet as of September 23, 2020.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 23, 2020	December 25, 2019
Land	$12,323	$12,323
Buildings and improvements	147,413	144,794
Other property and equipment	76,142	75,234
Construction in progress	2,120	4,213
	237,998	236,564
Less: accumulated depreciation and amortization	(157,453)	(144,786)
	$80,545	$91,778

Depreciation expense was $4.1 million and $4.3 million for the thirteen weeks ended September 23, 2020 and September 25, 2019, respectively, and $12.6 million and $13.6 million for the thirty-nine weeks September 23, 2020 and September 25, 2019, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $1.5 million and $2.9 million for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, primarily related to the carrying value of the assets of four restaurants in California. During the thirteen and thirty-nine weeks ended September 25, 2019, the Company recorded non-cash impairment charges of $0.1 million and $0.3 million, respectively, primarily related to the carrying value of one restaurant in California. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance could be further impacted and it is possible that material impairments could be identified in future periods. See “Impairment of Long-Lived Assets and ROU Assets” in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

3. STOCK-BASED COMPENSATION

At September 23, 2020, options to purchase 1,035,866 shares of common stock were outstanding, including 689,166 vested and 346,700 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At September 23, 2020, 303,786 premium options, options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of September 23, 2020 and changes during the thirty-nine weeks ended September 23, 2020 is as follows:

		Weighted-Average
	Shares	Exercise Price
Outstanding - December 25, 2019	2,077,570	$8.14
Exercised	(965,736)	6.05
Forfeited, cancelled or expired	(75,968)	12.14
Outstanding - September 23, 2020	1,035,866	$9.79
Vested and expected to vest at September 23, 2020	1,030,329	$9.78
Exercisable at September 23, 2020	689,166	$8.98

At September 23, 2020, the Company had total unrecognized compensation expense of $1.1 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.23 years.

A summary of restricted share activity as of September 23, 2020 and changes during the thirty-nine weeks ended September 23, 2020 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 25, 2019	588,008	$11.23
Granted	415,022	$12.50
Released	(154,620)	$11.68
Forfeited, cancelled, or expired	(79,303)	$12.20
Unvested shares at September 23, 2020	769,107	$11.72

Unvested shares at September 23, 2020, included 684,971 unvested restricted shares, 36,058 unvested performance stock units and 48,078 unvested restricted units.

At September 23, 2020, the Company had unrecognized compensation expense of $7.3 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 3.01 years, unrecognized compensation expense of $0.1 million related to performance stock units, which it expects to recognize over a weighted-average period of 2.62 years and unrecognized compensation expense of $0.4 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 1.62 years.

Total stock-based compensation expense was $0.9 million and $2.2 million for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, and $0.7 million and $1.8 million for the thirteen and thirty-nine weeks ended September 25, 2019, respectively.

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

Under the 2018 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2018 Revolver.

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.67% to 1.68% and 1.67% to 3.29% for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, and 3.65% to 3.90% and 3.65% to 6.00% for the thirteen and thirty-nine weeks ended September 25, 2019, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 23, 2020. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to comply with certain financial covenants required in the 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At September 23, 2020, $8.4 million of letters of credit and $83.8 million in borrowings under the 2018 Revolver were outstanding. The Company had $57.8 million in borrowing availability under the 2018 Revolver at September 23, 2020.

Maturities

During the thirteen weeks ended September 23, 2020, the Company elected to pay down $55.0 million on its 2018 Revolver. During the thirty-nine weeks ended September 23, 2020, the Company paid down $13.2 million, net of borrowings of $52.5 million on its 2018 Revolver. During the thirteen and thirty-nine weeks ended September 25, 2019, the Company borrowed $16.0 million and $27.0 million, respectively, net of pay downs of $15.0 million during the thirty-nine week period, on the Company’s 2018 Revolver, primarily to fund settlement payments. There are no required principal payments prior to maturity for the 2018 Revolver. See “Subsequent Events” in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information regarding a $28.0 million pre-payment on the 2018 Revolver subsequent to September 23, 2020.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap was to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments was converted to a fixed rate of 1.31%, plus applicable margin, which is currently 1.5%. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with ASC 815 “Derivatives and Hedging.”

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive (loss) income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.

For the thirteen and thirty-nine weeks ended September 23, 2020, the swap was a highly effective cash flow hedge.

As of September 23, 2020, the estimated net loss included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.5 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the condensed consolidated balance sheets (in thousands):

	September 23, 2020		December 25, 2019
	Notional	Fair value	Notional	Fair value
Other assets - Interest rate swap	—	—	$40,000	$360
Other liabilities - Interest rate swap	$40,000	$1,328	—	—

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Interest expense on hedged portion of debt	$169	122	$810	122
Interest expense (income) on interest rate swap	114	(29)	156	(29)
Interest expense on debt and derivatives, net	$283	$93	$966	$93

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019 (in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
			Loss (Gain) Reclassified from				Loss (Gain) Reclassified from
	Net (Loss) Gain Recognized in OCI		AOCI into Interest expense		Net (Loss) Gain Recognized in OCI		AOCI into Interest expense
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Interest rate swap	$(36)	171	$114	(29)	$(1,791)	171	$156	(29)

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 23, 2020	December 25, 2019
Accrued sales and property taxes	$5,774	$4,665
Gift card liability	2,764	3,006
Accrued legal settlements and professional fees	562	16,901
Deferred franchise and development fees	534	705
Current portion of lease payment deferrals	2,277	—
Other	4,305	3,320
Total other accrued expenses and current liabilities	$16,216	$28,597

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 23, 2020	December 25, 2019
Deferred franchise and development fees	$4,893	$5,612
Derivative liability	1,288	—
Lease payment deferrals - net of current portion	378	—
Employer social security tax deferral	3,029	—
Other	184	67
Total other noncurrent liabilities	$9,772	$5,679

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

On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action. The court denied defendants’ motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors (the "SLC"). On February 13, 2019, after concluding its investigation, the SLC filed a motion to dismiss the Diep action. The SLC filed its investigative report under seal as an exhibit to the motion to dismiss. Following discovery related to the SLC’s motion, on September 25, 2020, the SLC filed its opening brief with the Delaware court in support of the motion to dismiss. Further briefing on the motion is ongoing.

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

During the thirteen and thirty-nine weeks ended September 23, 2020, the Company reached an agreement with the Plaintiffs to resolve the lawsuit for a payment by the Company of $2.5 million, which was recorded within operating expenses in the Company’s condensed consolidated statement of income for the thirty-nine weeks ended September 23, 2020. Additionally, during the thirteen and thirty-nine weeks ended September 23, 2020, the matter was formally resolved. On September 2, 2020, the California Court of Appeals entered an order, following a motion for stipulated reversal of the trial court’s judgment jointly filed by the parties, reversing the trial court’s judgment in the case and instructing the trial court to dismiss the matter with prejudice. On September 10, 2020, the trial court entered an order reversing its judgment and dismissing the case with prejudice. The settlement payment of $2.5 million has been made and the appeal bond has been released.

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

At September 23, 2020, the Company’s total estimated commitment to purchase chicken was $3.7 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of September 23, 2020, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.1 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 23, 2020 was $2.8 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Due to the current uncertainty related to the COVID-19 pandemic and the impact it has had on the ability of the Company’s franchisees to make their lease payments, the Company has recorded a $0.1 million liability in the Company’s condensed consolidated financial statements related to these contingent liabilities.

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

8. NET INCOME PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

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

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Numerator:
Net income	$9,920	$6,402	$19,019	$21,402
Denominator:
Weighted-average shares outstanding—basic	35,471,452	35,859,502	34,989,007	37,484,372
Weighted-average shares outstanding—diluted	36,064,559	36,397,368	35,609,320	38,173,097
Net income per share—basic	$0.28	$0.18	$0.54	$0.57
Net income per share—diluted	$0.28	$0.18	$0.53	$0.56
Anti-dilutive securities not considered in diluted EPS calculation	4,071	882,253	129,218	636,099

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Weighted-average shares outstanding—basic	35,471,452	35,859,502	34,989,007	37,484,372
Dilutive effect of stock options and restricted shares	593,107	537,866	620,313	688,725
Weighted-average shares outstanding—diluted	36,064,559	36,397,368	35,609,320	38,173,097

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 46.0% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s amended and restated certificate of incorporation or amended and restated by-laws, and the Company’s winding up and dissolution. The Company’s amended and restated certificate of incorporation provides that (i) so long as LLC beneficially owns, directly or indirectly, more than 40% of the Company’s common stock, any member of the Board of Directors or the entire Board of Directors may be removed from office at any time with or without cause by the affirmative vote of a majority of the Company’s common stock, and (ii) prior to the date the LLC ceases to beneficially own, directly or indirectly, 40% or more of the Company’s common stock, stockholders representing at least 40% of the Company’s common stock may call a special meeting of the Company’s stockholders.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 23, 2020 and December 25, 2019, the revenue allocated to loyalty points that have not been redeemed was $1.0 million and $1.1 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of September 23, 2020, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2020	2019	2020	2019
Core Market(1):
Company-operated restaurant revenue	$90,207	$90,277	$257,493	$264,391
Franchise revenue	3,660	3,696	10,376	11,369
Franchise advertising fee revenue	2,748	2,809	7,773	8,332
Total core market	$96,615	$96,782	$275,642	$284,092
Non-Core Market(2):
Company-operated restaurant revenue	$7,069	$8,775	$20,124	$31,950
Franchise revenue	4,121	3,577	11,186	10,266
Franchise advertising fee revenue	3,174	2,933	8,794	8,476
Total non-core market	$14,364	$15,285	$40,104	$50,692
Total revenue	$110,979	$112,067	$315,746	$334,784
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s Initial Public Offering ("IPO") on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Greater Los Angeles area market	71.2%	71.5%	71.5%	70.0%
Other markets	28.8%	28.5%	28.5%	30.0%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 23, 2020 and September 25, 2019 (in thousands):

December 25, 2019	$6,317
Revenue recognized - beginning balance	(900)
Additional contract liability	10
September 23, 2020	$5,427

December 26, 2018	$5,593
Revenue recognized - beginning balance	(283)
Additional contract liability	1,367
Revenue recognized - additional contract liability	(211)
September 25, 2019	$6,466

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of September 23, 2020 (in thousands):

Franchise revenues:
2020 (remaining)	$166
2021	490
2022	409
2023	395
2024	381
Thereafter	3,586
Total	$5,427

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

As of September 23, 2020, the Company had three leases that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and two equipment leases that are classified as finance leases.

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

During the thirteen and thirty-nine weeks ended September 23, 2020, the Company reassessed the lease terms on two and nine restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $0.3 million and $2.0 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, were recognized and will be amortized over the new lease term. During the thirteen and thirty-nine weeks ended September 25, 2019, the Company reassessed the lease terms on three and six restaurants, respectively, due to the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease or the decision to renew leases. This resulted in an additional $2.0 million and $3.3 million of ROU asset and lease liability for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, which will be recognized over the new lease term. The reassessments did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirty-nine weeks ended September 23, 2020, the Company determined that the carrying value of ROU assets at one restaurant was not recoverable. As a result, the Company recorded a $0.5 million non-cash impairment charge for the thirty-nine weeks ended September 23, 2020, related to one restaurant in Texas, sold to franchisees in the prior year. The Company did not recognize any impairment related to ROU assets during the thirteen and thirty-nine ended September 25, 2019. See “Impairment of Long-Lived Assets and ROU Assets” in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	September 23, 2020			September 25, 2019
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Interest on lease liabilities	$5	$—	$5	$9	$—	$9
Operating lease cost	6,502	297	6,799	6,534	313	6,847
Short-term lease cost	—	6	6	—	9	9
Variable lease cost	116	50	166	121	38	159
Sublease income	(883)	—	(883)	(722)	—	(722)
Total lease cost	$5,740	$353	$6,093	$5,942	$360	$6,302

	Thirty-Nine Weeks Ended
	September 23, 2020			September 25, 2019
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$—	$—	$—	$9	$—	$9
Interest on lease liabilities	16	—	16	24	—	24
Operating lease cost	19,577	911	20,488	19,721	967	20,688
Short-term lease cost	—	18	18	—	26	26
Variable lease cost	325	120	445	346	136	482
Sublease income	(2,424)	—	(2,424)	(1,623)	—	(1,623)
Total lease cost	$17,494	$1,049	$18,543	$18,477	$1,129	$19,606

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Lease cost – Occupancy and other operating expenses	$5,786	$6,015	$17,582	$18,675
Lease cost – General & administrative	114	116	344	348
Lease cost – Depreciation and amortization	5	—	16	9
Lease cost – Interest expense	—	9	—	24
Lease cost - Closed-store reserve	188	162	601	550
Total lease cost	$6,093	$6,302	$18,543	$19,606

During the thirty-nine weeks ended September 23, 2020 and September 25, 2019, the Company had the following cash and non-cash activities associated with its leases (in thousands):

	Thirty-Nine Weeks Ended September 23, 2020			Thirty-Nine Weeks Ended September 25, 2019
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$16,348	$928	$17,276	$18,819	$970	$19,789
Financing cash flows used for finance leases	$24	$2	$26	$61	$—	$61

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$3,180	$41	$3,221	8,832	36	8,868
Derecognition of ROU assets due to terminations, impairment or modifications	$(543)	$(26)	$(569)	—	—	—

Other Information
Weighted-average remaining lease term—finance leases	2.08	4.83		3.08	—
Weighted-average remaining lease term—operating leases	11.62	2.59		12.21	3.08
Weighted-average discount rate—finance leases	11.10%	1.68%		11.10%	—
Weighted-average discount rate—operating leases	4.31%	3.89%		4.40%	4.00%

Information regarding the Company’s minimum future lease obligations as of September 23, 2020 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 30, 2020	$16	$7,611	$693
December 29, 2021	66	28,901	2,887
December 28, 2022	57	26,112	3,284
December 27, 2023	11	23,763	3,318
December 25, 2024	11	21,469	3,203
Thereafter	6	142,716	27,265
Total	$167	$250,572	$40,650
Less: imputed interest (2.33% - 11.10%)	(23)	(47,972)
Present value of lease obligations	144	202,600
Less: current maturities	(50)	(19,847)
Noncurrent portion	$94	$182,753

Information regarding the Company’s minimum future lease obligations as of December 25, 2019 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 30, 2020	$54	$26,808	$2,754
December 29, 2021	54	25,978	2,887
December 28, 2022	45	24,871	3,284
December 27, 2023	—	22,309	3,318
December 25, 2024	—	19,751	3,203
Thereafter	—	139,454	27,265
Total	$153	$259,171	$42,711
Less: imputed interest (3.96% to 11.10%)	(36)	(45,273)
Present value of capital lease obligations	117	213,898
Less: current maturities	(34)	(16,406)
Noncurrent portion	$83	197,492

Short-Term Leases

The Company has multiple short-term leases, which have terms of less than 12 months, and thus were excluded from the recognition requirements of Topic 842. The Company has recognized these lease payments in its consolidated statements of operations on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments was incurred.

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

The Company received $0.1 million of lease income from company-owned locations for both the thirteen weeks ended September 23, 2020 and September 25, 2019. For both the thirty-nine weeks ended September 23, 2020 and September 25, 2019, the Company received $0.4 million of lease income from company-owned locations.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	the impacts of the novel coronavirus (COVID-19) pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees ability to maintain operations in their individual restaurants;
●	the adverse impact of economic conditions on our (i) operating results and financial condition, (ii) ability to comply with the terms and covenants of our debt agreements, and (iii) ability to pay or refinance our existing debt or to obtain additional financing;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	vulnerability to changes in consumer preferences and economic conditions;
●	vulnerability to conditions in the greater Los Angeles area;
●	vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	our ability to effectively identify and secure appropriate new sites for restaurants;
●	changes to food and supply costs, especially for chicken;
●	negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness, particularly avian flu;
●	dependence on frequent and timely deliveries of food and supplies and our dependence on a single supplier to distribute substantially all of our products to our restaurants;
●	our ability to service our level of indebtedness;
●	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy, and our limited control over our franchisees and potential liability for their acts;
●	the impact of any security breaches of confidential customer information in connection with our electronic process of credit and debit card transactions;
●	the impact of any failure of our information technology system or any breach of our network security;
●	ability to protect our name and logo and other proprietary intellectual property; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 25, 2019, under Item 1A, Risk Factors in our quarterly report on Form 10-Q for the quarter ended March 25, 2020 and under Item 1A, Risk Factors in our quarterly report on Form 10-Q for the quarter ended June 24, 2020, which such filings are available online at www.sec.gov, at www.elpolloloco.com or upon request from El Pollo Loco.

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

The COVID-19 pandemic has significantly disrupted our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of the Company’s sales are associated with dine-in service. In May 2020, the “stay at home” directive was temporarily modified in most areas in which the Company operates, allowing for the opening of lower-risk workplaces, including restaurants, but with restrictions such as limited capacity. However, in July a surge in the COVID-19 pandemic caused many state and local governments to re-implement certain additional restrictions to try and contain the spread of the virus. As of September 23, 2020 the majority of the Company’s restaurants were permitted to be open with limited capacity; however, while most of the Company’s markets outside of California have dining rooms open at a limited capacity, the majority of the Company’s restaurants in California are continuing to operate on a take-away, mobile pick-up and delivery basis, as well as maintaining drive-thru operations where available, in order to protect their employees and customers from the spread of the COVID-19 pandemic and to comply with the government mandates. Due to the impact of the COVID-19 pandemic, during the thirteen and thirty-nine weeks ended September 23, 2020, we temporarily closed 40 restaurants and 65 restaurants, respectively, of which all but three have reopened as of September 23, 2020. Similarly, during the thirteen and thirty-nine weeks ended September 23, 2020, franchisees temporarily closed 15 restaurants and 36 restaurants, respectively, of which all but three have reopened as of September 23, 2020. As of September 23, 2020, we have not permanently closed any restaurants due to the COVID-19 pandemic.

Below is a summary of other actions we have taken to enhance financial and operating flexibility for the Company and for our franchisees, and to protect our employees and customers:

●	As a precautionary measure, we initially bolstered our existing cash position by fully drawing down our $150 million 2018 Revolver, adding $34.5 million of cash to our balance sheet. However, subsequent to the initial drawdown, we paid down $57.7 million on our 2018 Revolver. See Note 4 to Item 1 above for further details regarding our current debt balances. Subsequent to September 23, 2020, we made an additional voluntary pre-payment of $28.0 million on the 2018 Revolver. Refer to “Subsequent Events” in Note 1 to Item 1 above.
●	We have temporarily suspended all share repurchase activity, significantly reduced capital spending, reevaluated essential support center general and administrative expenses, and fine-tuned our restaurant labor model based on indoor dining room restrictions, limited dining room capacity in restaurants located in geographies where indoor dining is permitted, dining room closures and fluctuating sales volume.
●	For our franchisees, we deferred 50% of their April royalties until July 1, 2020, when such royalties began to be repaid in even monthly installments over the remainder of fiscal 2020. In addition, we deferred 100% of our franchisees’ 2020 remodel and new restaurant build requirements until 2021. We also established a support team to assist franchisees in accessing funds and benefits provided by the CARES Act legislation.
●	For our employees, we continue to implement actions to help protect them from the coronavirus while working in our restaurants. These include implementing pre-shift health assessments, enhanced cleaning procedures in our restaurants, providing gloves and masks to all system restaurant employees, installing plexiglass shields at company restaurant cashier stations and initiating other social distancing measures. We are providing extended sick leave benefits to employees impacted by COVID-19, and we have granted two weeks paid leave for employees who are 65 or older.

●	We have shifted our marketing to highlight our free delivery program; our Family Meals as a healthier and affordable option; and our meaningful value platform. Additionally, we have added curbside pick-up, enabling customers to pick-up their orders from the safety of their own cars.
●	We delayed making April, May and June rent payments on the majority of our leased properties, and we have reached rent abatement and/or deferment agreements with our landlords for those properties.
●	We have taken advantage of provisions available under the CARES Act. Specifically, we have deferred payment of employer Social Security taxes that are otherwise owed for wage payments.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations has led to us considering the impact of the COVID-19 pandemic on our liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions to our operations from COVID-19 pandemic continue, they may have a material negative impact on our financial results, future operations and liquidity. The extent of such negative impact will depend, in part, on the longevity and severity of the COVID-19 pandemic.

Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on our consolidated financial condition, liquidity, and future results of operations is uncertain.

Growth Strategies and Outlook

As of September 23, 2020, we had 478 locations in six states. In fiscal 2019, we opened two new company-operated and two new franchised restaurants all in California. For the thirty-nine weeks ended September 23, 2020, one new company-operated restaurant was opened in Nevada, which was in process prior to the COVID-19 pandemic, and two franchised restaurants were opened, one in California and one in Arizona. As a result of the COVID-19 crisis, we have suspended company-operated new unit development until the timing of the economic recovery and our business improvement becomes more clear. In addition, we are allowing franchisees to defer their 2020 new unit development obligations until 2021. As a result, we do not expect to open any additional company-operated or franchised restaurant during the remainder of 2020.

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

Highlights and Trends

Comparable Restaurant Sales

System-wide, for the thirteen and thirty-nine weeks ended September 23, 2020, comparable restaurant sales increased by 1.8% and decreased by 3.2%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and thirty-nine weeks ended September 23, 2020 increased by 0.2% and decreased by 3.0%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an approximately 18.1% increase in average check size, partially offset by a decline in transactions of 15.2%, and the year-to-date change in comparable restaurant sales consisted of a 15.2% decline in transactions, partially offset by a 14.4% increase in average check size. For franchised restaurants, comparable restaurant sales increased 3.0% and decreased 3.3% for the thirteen and thirty-nine weeks ended September 23, 2020, respectively. Refer to Comparable Restaurant Sales definition in "Key Performance Indicators" section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 23, 2020, were as follows.

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 23, 2020	2019	2018	2017
Company-operated restaurant activity:
Beginning of period	195	213	212	201
Openings	1	2	8	16
Restaurant sale to franchisee	—	(16)	—	—
Closures	—	(4)	(7)	(5)
Restaurants at end of period	196	195	213	212
Franchised restaurant activity:
Beginning of period	287	271	265	259
Openings	2	2	9	7
Restaurant sale to franchisee	—	16	—	—
Closures	(7)	(2)	(3)	(1)
Restaurants at end of period	282	287	271	265
System-wide restaurant activity:
Beginning of period	482	484	477	460
Openings	3	4	17	23
Closures	(7)	(6)	(10)	(6)
Restaurants at end of period	478	482	484	477

Restaurant Remodeling

As of September 23, 2020, together with our franchisees, we had remodeled 34 company-operated and 45 franchised restaurants using our newest Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of September 23, 2020, including new builds and remodels, we had 120 restaurants open with the Vision design in our system. Remodeling is a use of cash and has implications for our net property and equipment owned and depreciation and amortization line items on our condensed consolidated balance sheets and consolidated statements of income, among others. The cost of our Vision design restaurant remodels varied depending on the scope of work required, but on average, the investment was $0.3 million to $0.4 million per restaurant. We believe that our Vision design remodeling program resulted in higher restaurant revenue and a strengthened brand. In addition, we are currently working on a new asset design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that this new design will deliver improved unit volumes and cash on cash returns in both existing and new markets. We also believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. If tests are successful, this new design will replace our “Vision” design, which was implemented in 2016. However, given the uncertainty surrounding the severity and longevity of the COVID-19 pandemic, as a precautionary measure we have significantly reduced capital spending in 2020 and plan to limit our remodels to two restaurants using the new design in the fourth quarter. We do not expect our franchisees to complete any remodels in 2020 as we have deferred their remodel requirements until 2021.

Loco Rewards

During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn points for each dollar spent and as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point’s terms.

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of both September 23, 2020 and December 25, 2019, the revenue allocated to loyalty points that have not been redeemed is $1.0 million and $1.1 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company had almost 2.0 million loyalty program members as of September 23, 2020.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 1 to our condensed consolidated financial statements included in Item 1 above.

Key Financial Definitions

Revenue

Our revenue is derived from three primary sources: company-operated restaurant revenue, franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and franchise advertising fee revenue. See Note 10 to Item 1 above for further details regarding our revenue recognition policy.

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

When the Company closes a restaurant, it will evaluate the right-of-use (“ROU”) asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense, in addition to property tax and common area maintenance ("CAM") charges for closed restaurants.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized at cost over the life of the related debt.

Provision for Income Taxes

Provision for income taxes consists of federal and state taxes on our income.

Comparison of Results of Income

Our operating results for the thirteen weeks ended September 23, 2020 and September 25, 2019 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	September 23, 2020		September 25, 2019		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$97,276	87.7	$99,052	88.4	$(1,776)	(1.8)
Franchise revenue	7,781	7.0	7,273	6.5	508	7.0
Franchise advertising fee revenue	5,922	5.3	5,742	5.1	180	3.1
Total revenue	110,979	100.0	112,067	100.0	(1,088)	(1.0)
Cost of operations
Food and paper costs (1)	24,922	25.6	27,512	27.8	(2,590)	(9.4)
Labor and related expenses (1)	28,756	29.6	29,292	29.6	(536)	(1.8)
Occupancy and other operating expenses (1)	23,836	24.5	23,844	24.1	(8)	(0.0)
Gain on recovery of insurance proceeds, lost profits (1)	(2,000)	(2.1)	—	—	(2,000)	N/A
Company restaurant expenses (1)	75,514	77.6	80,648	81.4	(5,134)	(6.4)
General and administrative expenses	9,803	8.8	9,539	8.5	264	2.8
Franchise expenses	7,572	6.8	7,006	6.3	566	8.1
Depreciation and amortization	4,092	3.7	4,343	3.9	(251)	(5.8)
Loss on disposal of assets	29	0.0	35	0.0	(6)	(17.1)
Impairment and closed-store reserves	1,776	1.6	367	0.3	1,409	383.9
Loss on disposition of restaurants	—	—	11	0.0	(11)	(100.0)
Total expenses	98,786	89.0	101,949	91.0	(3,163)	(3.1)
Income from operations	12,193	11.0	10,118	9.0	2,075	20.5
Interest expense, net of interest income	770	0.7	973	0.9	(203)	(20.9)
Income tax receivable agreement income	(144)	(0.1)	(197)	(0.2)	53	(26.9)
Income before provision for income taxes	11,567	10.4	9,342	8.3	2,225	23.8
Provision for income taxes	1,647	1.5	2,940	2.6	(1,293)	(44.0)
Net income	$9,920	8.9	$6,402	5.7	$3,518	55.0
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 23, 2020 and September 25, 2019 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 23, 2020		September 25, 2019		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$277,617	87.9	$296,341	88.5	$(18,724)	(6.3)
Franchise revenue	21,562	6.8	21,635	6.5	(73)	(0.3)
Franchise advertising fee revenue	16,567	5.2	16,808	5.0	(241)	(1.4)
Total revenue	315,746	100.0	334,784	100.0	(19,038)	(5.7)
Cost of operations
Food and paper costs(1)	73,357	26.4	82,550	27.9	(9,193)	(11.1)
Labor and related expenses(1)	83,208	30.0	88,140	29.7	(4,932)	(5.6)
Occupancy and other operating expenses(1)	67,867	24.4	70,103	23.7	(2,236)	(3.2)
Gain on recovery of insurance proceeds, lost profits(1)	(2,000)	(0.7)	—	—	(2,000)	N/A
Company restaurant expenses(1)	222,432	80.1	240,793	81.3	(18,361)	(7.6)
General and administrative expenses	29,599	9.4	30,235	9.0	(636)	(2.1)
Franchise expenses	21,110	6.7	20,692	6.2	418	2.0
Depreciation and amortization	12,629	4.0	13,558	4.0	(929)	(6.9)
Loss on disposal of assets	156	0.0	213	0.1	(57)	(26.8)
Recovery of securities lawsuits related legal expenses and other insurance claims	(123)	(0.0)	(10,000)	(3.0)	9,877	(98.8)
Impairment and closed-store reserves	4,615	1.5	1,241	0.4	3,374	271.9
Loss on disposition of restaurants	—	—	5,062	1.5	(5,062)	(100.0)
Total expenses	290,418	92.0	301,794	90.1	(11,376)	(3.8)
Income from operations	25,328	8.0	32,990	9.9	(7,662)	(23.2)
Interest expense, net of interest income	2,583	0.8	2,754	0.8	(171)	(6.2)
Income tax receivable agreement expense (income)	26	0.0	(120)	—	146	(121.7)
Income before provision for income taxes	22,719	7.2	30,356	9.1	(7,637)	(25.2)
Provision for income taxes	3,700	1.2	8,954	2.7	(5,254)	(58.7)
Net income	$19,019	6.0	$21,402	6.4	$(2,383)	(11.1)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue decreased $1.8 million, or 1.8%, from the comparable period in the prior year. The decline in company-operated restaurant sales was primarily due to a decrease in company-operated restaurant revenue of $1.9 million from the closure of two restaurants and the five company-operated restaurants sold by the Company to franchisees during or subsequent to the third quarter of 2019, a $0.6 million decrease due to temporary restaurant closures due to the COVID-19 pandemic and a $0.2 million decrease in revenue recognized for our loyalty points program. This company-operated restaurant sales decrease was partially offset by an increase of $0.7 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and an increase of $0.2 million due to a 0.2% increase in company-operated comparable restaurant sales. The company-operated comparable restaurant sales increase consisted of an approximately 18.1% increase in average check size, partially offset by a decline in transactions of 15.2%. It is uncertain whether the increase in average check size will persist once the pandemic ends.

Year-to-date, company-operated restaurant revenue decreased $18.7 million, or 6.3%, from the comparable period in the prior year. The decline in company-operated restaurant sales was primarily due to a $11.3 million decrease in revenue from the closure of four restaurants and the 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the first quarter of 2019, a decrease in company-operated restaurant revenue of $8.5 million due to a 3.0% decrease in company-operated comparable restaurant sales, which we believe was primarily related to the impact of the COVID-19 pandemic, and a $1.0 million decrease due to temporary restaurant closures due to the COVID-19 pandemic. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business. This company-operated restaurant sales decrease was partially offset by an increase of $2.1 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 15.2%, partially offset by a 14.4% increase in average check size. It is uncertain whether the increase in average check size will persist once the pandemic ends.

Franchise Revenue

For the quarter, franchise revenue increased $0.5 million, or 7.0%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 3.0%, the opening of two new franchised restaurants and revenue generated from five company-operated restaurants sold by the Company to franchisees during or subsequent to the third quarter of 2019, and revenue recognized related to franchise development agreements. This franchise revenue increase was partially offset by the closure of nine franchise locations during or subsequent to the third quarter of 2019.

Year-to-date, franchise revenue decreased less than $0.1 million, or 0.3%, from the comparable period in the prior year. This decrease was primarily due to a franchise comparable restaurant sales decrease of 3.3%, which we believe was primarily due to the COVID-19 pandemic, the closure of nine franchise locations during or subsequent to the first quarter of 2019 and a decrease in fees received from franchised restaurants related to their use of our point-of-sales system. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business. This franchise revenue decrease was almost fully offset by the opening of four new franchised restaurants and revenue generated from 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the first quarter of 2019.

Franchise Advertising Fee Revenue

For the quarter, franchise advertising fee revenue increased $0.2 million, or 3.1%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue decreased $0.2 million, or 1.4%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, both the quarter and year-to-date fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter, food and paper costs decreased $2.6 million, or 9.4%, from the comparable period in the prior year, primarily due to a $2.5 million decrease in food costs and a $0.1 million decrease in paper costs. Year-to-date, food and paper costs decreased $9.2 million, or 11.1%, from the comparable period in the prior year, due to a $8.1 million decrease in food costs and a $1.1 million decrease in paper costs. The decrease in food and paper costs, for the quarter and year-to-date periods, resulted primarily from lower company transactions, due to the COVID-19 pandemic, lower food waste and a vendor rebate received. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 25.6%, down from 27.8% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 26.4%, down from 27.9% in the comparable period of the prior year. The percentage decrease for the quarter and year-to-date periods was due primarily to an increase in pricing, lower food usage, effective waste management and favorable sales mix, partially offset by commodity inflation.

Labor and Related Expenses

For the quarter, labor and related expenses decreased $0.5 million, or 1.8%, from the comparable period in the prior year. Year-to-date, labor and related expenses decreased $4.9 million, or 5.6%, from the comparable period in the prior year. The decrease for the quarter and year-to-date periods was due primarily to a reduction in labor by restaurants closed or sold to franchisees, adjustments to the labor model based on dining room closures, operating hours and lower sales volumes and lower group insurance and workers compensation expense due to decreased claims activity. These decreases were partially offset by higher wages primarily due to minimum wage increases in California during fiscal 2019 and 2020, and labor costs associated with the COVID-19 pandemic.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 29.6%, consistent with the comparable period in the prior year. This percentage was impacted by wage increases in California and labor costs associated with the COVID-19 pandemic, offset by an increase in pricing and labor efficiencies. Year-to-date payroll and benefit expenses as a percentage of company-operated restaurant revenue were 30.0%, up from 29.7% in the comparable period in the prior year. The increase for the year-to-date period was due primarily to sales deleverage, wage increases in California, and labor costs associated with the COVID-19 pandemic. Partially offsetting these increases were the positive impacts of an increase in pricing and labor efficiencies.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses was flat from the comparable period of the prior year. Fluctuations in occupancy and other expenses consisted primarily of a $0.6 million increase in customer order delivery fees payable to third parties due to an increase in delivery orders and a $0.2 million increase in other operating expenses. These increases were offset by a $0.3 million decrease in utilities costs, a $0.2 million decrease in occupancy costs, primarily related to a reduction in rent expense from restaurants closed or sold to franchisees, and a decrease in other operating expenses of $0.3 million. Year-to-date, occupancy and other operating expenses decreased $2.2 million, or 3.2%, from the comparable period of the prior year. The decrease was primarily due to a $1.0 million decrease in repair and maintenance costs, a $1.0 million decrease in utilities costs, a $0.9 million decrease in occupancy costs, primarily related to a reduction in rent expense from restaurants closed or sold to franchisees, a $0.8 million decrease in advertising expenses, a $0.4 million decrease in credit card fees primarily related to a decrease in rates and transactions and a $0.1 million decrease in other operating expenses. These decreases were partially offset by a $2.0 million increase in customer order delivery fees payable to third parties due to an increase in delivery orders.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.5% up from 24.1% in the comparable period in the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.4%, up from 23.7% in the comparable period of the prior year. The increases for the quarter and year-to-date periods resulted primarily from the increases noted above and sales deleverage.

Gain on Recovery of Insurance Proceeds, Lost Profits

During the thirteen and thirty-nine weeks ended September 23, 2020, we received business interruption insurance proceeds of $2.0 million, primarily related to restaurant sales losses and expenses related to the COVID-19 pandemic and resulting dining room closures.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $0.3 million, or 2.8%, from the comparable period in the prior year. The increase for the quarter was due primarily to a $0.8 million increase in labor related costs, primarily related to an increase in management bonus expense, and a $0.4 million increase in stock compensation expenses. This increase was partially offset by a $0.4 million decrease in legal expenses, a $0.2 million decrease in restaurant pre-opening costs, a $0.2 million decrease in recruiting costs and a $0.1 million decrease in other general and administrative expenses. Year-to-date, general and administrative expenses decreased $0.6 million, or 2.1%, from the comparable period in the prior year. The decrease for the year-to-date period was due primarily to a $0.6 million decrease in labor related costs, largely related to a decrease in management bonus expense, decrease in severance expense and lower group insurance costs. Additionally, there was a $0.1 million decrease in legal expenses related primarily to a decrease in securities class action litigation costs, partially offset by a $2.5 million legal settlement related to the resolution of the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights. These decreases were partially offset by a $0.1 million increase in other general and administrative expenses.

For the quarter, general and administrative expenses as a percentage of total revenue were 8.8%, up from 8.5% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 9.4%, up from 9.0% in the comparable period of the prior year. The percentage increase for the quarter and year-to-date periods resulted primarily from the decline in revenue, as well as the cost increases discussed above.

Recovery of Securities Class Action Legal Expenses and Other Insurance Claims

During the thirty-nine weeks ended September 23, 2020, we received insurance proceeds of $0.1 million related to a property claim. During the thirty-nine weeks ended September 25, 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. See Note 7, “Commitments and Contingencies, Legal Matters.”

Loss on Disposition of Restaurants

During the thirteen and thirty-nine weeks ended September 25, 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. We determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties and lease payments. We also considered the future lease payments in allocating the initial cash consideration received. The cash consideration per restaurant for franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. We initially defer and subsequently recognize the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.

These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the thirty-nine weeks ended September 25, 2019. These restaurants are included in the total number of franchised El Pollo Loco restaurants.

Impairment and Closed-Store Reserves

During the thirteen and thirty-nine weeks ended September 23, 2020, we recognized a $1.5 million and $3.5 million non-cash impairment charge, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. During the thirteen and thirty-nine weeks ended September 25, 2019, we recorded a non-cash impairment charge of $0.1 million and $0.3 million, respectively, primarily related to the carrying value of the assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen and thirty-nine weeks ended September 23, 2020, we recognized $0.3 million and $1.1 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirty-nine weeks ended September 25, 2019, we closed one restaurant in California and one restaurant in Texas and recognized $0.3 million and $1.0 million of closed-store reserve expense for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For each of the quarter and year-to-date periods, interest expense, net, decreased $0.2 million from the comparable period in the prior year. The decrease is primarily related to lower interest rates and lower outstanding balances on our 2018 Revolver.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 23, 2020, we recorded income tax receivable agreement income of $0.1 million and income tax receivable expense of less than $0.1 million, respectively, and for the thirteen and thirty-nine weeks ended September 25, 2019 we recorded income tax receivable agreement income of $0.2 million and $0.1 million, respectively.

Provision for Income Taxes

For the quarter ended September 23, 2020, we recorded an income tax provision of $1.6 million, reflecting an estimated effective tax rate of 14.2%. For the quarter ended September 25, 2019, we recorded an income tax provision of $2.9 million, reflecting an estimated effective tax rate of approximately 31.5%. Year-to-date ended September 23, 2020, we recorded an income tax provision of $3.7 million, reflecting an estimated effective tax rate of approximately 16.3%. Year-to-date ended September 25, 2019, we recorded an income tax provision of $9.0 million, reflecting an estimated effective tax rate of approximately 29.5%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 16.3% for the year-to-date ended September 23, 2020 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the change in valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction, non-deductible executive compensation, changes to total expected TRA payments due to changes in future forecasted taxable income and windfall tax benefit related to stock options exercised, recorded as a discrete item during the thirteen and thirty-nine weeks ended September 23, 2020.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 23, 2020 and September 25, 2019, there were 468 and 462 comparable restaurants, 191 and 198 company-operated restaurants and 277 and 264 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Restaurant contribution:
Income from operations	$12,193	$10,118	$25,328	$32,990
Add (less):
General and administrative expenses	9,803	9,539	29,599	30,235
Franchise expenses	7,572	7,006	21,110	20,692
Depreciation and amortization	4,092	4,343	12,629	13,558
Loss on disposal of assets	29	35	156	213
Franchise revenue	(7,781)	(7,273)	(21,562)	(21,635)
Franchise advertising fee revenue	(5,922)	(5,742)	(16,567)	(16,808)
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	(123)	(10,000)
Impairment and closed-store reserves	1,776	367	4,615	1,241
Loss on sale of restaurants	—	11	—	5,062
Restaurant contribution	$21,762	$18,404	$55,185	$55,548

Company-operated restaurant revenue:
Total revenue	$110,979	$112,067	$315,746	$334,784
Less:
Franchise revenue	(7,781)	(7,273)	(21,562)	(21,635)
Franchise advertising fee revenue	(5,922)	(5,742)	(16,567)	(16,808)
Company-operated restaurant revenue	$97,276	$99,052	$277,617	$296,341

Restaurant contribution margin (%)	22.4%	18.6%	19.9%	18.7%

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

The following table sets forth reconciliations of EBITDA and Adjusted EBITDA to our net income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 23, 2020	September 25, 2019	September 23, 2020	September 25, 2019
Net income	$9,920	$6,402	$19,019	$21,402
Non-GAAP adjustments:
Provision for income taxes	1,647	2,940	3,700	8,954
Interest expense, net of interest income	770	973	2,583	2,754
Depreciation and amortization	4,092	4,343	12,629	13,558
EBITDA	$16,429	$14,658	$37,931	$46,668
Stock-based compensation expense (a)	909	668	2,170	1,797
Loss on disposal of assets (b)	29	35	156	213
Recovery of securities lawsuits related legal expense and other insurance claims (c)	—	—	(123)	(10,000)
Impairment and closed-store reserves (d)	1,776	367	4,615	1,241
Loss on disposition of restaurants (e)	—	11	—	5,062
Income tax receivable agreement (income) expense (f)	(144)	(197)	26	(120)
Securities class action legal expense (g)	289	179	527	2,809
Legal settlements (h)	—	—	2,566	—
Pre-opening costs (i)	—	158	110	193
Executive transition costs (j)	—	51	—	151
Adjusted EBITDA	$19,288	$15,930	$47,978	$48,014
(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	During thirty-nine weeks ended September 23, 2020, we received insurance proceeds of $0.1 million related to a property claim. During the thirteen and thirty-nine weeks ended September 25, 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. See Note 7, “Commitments and Contingencies, Legal Matters.”
(d)	Includes costs related to impairment of long-lived assets and closing restaurants. During the thirteen and thirty-nine weeks ended September 23, 2020, we recognized $1.5 million and a $3.5 million, respectively, non-cash impairment charge, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. During the thirteen and thirty-nine weeks ended September 25, 2019, we recorded a non-cash impairment charge of $0.1 million and $0.3 million, respectively, primarily related to the carrying value of the assets of one restaurant in California. Given the difficulty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen and thirty-nine weeks ended September 23, 2020, we recognized $0.3 million and $1.1 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirty-nine weeks ended September 25, 2019, we closed one restaurant in California and one restaurant in Texas, and recognized $0.3 million and $1.0 million of closed-store reserve expense for the thirteen and thirty-nine weeks ended September 25, 2019, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(e)	During the thirteen and thirty-nine weeks ended September 25, 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $0.9 million and $5.1 million for the thirteen and thirty-nine weeks ended September 25, 2019, respectively. These restaurants are now included in our franchised restaurant totals.
(f)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 23, 2020 and September 25, 2019, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(g)	Consists of costs related to the defense of securities lawsuits. See Note 7, “Commitments and Contingencies, Legal Matters."
(h)	Includes an expense related to resolution of the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights, as well as amounts incurred related to the payment of the final settlement amounts for consolidated wage and hour class action lawsuits resolved in prior quarters.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.
(j)	Includes costs associated with the transition of our CEO, such as CEO sign-on bonus.

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

The following table presents summary cash flow information for the periods indicated.

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 23, 2020	September 25, 2019
Net cash provided by (used in)
Operating activities	$33,519	$31,895
Investing activities	(4,349)	(6,078)
Financing activities	(7,711)	(20,717)
Net increase in cash	$21,459	$5,100

Operating Activities

For the thirty-nine weeks ended September 23, 2020, net cash provided by operating activities increased by approximately $1.6 million from the comparable period of the prior year. This increase was due primarily to favorable working capital fluctuations, partially offset by a decline in profitability after non-cash items for the thirty-nine weeks ended September 23, 2020 compared to the prior year, which we believe related to the COVID-19 pandemic.

Investing Activities

For the thirty-nine weeks ended September 23, 2020, net cash used in investing activities decreased by $1.7 million from the comparable period of the prior year. This was due primarily to purchases of property and equipment of $4.3 million in the thirty-nine weeks ended September 23, 2020 compared to $10.8 million in the thirty-nine weeks ended September 25, 2019. This was partially offset by cash proceeds of $4.8 million received during the thirty-nine weeks ended September 25, 2019 related to the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee.

Given the uncertainty surrounding the severity and longevity of the COVID-19 pandemic, as a precautionary measure we have significantly reduced capital spending.

Financing Activities

For the thirty-nine weeks ended September 23, 2020, net cash used in financing activities decreased by $13.0 million from the comparable period of the prior year. This decrease was due primarily to $47.4 million of cash outflow related to stock buybacks during the thirty-nine weeks ended September 25, 2019 and $5.8 million of proceeds received from the issuance of common stock upon exercise of stock options during the thirty-nine weeks ended September 23, 2020. This was partially offset by $13.2 million of net pay downs on the 2018 Revolver during the thirty-nine weeks ended September 23, 2020, compared to net borrowings of $27.0 million for the thirty-nine weeks ended September 25, 2019.

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

Under the 2018 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2018 Revolver.

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.67% to 1.68% and 1.67% to 3.29% for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, and 3.65% to 3.90% and 3.65% to 6.00% for the thirteen and thirty-nine weeks ended September 25, 2019, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 23, 2020. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a resurgence of the COVID-19 outbreak after the initial outbreak subside, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to comply with certain financial covenants required in our 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At September 23, 2020, $8.4 million of letters of credit and $83.8 million of borrowings were outstanding under the 2018 Revolver. There were $57.8 million remaining borrowings available under the 2018 Revolver at September 23, 2020. Subsequent to September 23, 2020, the Company made a voluntary $28.0 million pre-payment on its 2018 Revolver. As of October 30, 2020, the Company had $55.8 million in outstanding borrowings under the 2018 Revolver and $85.8 million in borrowing availability.

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

Contractual Obligations

Our contractual obligations outstanding on September 23, 2020 have not changed materially since those disclosed under “Debt and Other Obligations – Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 25, 2019 other than (i) the impact of our delay in making April, May and June rent payments on the majority of our leased properties as discussed under to COVID-19 Impact in the "Overview" section above and (ii) subsequent borrowings and pre-payments under our 2018 Revolver as disclosed under Note 4, “Long-Term Debt” in Item 1 above. . Our contractual commitments relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.

Off-Balance Sheet and Other Arrangements

As of September 23, 2020 and December 25, 2019, we were using $8.4 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in the interest rate on our debt, which bears interest, at our option, at rates based on LIBOR or a base rate, plus, for each rate, a margin determined in accordance with the terms of the 2018 Credit Agreement. For LIBOR loans, the margin is in the range of 1.25% and 2.25%. As of September 23, 2020, we had outstanding borrowings of $83.8 million under our 2018 Revolver, $8.4 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, there is currently uncertainty around whether LIBOR will continue to exist after 2021. If LIBOR ceases to exist, we may need to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps described below, we effectively had $43.8 million of long-term debt subject to variations in interest rates as of September 23, 2020 and a one percent increase in the variable rate of interest would increase annual interest expense by $0.4 million.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 23, 2020.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 23, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 7. “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Condensed Consolidated Financial Statements" in this Quarterly Report, which information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 25, 2019 filed with the SEC on March 6, 2020, our quarterly report on Form 10-Q for the quarter ended March 25, 2020 filed with the SEC on May 1, 2020, and our Form 10-Q for the quarter ended June 24, 2020 filed with the SEC on July 31, 2020.

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

El Pollo Loco Holdings, Inc.
(Registrant)

October 30, 2020	/s/ Bernard Acoca
Date	Bernard Acoca
President and Chief Executive Officer
(duly authorized officer)
October 30, 2020	/s/ Laurance Roberts
Date	Laurance Roberts
Chief Financial Officer
(principal financial officer)