Form 10-K
period 2020-12-30
El Pollo Loco Holdings, Inc.
filed 2021-03-15
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36556

EL POLLO LOCO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3563182
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

3535 Harbor Blvd., Suite 100, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 599-5000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LOCO	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 24, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $269 million, deeming purely for purposes of this calculation all directors and executive officers and Trimaran Pollo Partners, L.L.C. to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 5, 2021, there were 36,460,083 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2021 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2020 fiscal year.

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

PART I

Unless otherwise specified in this Annual Report on Form 10-K (“Annual Report”), or the context otherwise requires, terms “El Pollo Loco,” “the Company,” “our company,” “we,” “us,” and “our” mean El Pollo Loco Holdings, Inc. (“Holdings”), together with its subsidiaries.

ITEM 1.BUSINESS

Our Company

El Pollo Loco is Spanish for “The Crazy Chicken.” We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 479 restaurants, comprised of 196 company-operated and 283 franchised restaurants as of December 30, 2020. Our restaurants are located in California, Arizona, Nevada, Texas, Utah and Louisiana. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, a combination that we call “LA-Mex.” Our distinctive menu features our signature product, citrus-marinated fire-grilled chicken, as well as a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with better for you and more affordable healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants. Financial information about our operations, including our revenues and expenses for fiscal 2020, 2019 and 2018, and our total assets as of the end of fiscal 2020 and 2019, is included in our “Audited Consolidated Financial Statements” and accompanying “Notes to Consolidated Financial Statements” in this Annual Report. See “Item 8. Financial Statements and Supplementary Data.”

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

The COVID-19 pandemic has significantly disrupted our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of our sales are associated with dine-in service. Many state and local governments continue to implement certain restrictions to try and contain the spread of the virus. As of December 30, 2020, the majority of our restaurants in markets outside of California have dining rooms open at a limited capacity, while the majority of our restaurants in California are continuing to operate on a take-away, mobile pick-up and delivery basis, as well as maintaining drive-thru operations where available to comply with the government mandates. Additionally, the Los Angeles market was heavily impacted by a spike in COVID-19 cases near the end of fiscal 2020. Due to our high concentration in this market, we were disproportionately impacted by this spike. Due to the impact of the COVID-19 pandemic, during the year ended December 30, 2020, we temporarily closed 154 restaurants, of which all but seven have reopened as of December 30, 2020. Similarly, during the year ended December 30, 2020, our franchisees temporarily closed 69 restaurants, of which all but three have reopened as of December 30, 2020. These closures typically lasted from one to three days. For both franchise-operated and company-operated restaurants, this represents total closures and may include more than one closure for the same restaurant. As of December 30, 2020, we had not permanently closed any restaurants due to the COVID-19 pandemic.

Below is a summary of other actions we have taken to enhance financial and operating flexibility for the Company and for our franchisees, and to protect our employees and customers:

●	As a precautionary measure, we initially bolstered our existing cash position by fully drawing down our $150 million 2018 Revolver (as defined below), adding $34.5 million of cash to our balance sheet. However, subsequent to the initial drawdown, we paid down $78.7 million, net of additional borrowings, on our 2018 Revolver. See Note 6 “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our current debt balances.
●	We temporarily suspended all share repurchase activity, significantly reduced capital spending, reevaluated essential support center general and administrative expenses, and fine-tuned our restaurant labor model based on indoor dining room restrictions, limited dining room capacity in restaurants located in geographies where indoor dining is permitted, dining room closures and fluctuating sales volume.
●	For our franchisees, we deferred 50% of their April royalties until July 1, 2020, when such royalties began to be repaid in even monthly installments over the remainder of fiscal 2020. As of December 30, 2020, all deferred royalty balances have been repaid. In addition, we deferred 100% of our franchisees’ 2020 remodel and new restaurant build requirements until the beginning of 2021. We also established a support team to assist franchisees in accessing funds and benefits provided by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020.
●	For our employees, we continue to implement actions to help protect them from the coronavirus while working in our restaurants. These include implementing pre-shift health assessments, enhanced cleaning procedures in our restaurants, providing gloves and masks to all system restaurant employees, installing plexiglass shields at company restaurant cashier stations and initiating other social distancing measures. We are providing extended sick leave benefits to employees impacted by COVID-19, and we initially granted two weeks paid leave for employees who are 65 or older.
●	We have shifted our marketing to highlight our free delivery program; our Family Meals as a better for you and more affordable option; and our meaningful value platform. Additionally, we have added curbside pick-up, enabling customers to pick-up their orders from the safety of their own cars.
●	We delayed making April, May and June rent payments on the majority of our leased properties, and we have reached rent abatement and/or deferment agreements with our landlords for those properties.
●	We have taken advantage of provisions available under the CARES Act. Specifically, we have deferred payment of employer Social Security taxes that are otherwise owed for wage payments.

During fiscal 2020, we incurred $4.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. We are continually evaluating the impact of the global crisis on our financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations has led to us considering the impact of the COVID-19 pandemic on our liquidity, debt covenant compliance, and recoverability of long-lived and right-of-use (“ROU”) assets, goodwill and intangible assets, among others. If these disruptions to our operations from the COVID-19 pandemic continue or worsen, they may have a material negative impact on our financial results, future operations and liquidity. The extent of such negative impact will depend, in part, on the longevity and severity of the COVID-19 pandemic, including the severity and transmission rates of COVID-19 variants, resurgences of COVID-19 that may continue to occur, the availability, distribution and efficacy of COVID-19 vaccines and how quickly and to what extent normal economic and operating conditions improve.

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

Our Industry

The restaurant industry is divided into two segments: full service and limited service. We operate within the broader LSR segment, and we strive to offer the food and dining experience of a fast-casual restaurant and the speed, value, and convenience of a quick-service restaurant (“QSR”). We strive to offer menu options that are made with fresh ingredients and provide a better for you alternative to typical fast food, which are also inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Differentiated Restaurant Concept with Broad Appeal. We believe that our food, which combines the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, served in contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of our core Hispanic family market and appeal to the broader general market who seek convenient and high-quality meals at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated, fire-grilled chicken and Mexican-inspired entrees containing distinctive ingredients such as avocados, mangos, organic greens and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast-casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and allow our customers the option to create their favorite flavor profiles using our freshly-prepared salsas before they enjoy their meals in our dining rooms or take their meals to go from the counter or the drive-thru. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained Grill Masters, provides a layer of competitive insulation around our restaurant model. We believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast-casual and QSR segments. We seek to position ourselves as a differentiated restaurant concept, which we believe sources traffic from both dining segments and, as a result, we expect it to drive transaction growth in the future.

Mexican-Inspired, Fresh-Made Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and entrees inspired by Mexico and LA. With menu items such as our signature individual chicken meals, family dinners, Chicken Tostada Salad, Pollo Bowl®, Chicken Avocado Burrito, and Double Chicken Avocado Salad, we believe that we offer our customers a better for you alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are prepared in-restaurant using fresh ingredients, including our bone-in chicken and chicken breast filets, rice, salsas, and cilantro dressing. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken to order. Our team members create our salsas, and cilantro dressings with fresh tomatoes, avocados, serrano peppers, and cilantro. In addition, our rice is seasoned, and simmered in our restaurants throughout each day.

Our bone-in chicken meals and Mexican-inspired entrees accounted for 46% and 47% of our company-operated restaurant sales, respectively, in both 2020 and 2019, and 46% and 54%, respectively, in 2018. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, enabling us to generate sales split almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a better for you and more convenient alternative for families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In 2020, approximately 31% of our company-operated sales were generated from family-sized meals, compared to 28% in both 2019 and 2018.

Operations Infrastructure that Allows for Real-Time Control, Fast Feedback, and Innovation. We believe that satisfying our customers’ dining needs is the foundation for our business, and we have an operations platform that allows us to measure our performance in meeting and exceeding those needs. We utilize an operations dashboard that aggregates real-time, restaurant-level information for many aspects of our business. The dashboard provides corporate and field management, as well as restaurant-level operators, with insight into how we are performing from the customer’s perspective. In addition, all company operated restaurants utilize digital “communication boards”, which communicate sales, cost and consumer data in real time to our restaurant managers.

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We seek to position ourselves as a differentiated LSR business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast-casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In 2020, our company-operated restaurants generated average annual sales per restaurant of approximately $1.9 million and restaurant-level contribution margins of 18.8%.

Experienced Leadership. Most of our senior management team has extensive operating experience in the restaurant industry. Members of the senior leadership team include Bernard Acoca as our President and Chief Executive Officer (“CEO”), Larry Roberts as our Chief Financial Officer, Miguel Lozano as our Chief Operating Officer, Jennifer Jaffe as our Chief People Officer, and Brian Carmichall as our Chief Development Officer.

Our Growth Strategy

We believe that we are well-positioned for sales growth because of our strong appeal to our core Hispanic family market, appeal to the broader general market, disciplined business model, and strong unit economics. Through 2019, our system experienced annual comparable restaurant sales growth for eight consecutive years. Our system comparable restaurant sales in fiscal 2020 declined 2.4%, which we believe was largely attributable to the COVID-19 pandemic. We plan to continue to expand our business, drive restaurant sales growth and increase company profits by executing our Transformation Agenda, which consists of the following four key strategies:

Develop a People-first Culture – Invest in and Grow our Talent. We believe that success in the restaurant industry is highly correlated with employee engagement, which is dependent upon hiring, retaining, developing and motivating employees. We continue to build a culture centered around our mission, which is to “Feed the Love that Makes Us All Feel Like Family” and “Heart-Centered Leadership,” which is predicated on servant-led leadership, employee recognition and community involvement. We believe that executing on our mission will result in a better and more meaningful work experience for our employees. For example, in 2019 we implemented a food donation program with Food Donation Connection, donated 75,000 tacos as part of our “Buy One, Feed Many” initiative, and celebrated Caesar Chavez Day by recruiting 500 company employees, franchisees and customers to refresh a high school located in south Los Angeles. In 2020, we provided funds to 13 Latina owned businesses that were heavily impacted by the COVID-19 pandemic. We also continue to invest in leadership training to ensure that our managers have the tools they need to be effective leaders and motivating coaches. We believe that our focus on culture and leadership will result in highly engaged and motivated employees, which will lead to a better experience for our customers.

Differentiate the Brand – Accentuate our Strengths and Build Upon Them. We believe that we are uniquely positioned within the LSR restaurant space. We will continue to adapt our menu to create family-sized dinner options and lunch entrees that complement our signature fire-grilled chicken, and are inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles. We believe that we have opportunities for menu innovation as we look to increase customer frequency and target the dinner segment. In addition, we will continue to tap into the need for healthier offerings by building on the success of our fire-grilled chicken and “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the convenience and value that our customers have come to expect.

We engage customers through our seasonal product calendar, which features new, unique limited time offers and variations of menu items like our Chicken Tostada Salads and Stuffed Burritos. Our key points of differentiation are communicated through our advertising campaign, which highlights the brand’s authenticity, better for you menu options and dedication to high-quality ingredients. We tailor our message from television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program and social media platform where we engage in more personalized marketing.

We believe that investing in consumer-facing technology is critical to further differentiating our brand and reaching customers for whom convenience and value are key decision factors. During the second quarter of 2017, we introduced a new Loyalty Reward program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more each month. As of December 30, 2020, there were 2.1 million members in the Loco Rewards loyalty program, whom we target with segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend.

In June 2018, we implemented delivery through DoorDash, a third-party delivery provider. In September 2019, we added Postmates and Uber Eats, and in February 2020 we added GrubHub, as additional marketplace delivery providers. For meals ordered through these market place platforms, restaurants incur a fee based on a percentage of the ticket. As of December 30, 2020, Postmates maintained exclusivity for delivery orders placed directly with our restaurants. For those ordered directly from the restaurant, no fee is charged to the restaurant as the full delivery cost is borne by the customer. In total, during fiscal 2020, delivery orders constituted 6% of our total sales mix. As of December 30, 2020, all Corporate and franchise restaurants offered integrated delivery through a third-party service.

We plan to continue investing in our loyalty and delivery programs as well as other technology platforms to continue making it easier for customers to access our food.

Simplify Operations – Make It Easier for Employees and Franchisees to Run Our Restaurants. We believe that simplifying our restaurant operations will further enhance our ability to attract and retain the best employees and further improve customer service. In 2020, we implemented several initiatives to make it easier for our employees to operate our restaurants. These included a systemized restaurant cleaning process, revised drive thru operating procedures and a state-of-the-art human resource management system. These initiatives have allowed our restaurant employees to increase their focus on customers and speed of service. We believe that this focus, combined with renewed emphasis on providing an exceptional customer experience, will lead to higher sales over the longer term.

Grow the Business – Responsibly and Profitably for the Long Term. We believe that execution of our first three strategies will enable us to grow our restaurant base. Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. We have finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. In addition, we are redesigning the back-of-house to make it easier for employees to operate the restaurant. We believe that this new design will deliver strong new unit volumes and cash on cash returns in both existing and new markets. We also believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of the end of fiscal 2020, we have completed two remodels using the new asset design. If these are successful, beginning in 2021, this new design will replace our “Vision” design, which was implemented in 2016. However, given the uncertainty surrounding the severity and longevity of the COVID-19 pandemic, as a precautionary measure we significantly reduced capital spending, including limiting our remodels in 2020. Our franchisees did not complete any remodels in 2020 as we have deferred their remodel requirements until 2021. In 2021, we plan to resume our standard practices for remodels, including 15 company-operated and 40 franchised restaurants.

We expect future new unit development to be led by franchisees, with company development being focused on existing markets. In order to expand into new markets, we believe that we need to source new franchisees and, therefore, we expect to invest more resources in sourcing and onboarding them in the future.

Site Selection and Expansion

Restaurant Development

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In 2020, one new company-operated restaurant was opened in Nevada, which was in process prior to the COVID-19 pandemic, and three franchised restaurants were opened, two in California and one in Arizona. As a result of the COVID-19 crisis, we suspended company-operated new unit development until the timing of the economic recovery and our business improvement become clearer. In addition, we allowed franchisees to defer their 2020 new unit development obligations until 2021.

In fiscal 2021, we intend to open three to five new company-operated and four to six new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons as described below in “Item 1A. Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing.

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has extensive experience building such brands as Taco Bell, The Habit, Carl’s Jr., Baskin Robbins, Wendy’s, Denny’s and Dunkin’ Brands. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.

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

Operations

We utilize systems that are aimed at measuring our ability to deliver a “best in class” experience for our customers. These systems include customer surveys, social media ratings and speed-of-service performance trends. The operational results from all of these sources are then presented on an operations dashboard that displays the measures in an easy-to-read online format that corporate and restaurant-level management and franchisees can utilize in order to develop specific plans for continuous performance improvement. In addition, all company operated restaurants utilize digital “communication boards”, which communicate sales, costs and consumer data in real time to our restaurant managers.

We have food safety and quality assurance programs designed to maintain the highest standards for the food and the food preparation procedures that are used by both company-operated and franchised restaurants. We have a quality assurance team and employ third-party auditors that perform our work place and food safety restaurant audits.

Managers and Team Members

Each of our restaurants typically has a general manager, an assistant manager and two to three shift leaders. There are between 20 and 35 team members per restaurant, who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for 8 to 12 restaurants. Overseeing the area leaders are two Regional Directors of Operations and a Vice President of Operations, who reports up to our

Chief Operating Officer. Franchise operations are supported by three directors of franchise who report to the Senior Vice President, Chief Development Officer. The restaurant development team is supported by four directors who also currently report to the Senior Vice President, Chief Development Officer.

Training

Our people are the center of the El Pollo Loco customer experience. Creating a culture of constant learning has been essential in equipping our people with the skills to deliver our high standards and commitments to our customers and team members. We strive to find ways to simplify our methodology and invest in elevating our people. In a rapidly evolving landscape, effective training depends not only on the quality of content but also on delivery methods. To engage our growing base of millennial employees, we employ a Learning Management System called Pollo Zone, our tablet-based learning tool. This platform is a central hub for all training efforts and features individual learner profiles to support engagement and accountability on our path toward investing in our people and their growth.

Franchise Program

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 30, 2020, there were a total of 283 franchised restaurants. Franchisees range in size from single-restaurant operators to the largest franchisee, which owned 68 restaurants as of December 30, 2020. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 30, 2020, approximately 85% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.

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

Our Loco Rewards loyalty program uses points, rewards, and offers to build engagement with our customers. Customers access the program on elpolloloco.com and the El Pollo Loco iOS Apple and Android app. We build segmented dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend. To keep customers engaged with the program, unannounced offers, called “Surprise and Delights” are awarded based on that customer’s transaction history. We communicate offers, loyalty updates and other Loco Rewards campaigns to customers via in-app messaging, mobile phone push notifications and email.

Our online ordering program makes it easy for customers to skip the line and order ahead. Available for every location and accessible from elpolloloco.com or the El Pollo Loco mobile app, any order can be placed and paid for before arriving at the restaurant. El Pollo Loco has partnered with DoorDash, UberEats, Postmates, and Grubhub as an additional method for ordering.

In 2004, we created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities has provided over 15,000 meals per year to underprivileged families, through organizations like Food on Foot, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates. In addition, during 2019 we enhanced our community outreach through several initiatives, including: 1) the implementation of a food donation program in which restaurants donate food that would otherwise be discarded; 2) committing to donate 75,000 tacos to charity as part of our “Buy One, Feed Many” National Taco Day promotion; 3) recruiting 500 company, franchise and customer volunteers to refresh a high school located in south Los Angeles; and 4) entering into a relationship with an Orange County-based organization to provide job opportunities for the homeless. In 2020, we provided funds to 13 Latina owned businesses that were heavily impacted by the COVID-19 pandemic.

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third-party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our restaurants in Texas utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 40% of our total food and paper costs for 2020. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from one to two years depending on current and expected market conditions. We currently source poultry from six suppliers, with two accounting for approximately 62% of our purchases for fiscal 2020. We have fixed prices for 100% of our poultry supply through the end of 2021.

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

Regulation and Compliance

We and our franchisees are subject to various federal, state and local laws and regulations that govern our business operations, including those governing:

●	employment and wage and hour practices, including, but not limited to, minimum wage rates, overtime, meal and rest periods, prevention of discrimination, harassment, and retaliation, employment of minors, paid and family leave, unemployment tax rates, workers’ compensation rates, suitable seating, and citizen requirements, and other working conditions;
●	privacy and data security, including the collection, maintenance and use of information regarding employees and guests;

●	compliance with the Americans with Disabilities Act and similar laws affording various protections and accommodations to employees and guests with disabilities;
●	environmental practices, including the discharge, storage, handling, release and disposal of hazardous or toxic substances; regulation of discharges into the air, water and soils, storage and disposal of liquid and solid waste, and clean-up of contaminated soil and groundwater, and regulations restricting the use of straws, utensils and the certain packaging materials;
●	compliance with Federal Trade Commission and laws that govern the franchisor-franchisee relationship, including the offer and sale of franchises and certain disclosures to franchisees;
●	the preparation, sale and labeling of food, including regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspections and mandatory food recalls, menu labeling and nutritional content;
●	building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use;
●	health and sanitation and public safety; and
●	restaurant operations related to COVID-19.

We require each of our franchise partners to comply with all federal, state and local laws and regulations. We have processes in place to monitor our own compliance with the numerous, complex, applicable laws and regulations governing our operations.

We are subject to new, varied and ever-changing rules and regulations regarding the current COVID-19 pandemic, which have materially impacted our earnings and resulted in significant capital expenditures. New federal, state and local government regulations regarding COVID-19 are issued and existing regulations are frequently revised, which materially affected, and continues to affect, our operations. Such regulations govern, for example, employee leave, opening and closing of restaurants and dining rooms, business hours, sanitation practices, guest spacing within dining rooms and other social distancing practices and personal protective equipment.

Other than as described above, the Company’s compliance with federal, state or local laws and regulations, including environmental laws, is not expected to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict what laws will be enacted in the future, or how existing or future laws will be administered, interpreted or enforced. We also cannot predict the amount of future expenditures that we may need to make to comply with, or to satisfy claims and lawsuits relating to, these various laws and regulations. Further, more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new restaurants. Moreover, although we have not experienced, and do not anticipate, any significant problems in obtaining required licenses, permits, or approvals, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area.  Additionally, a significant portion of our hourly staff is paid at minimum wage rates consistent with the applicable federal, state, or local laws and, accordingly, increases in the applicable minimum wage will increase our labor costs. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, and which may require us to design or modify our restaurants to make reasonable accommodations for disabled individuals.

See Item 1A “Risk Factors” and “Environmental Matters” above of this Form 10-K for a discussion of risks relating to federal, state, local and regulation of our business.

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

Human Capital

As of December 30, 2020, we had approximately 4,711 employees, of whom approximately 4,561 were hourly restaurant employees comprised of 3,732 crewmembers, 216 general managers/acting general managers, 148 assistant managers, 410 shift leaders, and 55 employees in limited-time roles as acting managers or as managers in training. The remaining 150 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

We believe our efforts to maintain solid relationships with our employees are effective and are grounded in our company values. Our primary human capital objective is employee engagement, which is dependent upon hiring, retaining, developing and motivating employees. We strive to build a culture centered around our mission, which is to “Feed the Love that Makes Us All Feel Like Family” and “Heart-Centered Leadership.” We believe this mission is predicated on servant-led leadership, employee recognition and community involvement. We offer our employees both online and on-the-job training. Restaurant management trainees participate in comprehensive, multi-week training programs touching on all aspects of the operations, including restaurant leadership. We provide key restaurant leadership roles with a quarterly cash-based performance bonus awards. Our corporate employees are provided an annual performance bonus award. We also have an equity incentive compensation plan to provide certain management-level or other key employees with stock-based awards. We monitor our progress with metrics such as employee performance measures, turnover rates and restaurant customer surveys.

The health and well-being of our employees and guests have always been and continues to be our top priority. To help protect the health and well-being of all of our employees during the COVID-19 pandemic, during 2020 we invested in creating a safe work environment for our employees by taking additional measures. We require our office employees to work remotely unless business needs require them to work in the corporate office. For our restaurant employees, we continue to implement actions to help protect them from COVID-19 while working in our restaurants. These actions include implementing pre-shift health assessments, enhanced cleaning procedures in our restaurants, providing gloves and masks to all system restaurant employees, installing plexiglass shields at company restaurant cashier stations and initiating other social distancing measures. We are also providing extended sick leave benefits to employees impacted by COVID-19. Refer to “COVID-19 Impact” above for further information on the Company’s COVID-19 response.

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

ITEM 1A.RISK FACTORS

You should carefully consider the following risk factors, as well as other information contained in this report, including our financial statements and the notes related to those statements. The occurrence of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flow.

Risks Related to Our Operations

The COVID-19 pandemic and measures intended to prevent its spread may have a significant negative impact on our business, sales, results of operations and financial condition.

The global pandemic resulting from the outbreak of COVID-19 has disrupted El Pollo Loco’s restaurant operations beginning in March 2020. In response to federal, state and local mandates (subject to exceptions for certain state and local mandates) aimed at limiting the spread of COVID-19, we and our franchisees have experienced temporary closures of some restaurants, closures of dining rooms, limited capacity restrictions and/or decreased operating hours for some restaurants. Furthermore, the decrease in discretionary consumer spending as a result of the COVID-19 outbreak has decreased demand for our products. This decrease in demand, as well as the actions described above, have resulted in declines in revenue and also led to us delaying certain rent payments on the majority of our leased properties, resulting in rent abatement and/or deferment with our landlords for those properties.

If additional outbreaks of COVID-19 at a significant number of our locations require us to temporarily close those locations for disinfection or result in a large number of our employees becoming ill with COVID-19 and being unable to work, our business and results of operations could be further adversely affected, which may also impact our financial condition. Further, any shutdowns, closures or disruptions in the operations of our suppliers caused by COVID-19 outbreaks or federal, state or local mandates to limit the spread of COVID-19 could adversely impact the ability of suppliers to supply us and our franchisees with the products needed to operate our business and negatively impact our business. COVID-19 may also adversely affect our ability to implement our growth plans, including delays in the opening or construction of new restaurants. As this situation is ongoing and the duration and severity of the COVID-19 pandemic, including the severity and transmission rates of COVID-19 variants, resurgences of COVID-19 that may continue to occur, and the availability, distribution and efficacy of COVID-19 vaccine, continues to be uncertain at this time, it is difficult to forecast any long-term impacts on our future operating results or predict when our operations will return to full service. However, if the COVID-19 pandemic continues for a sustained period of time or if conditions worsen, our sales and operating costs may be materially adversely affected, which could impact our asset values, including goodwill, derivative instruments and long-lived assets, as well as our ability to meet certain covenant provisions in our debt arrangements in future periods, and have a material adverse effect on our financial results, future operations and liquidity.

Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our financial results due to COVID-19’s global economic impact, including the availability of credit generally, adverse impacts on our liquidity, and/or decreases in consumer discretionary spending that depress demand for our products. The global effects of the pandemic may also contribute to a prolonged economic slowdown or recession. Risks related to the impact of an economic downturn are described in our risk factor titled, “We are vulnerable to changes in economic conditions and consumer preferences” below. In addition, even after the COVID-19 pandemic has subsided, the perceived risk of infection or concern of a resurgence of the COVID-19 outbreak may continue to adversely affect traffic to our restaurants and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations, particularly if there is a recurrence of the COVID-19 virus. We are also subject to all of the foregoing risks in connection with the outbreak of other diseases, epidemics or pandemics, or similar public threats or fear of such events.

We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened one new company-operated restaurant in fiscal 2020 and plan to open three to five in fiscal 2021. Our franchisees opened three new restaurants in fiscal 2020 and plan to open four to six in fiscal 2021.

The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to: identify available and suitable restaurant sites; compete for restaurant sites; reach acceptable agreements regarding the lease or purchase of locations; obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs; respond to unforeseen engineering or environmental problems with leased premises; avoid the impact of inclement weather and natural and man-made disasters; hire, train, and retain the skilled management and other employees necessary to meet staffing needs; obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals; respond effectively to any changes in local, state, and federal law and regulations that adversely affect our and our franchisees’ costs or abilities to open new restaurants; and control construction and equipment cost increases for new restaurants.

If we are unable to successfully manage these risks and open new restaurants or sign new franchisees as anticipated, or if restaurant openings are significantly delayed, we could face increased costs and lower than anticipated sales and earnings in future periods.

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

The food service industry, and particularly its QSR and fast casual segments, is intensely competitive. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location, and type and quality of food, and our market position is based on balancing price and quality. These competitive factors are particularly applicable in markets in which we have expanded relatively rapidly and relatively recently, such as Texas. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe to be the most competitive Mexican-inspired QSR and fast casual market in the United States. We expect competition in this market and in each of our other markets to continue to be intense, because consumer trends are favoring limited service restaurants that offer healthier menu items made with better-quality products, and many limited service restaurants are responding to these trends. Moreover, we may also compete with companies outside the QSR and fast casual segment of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at consumers who want higher-quality food, as well as from convenience stores, cafeterias and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants. If our company-operated and franchised restaurants cannot compete successfully, especially with other QSR and fast casual restaurants, in new and existing markets, we could lose customers and our revenue could decline, which may materially and adversely affect our business, financial condition, and results of operations.

We are vulnerable to changes in economic conditions and consumer preferences.

The restaurant industry is dependent upon consumer discretionary spending, which may be affected by a prolonged economic downturn or an economic recession. If the economy experiences another significant decline, our business, results of operations, our ability to access the capital markets and our ability to comply with the terms of our secured revolving credit facility could be materially and adversely affected, and we and our franchisees might decelerate the number and timing of new restaurant openings.

Adverse changes affecting consumer preferences, local demographics, an outbreak of disease, epidemic or pandemic, or similar public threat or fear of such an event, regional or local economic conditions affecting consumer spending or increasing food or energy costs could also reduce consumer transactions or impose practical limits on pricing that could harm our business, financial condition, results of operations, and cash flow. Further, there can be no assurance that consumers will continue to regard chicken-based or Mexican-inspired food favorably or that we will be able to develop new products that appeal to consumer preferences. Our business, financial condition, and results of operations depend in part on our ability to anticipate, identify, and respond to changing consumer preferences and economic conditions.

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

Our business could be negatively affected by regional geographic concentrations.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.3% of our revenue in fiscal 2020 and approximately 70.5% in fiscal 2019. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business.

We also may be negatively affected by weather conditions specific to the Los Angeles region, including fires, earthquakes, or other natural disasters. Additionally, outside of Los Angeles, many of our restaurants are clustered around major cities in Northern California, Texas, and elsewhere, and prolonged or severe inclement weather could affect our sales at restaurants in locations that experience such conditions. Localized disasters, especially exacerbated by climate change, including wildfires, hurricanes, and flooding, could impair our assets and operations in those areas. Any other events disrupting businesses, consumer discretionary spending or our employee population in the greater Los Angeles area could also have an outsized negative impact on our business or results of operations. For example, near the end of fiscal 2020, the Los Angeles market was heavily impacted by a spike in COVID-19 cases, which disproportionately impacted our business due to our high concentration in this market. If the Los Angeles market experiences another severe COVID-19 outbreak, we may experience further disruptions to our business that could be material.

Our long-term success depends in part on our ability to effectively identify and secure appropriate sites for new restaurants.

In order to build new restaurants, we must first identify markets where we can enter or expand our footprint, taking into account numerous factors, including the location of our current restaurants, local economic trends, population density, area demographics, cost of construction and real estate and geography. Then we must secure appropriate restaurant sites, which is one of our biggest challenges. There are numerous factors involved in identifying and securing an appropriate restaurant site, including: evaluating size of the site, traffic patterns, local retail, residential and business attractions and infrastructure that will drive high levels of customer traffic and sales; competition in new markets, including competition for restaurant sites; financial conditions affecting developers and potential landlords, such as the effects of macro-economic conditions and the credit market (including the potential for rising interest rates), which could lead to these parties delaying or canceling development projects (or renovations of existing projects), in turn reducing the number of appropriate restaurant sites available; developers and potential landlords obtaining licenses or permits for development projects on a timely basis; proximity of potential restaurant sites to existing restaurants; anticipated commercial, residential and infrastructure development near the potential restaurant site; and availability of acceptable lease terms and arrangements, including construction costs.

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

The recognition of impairment charges may adversely affect our future operations and results. In assessing the recoverability of our long-lived assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and such charges could be material. Given the difficulty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, we monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. Asset impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.

Changes in food and supply costs, especially for chicken, could adversely affect our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food shortages, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. Environmental and weather-related issues, such as freezes, drought and climate change, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Any increase in the prices of the ingredients most critical to our menu, in particular chicken, as well as corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Additionally, as a substantial volume of produce and other items are procured from Mexico, and occasionally other countries including Chile and Peru, any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy could result in higher food and supply costs that would adversely impact our financial results. Any such changes to our menu prices or available menu could negatively impact our restaurant transactions, business, and comparable restaurant sales during the shortage and thereafter.

Our principal food product is chicken. In fiscal 2020, 2019, and 2018, the cost of chicken included in our product cost was approximately 10.5%, 10.9%, and 11.0%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. Additionally, environmental and animal rights regulations or voluntary programs could increase the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.

Social media and negative publicity could have a material adverse impact on our business.

Negative publicity at one or more of our restaurants relating to food safety, sanitation, employee relationships or other matters can adversely affect us, regardless of whether an allegation is valid or whether we are held to be responsible. In addition, the negative impact of adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants, including our franchised restaurants, due to policy changes we may implement as a result. The risk of negative publicity is particularly great with respect to our franchised restaurants, because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate those unrelated businesses with our operations.

Adverse information concerning our restaurants or brand, whether accurate or inaccurate, may also be posted on social media platforms at any time and can quickly reach a wide audience. The resulting harm to our reputation may be immediate, without affording us an opportunity to correct or otherwise respond to the information, and it is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner. As a result, social media may exacerbate the risks we face related to negative publicity.

In addition, many of our competitors are expanding their use of social media and the social media landscape is rapidly evolving, potentially making more traditional social media platforms obsolete. As a result, we need to continuously innovate and develop our social media strategies in order to maintain broad appeal with guests and brand relevance, and we may not do so effectively. A variety of additional risks associated with our use of social media include the possibility of improper disclosure of proprietary information, exposure of personally identifiable information of our employees or guests, fraud, or the publication of out-of-date information, any of which may result in material liabilities or reputational damage. Furthermore, any inappropriate use of social media platforms by our employees could also result in negative publicity that could damage our reputation, or lead to litigation that increases our costs.

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

Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance, and may increase the risk that a food-borne illness would affect multiple locations rather than a single restaurant. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise that could cause claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants could negatively affect sales at all of our restaurants if highly publicized. This risk would exist even if it were later determined that an illness had been wrongly attributed to one of our restaurants

Additionally, even if food or water-borne illnesses or other food safety issues or incidents were not identified at El Pollo Loco restaurants, our restaurant sales could be adversely affected, both financially and otherwise, if instances of similar incidents or reports at other QSRs or restaurant chains were highly publicized. In addition, our restaurant sales could be adversely affected by publicity regarding other high-profile illnesses such as avian flu that customers may associate with our food products.

Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire fresh food products, including the highest-quality chicken and related items, from reliable sources, in accordance with our specifications and on a timely basis. Shortages or interruptions in the supply of fresh food products, caused by unanticipated demand, problems in production or distribution, including as a result of the COVID-19 pandemic and restrictions implemented to counter its spread, contamination of food products, an outbreak of poultry disease, inclement weather, or other conditions, could materially and adversely affect the availability, quality, and cost of ingredients, which would adversely affect our business, financial condition, results of operations, and cash flows. We have contracts with a limited number of suppliers for the chicken and other food and supplies for our restaurants. In addition, one company distributes substantially all of the products that we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, including our ability to replace any lost distributor or supplier, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu as a result of such a disruption, that restaurant may experience a significant reduction in revenue if our customers change their dining habits as a result.

Our level of indebtedness, and restrictions under our credit facility, could materially and adversely affect our business, financial condition, and results of operations.

Our level of indebtedness could have significant effects on our business, such as: limiting our ability to borrow additional amounts to fund working capital, capital expenditures, acquisitions, debt service requirements, execution of our growth strategy, and other purposes; requiring us to dedicate a portion of our cash flow from operations to pay interest on our debt, which could reduce availability of our cash flow to fund working capital, capital expenditures, acquisitions, execution of our growth strategy, and other general corporate purposes; making us more vulnerable to adverse changes in general economic, industry, government regulatory, and competitive conditions in our business by limiting our ability to plan for and react to changing conditions; placing us at a competitive disadvantage compared with our competitors with less debt; and exposing us to risks inherent in interest rate fluctuations, because our borrowings are at variable rates of interest, which could result in higher interest expense in the event of increases in interest rates.

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

Further, we are a holding company with no material direct operations. Our principal assets are the equity interests that we indirectly hold in our operating subsidiary, El Pollo Loco, Inc. (“EPL”), which owns our operating assets. As a result, we are dependent on loans, dividends, and other payments from EPL, our operating company and indirect wholly owned subsidiary, and from EPL Intermediate, Inc., our direct wholly owned subsidiary, to generate the funds necessary to meet our financial obligations and to pay dividends on our common stock. Our subsidiaries are legally distinct from us and may be prohibited or restricted from paying dividends or otherwise making funds available to us under certain conditions. Although we do not expect to pay dividends on our common stock for the foreseeable future, if we are unable to obtain funds from our subsidiaries, we may be unable to, or our board may exercise its discretion not to, pay dividends

Our marketing programs may not be successful, and our new menu items, advertising campaigns, and restaurant designs and remodels may not generate increased sales or profits.

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

Due to the challenging economic environment, it is possible that some franchisees could file for bankruptcy or become delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.

Franchisees may not have access to the financial or management resources that they need to open the restaurants contemplated by their agreements with us, or be able to find suitable sites on which to develop those restaurants. Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain necessary permits and government approvals, or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under their subleases, or otherwise fail to honor or default under the terms of their subleases, especially where state franchise laws may limit our ability to terminate or modify these franchise arrangements, we will be financially obligated under a master lease and could be materially and adversely affected. In the past, franchisees have entered bankruptcy or receivership, which can lead to sale or closure of franchises, cause underperformance or underinvestment in capital expenditures, or lead to nonpayment of us or other creditors, and these circumstances could recur in the future.

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

Our growth depends on maintaining amicable relations with our franchisees, including their participation in and adherence to our restaurant operating guidelines. Because our ability to control our franchisees is limited, disagreement may lead to inaction by our franchisees with respect to our initiatives, or even disputes with our franchisees, in court, arbitration or otherwise, including disputes related to an actual or alleged violation of contractual, statutory or common law obligations. Such disputes occur from time to time as we continue to offer franchises due to our size and the general nature of the franchisor-franchisee relationship. Unfavorable judgments, awards or settlements relating to franchisee disputes could result in monetary or injunctive relief against us, including the voiding of non-compete, territorial exclusivity, or other development-related provisions upon which we rely to protect our brand, that could have a material adverse effect on our business and results of operations. Disputes with franchisees also divert the attention, time, and financial resources of our management and our franchisees from our restaurants, which could have a material adverse effect on our (and our franchisees’) business, financial condition, results of operations, and cash flows, as well as our ability to attract new franchisees. Even our success in franchisee disputes could damage our (or our franchisees’) finances or operations, as well as our relationships with our franchisees and our ability to attract new franchisees given the negative connotations of any franchisor-franchisee disputes.

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

Risks Related to Information Technology and Data Security

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

From time to time, we experience security breaches of our networks and systems. These security breaches may include those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks and similar breaches, could result in, among other things, system disruptions, shutdowns, unauthorized access to or disclosure of confidential information, misappropriation of our or our customers’ proprietary or confidential information, breach of our legal, regulatory or contractual obligations, inability to access or rely upon critical business records or systems or other delays in our operations. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. We may be required to expend significant financial resources to protect against or to remediate such security breaches. In addition, our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, and other catastrophic events and disruptive problems. Any unauthorized access of our systems or the information stored on such systems, damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could damage our reputation, subject us to litigation or to actions by regulatory authorities, harm our business relations or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, these systems, infrastructures, and operations rely upon third-party software and vendors, and we may therefore have a limited ability to guard against, learn about, or remedy problems that could harm us, including bugs and glitches, system outages, and hacks that exploit security vulnerabilities to steal or ransom information.

If we are unable to protect our customers’ payment method data or personal information, we could be exposed to data loss, litigation, liability, and reputational damage.

We collect and retain internal and customer data, including personally identifiable information of our employees and customers. It is possible that measures we have taken to prevent the occurrence of security breaches may not be adequate and we may in the future become subject to claims or proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information. Any such claims or proceedings could distract our management team members from running our business, adversely affect our reputation, and cause us to incur significant unplanned losses and expenses.

We are also subject to federal and state laws regulating the collection and use of personal information of our employees and customers, including the California Consumer Privacy Act (“CCPA”), which took effect January 1, 2020. In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council, which require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information. Compliance with these standards and regulations may impose significant costs on us. Further, while we have implemented policies and procedures to ensure compliance with the CCPA, the California Attorney General has not yet finalized his regulations for the CCPA and the manner in which the California Attorney General may interpret and enforce the CCPA is uncertain. Noncompliance with the CCPA and other privacy laws could result in injunctions, fines and/or proceedings against us by governmental agencies or others. There could also be uncertainty surrounding compliance with privacy laws in other jurisdictions such as state-specific laws which may conflict with existing legislation or future laws and regulations.

Risks Related to Intellectual Property

The failure to enforce and maintain our trademarks and protect our other intellectual property could materially and adversely affect our business, including our ability to establish and maintain brand awareness.

The success of our business strategy depends on our ability to use our existing trademarks and service marks in order to increase brand awareness and further develop our branded products. If our efforts to protect our intellectual property are inadequate, or if any third-party misappropriates or infringes upon our intellectual property, whether in print, on the Internet, or through other media, our brands and branded products could fail to maintain or achieve market acceptance and the value of our brands could be harmed, materially and adversely affecting our business. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as do the laws of the United States. Any litigation to enforce our intellectual property rights will likely be costly and may not be successful.

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

In addition, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and could divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Government Regulation and Litigation

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

Employee claims against us or our franchisees based on, among other things, wage and hour violations, discrimination, harassment, or wrongful termination may also create not only legal and financial liability but negative publicity that could adversely affect us and divert our financial and management resources that could otherwise be used to benefit the future performance of our operations. These types of employee claims could also be asserted against us, on a co-employer theory, by employees of our franchisees. A significant increase in the number of these claims, or an increase in the number of successful claims, could materially and adversely affect our business, brand image, employee recruitment, financial condition, results of operations, or cash flows.

We are from time to time the target of class action lawsuits and other claims proceedings, which could adversely affect our business and results of operations.

Our business is subject to the risk of litigation by employees, customers, suppliers, stockholders, and others through private actions, class actions, administrative proceedings, regulatory actions, and other litigation, including actions regarding workplace and employment conditions, discrimination, and similar matters, and we are currently a party to wage and hour class action lawsuits. See additional information presented in Note 13 “Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illnesses or injuries that they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illnesses or accidents in our restaurants. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission, or others, alleging violations of federal or state laws regarding workplace and employment conditions, discrimination, and similar matters.

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

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. If we or our franchisees face labor shortages or increased labor costs, because of increased competition for employees, a decrease in the labor supply due to changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, higher employee-turnover rates, unionization of restaurant workers, or increases in federal, state, or local minimum wages or in other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance) or for other reasons, our and our franchisees’ operating expenses could increase, and our growth could be adversely affected. See also our risk factor titled “The recent outbreak of COVID-19 and measures intended to prevent its spread may have a significant negative impact on our business, sales, results of operations and financial condition” for labor shortage risks we may face in connection with the COVID-19 pandemic.

Federally-mandated, state-mandated, or locally-mandated minimum wages have recently increased in several jurisdictions, including the State of California and Los Angeles County, and may be further raised in the future. We may be unable to sufficiently increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. In addition, increases in menu prices by us and our franchisees to cover increased labor costs could have the effect of lowering sales, which would thereby reduce our margins and the royalties that we receive from franchisees.

In addition, our success depends in part upon our and our franchisees’ ability to attract, motivate, and retain a sufficient number of well-qualified restaurant operators, management personnel, and other employees. Qualified individuals needed to fill these positions can be in short supply in some geographic areas. In addition, limited service restaurants have traditionally experienced relatively high employee turnover rates. Our and our franchisees’ inability to recruit and retain qualified individuals could delay planned openings of new restaurants or result in higher employee turnover in existing restaurants, which could increase our and our franchisees’ labor costs and have a material adverse effect on our business, financial condition, results of operations, and cash flows. Competition for qualified employees could also require us or our franchisees to pay higher wages, which could also result in higher labor costs.

We are subject to extensive laws, government regulation, and other legal requirements and our failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, ability to attract and retain talent and results of operations.

Our business is subject to extensive federal, state and local laws and regulations, including those relating to: preparation, sale and labeling of food, including regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspections and mandatory food recalls, menu labeling and nutritional content; employment practices and working conditions, including minimum wage rates, wage and hour practices, labor relations, paid and family leave, workplace safety, immigration, overtime, discrimination and harassment, among others; health, sanitation, safety and fire standards; building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use; public accommodations and safety conditions, including the Americans with Disabilities Act and similar state laws that give civil rights protections to individuals with disabilities in the context of employment, public accommodations, and other areas; environmental matters, such as animal health and welfare, climate change, the reduction of greenhouse gases, water consumption, the discharge, storage, handling, release, and disposal of hazardous or toxic substances, and local ordinances restricting the types of packaging we can use in our restaurants; public company compliance, disclosure and governance matters, including accounting and tax regulations, SEC and The Nasdaq Stock Market LLC (“Nasdaq”) disclosure requirements; and data privacy laws and standards for the protection of personal information, including social security numbers, financial information (including credit card numbers), and health information, and payment card industry standards and requirements.

Compliance with these laws and regulations, and future new laws or changes in these laws or regulations that impose additional requirements, can be costly. Any failure or perceived failure to comply with these laws or regulations could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability.

Changes in health, safety, construction, labor, environmental, or other laws or regulations, including changes to or repeal of the Patient Protection and Affordable Care Act (“PPACA”), could impose costs upon us, including transition costs. Such transition costs could include uncertainties about how the new laws or regulations might be interpreted, enforced, or litigated by either regulators or private parties. Such changes could also have economic implications for our customers. For example, changes to health insurance law could diminish our customers’ disposable incomes and thus reduce their frequency of eating or ordering out, even from QSR or fast casual restaurants, including us.

Legislation and regulations regarding certain of our menu offerings, new information or attitudes regarding diet and health, or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.

Certain government authorities are increasing regulations regarding trans-fats and sodium, which may require us to limit or eliminate trans-fats and sodium in our menu offerings, or switch to higher-cost ingredients, or which may hinder our ability to operate in certain markets. Some jurisdictions have proposed increasing taxes on certain products, such as sodas, which may affect sales volumes of those products. Some jurisdictions have banned certain cooking ingredients, such as trans-fats, which a small number of our ingredients contain in trace amounts, or have discussed banning certain products, such as large sodas. Removal of these products and ingredients from our menus could affect product tastes, customer satisfaction levels, and sales volumes, whereas if we were to fail to comply with these laws or regulations, our business could experience a material adverse effect.

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

We are subject to federal, state, and local laws, regulations, and ordinances that:

●	govern activities or operations that may have adverse environmental effects, such as discharges into the air, water and soils, as well as waste handling and disposal practices for solid and hazardous wastes and waste water; and
●	impose liability for the costs of remediating, and the damage resulting from, past spills, disposals, or other releases of petroleum products and hazardous materials.

In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and subject to associated liabilities, including liabilities for cleanup costs, personal injury, or property damage, relating to our restaurants and the land on which our restaurants are located, regardless of whether we lease or own the restaurants or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. If we are found liable for the costs of remediation of contamination at any of our properties, our operating expenses would likely increase and our results of operations could be materially and adversely affected. See above under “Item 1. Business—Environmental Matters.”

Risks Related to Certain of our Stockholders

If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 46.0% of our outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of our common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called. Currently, three of our nine directors, including our chairman, are affiliated with Trimaran or Freeman Spogli.

This concentration of ownership may delay, deter, or prevent acts that would be favored by our other stockholders. While our board has determined that director John Roth, a general partner of Freeman Spogli and its CEO, satisfies the criteria for an independent director under applicable Nasdaq rules, the interests of Trimaran and Freeman Spogli may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, deterring, or preventing a change in control of us. Also, Trimaran and Freeman Spogli may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership may adversely affect the trading price of our common stock, because investors may perceive disadvantages in owning shares of a company with significant stockholders.

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

We entered into an income tax receivable agreement (the “TRA”) with the stockholders of the Company immediately prior to the initial public offering (“IPO”), which provides for payment by us to our pre-IPO stockholders of 85% of the amount of cash savings, if any, in federal, state, local, and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of an early termination by us or a change of control) as a result of the utilization of our net operating losses and other tax attributes attributable to periods prior to July 2014 together with interest accrued at a rate of LIBOR plus 200 basis points from the date the applicable tax return is due (without extension) until paid.

Our payments under the TRA may be material. As of December 30, 2020, we had an accrued payable related to this agreement of approximately $3.1 million. In fiscal 2020, we paid $5.2 million to our pre-IPO stockholders under the TRA.

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

Risk Factors Related to Our Common Stock

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

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets, including shares of our common stock currently held by the LLC.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. LLC presently owns approximately 46.0% of our outstanding common stock and could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied. No lock-up agreements presently are in effect.

Pursuant to our stockholders’ agreement, LLC and, in certain instances, Freeman Spogli, may require us to file registration statements under the Securities Act at our expense, covering resales of our common stock held by them or LLC or piggyback on a registration statement in certain circumstances. Any such sales, or the prospect of any such sales, could materially impact the market price of our common stock.

Further, pursuant to the terms of the LLC’s limited liability company operating agreement (the “LLC Agreement”), the LLC Agreement can terminate, in which case the LLC will begin the process of dissolving and winding up its affairs, at the earlier of (i) the election of the managing member, or (ii) six years following the completion of our IPO, or July 27, 2020. If the process of winding up the LLC and distribution of shares of our common stock begins and all or a substantial portion of these shares are sold into the public markets, or if it is perceived that they will be resold, the trading price of our common stock could decline.

Delaware law, our organizational documents, and our existing and future debt agreements may impede or discourage a takeover, depriving our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and by-laws may make it difficult for, or prevent, a third-party from acquiring control of us without the approval of our board of directors. Among other things, these provisions: provide for a classified board of directors with staggered three-year terms; do not permit cumulative voting in the election of directors, which would allow a minority of stockholders to elect director candidates; delegate the sole power to a majority of the board of directors to fix the number of directors; provide the power to our board of directors to fill any vacancy on our board of directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise; authorize the issuance of “blank check” preferred stock without any need for action by stockholders; eliminate the ability of stockholders to call special meetings of stockholders; establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and provide that, on or after the date that LLC ceases to beneficially own at least 40% of the total votes eligible to be cast in the election of directors, a 75% supermajority vote will be required to amend or repeal provisions relating to, among other things, the classification of the board of directors, the filling of vacancies on the board of directors, and the advance notice requirements for stockholder proposals and director nominations.

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

General Risk Factors

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 30, 2020, our restaurant system consisted of 479 restaurants, comprised of 196 company-operated restaurants and 283 franchised restaurants, located in California, Nevada, Arizona, Texas, Utah and Louisiana. In addition, we currently license our brand to one restaurant in the Philippines. We have not included this licensed restaurant as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation as of December 30, 2020.

	Company-
State	Operated	Franchised	Total
California	163	221	384
Nevada	23	5	28
Arizona	—	27	27
Texas	9	22	31
Utah	1	7	8
Louisiana	—	1	1
Total	196	283	479

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

Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, currently operating 12 and licensing 3 to franchisees. In addition, we operate 184 company-operated restaurants on leased real estate, an owned operating unit with additional parking on leased real estate, and have another 26 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have eight closed units two of which are subleased for uses other than El Pollo Loco.

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

ITEM 3.LEGAL PROCEEDINGS

For information regarding legal proceedings, see “Note 13. Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The Nasdaq Stock Market LLC under the symbol “LOCO” since July 25, 2014.

As of March 5, 2021, there were approximately 50 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories.

Dividends

The Company does not currently pay cash dividends to our holders of common stock and does not anticipate paying any such dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

During the quarterly period ended December 30, 2020, the Company acquired shares of its common stock held by one of its employees to satisfy tax withholding obligations in connection with the vesting of previously issued restricted stock. The number of shares of common stock acquired and the average price paid per share for each month in the fourth quarter ended December 30, 2020 are as shown in the table below.

	Total Number of	Average Price
	Shares Purchased	Paid Per Share
September 24, 2020 to October 21, 2020	—	$—
October 22, 2020 to November 18, 2020	289	$14.98
November 19, 2020 to December 30, 2020	—	$—
Total	289	$14.98

Stock Performance Graph

The following graph and table illustrate the total cumulative shareholder return for (i) our common stock, (ii) the Nasdaq Composite Total Return Index and (iii) the Standard and Poor’s Supercomposite Restaurants Index, for the five years ended December 30, 2020. The graph assumes the investment of $100 at the beginning of the period (at the closing price of our common stock on December 30, 2015) and the reinvestment of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

			S&P
			Supercomposite
		Nasdaq	Restaurants
Date	LOCO	Composite	Index
December 30, 2015	$100.00	$100.00	$100.00
December 28, 2016	$99.37	$108.71	$106.31
December 27, 2017	$78.86	$140.21	$129.41
December 26, 2018	$119.09	$133.86	$139.31
December 24, 2019	$119.95	$184.85	$170.62
December 30, 2020	$143.61	$268.12	$198.79

ITEM 6. SELECTED FINANCIAL DATA

Reserved.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our "Audited Consolidated Financial Statements" and accompanying "Notes to Consolidated Financial Statements" included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” and "Item 1A. Risk Factors” included elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements.

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2020, 2019, and 2018 ended on December 30, 2020, December 25, 2019 and December 26, 2018, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2020 was a 53-week fiscal year. Fiscal 2019 and 2018 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2020 refer to the fiscal year ended December 30, 2020.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the LSR segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, a combination that we call “LA-Mex.” Our distinctive menu features our signature product--citrus-marinated fire-grilled chicken--and a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with better for you and more affordable alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

COVID-19 Impact

On January 30, 2020, the WHO announced a global health emergency in response to the emergence of COVID-19 and the risks to the international community as the virus spreads globally beyond its point of origin. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

The COVID-19 pandemic has significantly disrupted our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of our sales are associated with dine-in service. Many state and local governments continue to implement certain restrictions to try and contain the spread of the virus. As of December 30, 2020, the majority of our restaurants in markets outside of California have dining rooms open at a limited capacity, while the majority of our restaurants in California are continuing to operate on a take-away, mobile pick-up and delivery basis, as well as maintaining drive-thru operations where available to comply with the government mandates. Additionally, the Los Angeles market was heavily impacted by a spike in COVID-19 cases near the end of fiscal 2020. Due to our high concentration in this market, we were disproportionately impacted by this spike. Due to the impact of the COVID-19 pandemic, during the year ended December 30, 2020, we temporarily closed 154 restaurants, of which all but seven have reopened as of December 30, 2020. Similarly, during the year ended December 30, 2020, our franchisees temporarily closed 69 restaurants, of which all but three have reopened as of December 30, 2020. For both franchise-operated and company-operated restaurants, this represents total closures and may include more than one closure for the same restaurant. These closures typically lasted from one to three days. As of December 30, 2020, we had not permanently closed any restaurants due to the COVID-19 pandemic.

Below is a summary of other actions we have taken to enhance financial and operating flexibility for the Company and for our franchisees, and to protect our employees and customers:

●	As a precautionary measure, we initially bolstered our existing cash position by fully drawing down our $150 million 2018 Revolver, adding $34.5 million of cash to our balance sheet. However, subsequent to the initial drawdown, we paid down $78.7 million, net of additional borrowings, on our 2018 Revolver. See Note 6 “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our current debt balances.
●	We temporarily suspended all share repurchase activity, significantly reduced capital spending, reevaluated essential support center general and administrative expenses, and fine-tuned our restaurant labor model based on indoor dining room restrictions, limited dining room capacity in restaurants located in geographies where indoor dining is permitted, dining room closures and fluctuating sales volume.
●	For our franchisees, we deferred 50% of their April royalties until July 1, 2020, when such royalties began to be repaid in even monthly installments over the remainder of fiscal 2020. As of December 30, 2020, all deferred royalty balances have been repaid. In addition, we deferred 100% of our franchisees’ 2020 remodel and new restaurant build requirements until the beginning of 2021. We also established a support team to assist franchisees in accessing funds and benefits provided by the CARES Act, which was signed into law on March 27, 2020.

●	For our employees, we continue to implement actions to help protect them from the coronavirus while working in our restaurants. These include implementing pre-shift health assessments, enhanced cleaning procedures in our restaurants, providing gloves and masks to all system restaurant employees, installing plexiglass shields at company restaurant cashier stations and initiating other social distancing measures. We are providing extended sick leave benefits to employees impacted by COVID-19, and we initially granted two weeks paid leave for employees who are 65 or older.
●	We have shifted our marketing to highlight our free delivery program; our Family Meals as a better for you and more affordable option; and our meaningful value platform. Additionally, we have added curbside pick-up, enabling customers to pick-up their orders from the safety of their own cars.
●	We delayed making April, May and June rent payments on the majority of our leased properties, and we have reached rent abatement and/or deferment agreements with our landlords for those properties.
●	We have taken advantage of provisions available under the CARES Act. Specifically, we have deferred payment of employer Social Security taxes that are otherwise owed for wage payments.

During fiscal 2020, we incurred 4.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. We are continually evaluating the impact of the global crisis on our financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations has led to us considering the impact of the COVID-19 pandemic on our liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions to our operations from the COVID-19 pandemic continue or worsen, they may have a material negative impact on our financial results, future operations and liquidity. The extent of such negative impact will depend, in part, on the longevity and severity of the COVID-19 pandemic, including the severity and transmission rates of COVID-19 variants, resurgences of COVID-19 that may continue to occur, the availability, distribution and efficacy of COVID-19 vaccines and how quickly and to what extent normal economic and operating conditions improve.

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

As of December 30, 2020, we had 479 locations in six states. In fiscal 2020, we opened one new company-operated restaurant in Nevada, which was in process prior to the COVID-19 pandemic and our franchisees opened three new restaurants, two in California and one in Arizona. As a result of the COVID-19 crisis, we suspended company-operated new unit development until the timing of the economic recovery and our business improvement became more clear. In addition, we allowed franchisees to defer their 2020 new unit development obligations until 2021.

In fiscal 2019, we opened two new company-operated restaurants and our franchisees opened two new restaurants, all in California.

In 2021, we intend to open three to five new company-operated and four to six new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.

Highlights and Trends

Comparable Restaurant Sales

In fiscal 2020, comparable restaurant sales system-wide decreased 2.4%. In fiscal 2019 and 2018, comparable restaurant sales system-wide increased 2.0% and 1.2%, respectively. Comparable restaurant sales growth/decline reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants decreased 3.0% in fiscal 2020, increased 1.9% in fiscal 2019, and increased 0.4% in fiscal 2018. In fiscal 2020, the decrease in company-operated comparable restaurant sales was primarily the result of a decrease in transactions of 15.8%, partially offset by a 15.3% increase in average check size. The increase in average check includes a 4.1% and 3.6% benefit from gross menu price increases that were implemented during 2020 and 2019, respectively. In fiscal 2019, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 2.9%, partially offset by a decrease in transactions of 1.0%. In fiscal 2018, the increase in company-operated comparable restaurant sales was driven by an increase in average check size of 1.4%, partially offset by a decrease in transactions of 1.0%. In fiscal 2020, comparable restaurant sales at franchised restaurants decreased 2.0%. In fiscal 2019 and 2018, comparable restaurant sales at franchised restaurants increased 2.0% and 1.8%, respectively.

Restaurant Development

In fiscal 2020, we opened one company-operated restaurant, and our franchisees opened three new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2020, we did not close any restaurants. Our franchisees closed seven restaurants. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year Ended
	2020	2019	2018
Company-operated restaurant activity:
Beginning of period	195	213	212
Openings	1	2	8
Restaurant sale to franchisee	—	(16)	—
Closures	—	(4)	(7)
Restaurants at end of period	196	195	213
Franchised restaurant activity:
Beginning of period	287	271	265
Openings	3	2	9
Restaurant sale to franchisee	—	16	—
Closures	(7)	(2)	(3)
Restaurants at end of period	283	287	271
System-wide restaurant activity:
Beginning of period	482	484	477
Openings	4	4	17
Closures	(7)	(6)	(10)
Restaurants at end of period	479	482	484

As of December 30, 2020, together with our franchisees, we have remodeled 34 company-operated and 45 franchised restaurants using our Vision restaurant design. The Vision design elevates the brand image with exterior and interior features that embrace the brand’s authentic roots with warm textures, rustic elements and a focus on the signature open kitchen layout established in previous designs. As of December 30, 2020, including new builds and remodels, we had 121 restaurants open with the "Vision" design in our system. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of operations, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is

$0.3 to $0.4 million per restaurant. We believe that our remodeling program will result in higher restaurant revenue and a strengthened brand. In addition, we have finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that this new design will deliver good new unit volumes and cash on cash returns in both existing and new markets. We also believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of the end of fiscal 2020, we have completed two remodels using the new asset design. If these are successful, beginning in 2021, this new design will replace our “Vision” design, which was implemented in 2016. However, given the uncertainty surrounding the severity and longevity of the COVID-19 pandemic, as a precautionary measure we significantly reduced capital spending, including limiting our remodels in 2020. Our franchisees did not complete any remodels in 2020 as we deferred their remodel requirements until 2021. However, in 2021 we plan on resuming our standard practices for remodels including 15 company-operated and 40 franchised restaurants.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of December 30, 2020, the amount of revenue deferred related to the earned points, net of redemptions, is $0.9 million. The Company had more than 2.1 million loyalty program members as of December 30, 2020.

Key Financial Definitions

Revenue

Our revenue is derived from three primary sources: company-operated restaurant revenue, franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and franchise advertising fee revenue. See Note 15 “Revenue from Contracts with Customers” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our revenue recognition policy.

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

Franchise Expenses

Franchise expenses are primarily comprised of rent expenses incurred on properties leased by us and then sublet to franchisees, and expenses incurred in support of franchisee information technology systems. Additionally, franchise expenses also include all expenses of the advertising fund representing the franchised restaurants portion of advertising expenses.

Depreciation and Amortization

Depreciation and amortization primarily consist of the depreciation of property and equipment, including leasehold improvements and equipment.

Loss on Disposal of Assets

Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

Impairment and Closed-Store Reserves

We review long-lived assets such as property, equipment, and intangibles, as well as ROU assets in a net asset position, on a unit-by-unit basis for impairment when events or circumstances indicate a carrying value of the assets that may not be recoverable. We consider a triggering event, related to long-lived assets or ROU assets in a net asset position, to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, we consider a triggering event related to ROU assets, to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than current lease payments. If we conclude that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and such charges could be material.

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

Results of Operations

Fiscal Year 2020 Compared to Fiscal Year 2019

Our operating results for the fiscal years ended December 30, 2020 and December 25, 2019, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2020		2019
	(53-Weeks)		(52-Weeks)		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Operations Data:
Revenue
Company-operated restaurant revenue	$374,064	87.8	$391,112	88.4	$(17,048)	(4.4)
Franchise revenue	29,418	6.9	28,819	6.5	599	2.1
Franchise advertising fee revenue	22,605	5.3	22,399	5.1	206	0.9
Total revenue	426,087	100.0	442,330	100.0	(16,243)	(3.7)
Cost of operations
Food and paper costs (1)	98,774	26.4	109,264	27.9	(10,490)	(9.6)
Labor and related expenses (1)	114,455	30.6	116,703	29.8	(2,248)	(1.9)
Occupancy and other operating expenses (1)	92,422	24.7	92,005	23.5	417	0.5
Gain on recovery of insurance proceeds, lost profits (1)	(2,000)	(0.5)	—	—	(2,000)	N/A
Company restaurant expenses (1)	303,651	81.2	317,972	81.3	(14,321)	(4.5)
General and administrative expenses	35,918	8.4	40,389	9.1	(4,471)	(11.1)
Legal settlements	2,566	0.6	—	—	2,566	N/A
Franchise expenses	28,761	6.8	27,612	6.2	1,149	4.2
Depreciation and amortization	16,878	4.0	17,855	4.0	(977)	(5.5)
Loss on disposal of assets	189	0.0	266	0.1	(77)	(28.9)
Recovery of securities lawsuits related legal expenses and other insurance claims	(123)	(0.0)	(10,000)	(2.3)	9,877	(98.8)
Impairment and closed-store reserves	4,691	1.1	4,852	1.1	(161)	(3.3)
Loss on disposition of restaurants	—	—	5,058	1.1	(5,058)	N/A
Total expenses	392,531	92.1	404,004	91.3	(11,473)	(2.8)
Income from operations	33,556	7.9	38,326	8.7	(4,770)	(12.4)
Interest expense, net	3,292	0.8	3,687	0.8	(395)	(10.7)
Income tax receivable agreement expense	139	0.0	57	—	82	143.9
Income before provision for income taxes	30,125	7.1	34,582	7.8	(4,457)	(12.9)
Provision for income taxes	5,651	1.3	9,682	2.2	(4,031)	(41.6)
Net income	$24,474	5.7	$24,900	5.6	$(426)	(1.7)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

In fiscal 2020, company-operated restaurant revenue decreased $17.0 million, or 4.4%, due to a $11.9 million decrease in revenue from the closure of four restaurants and the 16 company-operated restaurants sold by the Company to franchisees during or subsequent to the first quarter of the prior year, a decrease in company-operated restaurant revenue of $11.2 million due to a 3.0% decrease in company-operated comparable restaurant sales, which we believe was primarily related to the impact of the COVID-19 pandemic, and a $1.8 million decrease due to temporary restaurant closures, primarily due to the COVID-19 pandemic. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business. This company-operated restaurant sales decrease was partially offset by an increase of $3.0 million of non-comparable restaurant sales on restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and a $0.3 million increase in revenue recognized for our loyalty points program. Company-operated restaurant revenue was also favorably impacted by $4.6 million for the additional week of operations in a 53-week fiscal year. The company-operated comparable restaurant sales decrease consisted of a decline in transactions of 15.8%, partially offset by a 15.3% increase in average check size. It is uncertain whether the increase in average check size will persist once the pandemic ends.

Franchise Revenue

In fiscal 2020, franchise revenue increased $0.6 million, or 2.1%. This increase was primarily due to the opening of three new franchised restaurants and sixteen company-operated restaurants sold by the Company to franchisees during or after the first quarter of the prior year, as well as $0.7 million for the additional week of franchise revenue recognized in a 53-week fiscal year. This franchise revenue increase was partially offset by a franchise comparable sales restaurant decline of 2.0%, which we believe was primarily due to the COVID-19 pandemic, and the closure of eight franchise locations during the same period. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.

Franchise Advertising Fee Revenue

Franchise advertising fee revenue increased $0.2 million, or 0.9% from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the year-to-date fluctuation was due to the increases noted in franchise revenue above.

Food and Paper Costs

Food and paper costs decreased $10.5 million, or 9.6%, in fiscal 2020, due to a $9.2 million decrease in food costs and a $1.3 million decrease in paper costs. The decrease in food and paper costs resulted primarily from lower company transactions due to the COVID-19 pandemic, lower food waste and increased efficiencies. These decreases were partially offset by a $1.2 million increase in food and paper costs for the additional week of operations in a 53-week fiscal year and commodity inflation. Food and paper costs as a percentage of company-operated restaurant revenue were 26.4% in fiscal 2020, compared to 27.9% in fiscal 2019. This percentage decrease was due primarily to an increase in pricing, partially offset by commodity inflation.

Labor and Related Expenses

Labor and related expenses decreased $2.2 million, or 1.9%, in fiscal 2020. The decrease was due primarily to a reduction in labor by restaurants closed or sold to franchisees, adjustments to the labor model based on dining room closures, operating hours and lower sales volumes and lower group insurance and workers compensation expense due to decreased claims activity. These decreases were partially offset by higher wages primarily due to minimum wage increases in California during fiscal 2019 and 2020, labor costs associated with the COVID-19 pandemic, and $1.6 million for the additional week of operations in a 53-week fiscal year. Labor and related expenses as a percentage of company-operated restaurant revenue were 30.6% in fiscal 2020, compared to 29.8% in fiscal 2019. The increase was due primarily to wage increases in California and labor costs associated with the COVID-19 pandemic. Partially offsetting these increases were the positive impacts of an increase in pricing and labor efficiencies.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $0.4 million, or 0.5%, in fiscal 2020. The increase was primarily due to a $2.5 million increase in customer order delivery fees payable to third parties due to an increase in delivery orders and a $0.3 million increase in other operating expenses, primarily related to the additional week of operations in a 53-week fiscal year. These increases were partially offset by an $0.8 million decrease in advertising expenses, a $0.7 million decrease in repair and maintenance costs, a $0.5 million decrease in utilities costs, and a $0.4 million decrease in occupancy costs, primarily related to a reduction in rent expense from restaurants closed or sold to franchisees. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.7% in fiscal 2020, compared to 23.5% in fiscal 2019, primarily due to the increases noted above and sales deleverage.

Gain on Recovery of Insurance Proceeds, Lost Profits

In fiscal 2020, we received business interruption insurance proceeds of $2.0 million, primarily related to restaurant sales losses and expenses related to the COVID-19 pandemic and resulting dining room closures.

General and Administrative Expenses

General and administrative expenses decreased $4.4 million, or 11.1%, in fiscal 2020. The decrease was due primarily to a $3.5 million decrease in legal expenses related primarily to a decrease in securities class action litigation costs, a $1.2 million decrease in labor related costs, largely related to a decrease in management bonus expense, a decrease in severance expense and lower group insurance costs, partially offset by the impact of an additional week of operations in a 53-week fiscal year. Further, there was a $0.2 million decrease in recruiting costs and a $0.3 million decrease in other general and administrative expenses. These decreases were partially offset by a $0.8 million increase in stock compensation expenses.

General and administrative expenses as a percentage of total revenue were 8.4% in fiscal 2020, compared to 9.1% in fiscal 2019. This decrease is primarily due to the cost decreases noted above.

Legal Settlements

Legal settlements were $2.6 million in fiscal 2020, related to resolution of the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights, as well as amounts incurred related to the payment of the final settlement amounts for consolidated wage and hour class action lawsuits resolved during fiscal 2020.

Franchise Expenses

Franchise expenses increased $1.1 million, or 4.2%, in fiscal 2020. The increase was primarily due to an increase in expenses initially paid by the Company on behalf of the franchisee, and subsequently reimbursed by the franchisee. Specifically, these expenses were related to advertising expenses and rent expense for locations sub-leased.

Recovery of Securities Class Action Legal Expenses and Other Insurance Claims

During fiscal 2020, we received insurance proceeds of $0.1 million related to a property claim. During fiscal 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. See Note 13, “Commitments and Contingencies—Legal Matters” in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

Impairment and Closed-Store Reserves

During fiscal 2020, we recorded a $3.5 million non-cash impairment charge primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. During fiscal 2019, we recorded a $3.6 million non-cash impairment charge primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and one restaurant closed during fiscal 2019, and the long-lived assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

During fiscal 2020, we recognized $1.2 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

During fiscal 2019, we closed two restaurants in California and two in Texas and recognized $1.3 million of closed-store reserve expense for fiscal 2019, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Loss on Disposition of Restaurants

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

These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the fiscal year ended December 25, 2019. These restaurants are included in the total number of franchised El Pollo Loco restaurants.

Interest Expense, Net

For fiscal 2020, net interest expense, decreased by $0.4 million, primarily related to lower interest rates and lower outstanding balances on our 2018 Revolver.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In each of fiscal 2020 and fiscal 2019 we recognized income tax receivable agreement expense of $0.1 million. In fiscal 2020 and 2019, we paid $5.2 million and $5.8 million, respectively, to our pre-IPO stockholders under the TRA.

Provision for Income Taxes

In fiscal 2020, we recorded an income tax expense of $5.7 million, compared to income tax expense of $9.7 million in fiscal 2019, reflecting an estimated effective tax rate of 18.8% and 28.0%, respectively. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 18.8% for the year-to-date ended December 30, 2020 is primarily a result of windfall tax benefit related to stock options exercised and state taxes, a Work Opportunity Tax Credit benefit and the change in valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction.

The difference between the 21.0% statutory rate and the Company’s effective tax rate of 28.0% for the year ended December 25, 2019 is primarily a result of state taxes and the change in valuation allowance against our deferred tax assets recorded in each of fiscal 2018 and fiscal 2017.

Fiscal Year 2019 Compared to Fiscal Year 2018

Our operating results for the fiscal years ended December 25, 2019 and December 26, 2018, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2019		2018
	(52-Weeks)		(52-Weeks)		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Operations Data:
Revenue
Company-operated restaurant revenue	$391,112	88.4	$388,835	89.2	$2,277	0.6
Franchise revenue	28,819	6.5	25,771	5.9	3,048	11.8
Franchise advertising fee revenue	22,399	5.1	21,222	4.9	1,177	5.5
Total revenue	442,330	100.0	435,828	100.0	6,502	1.5
Cost of operations
Food and paper costs (1)	109,264	27.9	111,142	28.6	(1,878)	(1.7)
Labor and related expenses (1)	116,703	29.8	112,417	28.9	4,286	3.8
Occupancy and other operating expenses (1)	92,005	23.5	91,385	23.5	620	0.7

Company restaurant expenses (1)	317,972	81.3	314,944	81.0	3,028	1.0
General and administrative expenses	40,389	9.1	50,261	11.5	(9,872)	(19.6)
Legal settlements	—	—	36,258	8.3	(36,258)	(100.0)
Franchise expenses	27,612	6.2	24,429	5.6	3,183	13.0
Depreciation and amortization	17,855	4.0	17,825	4.1	30	0.2
Loss on disposal of assets	266	0.1	278	0.1	(12)	(4.3)
Recovery of securities lawsuits related legal expenses	(10,000)	(2.3)	(8,356)	(1.9)	(1,644)	19.7
Impairment and closed-store reserves	4,852	1.1	9,650	2.2	(4,798)	(49.7)
Loss on disposition of restaurants	5,058	1.1	—	—	5,058	N/A
Total expenses	404,004	91.3	445,289	102.2	(41,285)	(9.3)
Income (loss) from operations	38,326	8.7	(9,461)	(2.2)	47,787	(505.1)
Interest expense, net	3,687	0.8	3,502	0.8	185	5.3
Income tax receivable agreement expense (benefit)	57	—	(761)	(0.2)	818	(107.5)
Income (loss) before provision for income taxes	34,582	7.8	(12,202)	(2.8)	46,784	(383.4)
Provision (benefit) for income taxes	9,682	2.2	(3,208)	(0.7)	12,890	(401.8)
Net income (loss)	$24,900	5.6	$(8,994)	(2.1)	$33,894	(376.9)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

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

Labor and Related Expenses

Payroll and benefit expenses increased $4.3 million, or 3.8%, in fiscal 2019. This increase was due primarily to additional labor needs arising from the opening of two new restaurants in fiscal 2019 and eight new restaurants in fiscal 2018, minimum wage increases in California and, specifically, Los Angeles, and higher workers' compensation expense due to increased claims activity, partially offset by a reduction in labor for restaurant closures and locations sold to franchisees in fiscal 2019 and 2018. Payroll and benefit expenses as a percentage of company-operated restaurant revenue were 29.8% in fiscal 2019, compared to 28.9% in fiscal 2018. This increase was primarily due to the wage increases noted above, partially offset by higher restaurant revenue from increases in pricing.

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

Legal Settlements

Legal settlements decreased $36.3 million in fiscal 2019. The decrease was due to (i) an accrual in 2018 of a settlement amount in fiscal 2019 related to an agreement in principle to settle all claims and allegations for the securities class action as discussed in Note 13 “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report and (ii) an accrual in 2018 of an expected settlement amount related to an agreement in principle to settle all claims and allegations related to multiple wage and hour class action suits as discussed in Note 13 “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

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

During fiscal 2018, we determined that the carrying value of assets at certain restaurants may not be recoverable. As a result, we recorded a $5.1 million impairment expense primarily related to four restaurants in Arizona, California and Texas, including a restaurant in Texas that opened in early 2018.

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

Interest Expense, Net

For fiscal 2019, net interest expense, increased by $0.2 million, primarily due to higher outstanding balances on our 2018 Revolver, partially offset by interest income received related to the interest rate swap entered into during fiscal 2019. See Note 6 “Long-Term Debt-Interest Rate Swap" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

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

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes ("AUV"), restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2020, our restaurants generated company-operated restaurant revenue of $374.1 million and system-wide sales of $879.6 million, and system comparable sales decline of 2.4%, consisting of company-operated restaurant comparable sales decline of 3.0% and franchised comparable sales decline of 2.0%. The company-operated comparable sales decrease consisted of a 15.8% transaction decrease, partially offset by a 15.3% check growth. In fiscal 2020, for company-operated restaurants, our annual AUV was $1.9 million, restaurant contribution margin was 18.8%, and Adjusted EBITDA was $61.6 million.

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

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company-operated restaurant revenue and comparable restaurant sales may fluctuate. In addition, we expect our company-operated restaurant revenue and comparable restaurant sales to continue to fluctuate significantly due to the current COVID-19 pandemic. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Fiscal Year
(Dollar amounts in thousands)	2020	2019	2018
Company-operated restaurant revenue	$374,064	$391,112	$388,835
Franchise revenue	29,418	28,819	25,771
Franchise advertising fee revenue	22,605	22,399	21,222
Total Revenue	426,087	442,330	435,828
Franchise revenue	(29,418)	(28,819)	(25,771)
Franchise advertising fee revenue	(22,605)	(22,399)	(21,222)
Sales from franchised restaurants	505,559	503,413	479,574
System-wide sales	$879,623	$894,525	$868,409

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 30, 2020, December 25, 2019 and December 26, 2018, there were 465, 460, and 449 comparable restaurants, 190, 195, and 195 company-operated and 275, 265 and 254 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2020	2019	2018
Restaurant contribution:
Income (loss) from operations	$33,556	$38,326	$(9,461)
Add (less):
General and administrative expenses	35,918	40,389	50,261
Legal settlements	2,566	—	36,258
Franchise expenses	28,761	27,612	24,429
Depreciation and amortization	16,878	17,855	17,825
Loss on disposal of assets	189	266	278
Franchise revenue	(29,418)	(28,819)	(25,771)
Franchise advertising fee revenue	(22,605)	(22,399)	(21,222)
Recovery of securities lawsuits related legal expenses and other insurance claims	(123)	(10,000)	(8,356)
Impairment and closed-store reserves	4,691	4,852	9,650
Loss on sale of restaurants	—	5,058	—
Restaurant contribution	$70,413	$73,140	$73,891

Company-operated restaurant revenue:
Total revenue	$426,087	$442,330	$435,828
Less:
Franchise revenue	(29,418)	(28,819)	(25,771)
Franchise advertising fee revenue	(22,605)	(22,399)	(21,222)
Company-operated restaurant revenue	$374,064	$391,112	$388,835

Restaurant contribution margin (%)	18.8%	18.7%	19.0%

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

The following table sets forth reconciliations of our net (loss) income to EBITDA and Adjusted EBITDA:

	Fiscal Year
(Amounts in thousands)	2020	2019	2018
Net income (loss)	$24,474	$24,900	$(8,994)
Non-GAAP adjustments:
Provision (benefit) for income taxes	5,651	9,682	(3,208)
Interest expense, net of interest income	3,292	3,687	3,502
Depreciation and amortization	16,878	17,855	17,825
EBITDA	$50,295	$56,124	$9,125
Stock-based compensation expense (a)	3,093	2,474	1,278
Loss on disposal of assets (b)	189	266	278
Recovery of securities lawsuits related legal expense and other insurance claims (c)	(123)	(10,000)	(8,356)
Impairment and closed-store reserves (d)	4,691	4,852	9,650
Loss on disposition of restaurants (e)	—	5,058	—
Income tax receivable agreement expense (income) (f)	139	57	(761)
Securities class action legal expense (g)	604	3,181	13,532
Legal settlements (h)	2,566	—	36,258
Pre-opening costs (i)	141	366	837
Executive transition costs (j)	—	151	1,081
Adjusted EBITDA	$61,595	$62,529	$62,922
(a)	Includes non-cash, stock-based compensation, excluding stock-based compensation costs associated with the transition of our former CEO.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	In fiscal 2020, we received insurance proceeds of $0.1 million related to a property claim. In fiscal 2019, we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit and in fiscal 2018 we received insurance proceeds of $8.4 million related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 13 “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
(d)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During fiscal 2020, we recorded non-cash impairment charges of $3.5 million for the year ended December 30, 2020, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. Given the difficulty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

During fiscal 2020, we recognized $1.2 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2019, we recorded impairment charges of $3.6 million, primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and one restaurant closed during fiscal 2019, and the long-lived assets of one restaurant in California. Additionally, during fiscal 2019, we closed two restaurants in California and two restaurants in Texas and recognized $1.3 million of closed-store reserve expense for the fiscal year ended 2019, primarily related to the amortization, property taxes and CAM payments for our closed locations.

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

(e)	During fiscal 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee, seven company-operated restaurants in the Phoenix area to another existing franchisee and five company-operated restaurants in Texas to a third franchisee, which resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the year ended December 25, 2019.
(f)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 30, 2020, December 25, 2019 and December 26, 2018, income tax receivable agreement expense (income) consisted of the amortization of interest expense, changes to future forecasted results, changes in estimates for actual tax returns filed and the timing of deductibility of certain timing differences, including for fiscal 2018 the legal settlement accruals, related to our total expected TRA payments.
(g)	Consists of costs related to the defense of securities lawsuits. See Note 13 “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
(h)	Fiscal 2020 consists of an expense of $2.6 million related to resolution of the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights, as well as amounts incurred related to the payment of the final settlement amounts for consolidated wage and hour class action lawsuits resolved during fiscal 2020.

Legal settlements of $36.3 million in fiscal 2018 included (i) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations for the securities class action and (ii) an accrual of an expected settlement amount in fiscal 2018 related to an agreement in principle to settle all claims and allegations, related to multiple wage and hour class action suits. For additional information on legal settlements, see Note 13 “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.
(j)	Includes costs associated with the transition of our CEO, such as executive recruiting costs, stock-based compensation and CEO sign-on bonus associated with the transition of our former CEO in 2018.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2018 Revolver. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations for at least the next 12 months from the issuance of the consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread (including government-mandated closures of our dining rooms) and the possibility of a subsequent resurgence of the COVID-19 outbreak after the current outbreak subsides, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

The following table presents summary cash flow information for the years indicated:

	Fiscal Year
(Amounts in thousands)	2020	2019	2018
Net cash provided by (used in)
Operating activities	$40,547	$36,135	$45,442
Investing activities	(6,690)	(10,669)	(27,802)
Financing activities	(28,708)	(24,365)	(19,221)
Net increase (decrease) in cash	$5,149	$1,101	$(1,581)

Operating Activities

In fiscal 2020, net cash provided by operating activities increased by $4.4 million compared to fiscal 2019. This increase was due primarily to favorable working capital fluctuations, partially offset by a decline in profitability after non-cash items for the year ended December 30, 2020 compared to the prior year, which we believe related to the COVID-19 pandemic.

In fiscal 2019, net cash provided by operating activities decreased by $9.3 million compared to fiscal 2018. This was due primarily to unfavorable working capital fluctuations.

Investing Activities

In fiscal 2020, net cash used in investing activities decreased by $4.0 million compared to fiscal 2019. This was due primarily to purchases of property and equipment of $6.7 million in fiscal 2020 compared to $15.4 million in fiscal 2019. This was partially offset by cash proceeds of $4.8 million received during the year ended December 25, 2019 related to the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. Capital expenditures for these periods exclude unpaid purchases of property and equipment.

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

Financing Activities

In fiscal 2020, net cash used by financing activities increased by $4.3 million compared to fiscal 2019. This increase was due primarily to $34.2 million of net pay downs on the 2018 Revolver during fiscal 2020, compared to net borrowings of $23.0 million in fiscal 2019. This was partially offset by $48.4 million of cash outflow related to stock buybacks in fiscal 2019 and an increase of $4.4 million of proceeds received from the issuance of common stock upon exercise of stock options in fiscal 2020 compared to fiscal 2019.

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

Debt and Other Obligations

Current Credit Agreement

On July 13, 2018, the Company refinanced its credit agreement with Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto (the "2014 Revolver")

pursuant to a credit agreement (the "2018 Credit Agreement") among El Pollo Loco, Inc. ("EPL"), our indirect wholly owned operating subsidiary, as borrower, and the Company and EPL Intermediate, Inc. ("Intermediate"), Holdings’ direct subsidiary, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

Under the 2018 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2018 Revolver. The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 30, 2020.

Borrowings under the 2018 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in the range of 0.25% to 1.25%. For borrowings under the 2018 Revolver during fiscal 2020, the interest rate range was 1.6% to 3.3%. For borrowings under the 2018 Revolver during fiscal 2019, the interest rate range was 3.2% to 6.0%. The interest rate under the 2018 Revolver was 1.6% at December 30, 2020 and 3.2% under the 2018 Revolver at December 25, 2019.

At December 30, 2020, $8.4 million of letters of credit and $62.8 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $78.8 million at December 30, 2020.

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

Contractual Obligations

The following table represents our contractual commitments to make future payments pursuant to our debt and other obligations disclosed above and pursuant to our restaurant operating leases outstanding as of December 30, 2020:

	Payments Due by Period
			2022 -	2024 -	2026 and
(Amounts in thousands)	Total	2021	2023	2025	thereafter
Operating leases (1)	$245,940	$28,952	$50,575	$41,192	$125,221
Finance leases	2,271	126	255	206	1,684
Long-term debt (2)	65,912	1,046	64,866	—	—
Income tax receivable agreement	3,228	1,587	1,046	595	—
Purchasing commitments—chicken	32,307	32,307	—	—	—
Total	$349,658	$64,018	$116,742	$41,993	$126,905

(1)	Includes the impact of our delay in making April, May and June rent payments on the majority of our leased properties as discussed under the COVID-19 Impact in this section above at December 30, 2020.
(2)	Includes expected interest expenses, calculated based on applicable interest rates at December 30, 2020.

Off-Balance Sheet Arrangements

At both December 30, 2020 and December 25, 2019, we had $8.4 million of borrowing capacity on the 2018 Revolver pledged as collateral to secure outstanding letters of credit.

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

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

Revenue Recognition

We record revenue from company-operated restaurants as food and beverage products are delivered to customers and payment is tendered at the time of sale. We present sales net of sales-related taxes and promotional allowances. In the case of gift card sales, we record revenue when the gift card is redeemed by the customer. We record royalties from franchised restaurant sales based on a percentage of restaurant revenues in the period that the related franchised restaurants’ revenues are earned. The initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and are, therefore, treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, are recognized over the franchise, or renewal, term, which is typically 20 years. For additional information regarding the revenue recognition see "Note 2. Summary of Significant Accounting Policies" and "Note 15. Revenue from Contracts with Customers" in our accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

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

Due to the recent impact of the COVID-19 pandemic to the global economy, including but not limited to the volatility of our stock price as well as that of our competitors and the challenging environment for the restaurant industry generally, we determined that there were indicators of potential impairment of our goodwill and indefinite-lived intangible assets during fiscal 2020. As such, we performed an impairment assessment for both goodwill and indefinite-lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. Accordingly, we did not record any impairment to goodwill or indefinite-lived intangible assets during the year ended December 30, 2020. The ultimate severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

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

Accounting for Lease Obligations

We lease a substantial number of our restaurant properties. At the inception of each lease, we evaluate the property and the lease to determine whether the lease is an operating lease or a finance lease. This lease accounting evaluation may require significant judgment in determining the fair value and useful life of the leased property and the appropriate lease term. The lease term used for the evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured because failure to exercise such an option would result in an economic penalty. Such an economic penalty would typically result from our having to abandon a building or fixture with remaining economic value upon vacating a property.

We make significant assumptions and judgments related to determination of whether a contract contains a lease and the discount rate used for the lease. In determining if any of our contracts contain a lease, we make assumptions and judgments related to our ability to direct the use of any assets stated in the contract and the likelihood of renewing any short-term contracts for a period extending past twelve months. We also make significant assumptions and judgments in determining an appropriate discount rate for property leases. These include using a consistent discount rate for a portfolio of leases entered into at varying dates, using the full 20-year term of the lease, excluding any options, and using the total minimum lease payments. We utilize a third-party valuation firm to assist in determining the discount rate, based on the above assumptions. For all other leases, we use the discount rate implicit in the lease, or the Company’s incremental borrowing rate.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 30, 2020, we had no federal and less than $0.1 million state net operating loss (“NOL”) carryforwards. These State NOLs expire beginning 2028.

A valuation allowance is required when there is significant uncertainty as to whether certain deferred tax assets can be realized. The ability to realize deferred tax assets is dependent upon our ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each tax jurisdiction. We have considered the following possible sources of taxable income when assessing the realization of our deferred tax assets:

●	future reversals of existing taxable temporary differences;
●	future taxable income or loss, exclusive of reversing temporary differences and carryforwards;
●	tax-planning strategies; and
●	taxable income in prior carryback years.

We will continue to reevaluate the continued need for a valuation allowance. Relevant factors include:

●	current financial performance;
●	our ability to meet short-term and long-term financial and taxable income projections;
●	the overall market environment; and
●	the volatility and trends in the industry in which we operate.

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

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. We are permitted to make TRA payments under the 2018 Revolver. In fiscal 2020, we recognized an expense of $0.1 million as a result of changes to future forecasted results and deduction of 2018 legal settlement accrual in current year. In fiscal 2019, we recognized an expense of less than $0.1 million as a result of changes to future forecasted results. In fiscal 2018, we recognized a benefit of $0.8 million, as a result of changes to future forecasted results and the timing of the deductibility of certain temporary differences including the current year legal settlement accruals.

In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. As of fiscal 2020, the deferred asset balance related to these various tax credits, net of valuation allowance was $2.5 million. The fiscal 2020 provision includes a $6.1 million valuation allowance against our deferred tax asset, resulting from certain tax credits that may not be realizable prior to the time the credits expire. Also, in fiscal 2020, federal work opportunity tax credits (“WOTC”) of approximately $0.3 million were generated.

On March 27, 2020, President Trump signed into a law a stimulus package, the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which contains several tax provisions and deferral of employer Social Security taxes that are otherwise owed for wage payments. The tax provisions include a correction of a previous drafting error related to qualified improvement property ("QIP") and immediate refundability of all remaining alternative minimum tax ("AMT") credits. The new provisions did not have a material impact on our consolidated financial statements.

During the year ended December 30, 2020, we received a Notice of Proposed Adjustment (“NOPA”) for the years ended December 27, 2017 and December 28, 2016, related to our methodology regarding the ordering of utilization of AMT NOLs. This resulted in payment of $0.4 million, and the audit is closed. As a result of the CARES Act, discussed above, this amount is immediately refundable upon filing of a Form 1139, which we filed during the year ended December 30, 2020 and recognized a receivable, included in Accounts and other receivables within the consolidated balance sheet as of December 30, 2020.

Stock-Based Compensation

We measure and recognize compensation expense for the estimated fair value of equity instruments for employees and non-employee directors based on the grant-date fair value of the award. For awards that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. The Company did not grant any options during fiscal 2020. In fiscal 2020, the Company granted 415,022 restricted stock awards, with an exercise price equal to the fair market value of the common stock on the date of grant. The awards granted in fiscal 2020, 2019 and 2018 had a four-year vesting period for employees and three-year vesting period for directors. Included in the fiscal 2018 restricted stock award grants were 72,116 performance share units which have a five-year term. Performance share units are granted at fair market value on the date of grant and are subject to service-based and market-based vesting conditions. For stock options that were based on performance requirements, costs were recognized over the periods to which the performance criteria related. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, we utilize the Black–Scholes option pricing model.

Derivative Financial Instruments

We use an interest rate swap, a derivative instrument, to hedge interest rate risk and is not used for trading purposes. The derivative contract is entered into with financial institutions.

We record the derivative instrument at fair value within other assets on its consolidated balance sheet. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified into earnings immediately.

As a result of the use of an interest rate swap, we are exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, we will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of December 30, 2020, the counterparty to our interest rate swap has performed in accordance with their contractual obligation

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 “Summary of Significant Accounting Policies" in our accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest at USD LIBOR plus a margin between 1.25% and 2.25%. As of December 30, 2020, we had outstanding borrowings of $62.8 million related to our 2018 Revolver and another $8.4 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, LIBOR is expected to be phased out beginning after 2021. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. When LIBOR ceases to exist, we may need to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If future rates based upon a successor rate are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps, we effectively had $22.8 million of long-term debt subject to variations in interest rates and a one percent increase in the variable rate of interest would increase annual interest expense by $0.2 million.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL POLLO LOCO HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) as of December 30, 2020 and December 25, 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2020 and December 25, 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2021 expressed an unqualified opinion thereon.

Change in Accounting Method Related to Leases

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Restaurant Property and Equipment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company reviews its long-lived assets related to restaurants held and used in the business, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For certain restaurants, indicators of impairment of the related property and equipment were present. As such, for these restaurants, management compared the projected undiscounted cash flow to the carrying value, concluding that their carrying values were not recoverable. To determine the loss for impairment, the Company was required to estimate the fair value of certain restaurants. Total property and equipment, net of accumulated depreciation was $79.6 million as of December 30, 2020. For the year ended December 30, 2020, the Company recorded an impairment loss of $3.0 million on restaurant property and equipment.

We identified the Company’s evaluation of impairment of restaurant property and equipment as a critical audit matter. The undiscounted future cash flows used in the Company's restaurant property and equipment impairment analysis requires management to develop estimates and assumptions about future revenue transaction growth rates, pricing changes, and restaurant operating margins, which are made more uncertain by the significant and evolving impact of COVID-19 on the Company’s business. For those restaurants where the carrying value of the related property and equipment were not deemed recoverable, management estimated the fair value of the assets. Auditing these significant judgments and assumptions involved especially challenging auditor judgment and increased effort in performing procedures.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the completeness and accuracy of data used in the projected undiscounted cash flow models, including recalculating the projected undiscounted cash flows for selected restaurants.
●	Evaluating the reasonableness of management’s assumptions over the future revenue transaction growth rates, pricing changes, and restaurant operating margin assumptions for select restaurants by (i) comparing them to historical information for both company-owned and franchised restaurants in the same market, (ii) comparing them to recent trends by restaurant, considering the changes in the Company’s business model and uncertainties related to the COVID-19 pandemic, and (iii) comparing them to restaurant industry revenue growth rates based on market data to determine if contradictory evidence existed.
●	Evaluating the reasonableness of management’s estimate of the fair value of the assets by comparing the market participant assumptions, including the discount rate applied to the estimated cash flows, to current market data and industry information on the recovery outlook for the restaurant industry.

Impairment of Right of Use Assets for Closed Restaurant Locations

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company reviews its long-lived assets related to restaurants held and used in the business, including right of use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable, for example, if the leased location has been closed or subleased and future estimated sublease income is less than current lease payments. For some leases, indicators of impairment of operating lease ROU assets were present. As such, for these leases, management compared the projected undiscounted cash flow models to the respective carrying values, concluding that the carrying values were not recoverable. This required the Company to estimate the fair value of the ROU assets for these leases in order to measure the amount of impairment expense. Total operating lease ROU assets, net related to closed or subleased restaurant locations was $27.7 million as of December 30, 2020. For the year ended December 30, 2020, the Company has recorded an impairment loss of $0.5 million on operating lease ROU assets.

We identified the Company’s evaluation of impairment of ROU assets for closed restaurant locations as a critical audit matter. The projected undiscounted cash flow models used in the Company's operating lease ROU asset impairment analysis for closed restaurant locations requires management to make subjective estimates and assumptions about the current market lease-up period and sublease rental rates. Auditing these significant judgments and assumptions involved especially challenging auditor judgment and increased effort in performing procedures, including the involvement of individuals with specialized skills and knowledge.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the completeness and accuracy of data used in the projected undiscounted cash flow models (i.e. the lease-up period and future sublease income), including recalculating the projected undiscounted cash flows for closed restaurant locations.
●	Evaluating the reasonableness of Management’s assumptions about current market conditions such as the lease-up period and sublease rental rates by (i) comparing them to comparable properties and available market data, and (ii) evidence obtained in the audit to consider whether new or contradictory information existed.
●	Utilizing personnel with specialized knowledge and skill in valuation to assess the reasonableness of the lease-up period and market assumptions by independently developing an expectation using publicly available market data and industry trends.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

Costa Mesa, California

March 15, 2021

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 30,	December 25,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$13,219	$8,070
Accounts and other receivables, net	9,963	8,505
Inventories	2,100	2,009
Prepaid expenses and other current assets	3,865	5,718
Income tax receivable	2,522	376
Total current assets	31,669	24,678
Property and equipment, net	79,642	91,778
Property and equipment held under finance lease, net	1,661	—
Property and equipment held under operating leases, net ("ROU asset")	177,129	192,395
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	3,166	3,709
Other assets	1,392	1,630
Total assets	$605,221	$624,752
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$70	$34
Current portion of obligations under operating leases	19,907	16,406
Accounts payable	7,472	5,627
Accrued salaries and vacation	10,166	8,618
Accrued insurance	10,416	9,440
Accrued interest	89	302
Current portion of income tax receivable agreement payable	1,577	4,935
Other accrued expenses and current liabilities	16,715	28,597
Total current liabilities	66,412	73,959
Revolver loan	62,800	97,000
Obligations under finance leases, net of current portion	1,692	83
Obligations under operating leases, net of current portion	178,658	197,492
Deferred taxes	5,227	1,672
Income tax receivable agreement payable, net of current portion	1,562	3,301
Other noncurrent liabilities	11,292	5,679
Total liabilities	327,643	379,186
Commitments and contingencies (Note 13)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 36,423,505 and 35,126,582 shares issued and outstanding as of December 30, 2020 and December 25, 2019, respectively	364	351
Additional paid-in-capital	339,561	330,950
Accumulated deficit	(61,514)	(85,988)
Accumulated other comprehensive (loss) income	(833)	253
Total stockholders’ equity	277,578	245,566
Total liabilities and stockholders’ equity	$605,221	$624,752

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share data)

	For the Fiscal Years Ended
	December 30, 2020	December 25, 2019	December 26, 2018

Revenue
Company-operated restaurant revenue	$374,064	$391,112	$388,835
Franchise revenue	29,418	28,819	25,771
Franchise advertising fee revenue	22,605	22,399	21,222
Total revenue	426,087	442,330	435,828
Cost of operations
Food and paper cost	98,774	109,264	111,142
Labor and related expenses	114,455	116,703	112,417
Occupancy and other operating expenses	92,422	92,005	91,385
Gain on recovery of insurance proceeds, lost profits	(2,000)	—	—
Company restaurant expenses	303,651	317,972	314,944
General and administrative expenses	35,918	40,389	50,261
Legal settlements	2,566	—	36,258
Franchise expenses	28,761	27,612	24,429
Depreciation and amortization	16,878	17,855	17,825
Loss on disposal of assets	189	266	278
Recovery of securities lawsuits related legal expenses and other insurance claims	(123)	(10,000)	(8,356)
Impairment and closed-store reserves	4,691	4,852	9,650
Loss on disposition of restaurants	—	5,058	—
Total expenses	392,531	404,004	445,289
Income (loss) from operations	33,556	38,326	(9,461)
Interest expense, net	3,292	3,687	3,502
Income tax receivable agreement expense (income)	139	57	(761)
Income (loss) before provision (benefit) for income taxes	30,125	34,582	(12,202)
Provision (benefit) for income taxes	5,651	9,682	(3,208)
Net income (loss)	$24,474	$24,900	$(8,994)
Net income (loss) per share
Basic	$0.70	$0.68	$(0.23)
Diluted	$0.68	$0.67	$(0.23)
Weighted-average shares used in computing net income (loss) per share
Basic	35,193,325	36,739,209	38,574,553
Diluted	35,796,406	37,441,503	38,574,553

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)

	For the Fiscal Years Ended
	December 30,	December 25,	December 26,
	2020	2019	2018
Net income (loss)	$24,474	$24,900	$(8,994)
Other comprehensive (loss) income
Changes in derivative instruments
Unrealized net (losses) gains arising during the period from interest rate swap	(1,762)	430	—
Reclassifications of losses (gains) into net income	278	(84)	—
Income tax benefit (expense)	398	(93)	—
Other comprehensive (loss) income, net of taxes	(1,086)	253	—
Comprehensive income (loss)	$23,388	$25,153	$(8,994)

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 28, 2017	38,661,850	$387	$372,990	$(98,427)	$—	$274,950
Cumulative effect of accounting change (see Note 2)	—	—	—	(3,467)	—	(3,467)
Stock-based compensation	—	—	2,005	—	—	2,005
Issuance of common stock related to restricted shares, net	155,229	1	(1)	—	—	—
Issuance of common stock upon exercise of stock options	269,549	3	1,834	—	—	1,837
Shares repurchased for employee tax withholdings	(10,768)	—	(114)	—	—	(114)
Repurchase of common stock	(66,409)	(1)	(980)	—	—	(981)
Net loss	—	—	—	(8,994)	—	(8,994)
Balance, December 26, 2018	39,009,451	390	375,734	(110,888)	—	265,236
Stock-based compensation	—	—	2,474	—	—	2,474
Issuance of common stock related to restricted shares, net	309,404	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	234,728	2	1,448	—	—	1,450
Shares repurchased for employee tax withholdings	(31,397)	—	(365)	—	—	(365)
Repurchase of common stock	(4,395,604)	(43)	(48,339)	—	—	(48,382)
Other comprehensive income, net of income tax	—	—	—	—	253	253
Net income	—	—	—	24,900	—	24,900
Balance, December 25, 2019	35,126,582	351	330,950	(85,988)	253	245,566
Stock-based compensation	—	—	3,093	—	—	3,093
Issuance of common stock related to restricted shares, net	439,061	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	970,736	10	5,856	—	—	5,866
Shares repurchased for employee tax withholdings	(23,407)	—	(335)	—	—	(335)
Forfeiture of common stock related to restricted shares	(89,467)	(1)	1	—	—	—
Other comprehensive loss, net of income tax	—	—	—	—	(1,086)	(1,086)
Net income	—	—	—	24,474	—	24,474
Balance, December 30, 2020	36,423,505	$364	$339,561	$(61,514)	$(833)	$277,578

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended
	December 30,	December 25,	December 26,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$24,474	$24,900	$(8,994)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	16,878	17,855	17,825
Bad debt expense	190	—	—
Stock-based compensation expense	3,093	2,474	2,005
Income tax receivable agreement expense (income)	139	57	(761)
Loss on disposition of restaurants	—	5,058	—
Loss on disposal of assets	189	266	278
Impairment of property and equipment	3,498	3,559	5,147
Closed-store reserve expense	—	—	4,503
Amortization of deferred financing costs	252	251	280
Amortization of favorable and unfavorable leases, net	—	—	(47)
Deferred income taxes, net	4,008	9,578	(3,428)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,155)	1,094	(2,387)
Inventories	(92)	338	(190)
Prepaid expenses and other current assets	1,853	(2,727)	(319)
Income taxes receivable/payable	(2,145)	(448)	37
Other assets	(13)	(412)	122
Accounts payable	666	(3,192)	482
Accrued salaries and vacation	1,548	1,044	235
Accrued insurance	976	2,364	1,225
Payment related to tax receivable agreement	(5,237)	(5,764)	(7,272)
Other accrued expenses and liabilities	(8,575)	(20,160)	36,701
Net cash flows provided by operating activities	40,547	36,135	45,442
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	4,770	—
Purchase of property and equipment	(6,690)	(15,439)	(27,802)
Net cash flows used in investing activities	(6,690)	(10,669)	(27,802)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	59,500	42,000	13,307
Payments on revolver and swingline loan	(93,700)	(19,000)	(33,000)
Minimum tax withholdings related to net share settlements	(335)	(365)	(114)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	5,866	1,450	1,837
Payment of obligations under finance leases	(39)	(68)	(132)
Deferred financing costs for revolver loan	—	—	(138)
Repurchases of common stock	—	(48,382)	(981)
Net cash flows used in financing activities	(28,708)	(24,365)	(19,221)
Increase (decrease) in cash and cash equivalents	5,149	1,101	(1,581)
Cash and cash equivalents, beginning of period	8,070	6,969	8,550
Cash and cash equivalents, end of period	$13,219	$8,070	$6,969

	For the Fiscal Years Ended
	December 30,	December 25,	December 26,
	2020	2019	2018
Supplemental cash flow information
Cash paid during the period for interest	$2,956	$3,649	$3,393
Cash paid during the period for income taxes	$4,225	$558	$183
Unpaid purchases of property and equipment	$1,925	$746	$1,543
Schedule of non-cash transactions
Borrowing on revolver for financing fees	$—	$—	$693

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, Utah and Louisiana, specialize in fire-grilling citrus-marinated chicken in a wide variety of contemporary Mexican and LA-inspired entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, variations on our Pollo Bowl®, Pollo Salads and our Pollo Fit entrees. At December 30, 2020, the Company operated 196 (143 in the greater Los Angeles area) and franchised 283 (136 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses one restaurant in the Philippines. The Company’s largest stockholder is Trimaran Pollo Partners, L.L.C. (“LLC”), which is controlled by affiliates of Trimaran Capital, L.L.C. LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”) and has a 46.0% ownership interest as of December 30, 2020. LLC’s only material asset is its investment in Holdings.

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

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2018 Revolver (see Note 6, “Long-Term Debt”) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodel and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At December 30, 2020, the Company’s total debt was $62.8 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $13.2 million at December 30, 2020, and available borrowings under the 2018 Revolver (See Note 6 “Long-Term Debt”) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to meet certain covenants required in its 2018 Credit Agreement (as defined in Note 6), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2020, 2019, and 2018 ended on December 30, 2020, December 25, 2019 and December 26, 2018, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2019 and 2018 were 52-week fiscal years. Fiscal 2020 was a 53-week fiscal year. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters, stock-based compensation, tax receivable agreement (the “TRA”) liability, contingent liabilities and income tax valuation allowances.

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

The COVID-19 pandemic has significantly disrupted consumer demand, as well as the Company’s restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, "stay at home" directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of the Company’s sales are associated with dine-in service. Many state and local governments continue to implement certain restrictions to try and contain the spread of the virus. As of December 30, 2020 most of the Company’s markets outside of California have dining rooms open at a limited capacity, while the majority of the Company’s restaurants in California are continuing to operate on a take-away, mobile pick-up and delivery basis, as well as maintaining drive-thru operations where available, in order to comply with the government mandates. Additionally, the Los Angeles market was heavily impacted by a spike in COVID-19 cases near the end of fiscal 2020. Due to the Company’s high concentration in this market the Company was disproportionately impacted by this spike. Due to the impact of the COVID-19 pandemic, during the year ended December 30, 2020, the Company temporarily closed 154 restaurants, of which all but seven have reopened as of December 30, 2020. Similarly, during the year ended December 30, 2020, the Company’s franchisees temporarily closed 69 restaurants, of which all but three have reopened as of December 30, 2020. For both franchise- and company-operated restaurants, this represents total closures and may include more than one closure for the same restaurant. These closures typically lasted from one to three days. As of December 30, 2020, the Company had not permanently closed any restaurants due to the COVID-19 pandemic.

During fiscal 2020, the Company incurred $4.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Management has taken precautionary actions, such as initially drawing on its 2018 Revolver, which has since been paid down (see Note 6 “Long-Term Debt”), temporarily suspending all but essential capital spending and share repurchase activity, reevaluating essential support center general and administrative expenses and fine-tuning its restaurant labor model based on indoor dining room restrictions, limited dining room capacity in restaurants located in geographies where indoor dining is

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

permitted, dining room closures and fluctuating sales volumes. Additionally, management delayed making April, May and June rent payments on the majority of its leased properties and has reached agreements for rent abatement and/or deferment with the Company’s landlords for those properties. See Note 7 “Other Accrued Expenses and Current Liabilities” and Note 8 “Other Noncurrent Liabilities” for details of these balances. For the franchisees, the Company deferred 50% of their April royalties until July 1, 2020, when such royalties began to be repaid in even monthly installments over the remainder of fiscal 2020. As of December 30, 2020, all deferred royalty balances have been repaid. In addition, the Company deferred 100% of the franchisees’ 2020 remodel and new restaurant build requirements until the beginning of 2021. Management is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary. The disruption in operations led to the Company considering the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and ROU assets, goodwill and intangible assets, among others. If these disruptions to the Company’s operations from the COVID-19 pandemic continue or worsen, they may have a material negative impact on the Company’s consolidated financial condition, future results of operations and liquidity. The extent of such negative impact will depend, in part, on the longevity and severity of the COVID-19 pandemic, including the severity and transmission rates of COVID-19 variants, resurgences of COVID-19 that may continue to occur, the availability, distribution and efficacy of COVID-19 vaccines and how quickly and to what extent normal economic and operating conditions improve.

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

Cash and Cash Equivalents

The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Subsequent Events

Subsequent to December 30, 2020, the Company elected to pay down $7.0 million of outstanding borrowings on its 2018 Revolver. As of March 15, 2021, the Company had $55.8 million in outstanding borrowings under the 2018 Revolver and $85.8 million in borrowing availability. Further, the Company increased the borrowing capacity on its letter of credit by $1.6 million totaling $9.9 million as of March 15, 2021.

The Company evaluated subsequent events that have occurred after December 30, 2020, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had two suppliers for which amounts due at December 30, 2020 totaled 24.2% and 11.4% of the Company’s accounts payable. As of December 25, 2019, the Company had one supplier for which amounts due totaled 11.7% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 26.9% of the Company’s purchases for fiscal 2020, 29.0% for fiscal 2019 and 28.8% for fiscal 2018 with no amounts payable at December 30, 2020 or December 25, 2019.

In fiscal 2020, 2019 and 2018, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.3%, 70.5%, and 69.2%, respectively, of total revenue. One franchisee accounted for 11.5% of total accounts receivable as of December 30, 2020, and one franchisee accounted for 10% of total accounts receivable as of December 25, 2019.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management believes the loss of the significant supplier or franchisee could have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Accounts and Other Receivables, Net

Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees. Such receivables are due on a monthly basis, which may differ from the Company’s fiscal month-end dates. Accounts and other receivables also include credit/debit card receivables. The need for an allowance for doubtful accounts is reviewed on a specific identification basis and takes into consideration past due balances and the financial strength of the obligor. Bad debt expense was $0.2 million for the year ended December 30, 2020. There was no bad debt expense for the years ended December 25, 2019 and December 26, 2018.

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

The estimated useful service lives are as follows:

Buildings	20 years
Land improvements	3—30 years
Building improvements	3—10 years
Restaurant equipment	3—10 years
Other equipment	2—10 years
Property/equipment held under finance leases	Shorter of useful life or lease term
Leasehold improvements	Shorter of useful life or lease term

The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of operations, and were less than $0.1 million for each of the years ended December 30, 2020 and December 25, 2019, and $0.3 million for the year ended December 26, 2018. The Company capitalized internal costs related to site selection and construction activities of $1.0 million, $1.1 million and $1.3 million for the years ended December 30, 2020, December 25, 2019, and December 26, 2018, respectively. Capitalized internal interest costs related to site selection and construction activities were less than $0.1 million, $0.1 million and $0.2 million for the years ended December 30, 2020, December 25, 2019, and December 26, 2018, respectively.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived and ROU Assets

The Company reviews its long-lived and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event, related to long-lived assets or ROU assets in a net asset position, to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets, to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. As of December 30, 2020 and December 25, 2019, ROU assets related to closed or subleased restaurant locations totaled $27.7 million and $31.8 million, respectively. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events, primarily related to the impact of the COVID-19 pandemic, occurred for certain stores during the year ended December 30, 2020 that required an impairment review of the Company’s long-lived and ROU assets. Based on the results of this analysis, the Company recorded non-cash impairment charges of $3.5 million for the year ended December 30, 2020, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California.

In fiscal 2019, the Company recorded non-cash impairment charges of $3.6 million primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and one restaurant closed during fiscal 2019, and the long-lived assets of one restaurant in California. In fiscal 2018, the Company recorded a non-cash impairment charge of $5.1 million, primarily related to the carrying value of four restaurants in Arizona, California and Texas, including a restaurant in Texas that opened in early 2018. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

Prior to the adoption of Accounting Standards Codification ASC Topic 842 “Leases” (“Topic 842”), when the Company closed a restaurant, it reviewed the future minimum lease payments and related ancillary costs from the date of the restaurant closure to the end of the remaining lease term and recorded a lease charge for the lease liabilities to be incurred, net of any estimated sublease recoveries. The estimates of future closed-store reserves were re-evaluated and adjusted each period based on information available as of the period. In addition, an impairment charge was recognized for any remaining carrying value of certain restaurant assets. During fiscal 2018, the Company closed seven restaurants in Arizona, California and Texas. These closures resulted in closed-store reserve expenses of $4.5 million during fiscal 2018.

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

During fiscal 2020, the Company recognized $1.2 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2019, the Company closed two restaurants in California and two in Texas and recognized $1.3 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

Upon the sale of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company determined there was no decrement of goodwill related to the disposition of restaurants in fiscal 2020, 2019 and 2018.

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

Due to the recent impact of the COVID-19 pandemic to the Company’s business and the global economy, including but not limited to the volatility of the Company’s stock price as well as that of its competitors and the challenging environment for the restaurant industry generally, the Company determined that there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during fiscal 2020. As such, the Company performed an impairment assessment for both goodwill and indefinite-lived intangible assets and concluded that the fair value of these assets substantially exceeded their carrying values. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the year ended December 30, 2020. The ultimate severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Transaction costs of $0.8 million were incurred in connection with the July 13, 2018 refinancing and were capitalized during fiscal 2018. Included in other assets are deferred financing costs (net of accumulated amortization), related to the revolver, of $0.6 million and $0.8 million as of December 30, 2020 and

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2019, respectively. Amortization expense for deferred financing costs was approximately $0.3 million for each of the three years ended December 30, 2020, December 25, 2019, and December 26, 2018, and is reflected as a component of interest expense in the accompanying consolidated statements of operations.

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 30, 2020 and December 25, 2019, the Company had accrued $10.4 million and $9.4 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 30, 2020, December 25, 2019 and December 26, 2018, totaled $8.4 million, $9.6 million, and $8.0 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of operations.

Restaurant Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $7.5 million, $8.0 million and $8.8 million during the years ended December 30, 2020, December 25, 2019, and December 26, 2018, respectively.

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and, as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 30, 2020 and December 25, 2019, the revenue allocated to loyalty points that have not been redeemed are $0.9 million and $1.1 million, respectively, which are reflected in the Company’s accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements of operations. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees.

For franchise and development agreement fees, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and are, therefore, treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, are recognized over the franchise or renewal term, which is typically twenty years. As of December 30, 2020, the Company had executed development agreements that represent commitments to open 48 franchised restaurants at various dates through 2028.

This revenue stream is made up of the following performance obligations:

●	Franchise License – inclusive of advertising services, development agreements, training, access to plans and help desk services;
●	Discounted renewal option; and
●	Hardware services.

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

The sales-based royalty fee and sales-based advertising fee are considered variable consideration and are recognized as revenue as such sales are earned by the franchisees. Both sales-based fees qualify under the royalty constraint exception, and do not require an estimate of future transaction price. Additionally, the Company is utilizing the practical expedient available under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) regarding disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for sales-based royalties.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third-party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of December 30, 2020, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Franchise Advertising Fee Revenue

The Company presents advertising contributions received from franchisees as franchise advertising fee revenue and records all expenses of the advertising fund within franchise expenses.

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund and is accrued, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $15.3 million for the year ended December 30, 2020 and $16.1 million for both years ended

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 25, 2019 and December 26, 2018, and is in addition to $22.6 million, $22.4 million and $21.2 million, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides, which is included within franchise advertising fee revenue. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $0.1 million and $0.5 million at December 30, 2020 and December 25, 2019, respectively. Pursuant to the Company’s Franchise Disclosure Document, company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 30, 2020, the Company was obligated to spend $0.1 million more in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of operations.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of operations, were $0.1 million, $0.4 million and $0.8 million for the years ended December 30, 2020, December 25, 2019, and December 26, 2018, respectively.

Leases

The Company’s operations utilize property, facilities, equipment and vehicles. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues more than a defined amount. Initial terms of land and restaurant building leases generally have terms of 20 years, exclusive of options to renew. ROU assets and operating and finance lease liabilities are recognized at the lease commencement date, which is the date the Company takes possession of the property. Operating and finance lease liabilities represent the present value of lease payments not yet paid. ROU assets represent our right to use an underlying asset and are based upon the operating and finance lease liabilities adjusted for prepayments or accrued lease payments, lease incentives, and impairment of ROU assets. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the lease term including reasonably certain renewal periods.

The Company’s leases generally have escalating rents over the term of the lease, and are recorded on a straight-line basis over the expected lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the operating lease asset as reductions of expense over the lease term.

Operating and finance lease liabilities that are based on an index or rate are calculated using the prevailing index or rate at lease commencement. Subsequent escalations in the index or rate and contingent rental payments are recognized as variable lease expenses. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Leases of equipment primarily consist of restaurant equipment, computer systems and vehicles. The Company subleases facilities to certain franchisees and other non-related parties which are recorded on a straight-line basis.

Gain on Recovery of Insurance Proceeds, Lost Profits

During the year ended December 30, 2020, the Company received business interruption insurance proceeds of $2.0 million, primarily related to restaurant sales losses and expenses related to the COVID-19 pandemic and resulting dining room closures.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recovery of Securities Class Action Legal Expense and Other Insurance Claims

During fiscal 2020, the Company received insurance proceeds of $0.1 million related to a property claim. During 2019 and 2018, the Company received insurance proceeds of $10.0 million and $8.4 million, respectively, related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 13 “Commitments and Contingencies—Legal Matters.”

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

These sales resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the year ended December 25, 2019. Since the date of their sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

Derivative Financial Instruments

The Company uses an interest rate swap, a derivative instrument, to hedge interest rate risk and is not used for trading purposes. The derivative contract is entered into with financial institutions.

The Company records the derivative instrument at fair value within other assets on its consolidated balance sheet. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified into earnings immediately.

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of December 30, 2020, the counterparty to the Company’s interest rate swap has performed in accordance with their contractual obligation.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 30, 2020 or December 25, 2019. During fiscal 2020 the Company recognized interest of $0.1 million related to the Notice of Proposed Adjustment (“NOPA”), discussed below. The Company did not recognize any interest or penalties during fiscal 2019 or fiscal 2018. During fiscal 2020, fiscal 2019 and fiscal 2018, there were no material unrecognized tax benefits. Management believes no significant change to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into a TRA. The TRA calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its taxes as a result of utilizing its net operating losses and other tax attributes attributable to preceding periods. In fiscal 2015, the Company incurred a charge of approximately $41.4 million relating to the present value of its total expected TRA payments. As of December 30, 2020 and December 25, 2019, the Company had accrued $3.2 million and $8.2 million, respectively relating to expected TRA payments. In fiscal 2020, 2019 and 2018, we paid $5.2 million, $5.8 million and $7.3 million, respectively, to our pre-IPO stockholders under the TRA.

On March 27, 2020, President Trump signed into a law a stimulus package, the Coronavirus Aid, Relief and Economic Security ("CARES") Act, which contains several tax provisions and deferral of employer Social Security taxes that are otherwise owed for wage payments. The Company has taken advantage of provisions available under the CARES Act. Specifically, the Company has deferred payment of employer Social Security taxes that are otherwise owed for wage payments and are included within other noncurrent liabilities. See Note 8 “Other Noncurrent Liabilities” for details of these balances. The tax provisions include a correction of a previous drafting error related to quality improvement property ("QIP") and immediate refundability of all remaining alternative minimum tax ("AMT") credits. The new provisions did not have a material impact on the Company’s consolidated financial statements.

During the year ended December 30, 2020, the Company received a NOPA for the years ended December 27, 2017 and December 28, 2016, related to the Company’s methodology regarding its ordering of utilization of AMT net operating losses ("NOL”). This resulted in payment of $0.4 million, and the audit is closed. As a result of the CARES Act, discussed above, this amount is immediately refundable upon filing of a Form 1139, which the Company filed during the year ended December 30, 2020 and recognized a receivable, included in accounts and other receivables within the consolidated balance sheet as of December 30, 2020.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Level 3: Unobservable inputs used when little or no market data is available.

During the year ended December 25, 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company’s counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for our credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See Note 6 “Long-Term Debt” for further discussion regarding the Company’s interest rate swaps. The following table presents fair value for the interest rate swap at December 30, 2020 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$1,139	$—	$1,139	$—

The following table presents fair value for the interest rate swap at December 25, 2019 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other assets - Interest rate swap	$360	$—	$360	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 30, 2020, reflecting certain property and equipment and ROU assets, for which an impairment loss was recognized during the corresponding periods, as discussed above under Impairment of Long-Lived Assets and ROU Assets. (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$2,955
Certain ROU assets, net	$902	$—	$—	$902	$543

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 25, 2019, reflecting certain property and equipment and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Long-Lived Assets and ROU Assets" (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$339
Certain ROU assets, net	$6,196			6,196	3,220

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the year ended December 26, 2018, reflecting certain property and equipment for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Long-Lived Assets and ROU Assets" (in thousands):

		Fair Value Measurements Using			Impairment
	Total	Level 1	Level 2	Level 3	Losses
Certain property and equipment, net	$449	$—	$—	$449	$5,147

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-01, "Reference Rate Reform (Topic 848): Scope” which clarifies the FASB’s recent rate reform guidance in Topic 848, Reference Rate Reform, that optional expedients and exceptions therein for contract modification and hedge accounting apply to derivatives that are affected by the discontinuing transition. ASU 2021-01 is effective immediately. Entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The Company adopted this ASU on January 7, 2021. The adoption of ASU 2021-01 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance, for a limited time, to ease the potential burden in accounting for or recognizing the effects of reference rate reform on financial reporting. ASU 2020-04 is effective for a limited time, from March 12, 2020, through December 31, 2022. The Company adopted this ASU on March 12, 2020. The adoption of ASU 2020-04 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Recent Accounting Pronouncements Not Yet Adopted

In October 2020, the FASB issued ASU No. 2020-10, "Codification Improvements," which improve the consistency of the codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). ASU 2020-10 is effective for annual periods beginning after December 15, 2020, and for interim periods within annual periods beginning after December 15, 2022. The adoption of ASU 2020-10 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Franchise Development Option Agreement with Related Party

On July 11, 2014, EPL and LLC entered into a Franchise Development Option Agreement relating to development of restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted LLC the exclusive option to develop and open 15 restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional 100 restaurants in the Territory over ten years. The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years after that exercise. LLC may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. The Company has no current intention to begin development in the Territory and as of December 30, 2020, no stores have been opened in the Territory.

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 30, 2020	December 25, 2019
Land	$12,323	$12,323
Buildings and improvements	147,939	144,794
Other property and equipment	77,177	75,234
Construction in progress	3,567	4,213
	241,006	236,564
Less: accumulated depreciation and amortization	(161,364)	(144,786)
	$79,642	$91,778

Depreciation and amortization expense was $16.9 million, $17.9 million and $17.8 million for the years ended December 30, 2020, December 25, 2019, and December 26, 2018, respectively.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $3.0 million, $0.3 million and $5.1 million for the years ended December 30, 2020, December 25, 2019, and December 26, 2018, respectively. Depending on the severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn, the Company’s financial performance could be further impacted and it is possible that material impairments could be identified in future periods. See “Impairment of Long-Lived Assets and ROU Assets” in Note 2, “Summary of Significant Accounting Policies” for additional information.

4. TRADEMARKS, OTHER INTANGIBLE ASSETS AND LIABILITIES

Domestic trademarks consist of the following (in thousands):

	December 30,	December 25,
	2020	2019
Cost	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Trademarks, net	$61,888	$61,888

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

As of December 30, 2020, the Company had no leases that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has two facility and two equipment leases that are classified as finance leases.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 30, 2020, the Company reassessed the lease terms on 12 restaurants due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $3.9 million of ROU assets and lease liabilities for the year ended December 30, 2020 were recognized, and will be amortized over the new lease term.

During the year ended December 25, 2019, the Company reassessed the lease terms on 11 restaurants due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $4.7 million of ROU assets and lease liabilities for the year ended December 25, 2019 were recognized, and will be amortized over the new lease term.

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

During fiscal 2020, the Company determined that the carrying value of ROU assets at one restaurant were not recoverable. As a result, we recorded a $0.5 million impairment expense for the year ended December 30, 2020 related to one restaurant in Texas, which was sold to a franchisee in the prior year. During fiscal 2019, the Company determined that the carrying value of ROU assets at certain restaurants was not recoverable. As a result, we recorded a $3.2 million impairment expense for the year ended December 25, 2019. The impairment primarily related to four restaurants sold to franchisees and one restaurant closed during fiscal 2019.

Equipment

Leases of equipment primarily consist of restaurant equipment, copiers and vehicles. These leases are fixed payments with no variable component. Additionally, no optional renewal periods have been included in the calculation of the ROU Asset, there are no residual value guarantees and no restrictions imposed.

Significant Assumptions and Judgments

In applying the requirements of Topic 842, the Company made significant assumptions and judgments related to determination of whether a contract contains a lease and the discount rate used for the lease.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As the Company has adopted the practical expedient not to separate lease and non-lease components, no significant assumptions or judgments were necessary in allocating consideration between these components, for all classes of underlying assets.

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	December 30, 2020			December 25, 2019
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$11	$—	$11	$9	$—	$9
Interest on lease liabilities	27	—	27	27	—	27
Operating lease cost	26,578	1,227	27,805	26,212	1,273	27,485
Short-term lease cost	—	23	23	—	34	34
Variable lease cost	444	191	635	455	186	641
Sublease income	(3,251)	—	(3,251)	(2,430)	—	(2,430)
Total lease cost	$23,809	$1,441	$25,250	$24,273	$1,493	$25,766

Prior to the adoption of Topic 842, the Company had a net rent expense of $23.7 million net of sublease income of $2.2 million for the year ended December 26, 2018.

The following table presents the Company’s total lease cost on the consolidated statement of operations (in thousands):

	December 30, 2020	December 25, 2019
Lease cost – Occupancy and other operating expenses	$23,972	$24,540
Lease cost – General & administrative	464	463
Lease cost – Depreciation and amortization	11	9
Lease cost – Interest expense	27	27
Lease cost - Closed-store reserve	776	727
Total lease cost	$25,250	$25,766

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 30, 2020 and December 25, 2019, the Company had the following cash and non-cash activities associated with its leases (in thousands):

	December 30, 2020			December 25, 2019
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$23,683	$1,230	$24,913	$25,168	$1,282	$26,450
Financing cash flows used for finance leases	$34	$5	$39	$68	$—	$68

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$5,850	$13	$5,863	$10,339	$256	$10,595
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$1,623	$54	$1,677	$—	$—	$—
Derecognition of ROU assets due to terminations, impairment or modifications	$(543)	$(26)	$(569)	$(4,574)	$(157)	$(4,731)

Operating lease ROU assets obtained and liabilities incurred as a result of adoption of ASC 842:
Operating lease ROU assets	$—	$—	$—	$200,555	$4,668	$205,223
Operating lease liabilities	$—	$—	$—	$217,615	$4,668	$222,283

Other Information
Weighted-average remaining lease term—finance leases	18.98	4.52		2.83	—
Weighted-average remaining lease term—operating leases	11.45	2.31		12.08	3.20
Weighted-average discount rate—finance leases	2.50%	1.68%		11.10%	—
Weighted-average discount rate—operating leases	4.29%	3.93%		4.38%	3.96%

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s minimum future lease obligations at December 30, 2020 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 29, 2021	$126	$28,952	$2,897
December 28, 2022	150	26,460	3,312
December 27, 2023	105	24,115	3,345
December 25, 2024	105	21,821	3,231
December 31, 2025	101	19,371	2,881
Thereafter	1,684	125,221	24,476
Total	$2,271	$245,940	$40,142
Less: imputed interest (1.68% - 4.29%)	(509)	(47,375)
Present value of lease obligations	1,762	198,565
Less: current maturities	(70)	(19,907)
Noncurrent portion	$1,692	$178,658

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

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal year ended December 30, 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company elected to not account for these rent concessions as lease modifications. The rent concessions are recorded as part of other accrued expenses. The recognition of rent concessions did not have a material impact on our consolidated financial statements as of December 30, 2020.

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

For the year ended December 30, 2020, the Company received $0.6 million of lease income from company-owned locations. For both years ended December 25, 2019 and December 26, 2018, the Company received $0.5 million of lease income from company-owned locations.

6. LONG-TERM DEBT

On July 13, 2018, the Company refinanced the 2014 Revolver, pursuant to a credit agreement (the "2018 Credit Agreement") among EPL, as borrower, and the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto,

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the 2018 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in the range of 0.25% to 1.25%. For borrowings under the 2018 Revolver during fiscal 2020, the interest rate range was 1.6% to 3.3%. For borrowings under the 2018 Revolver during fiscal 2019, the interest rate range was 3.2% to 6.0%. The interest rate under the 2018 Revolver was 1.6% at December 30, 2020 and 3.2% under the 2018 Revolver at December 25, 2019. For the year ended December 30, 2020, the Company had interest expense of $2.7 million under the 2018 Revolver. For the year ended December 25, 2019, the Company had interest expense of $3.1 million under the 2018 and 2014 Revolver, and for the year ended December 26, 2018, the Company had interest expense of $3.0 million under the 2014 Revolver.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 30, 2020. However, depending on the severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to comply with certain financial covenants required in the 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At December 30, 2020, $8.4 million of letters of credit and $62.8 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $78.8 million at December 30, 2020. At December 25, 2019, $8.4 million of letters of credit and $97.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $44.6 million at December 25, 2019.

Maturities

The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. During the year ended December 30, 2020, the Company paid down $34.2 million, net of borrowings of $59.5 million on the Company’s 2018 Revolver. During the year ended December 25, 2019, the Company borrowed $23.0 million net of pay downs of $19.0 million on the Company’s 2018 Revolver, primarily to fund settlement payments. There are no required principal payments prior to maturity for the 2018 Revolver.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap is to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments was converted to a fixed rate of 1.31%, plus applicable margin, which is currently 1.5%. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with ASC 815 “Derivatives and Hedging.”

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive (loss) income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.

For the year ended December 30, 2020 and December 25, 2019, the swap was a highly effective cash flow hedge.

As of December 30, 2020, the estimated net gain included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.5 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the consolidated balance sheet (in thousands):

	December 30, 2020		December 25, 2019
	Notional	Fair value	Notional	Fair value
Other assets - Interest rate swap	—	—	$40,000	$360
Other liabilities - Interest rate swap	$40,000	$1,139	—	—

The following table summarizes the effect of the Company’s cash flow hedge accounting on the consolidated statements of operations (in thousands):

	December 30, 2020	December 25, 2019
Interest expense on hedged portion of debt	$979	$461
Interest expense (income) on interest rate swap	278	(84)
Interest expense on debt and derivatives, net	$1,257	$377

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the years ended December 30, 2020, December 25, 2019 and December 26, 2018 (in thousands):

				Loss (Gain) Reclassified from
	Net (Loss) Gain Recognized in OCI			AOCI into Interest expense
	December 30, 2020	December 25, 2019	December 26, 2018	December 30, 2020	December 25, 2019	December 26, 2018
Interest rate swap	$(1,762)	$430	$—	$278	$(84)	$—

See Note 2 “Summary of Significant Accounting Policies” for the fair value of the Company’s derivative asset.

7. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 30, 2020	December 25, 2019
Accrued sales and property taxes	$5,216	$4,665
Gift card liability	4,008	3,006
Accrued legal settlements and professional fees	321	16,901
Deferred franchise and development fees	503	705
Current portion of lease payment deferrals	1,793	—
Other	4,874	3,320
Total other accrued expenses and current liabilities	$16,715	$28,597

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 30, 2020	December 25, 2019
Deferred franchise and development fees	$5,125	$5,612
Derivative liability	1,139	—
Employer social security tax deferral	4,853	—
Other	175	67
Total other noncurrent liabilities	$11,292	$5,679

9. INCOME TAXES

The provision (benefit) for income taxes is based on the following components (in thousands):

	December 30,	December 25,	December 26,
For the Years Ended	2020	2019	2018
Current income taxes:
Federal	$520	$—	$—
State	1,123	104	220
Total current	1,643	104	220
Deferred income taxes:
Federal	3,350	5,991	(3,526)
State	658	3,587	98
Total deferred	4,008	9,578	(3,428)
Tax provision (benefit) for income taxes	$5,651	$9,682	$(3,208)

On March 27, 2020, President Trump signed into a law a stimulus package, CARES Act, which contains several tax provisions and deferral of employer Social Security taxes that are otherwise owed for wage payments. The tax provisions include a correction of a previous drafting error related to QIP and immediate refundability of all remaining AMT credits. The new provisions did not have a material impact on our consolidated financial statements.

During the year ended December 30, 2020, the Company received a NOPA for the years ended December 27, 2017 and December 28, 2016, related to the Company’s methodology regarding its ordering of utilization of AMT NOL. This resulted in payment of $0.4 million, and the audit is closed. As a result of the CARES Act, discussed above, this amount is immediately refundable upon filing of a Form 1139, which the Company filed during the year ended December 30, 2020 and recognized a receivable, included in accounts and other receivables within the consolidated balance sheet as of December 30, 2020.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21.0% for fiscal 2020, 2019 and 2018 as follows:

	December 30,	December 25,	December 26,
For the Years Ended	2020	2019	2018
Statutory federal income tax rate applied to earnings before income taxes and extraordinary items	21.0%	21.0%	21.0%
State tax benefit (net of federal benefit)	4.3	6.0	5.0
Change in valuation allowance	0.4	2.4	(6.9)
TRA expense	—	—	1.3
WOTC Credit	(0.9)	(0.8)	3.3
Stock option exercises	(6.6)	(1.0)	2.1
Other	0.6	0.3	0.5
Total	18.8%	27.9%	26.3%

As of December 30, 2020, the Company had no federal and less than $0.1 million state net operating loss (“NOL”) carryforwards. These State NOLs expire beginning 2028. The Company also has state enterprise zone credits of approximately $10.2 million, which expire in 2023, and federal Work Opportunity Credits of approximately $0.5 million, which will start expiring in 2039. The utilization of NOL carryforwards may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the Company concluded that it is more likely than not that its deferred tax assets will be realized. In fiscal 2019 and 2018, the Company recorded a valuation allowance of approximately $0.9 million and $5.1 million, respectively, against its deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire. In fiscal 2020, the Company recorded an additional $0.1 million to the valuation allowance. As of December 30, 2020, the total valuation allowance was $6.1 million.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. The TRA charge expense (benefit) is a permanent add-back to the Company’s taxable income. TRA resulted in $0.1 million of expense in fiscal 2020 as a result of changes to future forecasted results and deduction on 2018 legal settlement accrual, $0.1 million of expense in fiscal 2019 as a result of changes to future forecasted results, $0.8 million of benefit in fiscal 2018 as a result of changes to future forecasted results and timing of deductibility of certain temporary differences including the current year settlement accrual and $5.6 million benefit in fiscal 2017 as a result of reduction in the federal corporate income tax rate related to tax reform. In fiscal 2020, we paid $5.2 million to our pre-IPO stockholders under the TRA.

As of December 30, 2020 and December 25, 2019, the deferred tax assets related to California Enterprise Zone credits, net of valuation allowances are $2.5 million and $3.3 million, respectively.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets and liabilities as of December 30, 2020 and December 25, 2019 are summarized below.

	December 30,	December 25,
	2020	2019
Deferred assets:
Capital leases	$27	$31
Accrued vacation	506	454
Accrued legal	—	4,434
Accrued workers’ compensation	1,894	1,090
Enterprise zone and other credits	8,579	10,442
Net operating losses	5	1,814
Fixed assets	4,643	2,955
ROU assets	53,875	57,931
Other	6,349	4,698
Total deferred tax assets	75,878	83,849
Valuation allowance	(6,127)	(5,993)
Net deferred tax assets	69,751	77,856
Deferred liabilities:
Goodwill	(6,218)	(6,060)
Trademark	(16,773)	(16,745)
Prepaid expense	(720)	(791)
ROU liabilities	(48,005)	(52,056)
Other	(96)	(167)
Deferred tax liabilities	(71,812)	(75,819)
Net deferred tax (liability) asset	$(2,061)	$2,037

The net deferred tax asset amounts above as of December 30, 2020 and December 25, 2019 have been classified in the accompanying consolidated balance sheets as noncurrent assets and are as follows (in thousands):

	December 30,	December 25,
	2020	2019
Noncurrent:
Assets (liabilities) - state	$3,166	$3,709
Assets (liabilities) - federal	(5,227)	(1,672)
Net deferred tax (liability) asset	$(2,061)	$2,037

As of December 30, 2020 and December 25, 2019, the Company had no accrual for unrecognized tax benefits. Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months. The Company is subject to taxation in the United States and in various state jurisdictions.

The Company is no longer subject to U.S. examination for years before 2017 by the federal taxing authority, and for years before 2016 by state taxing authorities.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

contribution immediately fully vests. The Company’s contributions to the plan were $0.8 million for the years ended December 30, 2020, December 25, 2019 and December 26, 2018.

11. STOCK-BASED COMPENSATION

Pursuant to the 2018 Omnibus Equity Incentive Plan the Company grants stock options (“options”), restricted stock units, performance-based stock units and restricted stock. The Company has authorized 5,652,240 shares of common stock for issuance in connection with stock awards. As of December 30, 2020, 803,527 shares were available for grant.

During the years ended December 30, 2020, December 25, 2019 and December 26, 2018, the Company recognized stock-based compensation expense of $3.1 million, $2.5 million and $2.0 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of operations. In connection with the retirement of our former President and Chief Executive Officer during fiscal 2018, the Company modified previously granted equity awards to accelerate the vesting of 33,545 awards, which would have otherwise vested in May 2018, and extended the exercisability of all vested and outstanding options until the expiration of the original term of such awards. As a result, the Company incurred incremental stock-based compensation expense of $0.8 million for the year ended December 26, 2018.

Stock Options

At December 30, 2020, options to purchase 1,030,866 shares of common stock of the Company were outstanding, including 685,007 vested and 345,859 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s 2018 Omnibus Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 30, 2020, 303,786 premium options, options granted above the stock price at date of grant, remained outstanding. The Company did not grant any options during fiscal 2020. In fiscal 2019, the Company granted 323,900 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2019 had a four-year vesting period. Stock options generally expire 10 years from the date of grant. Changes in options for the years ended December 30, 2020 and December 25, 2019, are as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 26, 2018	2,102,404	$7.68
Grants	323,900	11.51
Exercised	(234,728)	6.18
Forfeited, cancelled or expired	(114,006)	13.35
Outstanding - December 25, 2019	2,077,570	$8.14
Exercised	(970,736)	6.04
Forfeited, cancelled or expired	(75,968)	$12.14
Outstanding - December 30, 2020	1,030,866	$9.82	5.51	$8,638
Vested and expected to vest at December 30, 2020	1,026,480	$9.81	5.50	$8,609
Exercisable at December 30, 2020	685,007	$9.02	4.28	$6,288

The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $9.9 million, $2.1 million and $1.5 million for fiscal years 2020, 2019 and 2018, respectively.

The Company measures and recognizes compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. For options that were based on performance requirements, costs were recognized over periods

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to which the performance criteria related. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, the Company utilizes the Black–Scholes option pricing model and has developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The Company calculates the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of the Company’s employee stock options. The Company does not anticipate paying any cash dividends for the foreseeable future and therefore uses an expected dividend yield of zero for option valuation purposes. Expected volatility is estimated using four publicly-traded companies in our market category. These are selected based on similarities of market capitalization, size, and other financial and operational characteristics. Volatility is calculated by taking the historical daily closing equity prices of our peer companies, prior to the grant date, over a period equal to the expected term.

The weighted-average estimated fair value of employee stock options granted in fiscal 2019 and fiscal 2018 was $3.85 per share and $3.78 per share, respectively, using the Black–Scholes model with the following weighted-average assumptions used to value the option grants:

	December 25, 2019	December 26, 2018
Expected volatility	28.7%	28.4%
Risk-free interest rate	2.3%	2.9%
Expected term (years)	6.25	6.25
Expected dividends	—	—

As of December 30, 2020, we had total unrecognized compensation expense of $1.0 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 1.99 years.

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

We estimate our forfeiture rate based on an analysis of our actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2020, 2019 and 2018. We will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to our stock-based compensation.

Restricted Shares

In fiscal 2020 and 2019, 415,022 and 299,052 restricted share awards were granted, respectively, at the fair market value on the date of grant. These grants vest based on continued service over three years for directors and four years for employees. Additionally, in fiscal 2018, 72,116 performance share units were granted, which vest over a minimum of one year and a maximum of five years. Performance share units are granted at fair market value on the date of grant and are subject to service-based and market-based vesting conditions. A portion of the performance share units satisfied their market-based vesting conditions during the fourth quarter of fiscal 2018 and vested upon the satisfaction of their service condition in the second quarter of fiscal 2019. The Company bases the amount of unearned compensation recorded on the fair market value of the awards on the date of issuance.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in restricted shares for the years ended December 30, 2020 and December 25, 2019, are as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 26, 2018	490,700	$10.91
Granted	299,052	$11.62
Released	(147,862)	$10.73
Forfeited, cancelled, or expired	(53,882)	$11.81
Unvested shares at December 25, 2019	588,008	$11.23
Granted	415,022	$12.50
Released	(158,748)	$11.73
Forfeited, cancelled, or expired	(101,878)	$12.32
Unvested shares at December 30, 2020	742,404	$11.68

Unvested shares at December 30, 2020, included 658,268 unvested restricted shares, 36,058 unvested performance stock units and 48,078 unvested restricted units.

As of December 30, 2020, there was total unrecognized compensation expense of $6.3 million related to unvested restricted share awards, which the Company expects to recognize over a weighted-average period of 2.77 years, unrecognized compensation expense of $0.1 million related to performance stock units, which it expects to recognize over a weighted-average period of 2.35 years and unrecognized compensation expense of $0.3 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 1.35 years.

12. EARNINGS PER SHARE

Basic EPS is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 30, 2020, December 25, 2019, and December 26, 2018. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

On August 2, 2018, the Company announced that the Board of Directors had authorized a stock repurchase program. The Company entered into a stock repurchase plan on August 28, 2018 (the “2018 Stock Repurchase Plan”), which allowed for the repurchase of up to $20.0 million of the Company’s common stock. The 2018 Stock Repurchase Plan commenced on November 6, 2018 and terminated on June 26, 2019.

On April 30, 2019, as part of the Company’s focus on stockholder returns, the Board of Directors approved a new stock repurchase program. The Company entered into a stock repurchase plan on May 17, 2019 (the “2019 Stock Repurchase Plan”), which allowed for the repurchase of up to $30.0 million of the Company’s common stock. The 2019 Stock Repurchase Plan commenced on June 27, 2019, and was exhausted on September 26, 2019.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data.

	For the Years Ended
	December 30,	December 25,	December 26,
	2020	2018	2018
Numerator:
Net income (loss)	$24,474	$24,900	$(8,994)
Denominator:
Weighted-average shares outstanding—basic	35,193,325	36,739,209	38,574,553
Weighted-average shares outstanding—diluted	35,796,406	37,441,503	38,574,553
Net income (loss) per share—basic	$0.70	$0.68	$(0.23)
Net income (loss) per share—diluted	$0.68	$0.67	$(0.23)
Anti-dilutive securities not considered in diluted EPS calculation	81,041	526,295	2,593,104

Below is a reconciliation of basic and diluted share counts.

	For the Years Ended
	December 30,	December 25,	December 26,
	2020	2019	2018
Weighted-average shares outstanding—basic	35,193,325	36,739,209	38,574,553
Dilutive effect of stock options and restricted shares	603,081	702,294	—
Weighted-average shares outstanding—diluted	35,796,406	37,441,503	38,574,553

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On January 23, 2019, the parties filed a Notice of Settlement and Joint Request for Order to Stay Proceedings, stating the parties have reached an agreement in principle to settle the claims and allegations in the action and are negotiating the terms of a Stipulation of Settlement. On January 24, 2019, the Court ordered that all proceedings in the action be stayed until April 3, 2019, on or before which the parties were to file, and did so file, a Stipulation of Settlement and a motion for preliminary approval of the settlement. The court granted preliminary approval of the settlement on May 13, 2019. Defendants maintain that the Plaintiffs’ claims are without merit, and entered into the settlement with Plaintiffs to eliminate the uncertainties, burden and expense of further protracted litigation. A $20.0 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018 and all settlement payments were made during the year ended December 25, 2019.

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

On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action. The court denied defendants’ motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors (the "SLC"). On February 13, 2019, after concluding its investigation, the SLC filed a motion to dismiss the Diep action. The SLC filed its investigative report under seal as an exhibit to the motion to dismiss. Following discovery related to the SLC’s motion, on September 25, 2020, the SLC filed its opening brief with the Delaware court in support of the motion to dismiss. Plaintiff filed his brief in Opposition to SLC’s motion to dismiss on or about January 7, 2021. SLC filed its reply brief on or about January 21, 2021. The hearing for the motion to dismiss is currently scheduled for April 23, 2021.

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

The damages phase of the trial commenced on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-operated El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-operated El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code § 17200 et seq. As part of the final judgment, the court found El Pollo Loco liable and issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of $4,356,600 for “impact damages” arising out of our construction of the two new company-operated El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the "lost opportunity damages" awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There was no ruling on the causes of action for reformation due to mistake, and declaratory relief, and on January 27, 2020, the court entered an amended judgment dismissing these claims. The trial court subsequently awarded the Plaintiffs $249,728 in costs and $1,391,703 in attorney fees. Post judgment interest is running at 10% simple interest per year on the total amount of the monetary judgment, costs, and attorneys’ fees.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During fiscal 2020, the Company reached an agreement with the Plaintiffs to resolve the lawsuit for a payment by the Company of $2.5 million, which was recorded within operating expenses in the Company’s statement of operations for the fiscal year ended December 30, 2020. Additionally, during fiscal 2020, the matter was formally resolved. On September 2, 2020, the California Court of Appeals entered an order, following a motion for stipulated reversal of the trial court’s judgment jointly filed by the parties, reversing the trial court’s judgment in the case and instructing the trial court to dismiss the matter with prejudice. On September 10, 2020, the trial court entered an order reversing its judgment and dismissing the case with prejudice. The settlement payment of $2.5 million has been made and the appeal bond has been released.

On or about November 9, 2020, a former employee filed a representative action for violation of the Private Attorneys General Act of 2004 (“PAGA”) pursuant to Labor Code sections 2698 et seq. in the Superior Court of the State of California, County of Los Angeles, under the caption Kenneth E. Reising, et al v. El Pollo Loco, Inc., et al (Case No. 20STCV42951) on behalf of all non-exempt employees from June 19, 2020 to the present, alleging certain violations of California labor laws. The claims include failure to pay overtime compensation, failure to provide meal periods and rest breaks, failure to reimburse employees for business expenses, failure to provide suitable seating, and failure to provide accurate itemized wage statements. The requested remedies include statutory penalties and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The Company filed an Answer to the complaint on or about January 5, 2021. Based on the assessment by management of the numerous legal arguments that can be raised on this claim, the Company believes that a loss is currently not probable or estimable under ASC 450, "Contingencies", and as of December 30, 2020 no accrual has been made with regard to the verdict.

On or about February 4, 2021, a former employee filed a class action in the Superior Court of the State of California, County of Riverside, under the caption Brandie Crispin, et al v. El Pollo Loco, Inc. et al (Case No. CVRI2100490) on behalf of all putative class members (all non-exempt General Managers from February 4, 2017 to the present) alleging certain violations of California labor laws. The claims include failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide accurate itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory damages, statutory penalties, injunctive relief, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. As of the date of this filing, the Company has not yet been served the complaint. Plaintiff also notified the Labor and Workforce Development Agency and the Company that it intends to commence a representative action against the Company for violation of the Private Attorneys General Act of 2004 (“PAGA”) pursuant to Labor Code sections 2698 et seq. Based on the assessment by management of the numerous legal arguments that can be raised on this claim, the Company believes that a loss is currently not probable or estimable under ASC 450, "Contingencies", and as of December 30, 2020 no accrual has been made with regard to the verdict.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2024.

At December 30, 2020, the Company’s total estimated commitment to purchase chicken was $32.3 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on five lease agreements. These leases have various terms, the latest of which expires in 2036. As of December 30, 2020, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.0 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 30, 2020 was $2.7 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Due to the current uncertainty related to the COVID-19 pandemic and the impact it has had on the ability of the Company’s franchisees to make their lease payments, the Company has recorded a $0.1 million liability in the Company’s consolidated financial statements related to these contingent liabilities.

Employment Agreements

As of December 30, 2020, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

14. RELATED PARTY TRANSACTIONS

LLC owns approximately 46.0% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Nature of products and services

The Company has two revenue streams, company-operated restaurant revenue and franchise related revenue. See Note 2 “Summary of Significant Accounting Policies” for a description of the revenue recognition policies.

Franchise and franchise advertising revenue

Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services, and rental income for subleases to franchisees. Franchise advertising revenue consists of advertising contributions received from franchisees.

Disaggregated revenue

The following table presents our revenues for the years ended December 30, 2020, December 25, 2019 and December 26, 2018 disaggregated by revenue source and market (in thousands):

	December 30,	December 25,	December 25,
	2020	2019	2018
Core Market(1):
Company-operated restaurant revenue	$346,662	$351,624	$340,421
Franchise revenue	14,216	14,918	14,144
Franchise advertising fee revenue	10,632	11,049	10,831
Total core market	$371,510	$377,591	$365,396
Non-Core Market(2):
Company-operated restaurant revenue	$27,402	$39,488	$48,414
Franchise revenue	15,202	13,901	11,627
Franchise advertising fee revenue	11,973	11,350	10,391
Total non-core market	$54,577	$64,739	$70,432
Total revenue	$426,087	$442,330	$435,828
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s Initial Public Offering ("IPO") on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents our revenues disaggregated by geographic market for the years ended December 30, 2020, December 25, 2019 and December 26, 2018:

	December 30, 2020	December 25, 2019	December 26, 2018
Greater Los Angeles area market	71.3%	70.5%	69.2%
Other markets	28.7%	29.5%	30.8%
Total	100%	100%	100%

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances

The following table provides information about the change in the franchise contract liability balances during the year ended December 30, 2020 and December 25, 2019 (in thousands):

December 26, 2018	$5,593
Revenue recognized - beginning balance	(441)
Additional contract liability	1,457
Revenue recognized - additional contract liability	(292)
December 25, 2019	$6,317
Revenue recognized - beginning balance	(1,082)
Additional contract liability	398
Revenue recognized - additional contract liability	(5)
December 30, 2020	$5,628

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

For the year ended December 25, 2019, there was an increase to the contract liability balance due to the Company’s completion of the sale of four company-operated restaurants within the San Francisco area to an existing franchisee and seven company-operated restaurants in the Phoenix area to another existing franchisee. This resulted in an additional contract liability of $0.7 million, relating to allocation of the transaction price to various performance obligations under the applicable contracts of the sale.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 30, 2020 (in thousands):

Franchise revenues:
2021	$508
2022	427
2023	410
2024	394
2025	386
Thereafter	3,503
Total	$5,628

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the consolidated balance sheets were as follows (in thousands):

	December 30,	December 25,	December 26,
	2020	2019	2018
Loyalty rewards liability, beginning balance	$1,084	$1,048	$425
Revenue deferred	2,463	2,395	1,850
Revenue recognized	(2,647)	(2,359)	(1,227)
Loyalty rewards liability, ending balance	$900	$1,084	$1,048

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of December 30, 2020 to be recognized within one year.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the consolidated balance sheets was as follows (in thousands):

	December 30,	December 25,
	2020	2019
Gift card liability	$4,008	$3,006

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	December 30,	December 25,	December 26,
	2020	2019	2018
Revenue recognized from gift card liability balance at the beginning of the year	$880	$800	$816

Contract Costs

The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15 (e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2020 based on the criteria in Internal Control — Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2020 based on the criteria established in the 2013 Framework.

The effectiveness of our internal control over financial reporting as of December 30, 2020 has been audited by BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 30, 2020 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on Internal Control over Financial Reporting

We have audited El Pollo Loco Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2020 and December 25, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2020, and the related notes and our report dated March 15, 2021, expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Costa Mesa, California

March 15, 2021

ITEM 9B.OTHER INFORMATION

None.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2020 fiscal year. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. The current version of the Code of Business Conduct and Ethics is available on our website under the Corporate Governance section at www.elpolloloco.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.elpolloloco.com.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2020 fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2020 fiscal year.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2020 fiscal year.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2020 fiscal year.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556
3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556
4.1	Description of El Pollo Loco Holdings, Inc. Capital Stock		10-K	12/25/2019	4.1	3/6/2020	001-36556
10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	9/24/2014	10.1	11/7/2014	001-36556
10.2	Credit Agreement, dated as of December 11, 2014, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., and EPL Intermediate, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, the lenders party thereto, and the other parties thereto		8-K	N/A	10.1	12/16/2014	001-36556
10.3	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	8/22/2014	001-36556
10.4	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	8/22/2014	001-36556

10.5	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.	S-1/A	N/A	10.14	7/14/2014	333-197001
10.6	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein	S-1	N/A	10.3	6/24/2014	333-197001
10.7	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.	S-1	N/A	10.4	6/24/2014	333-197001
10.8	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.	S-1	N/A	10.5	6/24/2014	333-197001
10.9	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006	S-1	N/A	10.6	6/24/2014	333-197001
10.10	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007	S-1	N/A	10.7	6/24/2014	333-197001
10.11	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008	S-1	N/A	10.8	6/24/2014	333-197001
10.12	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011	S-1	N/A	10.9	6/24/2014	333-197001
10.13	Form of Franchise Agreement	S-1	N/A	10.12	6/24/2014	333-197001
10.14*	Form of Franchise Development Agreement	S-1	N/A	10.13	6/24/2014	333-197001
10.15	Form of Franchise Agreement (2019)	10-K	12/25/2019	10.15	3/6/2020	001-36556

10.16	Form of Franchise Development Agreement (2019)	10-K	12/25/2019	10.16	3/6/2020	001-36556
10.17*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers	S-1/A	N/A	10.27	7/22/2014	333-197001
10.18*	2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.22	7/22/2014	333-197001
10.19*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.25	7/22/2014	333-197001
10.20*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.26	7/22/2014	333-197001
10.21*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)	10-Q	6/29/2016	10.27	8/5/2016	001-36556
10.22*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan	10-Q	9/28/2016	10.28	11/4/2016	001-36556
10.23*	2018 Omnibus Equity Incentive Plan	S-8	N/A	4.3	8/6/2018	333-226621
10.24*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.24	3/6/2020	001-36556
10.25*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan (Non-Employee Directors)	10-K	12/25/2019	10.25	3/6/2020	001-36556
10.26*	Form of Restricted Stock Unit Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.26	3/6/2020	001-36556
10.27*	Form of Stock Option Awards Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.27	3/6/2020	001-36556
10.28*	Employment Agreement between Bernard Acoca and El Pollo Loco, Inc.	10-K	12/27/2017	10.29	3/9/2018	001-36556
10.29*	Employment Agreement between Laurance Roberts and El Pollo Loco, Inc.	S-1	N/A	10.15	6/24/2014	333-197001
10.30*	Employment Agreement between Hector Munoz and El Pollo Loco, Inc.	10-Q	3/25/2020	10.1	5/1/2020	001-36556
10.31*	Employment Agreement between Miguel Lozano and El Pollo Loco, Inc.	10-Q	3/27/2019	10.31	5/3/2019	001-36556
10.32*	Form of Non-Qualified Stock Option Agreement between El	S-8	N/A	4.3	5/8/2018	333-224730

Pollo Loco Holdings, Inc. and Bernard Acoca
10.33*	Form of Restricted Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.4	5/8/2018	333-224730
10.34*	Form of Performance Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.5	5/8/2018	333-224730
21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Bernard Acoca
Bernard Acoca
President and Chief Executive Officer
Date:	March 15, 2021

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bernard Acoca	Director, President and Chief Executive Officer (principal executive officer)	March 15, 2021
Bernard Acoca

/s/ Laurance Roberts	Chief Financial Officer (principal financial and accounting officer)	March 15, 2021
Laurance Roberts

/s/ Michael G. Maselli	Chairman and Director	March 15, 2021
Michael G. Maselli

/s/ Dean C. Kehler	Director	March 15, 2021
Dean C. Kehler

/s/ John M. Roth	Director	March 15, 2021
John M. Roth

/s/ Douglas J. Babb	Director	March 15, 2021
Douglas J. Babb

/s/ Samuel N. Borgese	Director	March 15, 2021
Samuel N. Borgese

/s/ Mark Buller	Director	March 15, 2021
Mark Buller

/s/ William R. Floyd	Director	March 15, 2021
William R. Floyd

/s/ Carol Lynton	Director	March 15, 2021
Carol Lynton