Form 10-Q
period 2021-03-31
El Pollo Loco Holdings, Inc.
filed 2021-05-07
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, there were 36,477,479 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 31,	December 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$6,669	$13,219
Accounts and other receivables, net	11,018	9,963
Inventories	1,928	2,100
Prepaid expenses and other current assets	4,438	3,865
Income tax receivable	615	2,522
Total current assets	24,668	31,669
Property and equipment, net	80,059	79,642
Property and equipment held under finance lease, net	1,830	1,661
Property and equipment held under operating leases, net (“ROU asset”)	176,838	177,129
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	3,193	3,166
Other assets	1,431	1,392
Total assets	$598,581	$605,221
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$134	$70
Current portion of obligations under operating leases	19,949	19,907
Accounts payable	9,622	7,472
Accrued salaries and vacation	6,722	10,166
Accrued insurance	10,650	10,416
Accrued interest	97	89
Current portion of income tax receivable agreement payable	1,597	1,577
Other accrued expenses and current liabilities	17,587	16,715
Total current liabilities	66,358	66,412
Revolver loan	53,800	62,800
Obligations under finance leases, net of current portion	1,818	1,692
Obligations under operating leases, net of current portion	178,648	178,658
Deferred taxes	4,997	5,227
Income tax receivable agreement payable, net of current portion	1,465	1,562
Other noncurrent liabilities	8,633	11,292
Total liabilities	315,719	327,643
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 36,478,683 and 36,423,505 shares issued and outstanding as of March 31, 2021 and December 30, 2020, respectively	365	364
Additional paid-in-capital	340,739	339,561
Accumulated deficit	(57,550)	(61,514)
Accumulated other comprehensive loss	(692)	(833)
Total stockholders’ equity	282,862	277,578
Total liabilities and stockholders’ equity	$598,581	$605,221

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 31, 2021	March 25, 2020
Revenue
Company-operated restaurant revenue	$94,161	$92,634
Franchise revenue	7,612	7,062
Franchise advertising fee revenue	5,948	5,467
Total revenue	107,721	105,163
Cost of operations
Food and paper cost	24,391	25,562
Labor and related expenses	30,732	28,693
Occupancy and other operating expenses	23,844	22,109
Company restaurant expenses	78,967	76,364
General and administrative expenses	10,474	9,331
Franchise expenses	7,751	6,911
Depreciation and amortization	3,938	4,369
Loss on disposal of assets	26	100
Impairment and closed-store reserves	564	2,402
Total expenses	101,720	99,477
Income from operations	6,001	5,686
Interest expense, net	517	905
Income tax receivable agreement income	(77)	(120)
Income before provision for income taxes	5,561	4,901
Provision for income taxes	1,597	1,301
Net income	$3,964	$3,600
Net income per share
Basic	$0.11	$0.10
Diluted	$0.11	$0.10
Weighted-average shares used in computing net income per share
Basic	35,795,205	34,659,160
Diluted	36,424,068	35,347,456

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 31, 2021	March 25, 2020
Net income	$3,964	$3,600
Other comprehensive income
Changes in derivative instruments
Unrealized net gains arising during the period from interest rate swap	78	1,459
Reclassifications of losses into net income	115	39
Income tax expense	(52)	(403)
Other comprehensive income (loss), net of taxes	141	(1,095)
Comprehensive income	$4,105	$2,505

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 30, 2020	36,423,505	$364	$339,561	$(61,514)	$(833)	$277,578
Stock-based compensation	—	—	853	—	—	853
Issuance of common stock upon exercise of stock options	61,419	1	325	—	—	326
Forfeiture of common stock related to restricted shares	(6,241)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	141	141
Net income	—	—	—	3,964	—	3,964
Balance, March 31, 2021	36,478,683	$365	$340,739	$(57,550)	$(692)	$282,862

	Thirteen Weeks Ended March 25, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 25, 2019	35,126,582	$351	$330,950	$(85,988)	$253	$245,566
Stock-based compensation	—	—	534	—	—	534
Forfeiture of common stock related to restricted shares	(36,599)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	(1,095)	(1,095)
Net income	—	—	—	3,600	—	3,600
Balance, March 25, 2020	35,089,983	$351	$331,484	$(82,388)	$(842)	$248,605

See notes to condensed consolidated financial statements (unaudited)

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 31, 2021	March 25, 2020
Cash flows from operating activities:
Net income	$3,964	$3,600
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,938	4,369
Stock-based compensation expense	853	534
Income tax receivable agreement income	(77)	(120)
Loss on disposal of assets	26	100
Impairment of property and equipment	303	1,920
Amortization of deferred financing costs	62	63
Deferred income taxes, net	(310)	916
Changes in operating assets and liabilities:
Accounts and other receivables	(1,055)	(3,569)
Inventories	172	(83)
Prepaid expenses and other current assets	(572)	1,111
Income taxes receivable/payable	1,907	38
Other assets	(101)	201
Accounts payable	2,811	490
Accrued salaries and vacation	(3,444)	(999)
Accrued insurance	234	442
Other accrued expenses and liabilities	(1,313)	(16,539)
Net cash flows provided by (used in) operating activities	7,398	(7,526)
Cash flows from investing activities:
Purchase of property and equipment	(5,257)	(1,632)
Net cash flows used in investing activities	(5,257)	(1,632)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	—	52,500
Payments on revolver and swingline loan	(9,000)	(8,000)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	326	—
Payment of obligations under finance leases	(17)	(8)
Net cash flows (used in) provided by financing activities	(8,691)	44,492
Increase (decrease) in cash and cash equivalents	(6,550)	35,334
Cash and cash equivalents, beginning of period	13,219	8,070
Cash and cash equivalents, end of period	$6,669	$43,404

	Thirteen Weeks Ended
	March 31, 2021	March 25, 2020
Supplemental cash flow information
Cash paid during the period for interest	$334	$1,112
Unpaid purchases of property and equipment	$1,172	$1,085

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 31, 2021, the Company operated 198 and franchised 283 El Pollo Loco restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 30, 2020.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2021 is a 52-week year ending on December 29, 2021, and fiscal 2020 was a 53-week year ended on December 30, 2020. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2018 Revolver (as defined below) on a full and unconditional basis (see Note 4, “Long-Term Debt”), and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively, subject to the terms of the 2018 Revolver.

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

COVID-19

The COVID-19 pandemic has significantly disrupted our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, “stay at home” directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of the Company’s sales are associated with dine-in service. Many state and local governments continue to periodically implement certain restrictions to try and contain the spread of the virus. As of March 31, 2021, the majority of the Company’s restaurants have dining rooms open at a limited capacity and continue to maintain take-away, mobile pick-up, delivery, and drive-thru operations where available. During the last two months of 2020 and early 2021, the Los Angeles market was heavily impacted by an increase in COVID-19 cases. Due to our high concentration of restaurants in this market, the Company was disproportionately impacted by this spike. During the thirteen weeks ended March 31, 2021, the Company temporarily closed 45 restaurants, of which all have reopened as of March 31, 2021. Similarly, during the thirteen weeks ended March 31, 2021, certain of the Company’s franchisees temporarily closed 15 restaurants, all of which have reopened as of March 31, 2021. For both franchise-operated and company-operated restaurants, this represents total temporary closures and may include more than one closure for the same restaurant. These closures typically lasted from one to three days. As of March 31, 2021, the Company had not permanently closed any restaurants due to the COVID-19 pandemic. See “Subsequent Events” below for the status of temporary restaurant closures after March 31, 2021

During the thirteen weeks ended March 31, 2021, the Company incurred $2.8 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

Subsequent Events

Subsequent to March 31, 2021, the Company has temporarily closed two restaurants, typically for one to three days, and franchisees have not temporarily closed any restaurants. As of May 6, 2021, all company-operated and franchise locations remained open.

The Company has evaluated subsequent events that have occurred after March 31, 2021, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations and working capital and general corporate needs. At March 31, 2021, the Company’s total debt was $53.8 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $6.7 million at March 31, 2021 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to meet certain covenants required in its 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Recently Adopted Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarifies the FASB’s recent rate reform guidance in

Topic 848, Reference Rate Reform, that optional expedients and exceptions therein for contract modification and hedge accounting apply to derivatives that are affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and the use of new interest rate benchmarks. ASU 2021-01 is effective immediately. Entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The Company adopted this ASU on January 7, 2021. The adoption of ASU 2021-01 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements,” which improve the consistency of the codification by including all disclosure guidance in the appropriate Disclosure Section (Section 50). ASU 2020-10 is effective for annual periods beginning after December 15, 2020, and for interim periods within annual periods beginning after December 15, 2020. The Company adopted this ASU during the first quarter of 2021. The adoption of ASU 2020-10 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which modifies Topic 740 to simplify the accounting for income taxes. ASU 2019-12 is effective for financial statements issued for annual periods beginning after December 15, 2020, and for the interim periods therein. The Company adopted this ASU during the first quarter of 2021. The adoption of ASU 2019-12 did not have a significant impact on the Company’s consolidated financial position or results of operations.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier to whom amounts due totaled 28.5% of the Company’s accounts payable at March 31, 2021. At December 30, 2020, the Company had two suppliers to whom amounts due totaled 24.2% and 11.4% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 25.5% of total expenses for the thirteen weeks ended March 31, 2021, and 27.4% of total expenses for the thirteen weeks ended March 25, 2020.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.1% of total revenue for the thirteen weeks ended March 31, 2021, and 72.4% for the thirteen weeks ended March 25, 2020.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen weeks ended March 31, 2021. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 31, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

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

During fiscal 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company’s counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for the Company’s credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See Note 4, “Long-Term Debt” for further discussion regarding our interest rate swaps.

The following table presents fair value for the interest rate swap at March 31, 2021 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$946	$—	$946	$—

The following table presents fair value for the interest rate swap at December 30, 2020 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$1,139	$—	$1,139	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen weeks ended March 31, 2021 reflecting certain property and equipment assets and right-of-use (“ROU”) assets, for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$240
Certain ROU assets, net	$1,147	$—	$—	$1,147	$63

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen weeks ended March 25, 2020 reflecting certain property and equipment assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$39	$—	$—	$39	$1,377
Certain ROU assets, net	$926			926	543

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen weeks ended March 31, 2021 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.3 million for the thirteen weeks ended March 31, 2021, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019 and the long-lived assets of three restaurants in California.

The Company recorded a non-cash impairment charge of $1.9 million for the thirteen weeks ended March 25, 2020, primarily related to the carrying value of the ROU assets of one restaurant in California and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During the thirteen weeks ended March 31, 2021, the Company recognized $0.3 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen weeks ended March 25, 2020, the Company recognized $0.5 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

Derivative Financial Instruments

The Company uses an interest rate swap, a derivative instrument, to hedge interest rate risk and not for trading purposes. The derivative contract is entered into with a financial institution.

The Company records the derivative instrument on its condensed consolidated balance sheets at fair value. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, and the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified to earnings immediately.

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of March 31, 2021, the counterparty to the Company’s interest rate swap has performed in accordance with its contractual obligation.

Income Taxes

The provision for income taxes, income taxes payable and deferred income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If, after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by charging to tax expense a reserve for the portion of deferred tax assets which are not expected to be realized.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 31, 2021 or at December 30, 2020. During fiscal 2020 the Company recognized interest of $0.1 million related to the Notice of Proposed Adjustment (“NOPA”), discussed below. The Company did not recognize interest or penalties during the thirteen weeks ended March 25, 2020, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 31, 2021, the Company recorded income tax receivable agreement income of less than $0.1 million, and for the thirteen weeks ended March 25, 2020, the Company recorded income tax receivable agreement income of $0.1 million, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

On March 27, 2020, President Trump signed into a law a stimulus package, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), which contains several tax provisions and deferral of employer Social Security taxes that are otherwise owed for wage payments. The tax provisions include a correction of a previous drafting error related to quality improvement property (“QIP”) and immediate refundability of all remaining alternative minimum tax (“AMT”) credits. The new provisions did not have a material impact on the Company’s condensed consolidated financial statements.

During the thirteen weeks ended March 25, 2020, the Company received a NOPA for the years ended December 27, 2017 and December 28, 2016, related to the Company’s methodology regarding its ordering of utilization of AMT NOL. This resulted in payment of $0.4 million, and the audit is closed. As a result of the CARES Act, discussed above, this amount is immediately refundable upon filing of a Form 1139, which the Company filed during fiscal 2020 and recognized a receivable, included in Accounts and other receivables within the condensed consolidated balance sheet as of March 31, 2021. Subsequent to March 31, 2021, the Company received a refund totaling $0.5 million.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 31, 2021	December 30, 2020
Land	$12,323	$12,323
Buildings and improvements	149,923	147,939
Other property and equipment	78,449	77,177
Construction in progress	4,318	3,567
	245,013	241,006
Less: accumulated depreciation and amortization	(164,954)	(161,364)
	$80,059	$79,642

Depreciation expense was $3.9 million and $4.4 million for the thirteen weeks ended March 31, 2021 and March 25, 2020, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.2 million for the thirteen weeks ended March 31, 2021, primarily related to the carrying value of the assets of three restaurants in California. During the thirteen weeks ended March 25, 2020, the Company recorded non-cash impairment charges of $1.4 million, primarily related to the carrying value of the assets of three restaurants in California. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance could be further impacted and it is possible that material impairments could be identified in future periods. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

At March 31, 2021, options to purchase 969,447 shares of common stock were outstanding, including 623,588 that are vested and 345,859 that are unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At March 31, 2021, 260,967 premium options, which are options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of March 31, 2021 and changes during the thirteen weeks ended March 31, 2021 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 30, 2020	1,030,866	$9.82
Exercised	(61,419)	5.31

Outstanding - March 31, 2021	969,447	$10.10	5.51	$5,884
Vested and expected to vest at March 31, 2021	966,137	$10.10	5.50	$5,868
Exercisable at March 31, 2021	623,588	$9.39	4.29	$4,212

At March 31, 2021, the Company had total unrecognized compensation expense of $0.9 million related to unvested stock options, which it expects to recognize over a weighted-average period of 1.77 years.

A summary of restricted share activity as of March 31, 2021 and changes during the thirteen weeks ended March 31, 2021 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 30, 2020	742,404	$11.68
Forfeited, cancelled, or expired	(6,241)	$12.02
Unvested shares at March 31, 2021	736,163	$11.68

Unvested shares at March 31, 2021, included 652,027 unvested restricted shares, 36,058 unvested performance stock units and 48,078 unvested restricted units.

At March 31, 2021, the Company had unrecognized compensation expense of $5.6 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.58 years, unrecognized compensation expense of $0.1 million related to performance stock units, which it expects to recognize over a weighted-average period of 2.11 years and unrecognized compensation expense of $0.3 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 1.11 years.

Total stock-based compensation expense was $0.9 million for the thirteen weeks ended March 31, 2021, and $0.5 million for the thirteen weeks ended March 25, 2020.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.36% to 1.65% for the thirteen weeks ended March 31, 2021 respectively, and 3.11% to 3.29% for the thirteen weeks ended March 25, 2020.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of March 31, 2021. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to comply with certain financial covenants required in the 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At March 31, 2021, $8.4 million of letters of credit and $53.8 million in borrowings under the 2018 Revolver were outstanding. The Company had $87.8 million in borrowing availability under the 2018 Revolver at March 31, 2021.

Maturities

During the thirteen weeks ended March 31, 2021, the Company elected to pay down $9.0 million on its 2018 Revolver. During the thirteen weeks ended March 25, 2020, the Company borrowed $44.5 million, net of pay downs of $8.0 million on the Company’s 2018 Revolver, primarily as a precautionary measure to bolster its existing cash position, related to the uncertainty regarding the COVID-19 pandemic, as well as to fund settlement payments. There are no required principal payments prior to maturity for the 2018 Revolver.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap was to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments was converted to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the thirteen weeks ended March 31, 2021. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive (loss) income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.

For the thirteen weeks ended March 31, 2021, the swap was a highly effective cash flow hedge.

As of March 31, 2021, the estimated net loss included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.5 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the condensed consolidated balance sheets (in thousands):

	March 31, 2021		December 30, 2020
	Notional	Fair value	Notional	Fair value
Other liabilities - Interest rate swap	$40,000	$946	$40,000	$1,139

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended
	March 31, 2021	March 25, 2020
Interest expense on hedged portion of debt	$200	$429
Interest expense (income) on interest rate swap	78	(39)
Interest expense on debt and derivatives, net	$278	$390

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen weeks ended March 31, 2021 and March 25, 2020 (in thousands):

	Thirteen Weeks Ended
			Loss (Gain) Reclassified from
	Net (Loss) Gain Recognized in OCI		AOCI into Interest expense
	March 31, 2021	March 25, 2020	March 31, 2021	March 25, 2020
Interest rate swap	$78	1,459	$115	(39)

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	March 31, 2021	December 30, 2020
Accrued sales and property taxes	$5,259	$5,216
Gift card liability	3,386	4,008
Accrued legal settlements and professional fees	919	321
Deferred franchise and development fees	547	503
Current portion of lease payment deferrals	1,150	1,793
Current portion of employer social security tax deferral	2,426	—
Other	3,900	4,874
Total other accrued expenses and current liabilities	$17,587	$16,715

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	March 31, 2021	December 30, 2020
Deferred franchise and development fees	$5,095	$5,125
Derivative liability	946	1,139
Employer social security tax deferral	2,426	4,853
Other	166	175
Total other noncurrent liabilities	$8,633	$11,292

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

No specific amount of damages sought was specified in the complaint. The court recently certified two classes of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. The parties reached a settlement in principle on January 24, 2019 of all claims brought on behalf of the 32,000+ putative class members in Olvera, as well as all claims for failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867). The settlement reached in principle in the Olvera, Perez, Vega, and Gonzalez actions resolves all potential claims from April 12, 2010 through April 1, 2019 that El Pollo Loco restaurant employees may have against El Pollo Loco for failure to pay for all compensation owed, failure to pay overtime compensation, failure to provide meal periods and rest breaks and failure to provide itemized wage statements, among other wage and hour related claims. A $16.3 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018, and the court formally approved the settlement on January 31, 2020. The settlement payment was made on February 28, 2020. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company fully expects to have to defend against similar lawsuits in the future.

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran Pollo Partners, L.L.C., under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The Holdings shareholder voluntarily dismissed the action on October 7, 2020. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery. The Diep action is also purportedly brought on behalf of Holdings, names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.

On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action. The court denied defendants’ motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors (the “SLC”). On February 13, 2019, after concluding its investigation, the SLC filed a motion to dismiss the Diep action. The SLC filed its investigative report under seal as an exhibit to the motion to dismiss. Following discovery related to the SLC’s motion, on September 25, 2020, the SLC filed a motion to dismiss the Diep action. On April 23, 2021, the court held a hearing on the SLC’s motion to dismiss, and the court’s ruling is pending. The Company believes that a loss is currently not probable or estimable under ASC 450, "Contingencies", and as of March 31, 2021 no accrual has been made with regard to this case.

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

The damages phase of the trial commenced on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-operated El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code § 17200 et seq. As part of the final judgment, the court found El Pollo Loco liable and issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of $4,356,600 for “impact damages” arising out of our construction of the two new company-operated El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the “lost opportunity damages” awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There was no ruling on the causes of action for reformation due to mistake and declaratory relief, and on January 27, 2020, the court entered an amended judgment dismissing these claims. The trial court subsequently awarded the Plaintiffs $249,728 in costs and $1,391,703 in attorney fees. Post judgment interest is running at 10% simple interest per year on the total amount of the monetary judgment, costs, and attorney fees.

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

During fiscal 2020, the Company reached an agreement with the Plaintiffs to resolve the lawsuit for a payment by the Company of $2.5 million, which was recorded within operating expenses in the Company’s statement of operations for the fiscal year ended December 30, 2020. Additionally, during fiscal 2020, the matter was formally resolved. On September 2, 2020, the California Court of Appeals entered an order, following a motion for stipulated reversal of the trial court’s judgment jointly filed by the parties, reversing the trial court’s judgment in the case and instructing the trial court to dismiss the matter with prejudice. On September 10, 2020, the trial court entered an order reversing its judgment and dismissing the case with prejudice. The settlement payment of $2.5 million has been made in the third quarter of 2020 and the appeal bond has been released.

On or about November 9, 2020, a former employee filed a representative action for violation of the Private Attorneys General Act of 2004 (“PAGA”) pursuant to Labor Code sections 2698 et seq. in the Superior Court of the State of California, County of Los Angeles, under the caption Kenneth E. Reising, et al v. El Pollo Loco, Inc., et al (Case No. 20STCV42951) on behalf of all non-exempt employees from June 19, 2020 to the present, alleging certain violations of California labor laws. The claims include failure to pay overtime compensation, failure to provide meal periods and rest breaks, failure to reimburse employees for business expenses, failure to provide suitable seating, and failure to provide accurate itemized wage statements. The requested remedies include statutory penalties and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The Company filed an Answer to the complaint on or about January 5, 2021. Based on the assessment by management of the numerous legal arguments that can be raised on this claim, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of March 31, 2021 no accrual has been made with regard to the verdict.

On or about February 4, 2021, a former employee filed a class action in the Superior Court of the State of California, County of Riverside, under the caption Brandie Crispin, et al v. El Pollo Loco, Inc. et al (Case No. CVRI2100490) on behalf of all putative class members (all non-exempt General Managers from February 4, 2017 to the present) alleging certain violations of California labor laws. The claims include failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide accurate itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory damages, statutory penalties, injunctive relief, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. Plaintiff filed a first amended complaint on April 12, 2021, which dismissed the class action claims and added a representative action for violation of the Private Attorneys General Act of 2004 (“PAGA”) pursuant to Labor Code sections 2698. The Company will file a responsive pleading to the first amended complaint on or before May 12, 2021. Based on the assessment by management of the numerous legal arguments that can be raised on this claim, the Company believes that a loss is currently not probable or estimable under ASC 450, “Contingencies”, and as of March 31, 2021 no accrual has been made with regard to the verdict.

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

At March 31, 2021, the Company’s total estimated commitment to purchase chicken was $25.7 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of March 31, 2021, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.9 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 31, 2021 was $2.7 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Due to the current uncertainty related to the COVID-19 pandemic and the impact it has had on the ability of the Company’s franchisees to make their lease payments, the Company has recorded a $0.1 million liability in the Company’s condensed consolidated financial statements related to these contingent liabilities.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 31, 2021 and March 25, 2020. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended
	March 31, 2021	March 25, 2020
Numerator:
Net income	$3,964	$3,600
Denominator:
Weighted-average shares outstanding—basic	35,795,205	34,659,160
Weighted-average shares outstanding—diluted	36,424,068	35,347,456
Net income per share—basic	$0.11	$0.10
Net income per share—diluted	$0.11	$0.10
Anti-dilutive securities not considered in diluted EPS calculation	—	474,373

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended
	March 31, 2021	March 25, 2020
Weighted-average shares outstanding—basic	35,795,205	34,659,160
Dilutive effect of stock options and restricted shares	628,863	688,296
Weighted-average shares outstanding—diluted	36,424,068	35,347,456

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 45.9% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s amended and restated certificate of incorporation or amended and restated by-laws, and the Company’s winding up and dissolution. The Company’s amended and restated certificate of incorporation provides that (i) so long as LLC beneficially owns, directly or indirectly, more than 40% of the Company’s common stock, any member of the Board of Directors or the entire Board of Directors may be removed from office at any time with or without cause by the affirmative vote of a majority of the Company’s common stock, and (ii) prior to the date the LLC ceases to beneficially own, directly or indirectly, 40% or more of the Company’s common stock, stockholders representing at least 40% of the Company’s common stock may call a special meeting of the Company’s stockholders.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of March 31, 2021 and December 30, 2020, the revenue allocated to loyalty points that have not been redeemed was $0.7 million and $0.9 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of March 31, 2021, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended
	March 31,	March 25,
	2021	2020
Core Market(1):
Company-operated restaurant revenue	$87,224	$85,915
Franchise revenue	3,687	3,508
Franchise advertising fee revenue	2,776	2,642
Total core market	$93,687	$92,065
Non-Core Market(2):
Company-operated restaurant revenue	$6,937	$6,719
Franchise revenue	3,925	3,554
Franchise advertising fee revenue	3,172	2,825
Total non-core market	$14,034	$13,098
Total revenue	$107,721	$105,163
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents our revenues disaggregated by geographic market:

	March 31, 2021	March 25, 2020
Greater Los Angeles area market	70.1%	72.4%
Other markets	29.9%	27.6%
Total	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirteen weeks ended March 31, 2021 and March 25, 2020 (in thousands):

December 30, 2020	$5,628
Revenue recognized - beginning balance	(163)
Additional contract liability	177
March 31, 2021	$5,642

December 25, 2019	$6,317
Revenue recognized - beginning balance	(318)
March 25, 2020	$5,999

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of March 31, 2021 (in thousands):

Franchise revenues:
2021	$355
2022	439
2023	422
2024	406
2025	398
Thereafter	3,622
Total	$5,642

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	March 31,	December 30,
	2021	2020
Loyalty rewards liability, beginning balance	$900	$1,084
Revenue deferred	625	2,463
Revenue recognized	(865)	(2,647)
Loyalty rewards liability, ending balance	$660	$900

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of March 31, 2021 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	March 31,	December 30,
	2021	2020
Gift card liability	$3,386	$4,008

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	March 31,	March 25,
	2021	2020
Revenue recognized from gift card liability balance at the beginning of the year	$1,819	$1,245

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

As of March 31, 2021, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has two facility and six equipment leases that are classified as finance leases.

Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues in excess of a defined amount. Additionally, a number of the Company’s leases have payments, which increase at pre-determined dates based on the change in the consumer price index. For all leases, the Company also reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as CAM, property tax and insurance costs. While the Company determined not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and excluding them from the calculations of the ROU asset and lease liability.

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

During the thirteen weeks ended March 31, 2021, the Company reassessed the lease terms on seven restaurants due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $4.7 million of ROU asset and lease liabilities for the thirteen weeks ended March 31, 2021, were recognized and will be amortized over the new lease term. During the thirteen weeks ended March 25, 2020, the Company reassessed the lease terms on three restaurants due to the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease or the decision to renew leases. This resulted in an additional $0.3 million of ROU asset and lease liability for the thirteen weeks ended March 31, 2020, which will be recognized over the new lease term. The reassessments did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirteen weeks ended March 31, 2021, the Company determined that the carrying value of ROU assets at one restaurant was not recoverable. As a result, the Company recorded a less than $0.1 million non-cash impairment charge for the thirteen weeks ended March 31, 2021, related to one restaurant closed in 2019. The Company recorded a $0.5 million non-cash impairment charge for the thirteen weeks ended March 25, 2020, primarily related to one restaurant in Texas, sold to franchisees in the prior year. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	March 31, 2021			March 25, 2020
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$20	$—	$20	$—	$—	$—
Interest on lease liabilities	15	—	15	6	—	6
Operating lease cost	6,814	301	7,115	6,530	324	6,854
Short-term lease cost	—	5	5	—	2	2
Variable lease cost	122	107	229	104	14	118
Sublease income	(796)	—	(796)	(778)	—	(778)
Total lease cost	$6,175	$413	$6,588	$5,862	$340	$6,202

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	March 31, 2021	March 25, 2020
Lease cost – Occupancy and other operating expenses	$6,231	$5,879
Lease cost – General & administrative	116	111
Lease cost – Depreciation and amortization	20	—
Lease cost – Interest expense	15	6
Lease cost – Closed-store reserve	206	206
Total lease cost	$6,588	$6,202

During the thirteen weeks ended March 31, 2021 and March 25, 2020, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	March 31, 2021			March 25, 2020
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$5,377	$296	$5,673	$6,260	$309	$6,569
Financing cash flows used for finance leases	$10	$7	$17	$8	$—	$8

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$4,749	$—	$4,749	$307	$12	$319
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$196	$196	$—	$—	$—
Derecognition of ROU assets due to terminations, impairment or modifications	$(63)	$(39)	$(102)	$(543)	$—	$(543)

Other Information
Weighted-average remaining years in lease term—finance leases	18.84	4.77		2.58	—
Weighted-average remaining years in lease term—operating leases	11.38	2.09		11.94	2.97
Weighted-average discount rate—finance leases	2.51%	1.54%		11.10%	—
Weighted-average discount rate—operating leases	4.35%	3.92%		4.35%	3.95%

Information regarding the Company’s minimum future lease obligations as of March 31, 2021 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 29, 2021	$140	$21,694	$2,302
December 28, 2022	190	27,051	3,383
December 27, 2023	145	24,717	3,346
December 25, 2024	145	22,428	3,231
December 31, 2025	141	19,989	2,881
Thereafter	1,690	129,774	24,475
Total	$2,451	$245,653	$39,618
Less: imputed interest (1.54% - 4.35%)	(499)	(47,056)
Present value of lease obligations	1,952	198,597
Less: current maturities	(134)	(19,949)
Noncurrent portion	$1,818	$178,648

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

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company elected to not account for these rent concessions as lease modifications. The rent concessions are recorded as part of other accrued expenses. The recognition of rent concessions did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2021.

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

The Company received $0.1 million of lease income from company-owned locations for both thirteen weeks ended March 31, 2021 and March 25, 2020.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	the impacts of the COVID-19 pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to maintain operations in their individual restaurants;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	vulnerability to changes in consumer preferences and economic conditions;
●	vulnerability to political and social factors, including regarding trade, immigration or customer preferences;
●	vulnerability to conditions in the greater Los Angeles area;
●	vulnerability to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	our ability to effectively identify and secure appropriate new sites for restaurants;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes to food and supply costs, especially for chicken;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness, particularly avian flu;
●	dependence on frequent and timely deliveries of food and supplies and our dependence on a single supplier to distribute substantially all of our products to our restaurants;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy, and our limited control over our franchisees and potential liability for their acts;
●	potential exposure to unexpected costs and losses from our self-insurance programs;
●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches of confidential customer data or personal information in connection with our electronic process of credit and debit card transactions;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	risks related to government regulation and litigation, including employment and labor laws; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 30, 2020, which filings are available online at www.sec.gov.

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

COVID-19 Impact

The COVID-19 pandemic has significantly disrupted our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, “stay at home” directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of our sales are associated with dine-in service. Many state and local governments continue to periodically implement certain restrictions to try and contain the spread of the virus. As of March 31, 2021, the majority of our restaurants have dining rooms open at a limited capacity and continue to maintain take-away, mobile pick-up, delivery, and drive-thru operations where available. During the last two months of 2020 and early 2021, the Los Angeles market was heavily impacted by an increase in COVID-19 cases. Due to our high concentration of restaurants in this market, we were disproportionately impacted by this spike. During the thirteen weeks ended March 31, 2021, we temporarily closed 45 restaurants, of which all have reopened as of March 31, 2021. Similarly, during the thirteen weeks ended March 31, 2021, our franchisees temporarily closed 15 restaurants, of which all have reopened as of March 31, 2021. For both franchise-operated and company-operated restaurants, this represents total temporary closures and may include more than one closure for the same restaurant. These closures typically lasted from one to three days. As of March 31, 2021, we had not permanently closed any restaurants due to the COVID-19 pandemic. Subsequent to March 31, 2021, the Company has temporarily closed two restaurants, typically for one to three days, and franchisees have not temporarily closed any restaurants.

During the thirteen weeks ended March 31, 2021, we incurred 2.8 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

Growth Strategies and Outlook

As of March 31, 2021, we had 481 locations in six states. In fiscal 2020, we opened one new company-operated restaurant in Nevada, which was in process prior to the COVID-19 pandemic and our franchisees opened three new restaurants, two in California and one in Arizona. For the thirteen weeks ended March 31, 2021, two new company-operated restaurants were opened, one in Nevada and one in California, and no new franchised restaurants were opened.

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

Highlights and Trends

Comparable Restaurant Sales

For the thirteen weeks ended March 31, 2021, system-wide comparable restaurant sales increased by 7.4%, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen weeks ended March 31, 2021 increased by 3.3%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an approximately 15.7% increase in average check size, partially offset by a decline in transactions of 10.7%. For franchised restaurants, comparable restaurant sales increased 10.5% for the thirteen weeks ended March 31, 2021. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 31, 2021, were as follows:

	Thirteen Weeks Ended	Fiscal Year Ended
	March 31, 2021	2020	2019	2018
Company-operated restaurant activity:
Beginning of period	196	195	213	212
Openings	2	1	2	8
Restaurant sale to franchisee	—	—	(16)	—
Closures	—	—	(4)	(7)
Restaurants at end of period	198	196	195	213
Franchised restaurant activity:
Beginning of period	283	287	271	265
Openings	—	3	2	9
Restaurant sale to franchisee	—	—	16	—
Closures	—	(7)	(2)	(3)
Restaurants at end of period	283	283	287	271
System-wide restaurant activity:
Beginning of period	479	482	484	477
Openings	2	4	4	17
Closures	—	(7)	(6)	(10)
Restaurants at end of period	481	479	482	484

Restaurant Remodeling

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of March 31, 2021 we have completed five remodels using the new asset design. In fiscal 2021, we plan to complete a total of 15 company and 40 franchise remodels using the new design.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of both March 31, 2021 and December 30, 2020, the revenue allocated to loyalty points that have not been redeemed is $0.7 million and $0.9 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company had over 2.2 million loyalty program members as of March 31, 2021.

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

Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 30, 2020.

There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements above.

Key Financial Definitions

Revenue

Our revenue is derived from three primary sources: company-operated restaurant revenue, franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and franchise advertising fee revenue. See Note 10, “Revenue from Contracts with Customers” in the Notes to Condensed Consolidated Financial Statements above for further details regarding our revenue recognition policy.

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

Occupancy Costs and Other Operating Expenses

Occupancy costs include rent, CAM, and real estate taxes. Other restaurant operating expenses include the costs of utilities, advertising, credit card processing fees, restaurant supplies, repairs and maintenance, and other restaurant operating costs.

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

When the Company closes a restaurant, it will evaluate the right-of-use (“ROU”) asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense, in addition to property tax and CAM charges for closed restaurants.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized at cost over the life of the related debt.

Provision for Income Taxes

Provision for income taxes consists of federal and state taxes on our income.

Comparison of Results of Operations

Our operating results for the thirteen weeks ended March 31, 2021 and March 25, 2020 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	March 31, 2021		March 25, 2020		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$94,161	87.4	$92,634	88.1	$1,527	1.6
Franchise revenue	7,612	7.1	7,062	6.7	550	7.8
Franchise advertising fee revenue	5,948	5.5	5,467	5.2	481	8.8
Total revenue	107,721	100.0	105,163	100.0	2,558	2.4
Cost of operations
Food and paper costs (1)	24,391	25.9	25,562	27.6	(1,171)	(4.6)
Labor and related expenses (1)	30,732	32.6	28,693	31.0	2,039	7.1
Occupancy and other operating expenses (1)	23,844	25.3	22,109	23.9	1,735	7.8
Company restaurant expenses (1)	78,967	83.9	76,364	82.5	2,603	3.4
General and administrative expenses	10,474	9.7	9,331	8.9	1,143	12.2
Franchise expenses	7,751	7.2	6,911	6.6	840	12.2
Depreciation and amortization	3,938	3.7	4,369	4.2	(431)	(9.9)
Loss on disposal of assets	26	0.0	100	0.1	(74)	(74.0)
Impairment and closed-store reserves	564	0.5	2,402	2.3	(1,838)	(76.5)
Total expenses	101,720	94.4	99,477	94.6	2,243	2.3
Income from operations	6,001	5.6	5,686	5.4	315	5.5
Interest expense, net of interest income	517	0.5	905	0.9	(388)	(42.9)
Income tax receivable agreement income	(77)	(0.1)	(120)	(0.1)	43	(35.8)
Income before provision for income taxes	5,561	5.2	4,901	4.7	660	13.5
Provision for income taxes	1,597	1.5	1,301	1.2	296	22.8
Net income	$3,964	3.7	$3,600	3.4	$364	10.1
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $1.5 million, or 1.6%, from the comparable period in the prior year. The increase in company-operated restaurant sales was primarily due to a 3.3% increase in company-operated comparable restaurant sales and an increase of $0.5 million of non-comparable restaurant sales. The company-operated comparable restaurant sales increase consisted of an approximately 15.7% increase in average check size, partially offset by a decline in transactions of 10.7%. It is uncertain whether the increase in average check size will persist once the pandemic ends. This company-operated restaurant sales increase was partially offset by a $1.0 million decrease in revenue due to temporary restaurant closures resulting from the COVID-19 pandemic, and a less than $0.1 million decrease in revenue recognized for our loyalty points program. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.

Franchise Revenue

For the quarter, franchise revenue increased $0.6 million, or 7.8%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 10.5% and the opening of three units during or subsequent to the first quarter of 2020. This franchise revenue increase was partially offset by the closure of seven franchise locations during or subsequent to the first quarter of 2020.

Franchise Advertising Fee Revenue

For the quarter, franchise advertising fee revenue increased $0.5 million, or 8.8%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the quarter-to-date fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter, food and paper costs decreased $1.2 million, or 4.6%, from the comparable period in the prior year, primarily due to a $1.2 million decrease in food costs. The decrease in food and paper costs for the quarter resulted primarily from lower company transactions and more effective waste management, partially offset by sales mix and commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 25.9%, down from 27.6% in the comparable period of the prior year. The percentage decrease for the quarter was due primarily to an increase in pricing, lower food usage and effective waste management, partially offset by sales mix and commodity inflation.

Labor and Related Expenses

For the quarter, labor and related expenses increased $2.0 million, or 7.1%, from the comparable period in the prior year. The increase for the quarter was due to $2.8 million increase in labor costs associated with the COVID-19 pandemic and $0.5 million higher wages primarily due to minimum wage increases in California during fiscal 2020 and 2021. These increases were partially offset by $1.0 million in labor efficiencies and $0.3 million decrease in workers compensation expense due to decreased claims activity.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 32.6%, consistent with the comparable period in the prior year. This percentage was impacted by wage increases in California and labor costs associated with the COVID-19 pandemic, offset by an increase in pricing and labor efficiencies.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $1.7 million, or 7.8%, from the comparable period of the prior year. Fluctuations in occupancy and other expenses consisted primarily of a $0.6 million increase in market place delivery fees, a $0.3 million increase in occupancy costs, primarily related to rent expense and higher general liability claims, a $0.3 million increase in repairs and maintenance costs, a $0.3 million increase in operating supplies, a $0.1 million increase in advertising fees, a $0.1 million increase in credit card charges and a $0.1 million increase in utilities. These increases were partially offset by a $0.1 million decrease in other operating expenses.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.3% up from 23.9% in the comparable period in the prior year. The increases for the quarter resulted primarily from the increases noted above.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $1.1 million, or 12.2%, from the comparable period in the prior year. The increase for the quarter was due primarily to a $0.6 million increase in labor related costs, primarily related to an increase in management bonus expense, a $0.3 million increase in legal and professional expenses, a $0.3 million increase in stock compensation expenses and a $0.1 million increase in restaurant pre-opening costs. This increase was partially offset by $0.1 million decrease in recruiting costs and a $0.1 million decrease in other general and administrative expenses.

For the quarter, general and administrative expenses as a percentage of total revenue were 9.7%, up from 8.9% in the comparable period of the prior year. The percentage increase for the quarter-to-date period resulted primarily from the cost increases discussed above.

Impairment and Closed-Store Reserves

During the thirteen weeks ended March 31, 2021, we recorded non-cash impairment charges of $0.3 million, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019 and the long-lived assets of three restaurants in California. During the thirteen weeks ended March 25, 2020, we recorded a non-cash impairment charge of $1.9 million, primarily related to the carrying value of the assets of one restaurant in Texas and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen weeks ended March 31, 2021, we recognized $0.3 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen weeks ended March 25, 2020, we recognized $0.5 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter, interest expense, net, decreased $0.4 million from the comparable period in the prior year. The decrease is primarily related to lower interest rates and lower outstanding balances on our 2018 Revolver.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 31, 2021, we recorded income tax receivable agreement income of less than $0.1 million, and for the thirteen weeks ended March 25, 2020 we recorded income tax receivable agreement income of $0.1 million.

Provision for Income Taxes

For the quarter ended March 31, 2021, we recorded an income tax provision of $1.6 million, reflecting an estimated effective tax rate of 28.7%. For the quarter ended March 25, 2020, we recorded an income tax provision of $1.3 million, reflecting an estimated effective tax rate of approximately 26.5%. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 28.7% for the quarter ended March 31, 2021 is primarily a result of state taxes, a Work Opportunity Tax Credit benefit, the change in valuation allowance against certain state credits, a windfall tax benefit related to stock options exercised and non-deductible executive compensation.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 31, 2021	March 25, 2020
Company-operated restaurant revenue	$94,161	$92,634
Franchise revenue	7,612	7,062
Franchise advertising fee revenue	5,948	5,467
Total Revenue	107,721	105,163
Franchise revenue	(7,612)	(7,062)
Franchise advertising fee revenue	(5,948)	(5,467)
Sales from franchised restaurants	132,965	125,824
System-wide sales	$227,126	$218,458

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 31, 2021 and March 25, 2020, there were 465 and 472 comparable restaurants, 191 and 191 company-operated restaurants and 274 and 281 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 31, 2021	March 25, 2020
Restaurant contribution:
Income from operations	$6,001	$5,686
Add (less):
General and administrative expenses	10,474	9,331
Franchise expenses	7,751	6,911
Depreciation and amortization	3,938	4,369
Loss on disposal of assets	26	100
Franchise revenue	(7,612)	(7,062)
Franchise advertising fee revenue	(5,948)	(5,467)
Impairment and closed-store reserves	564	2,402
Restaurant contribution	$15,194	$16,270

Company-operated restaurant revenue:
Total revenue	$107,721	$105,163
Less:
Franchise revenue	(7,612)	(7,062)
Franchise advertising fee revenue	(5,948)	(5,467)
Company-operated restaurant revenue	$94,161	$92,634

Restaurant contribution margin (%)	16.1%	17.6%

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

We believe that EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or NOL) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe that these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally for a number of benchmarks including to compare our performance to that of our competitors.

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Amounts in thousands)	March 31, 2021	March 25, 2020
Net income	$3,964	$3,600
Non-GAAP adjustments:
Provision for income taxes	1,597	1,301
Interest expense, net of interest income	517	905
Depreciation and amortization	3,938	4,369
EBITDA	$10,016	$10,175
Stock-based compensation expense (a)	853	534
Loss on disposal of assets (b)	26	100
Impairment and closed-store reserves (c)	564	2,402
Income tax receivable agreement income (d)	(77)	(120)
Securities class action legal expense (e)	364	201
Legal settlements (f)	—	67
Pre-opening costs (g)	163	51
Adjusted EBITDA	$11,909	$13,410
(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During the thirteen weeks ended March 31, 2021, we recorded non-cash impairment charges of $0.3 million, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019 and the long-lived assets of three restaurants in California. During the thirteen weeks ended March 25, 2020, we recorded a non-cash impairment charge of $1.9 million, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California.

During the thirteen weeks ended March 31, 2021, we recognized $0.3 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen weeks ended March 25, 2020, we recognized $0.5 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOL and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 31, 2021 and March 25, 2020, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(e)	Consists of costs related to the defense of securities lawsuits. See Note 7, “Commitments and Contingencies, Legal Matters” in the Notes to Condensed Consolidated Financial Statements above.
(f)	Includes amounts incurred related to the payment of the final settlement amounts for multiple wage and hour class action suits.
(g)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2018 Revolver. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations for at least the next 12 months from the issuance of the consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a subsequent resurgence of the COVID-19 outbreak after the current outbreak subsides, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

The following table presents summary cash flow information for the periods indicated.

	Thirteen Weeks Ended
(Amounts in thousands)	March 31, 2021	March 25, 2020
Net cash provided by (used in)
Operating activities	$7,398	$(7,526)
Investing activities	(5,257)	(1,632)
Financing activities	(8,691)	44,492
Net increase (decrease) in cash	$(6,550)	$35,334

Operating Activities

For the thirteen weeks ended March 31, 2021, net cash from operating activities changed by approximately $15.0 million from the comparable period of the prior year. This change was due primarily to a $16.3 million payment made in the first quarter of 2020 related to our wage and hour class action settlements for the thirteen weeks ended March 25, 2020, slightly offset by unfavorable working capital fluctuations.

Investing Activities

For the thirteen weeks ended March 31, 2021, net cash used in investing activities increased by $3.7 million from the comparable period of the prior year. This increase was due primarily to opening two new company-operated restaurant and remodeling three restaurants in the thirteen weeks ended March 31, 2021 compared to opening no new company-operated restaurants and completing no new remodels in the thirteen weeks ended March 25, 2020.

Financing Activities

For the thirteen weeks ended March 31, 2021, net cash from in financing activities changed by $53.2 million from the comparable period of the prior year. This change was due primarily to an increase in net borrowings of $44.5 million on the 2018 Revolver during the thirteen weeks ended March 25, 2020, primarily as a precautionary measure to bolster our existing cash position in light of the COVID-19 pandemic, as well as to provide for the $16.3 million litigation settlement payment. In addition, during the thirteen weeks ended March 31, 2021, the Company paid down $9.0 million on the 2018 Revolver.

Debt and Other Obligations

The 2018 Revolver, which is available pursuant to the 2018 Credit Agreement, includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.36% to 1.65% for the thirteen weeks ended March 31, 2021, and 3.11% to 3.29% for the thirteen weeks ended March 25, 2020.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of March 31, 2021. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a resurgence of the COVID-19 outbreak after the initial outbreak subside, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to comply with certain financial covenants required in our 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At March 31, 2021, $8.4 million of letters of credit and $53.8 million of borrowings were outstanding under the 2018 Revolver. There were $87.8 million remaining borrowings available under the 2018 Revolver at March 31, 2021.

During the year ended December 25, 2019, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus the applicable margin spread, which was 1.5% for the thirteen weeks ended March 31, 2021. The interest rate swap matures in June 2023.

Contractual Obligations

Other than our paydown of $9.0 million on the 2018 Revolver during the thirteen weeks ended March 31, 2021 described above, our contractual obligations outstanding on March 31, 2021 have not changed materially since those disclosed under “Debt and Other Obligations – Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 30, 2020. Our contractual commitments relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.

Off-Balance Sheet and Other Arrangements

As of March 31, 2021 and December 25, 2020, we were using $8.4 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest, at USD LIBOR plus a margin between 1.25% and 2.25%. As of March 31, 2021, we had outstanding borrowings of $53.8 million under our 2018 Revolver, $8.4 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, LIBOR is expected to be phased out beginning after 2021. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. When LIBOR ceases to exist, we may need to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If future rates based upon a successor rate are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps described below, we effectively had $13.8 million of long-term debt subject to variations in interest rates as of March 31, 2021 and a one percent increase in the variable rate of interest would increase annual interest expense by $0.1 million.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap during the year ended December 25, 2019 with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the thirteen weeks ended March 31, 2021. The interest rate swap matures in June 2023.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 31, 2021.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings, see Note 7, “Commitments and Contingencies—Legal Matters” in the “Notes to Condensed Consolidated Financial Statements” above, which information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 30, 2020 filed with the SEC on March 15, 2021.

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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: May 7, 2021	/s/ Bernard Acoca
Bernard Acoca
President and Chief Executive Officer
(duly authorized officer)
Date: May 7, 2021	/s/ Laurance Roberts
Laurance Roberts
Chief Financial Officer
(principal financial officer)