Form 10-Q
period 2021-06-30
El Pollo Loco Holdings, Inc.
filed 2021-08-06
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of July 30, 2021, there were 36,637,761 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 30,	December 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$12,624	$13,219
Accounts and other receivables, net	10,470	9,963
Inventories	2,027	2,100
Prepaid expenses and other current assets	3,308	3,865
Income tax receivable	507	2,522
Assets held for sale	3,772	-
Total current assets	32,708	31,669
Property and equipment, net	74,215	79,642
Property and equipment held under finance lease, net	1,797	1,661
Property and equipment held under operating leases, net ("ROU asset")	175,020	177,129
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	3,047	3,166
Other assets	1,578	1,392
Total assets	$598,927	$605,221
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$147	$70
Current portion of obligations under operating leases	19,572	19,907
Accounts payable	6,119	7,472
Accrued salaries and vacation	10,446	10,166
Accrued insurance	10,777	10,416
Accrued interest	85	89
Current portion of income tax receivable agreement payable	1,597	1,577
Other accrued expenses and current liabilities	24,655	16,715
Total current liabilities	73,398	66,412
Revolver loan	40,000	62,800
Obligations under finance leases, net of current portion	1,780	1,692
Obligations under operating leases, net of current portion	175,192	178,658
Deferred taxes	6,073	5,227
Income tax receivable agreement payable, net of current portion	1,492	1,562
Other noncurrent liabilities	8,606	11,292
Total liabilities	306,541	327,643
Commitments and contingencies (Note 7)
Stockholders’ Equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 36,637,761 and 36,423,505 shares issued and outstanding as of June 30, 2021 and December 30, 2020, respectively	367	364
Additional paid-in-capital	341,358	339,561
Accumulated deficit	(48,732)	(61,514)
Accumulated other comprehensive loss	(607)	(833)
Total stockholders’ equity	292,386	277,578
Total liabilities and stockholders’ equity	$598,927	$605,221

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Revenue
Company-operated restaurant revenue	$106,970	$87,707	$201,131	$180,341
Franchise revenue	8,389	6,719	16,001	13,781
Franchise advertising fee revenue	6,626	5,178	12,574	10,645
Total revenue	121,985	99,604	229,706	204,767
Cost of operations
Food and paper cost	27,882	22,873	52,273	48,435
Labor and related expenses	31,526	25,759	62,258	54,452
Occupancy and other operating expenses	25,336	21,922	49,180	44,031
Company restaurant expenses	84,744	70,554	163,711	146,918
General and administrative expenses	10,523	10,465	20,997	19,796
Franchise expenses	8,161	6,627	15,912	13,538
Depreciation and amortization	3,917	4,168	7,855	8,537
Loss on disposal of assets	85	27	111	127
Recovery of securities lawsuits related legal expenses and other insurance claims	—	(123)	—	(123)
Loss on assets held for sale	1,524	—	1,524	—
Impairment and closed-store reserves	360	437	924	2,839
Total expenses	109,314	92,155	211,034	191,632
Income from operations	12,671	7,449	18,672	13,135
Interest expense, net	433	908	950	1,813
Income tax receivable agreement expense (income)	27	290	(50)	170
Income before provision for income taxes	12,211	6,251	17,772	11,152
Provision for income taxes	3,393	752	4,990	2,053
Net income	$8,818	$5,499	$12,782	$9,099
Net income per share
Basic	$0.25	$0.16	$0.36	$0.26
Diluted	$0.24	$0.16	$0.35	$0.26
Weighted-average shares used in computing net income per share
Basic	35,927,781	34,836,410	35,861,493	34,747,785
Diluted	36,416,686	35,410,198	36,423,394	35,382,607

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Net income	$8,818	$5,499	$12,782	$9,099
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized net (losses) gains arising during the period from interest rate swap	(2)	(296)	76	(1,755)
Reclassifications of losses into net income	119	81	234	42
Income tax (expense) benefit	(32)	58	(84)	461
Other comprehensive income (loss), net of taxes	85	(157)	226	(1,252)
Comprehensive income	$8,903	$5,342	$13,008	$7,847

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, March 31, 2021	36,478,683	$365	$340,739	$(57,550)	$(692)	$282,862
Stock-based compensation	—	—	1,041	—	—	1,041
Issuance of common stock related to restricted stock	206,098	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	30,125	—	240	—	—	240
Shares repurchased for employee tax withholdings	(37,938)	—	(660)	—	—	(660)
Forfeiture of common stock related to restricted shares	(39,207)	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	85	85
Net income	—	—	—	8,818	—	8,818
Balance, June 30, 2021	36,637,761	$367	$341,358	$(48,732)	$(607)	$292,386

	Thirteen Weeks Ended June 24, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 25, 2020	35,089,983	$351	$331,484	$(82,388)	$(842)	248,605
Stock-based compensation	—	—	727	—	—	727
Issuance of common stock related to restricted shares	436,263	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	372,556	4	2,161	—	—	2,165
Shares repurchased for employee tax withholdings	(20,193)	—	(280)	—	—	(280)
Forfeiture of common stock related to restricted shares	(24,487)	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(157)	(157)
Net income	—	—	—	5,499	—	5,499
Balance, June 24, 2020	35,854,122	$359	$334,088	$(76,889)	$(999)	$256,559

	Twenty-Six Weeks Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 30, 2020	36,423,505	$364	$339,561	$(61,514)	$(833)	$277,578
Stock-based compensation	—	—	1,894	—	—	1,894
Issuance of common stock related to restricted stock	206,098	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	91,544	1	565	—	—	566
Shares repurchased for employee tax withholdings	(37,938)	—	(660)	—	—	(660)
Forfeiture of common stock related to restricted shares	(45,448)	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	226	226
Net income	—	—	—	12,782	—	12,782
Balance, June 30, 2021	36,637,761	$367	$341,358	$(48,732)	$(607)	$292,386

	Twenty-Six Weeks Ended June 24, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 25, 2019	35,126,582	$351	$330,950	$(85,988)	$253	$245,566
Stock-based compensation	—	—	1,261	—	—	1,261
Issuance of common stock related to restricted shares	436,263	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	372,556	4	2,161	—	—	2,165
Shares repurchased for employee tax withholdings	(20,193)	—	(280)	—	—	(280)
Forfeiture of common stock related to restricted shares	(61,086)	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(1,252)	(1,252)
Net income	—	—	—	9,099	—	9,099
Balance, June 24, 2020	35,854,122	$359	$334,088	$(76,889)	$(999)	$256,559

See notes to condensed consolidated financial statements (unaudited)

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020
Cash flows from operating activities:
Net income	$12,782	$9,099
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	7,855	8,537
Stock-based compensation expense	1,894	1,261
Income tax receivable agreement expense (income)	(50)	170
Loss on assets held for sale	1,524	—
Loss on disposal of assets	111	127
Impairment of property and equipment	666	1,972
Amortization of deferred financing costs	126	126
Deferred income taxes, net	881	(363)
Changes in operating assets and liabilities:
Accounts and other receivables	(507)	(7,610)
Inventories	73	55
Prepaid expenses and other current assets	558	3,021
Income taxes receivable/payable	2,014	—
Other assets	(312)	339
Accounts payable	(557)	3,610
Accrued salaries and vacation	279	(2,342)
Accrued insurance	362	698
Payment related to tax receivable agreement	—	2,069
Other accrued expenses and liabilities	(1,075)	(9,687)
Net cash flows provided by operating activities	26,624	11,082
Cash flows from investing activities:
Proceeds from deposit for disposition of restaurants	4,556	—
Purchase of property and equipment	(8,828)	(2,479)
Net cash flows used in investing activities	(4,272)	(2,479)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	—	52,500
Payments on revolver and swingline loan	(22,800)	(10,700)
Minimum tax withholdings related to net share settlements	(660)	(280)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	566	2,165
Payment of obligations under finance leases	(53)	(16)
Net cash flows (used in) provided by financing activities	(22,947)	43,669
Increase (decrease) in cash and cash equivalents	(595)	52,272
Cash and cash equivalents, beginning of period	13,219	8,070
Cash and cash equivalents, end of period	$12,624	$60,342

	Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020
Supplemental cash flow information
Cash paid during the period for interest	$598	$1,738
Cash paid during the period for income taxes	$2,094	$434
Unpaid purchases of property and equipment	$1,038	$846

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 30, 2021, the Company operated 198 and franchised 282 El Pollo Loco restaurants.

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

COVID-19

The COVID-19 pandemic has significantly disrupted our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, “stay at home” directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of the Company’s sales are associated with dine-in service. Some state and local governments continue to periodically implement certain restrictions to try and contain the spread of the virus. As of June 30, 2021, nearly all of the Company’s restaurants have dining rooms open at full capacity and continue to maintain take-away, mobile pick-up, delivery, and drive-thru operations where available.

During the thirteen and twenty-six weeks ended June 30, 2021, the Company temporarily closed 5 and 45 restaurants, respectively, of which all have reopened as of June 30, 2021. Similarly, during both thirteen and twenty-six weeks ended June 30, 2021, certain of the Company’s franchisees temporarily closed 27 restaurants, all of which have reopened as of June 30, 2021. For both franchise-operated and company-operated restaurants, this represents total temporary closures and may include more than one closure for the same restaurant. These closures typically lasted from one to three days. As of June 30, 2021, the Company had not permanently closed any restaurants due to the COVID-19 pandemic.

During the thirteen and twenty-six weeks ended June 30, 2021, the Company incurred $0.2 million and $3.0 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During both thirteen and twenty-six weeks ended June 24, 2020, the Company incurred $1.1 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

Subsequent Events

Subsequent to June 30, 2021, the Company completed the sale of eight restaurants in the Sacramento area to an existing franchisee. See "Assets Held For Sale" below for further details related to the accounting impact as of and for the thirteen and twenty-six weeks ended June 30, 2021.

As of August 5, 2021, all company-operated and franchise locations remained open.

The Company has evaluated subsequent events that have occurred after June 30, 2021, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on our debt, lease obligations and working capital and general corporate needs. At June 30, 2021, the Company’s total debt was $40.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $12.6 million at June 30, 2021 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to meet certain covenants required in its 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Assets Held For Sale

During the thirteen and twenty-six weeks ended June 30, 2021, the Company agreed in principle to sell eight restaurants within the Sacramento area to an existing franchisee. Assets are classified as held for sale if they meet the criteria outlined in Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment. In accordance with applicable accounting guidance, the net assets of the eight restaurants were recorded at the lower of carrying value or fair value less costs to sell. The Company classified $3.8 million of assets as held for sale, consisting of leasehold improvements and other property equipment, as of June 30, 2021, and recognized a loss on held for sale assets of $1.5 million for the thirteen and twenty-six weeks ended June 30, 2021. Prior to June 30, 2021, we received $4.6 million of cash primarily representing the purchase price of the transaction. The funds were recorded within our cash and cash equivalents and other accrued expenses and current liabilities within our condensed consolidated balance sheet.

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

The Company had no suppliers to whom amounts due totaled greater than 10% of the Company’s accounts payable at June 30, 2021. At December 30, 2020, the Company had two suppliers to whom amounts due totaled 24.2% and 11.4% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 26.2% and 26.6% of total expenses for the thirteen and twenty-six weeks ended June 30, 2021, respectively, and 26.4% and 27.0% of total expenses for the thirteen and twenty-six weeks ended June 24, 2020, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.6% and 70.4% of total revenue for the thirteen and twenty-six weeks ended June 30, 2021, respectively, and 71.1% and 71.7% twenty-six weeks ended June 24, 2020, respectively.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 30, 2021. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 30, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

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

The following table presents fair value for the interest rate swap at June 30, 2021 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$830	$—	$830	$—

The following table presents fair value for the interest rate swap at December 30, 2020 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$1,139	$—	$1,139	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 30, 2021, reflecting certain property and equipment assets and right-of-use (“ROU”) assets for which certain assets were classified as held for sale, and an impairment loss was recognized during the corresponding periods, as discussed under Note 2, “Property and Equipment” and immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Twenty-Six Weeks
		Fair Value Measurements at June 30, 2021 Using			Ended June 30, 2021	Ended June 30, 2021
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$18	$259
Certain property and equipment, held for sale	3,772	—	—	3,772	1,524	1,524
Certain ROU assets, net	$1,898	$—	$—	$1,898	$344	$407

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and twenty-six weeks ended June 24, 2020, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Twenty-Six Weeks
		Fair Value Measurements at June 24, 2020 Using			Ended June 24, 2020	Ended June 24, 2020
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$52	$1,429
Certain ROU assets, net	$918	$—	$—	$918	$—	$543

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen and twenty-six weeks ended June 30, 2021 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.4 million and $0.7 million for the thirteen and twenty-six weeks ended June 30, 2021, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas that closed in 2019, the carrying value of the ROU assets of one restaurant in California and the long-lived assets of three restaurants in California.

The Company recorded a non-cash impairment charge of $0.1 million and $2.0 million for the thirteen and twenty-six weeks ended June 24, 2020, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During the thirteen and twenty-six weeks ended June 30, 2021, the Company recognized less than $0.1 million and $0.3 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen and twenty-six weeks ended June 24, 2020, the Company recognized $0.4 million and $0.9 million of closed-store reserve expense, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of June 30, 2021, the counterparty to the Company’s interest rate swap has performed in accordance with its contractual obligation.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 30, 2021 or at December 30, 2020. During fiscal 2020 the Company recognized interest of $0.1 million related to the Notice of Proposed Adjustment (“NOPA”), discussed below. The Company did not recognize interest or penalties during the thirteen and twenty-six weeks ended June 24, 2020, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 30, 2021, the Company recorded income tax receivable agreement expense of less than $0.1 million and income tax receivable agreement income of less than $0.1 million, respectively, and for the thirteen and twenty-six weeks ended June 24, 2020, the Company recorded income tax receivable agreement expense of $0.3 million and $0.2 million, respectively, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into a law a stimulus package, which contains several tax provisions and deferral of employer Social Security taxes that are otherwise owed for wage payments. The tax provisions include a correction of a previous drafting error related to quality improvement property (“QIP”) and immediate refundability of all remaining alternative minimum tax (“AMT”) credits. The new provisions did not have a material impact on the Company’s condensed consolidated financial statements.

During fiscal 2020, the Company received a NOPA for the years ended December 27, 2017 and December 28, 2016, related to the Company’s methodology regarding its ordering of utilization of AMT NOLs. This resulted in a payment of $0.4 million, and the audit is closed. As a result of the CARES Act, this amount was immediately refundable upon filing of a Form 1139, which the Company filed during the twenty-six weeks ended June 30, 2021 and received a refund totaling $0.5 million.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	June 30, 2021	December 30, 2020
Land	$12,323	$12,323
Buildings and improvements	143,229	147,939
Other property and equipment	77,554	77,177
Construction in progress	2,171	3,567
	235,277	241,006

Less: accumulated depreciation and amortization	(161,062)	(161,364)
	$74,215	$79,642

Depreciation expense was $3.9 million and $4.2 million for the thirteen weeks ended June 30, 2021 and June 24, 2020, respectively, and $7.9 million and $8.5 million for the twenty-six weeks ended June 30, 2021 and June 24, 2020, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of less than $0.1 million and $0.3 million for the thirteen and twenty-six weeks ended June 30, 2021, respectively, primarily related to the carrying value of the assets of three restaurants in California. During the thirteen and twenty-six weeks ended June 24, 2020, the Company recorded non-cash impairment charges of $0.1 million and $1.4 million, respectively, primarily related to the carrying value of the assets of three restaurants in California. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance could be further impacted and it is possible that material impairments could be identified in future periods. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

Assets are classified as held for sale if they meet the criteria outlined in ASC 360, Property, Plant and Equipment. In accordance with applicable accounting guidance, the net assets were recorded at the lower of carrying value or fair value less costs to sell. The Company classified $3.8 million of assets as held for sale as of June30, 2021, and recognized a loss on held for sale assets of $1.5 million for the thirteen and twenty-six weeks ended June 30, 2021. Prior to June 30, 2021, the Company received $4.6 million of cash primarily representing the purchase price of the transaction. The funds were recorded within the Company’s cash and cash equivalents and other accrued expenses and current liabilities within the condensed consolidated balance sheet. The eight restaurants were sold subsequent to June 30, 2021.

3. STOCK-BASED COMPENSATION

At June 30, 2021, options to purchase 1,153,946 shares of common stock were outstanding, including 702,831 vested and 451,115 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At June 30, 2021, 243,950 premium options, which are options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of June 30, 2021 and changes during the twenty-six weeks ended June 30, 2021 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 30, 2020	1,030,866	$9.82
Grants	256,172	17.55
Exercised	(91,544)	6.19
Forfeited, cancelled or expired	(41,548)	$15.99
Outstanding - June 30, 2021	1,153,946	$11.60	6.16	$7,775
Vested and expected to vest at June 30, 2021	1,146,295	$11.57	6.14	$7,754
Exercisable at June 30, 2021	702,831	$9.78	4.54	$6,002

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 30, 2021	June 24, 2020
Expected volatility	46.9%	—%
Risk-free interest rate	1.1%	—%
Expected term (years)	6.25	—
Expected dividends	—	—

At June 30, 2021, the Company had total unrecognized compensation expense of $2.4 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.21 years.

A summary of restricted share activity as of June 30, 2021 and changes during the twenty-six weeks ended June 30, 2021 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 30, 2020	742,404	$11.68
Granted	182,059	$17.55
Released	(202,047)	$12.06
Forfeited, cancelled, or expired	(45,448)	$13.84
Unvested shares at June 30, 2021	676,968	$13.00

Unvested shares at June 30, 2021 included 616,871 unvested restricted shares, 36,058 unvested performance stock units and 24,039 unvested restricted units.

At June 30, 2021, the Company had unrecognized compensation expense of $7.4 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.87 years, unrecognized compensation expense of $0.1 million related to performance stock units, which it expects to recognize over a weighted-average period of 1.86 years, and unrecognized compensation expense of $0.2 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 0.86 years.

Total stock-based compensation expense was $1.0 million and $1.9 million for the thirteen and twenty-six weeks ended June 30, 2021, respectively, and $0.7 million and $1.3 million for the thirteen and twenty-six weeks ended June 24, 2020, respectively.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.35% to 1.36% and 1.35% to 1.65% for the thirteen and twenty-six weeks ended June 30, 2021 respectively, and 1.67% to 3.11% and 1.67% to 3.29% for the thirteen and twenty-six weeks ended June 24, 2020, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of June 30, 2021.

At June 30, 2021, $8.4 million of letters of credit and $40.0 million in borrowings under the 2018 Revolver were outstanding. The Company had $101.6 million in borrowing availability under the 2018 Revolver at June 30, 2021.

Maturities

During the thirteen and twenty-six weeks ended June 30, 2021, the Company elected to pay down $13.8 million and $22.8 million, respectively, on its 2018 Revolver. During the thirteen weeks ended June 24, 2020, the Company elected to pay down $2.7 million on its 2018 Revolver.  During the twenty-six weeks ended June 24, 2020, the Company borrowed $41.8 million, net of pay downs of $10.7 million on the Company’s 2018 Revolver, primarily as a precautionary measure to bolster its existing cash position, related to the uncertainty regarding the COVID-19 pandemic, as well as to fund settlement payments. There are no required principal payments prior to maturity for the 2018 Revolver.

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

For the twenty-six weeks ended June 30, 2021, the swap was a highly effective cash flow hedge.

As of June 30, 2021, the estimated net loss included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.5 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the condensed consolidated balance sheets (in thousands):

	June 30, 2021		December 30, 2020
	Notional	Fair value	Notional	Fair value
Other liabilities - Interest rate swap	$40,000	$830	$40,000	$1,139

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Interest expense on hedged portion of debt	$136	$212	$336	641
Interest expense on interest rate swap	119	81	234	42
Interest expense on debt and derivatives, net	$255	$293	$570	$683

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020 (in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
			Loss Reclassified from				Loss Reclassified from
	Net Loss Recognized in OCI		AOCI into Interest expense		Net Gain (Loss) Recognized in OCI		AOCI into Interest expense
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Interest rate swap	$(2)	$(296)	$119	$81	$76	$(1,755)	$234	$42

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 30, 2021	December 30, 2020
Accrued sales and property taxes	$3,750	$5,216
Gift card liability	3,667	4,008
Accrued legal settlements and professional fees	546	321
Deferred franchise and development fees	472	503
Current portion of lease payment deferrals	722	1,793
Deposit received on assets held for sale	4,556	—
Employer social security tax deferral	2,426	—
Other	8,516	4,874
Total other accrued expenses and current liabilities	$24,655	$16,715

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	June 30, 2021	December 30, 2020
Deferred franchise and development fees	$5,191	$5,125
Derivative liability	830	1,139
Employer social security tax deferral	2,426	4,853
Other	159	175
Total other noncurrent liabilities	$8,606	$11,292

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

On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action. The court denied defendants’ motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors (the “SLC”). On February 13, 2019, after concluding its investigation, the SLC filed a motion to dismiss the Diep action. The SLC filed its investigative report under seal as an exhibit to the motion to dismiss. Following discovery related to the SLC’s motion, on September 25, 2020, the SLC filed a motion to dismiss the Diep action. On April 23, 2021, the court held a hearing on the SLC’s motion to dismiss, and, on May 21, 2021, the Company filed a notice of proposed partial settlement of the Diep action. Subject to the approval of the court, the proposed settlement payment of $625,000 in cash by individual defendants will resolve all claims brought, or that could have been brought, against such defendants. The Company believes that the gain has currently not been realized or considered realizable under ASC 450, "Contingencies", and as of June 30, 2021, no entries have been recorded with regard to this case. On July 30, 2021, the court granted the SLC’s motion to dismiss with respect to the claims asserted against Trimaran Pollo Partners, LLC.

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

The Company is also involved in various other claims such as wage and hour and other legal actions that arise in the ordinary course of business. The outcomes of these actions are not predictable but the Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect its business, consolidated financial condition, results of operations, and cash flows.

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

At June 30, 2021, the Company’s total estimated commitment to purchase chicken was $18.1 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of June 30, 2021, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.7 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 30, 2021 was $2.5 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Due to the current uncertainty related to the COVID-19 pandemic and the impact it has had on the ability of the Company’s franchisees to make their lease payments, the Company has recorded a $0.1 million liability in the Company’s condensed consolidated financial statements related to these contingent liabilities.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Numerator:
Net income	$8,818	$5,499	$12,782	$9,099
Denominator:
Weighted-average shares outstanding—basic	35,927,781	34,836,410	35,861,493	34,747,785
Weighted-average shares outstanding—diluted	36,416,686	35,410,198	36,423,394	35,382,607
Net income per share—basic	$0.25	$0.16	$0.36	$0.26

Net income per share—diluted	$0.24	$0.16	$0.35	$0.26
Anti-dilutive securities not considered in diluted EPS calculation	138,117	545,881	65,798	565,118

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Weighted-average shares outstanding—basic	35,927,781	34,836,410	35,861,493	34,747,785
Dilutive effect of stock options and restricted shares	488,905	573,788	561,901	634,822
Weighted-average shares outstanding—diluted	36,416,686	35,410,198	36,423,394	35,382,607

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 45.7% of the Company’s outstanding common stock. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s amended and restated certificate of incorporation or amended and restated by-laws, and the Company’s winding up and dissolution. The Company’s amended and restated certificate of incorporation provides that (i) so long as LLC beneficially owns, directly or indirectly, more than 40% of the Company’s common stock, any member of the Board of Directors or the entire Board of Directors may be removed from office at any time with or without cause by the affirmative vote of a majority of the Company’s common stock, and (ii) prior to the date the LLC ceases to beneficially own, directly or indirectly, 40% or more of the Company’s common stock, stockholders representing at least 40% of the Company’s common stock may call a special meeting of the Company’s stockholders.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of June 30, 2021 and December 30, 2020, the revenue allocated to loyalty points that have not been redeemed was $0.6 million and $0.9 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of June 30, 2021, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	June 24,	June 30,	June 24,
	2021	2020	2021	2020
Core Market(1):
Company-operated restaurant revenue	$99,429	$81,370	$186,652	$167,285
Franchise revenue	4,086	3,208	7,773	6,716
Franchise advertising fee revenue	3,084	2,384	5,861	5,025
Total core market	$106,599	$86,962	$200,286	$179,026
Non-Core Market(2):
Company-operated restaurant revenue	$7,541	$6,337	$14,478	$13,056
Franchise revenue	4,304	3,511	8,229	7,065
Franchise advertising fee revenue	3,541	2,794	6,713	5,620
Total non-core market	$15,386	$12,642	$29,420	$25,741
Total revenue	$121,985	$99,604	$229,706	$204,767
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s IPO on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Greater Los Angeles area market	70.6%	71.1%	70.4%	71.7%
Other markets	29.4%	28.9%	29.6%	28.3%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the twenty-six weeks ended June 30, 2021 and June 24, 2020 (in thousands):

December 30, 2020	$5,628
Revenue recognized - beginning balance	(349)
Additional contract liability	384
June 30, 2021	$5,663

December 25, 2019	$6,317
Revenue recognized - beginning balance	(544)
June 24, 2020	$5,773

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of June 30, 2021 (in thousands):

Franchise revenues:
2021	$242
2022	455
2023	423
2024	411
2025	406
Thereafter	3,726
Total	$5,663

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	June 30,	December 30,
	2021	2020
Loyalty rewards liability, beginning balance	$900	$1,084
Revenue deferred	1,336	2,463
Revenue recognized	(1,591)	(2,647)
Loyalty rewards liability, ending balance	$645	$900

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of June 30, 2021 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	June 30,	December 30,
	2021	2020
Gift card liability	$3,667	$4,008

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Revenue recognized from gift card liability balance at the beginning of the year	$318	$77	$1,420	$753

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

As of June 30, 2021, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has two facility and nine equipment leases that are classified as finance leases.

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

During the thirteen and twenty-six weeks ended June 30, 2021, the Company reassessed the lease terms on five and twelve restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $6.5 million and $11.2 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 30, 2021, respectively, were recognized and will be amortized over the new lease term. During the thirteen and twenty-six weeks ended June 24, 2020, the Company reassessed the lease terms on four and seven restaurants, respectively, due to the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease or the decision to renew leases. This reassessment resulted in an additional $1.4 million and $1.7 million of ROU asset and lease liability for the thirteen and twenty-six weeks ended June 24, 2020, respectively, which will be recognized over the new lease term. The reassessments did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the twenty-six weeks ended June 30, 2021, the Company determined that the carrying value of ROU assets at two restaurants was not recoverable. As a result, the Company recorded a $0.4 million non-cash impairment charge for the twenty-six weeks ended June 30, 2021, related to one restaurant closed in Texas in 2019 and one restaurant in California. The Company recorded a $0.5 million non-cash impairment charge for the twenty-six weeks ended June 24, 2020 related to one restaurant in Texas sold to franchisees in the prior year. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	June 30, 2021			June 24, 2020
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$22	$1	$23	$—	$—	$—
Interest on lease liabilities	15	1	16	5	—	5
Operating lease cost	6,626	293	6,919	6,545	307	6,852
Short-term lease cost	—	5	5	—	5	5
Variable lease cost	153	83	236	105	45	150
Sublease income	(798)	—	(798)	(763)	—	(763)
Total lease cost	$6,018	$383	$6,401	$5,892	$357	$6,249

	Twenty-Six Weeks Ended
	June 30, 2021			June 24, 2020
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$42	$1	$43	$—	$—	$—
Interest on lease liabilities	30	1	31	11	—	11
Operating lease cost	13,383	594	13,977	13,075	614	13,689
Short-term lease cost	—	10	10	—	12	12
Variable lease cost	275	190	465	209	70	279
Sublease income	(1,594)	—	(1,594)	(1,541)	—	(1,541)
Total lease cost	$12,136	$796	$12,932	$11,754	$696	$12,450

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Lease cost – Occupancy and other operating expenses	$6,149	$5,917	$12,380	$11,796
Lease cost – General & administrative	103	119	219	230
Lease cost – Depreciation and amortization	22	6	42	11
Lease cost – Interest expense	15	—	30	—
Lease cost - Closed-store reserve	112	207	261	413
Total lease cost	$6,401	$6,249	$12,932	$12,450

During the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Twenty-Six Weeks Ended June 30, 2021			Twenty-Six Weeks Ended June 24, 2020
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$12,357	$575	$12,932	$9,269	$619	$9,888
Financing cash flows used for finance leases	$33	$20	$53	$16	$—	$16

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$11,260	$—	$11,260	$1,650	$12	$1,662
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$196	$196	$—	$—	$—
Derecognition of ROU assets due to terminations, impairment or modifications	$(4,513)	$(39)	$(4,552)	$(543)	$(15)	$(558)

Other Information
Weighted-average remaining lease term—finance leases	17.61	4.44		2.33	—
Weighted-average remaining lease term—operating leases	11.51	1.87		11.73	2.74
Weighted-average discount rate—finance leases	2.75%	1.57%		11.10%	—
Weighted-average discount rate—operating leases	4.42%	3.92%		4.34%	3.93%

Information regarding the Company’s minimum future lease obligations as of June 30, 2021 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 29, 2021	$100	$14,563	$1,587
December 28, 2022	190	27,511	3,368
December 27, 2023	145	25,381	3,451
December 25, 2024	145	23,146	3,336
December 31, 2025	141	20,821	2,986
Thereafter	1,690	140,805	25,814

Total	$2,411	$252,227	$40,542
Less: imputed interest (1.57% - 4.42%)	(484)	(57,463)
Present value of lease obligations	1,927	194,764
Less: current maturities	(147)	(19,572)
Noncurrent portion	$1,780	$175,192

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

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During fiscal 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company elected to not account for these rent concessions as lease modifications. The rent concessions are recorded as part of other accrued expenses. The recognition of rent concessions did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2021.

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended June 30, 2021 and June 24, 2020. The Company received $0.2 million and $0.3 million of lease income from company-owned locations for the twenty-six weeks ended June 30, 2021 and June 24, 2020, respectively.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-

looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

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

COVID-19 Impact

The COVID-19 pandemic has significantly disrupted our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments began to respond to the public health crisis by requiring social distancing, “stay at home” directives, and restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Historically, approximately 20% of our sales are associated with dine-in service. Many state and local governments continue to periodically implement certain restrictions to try and contain the spread of the virus. As of June 30, 2021, the nearly all of our restaurants have dining rooms open at full capacity and continue to maintain take-away, mobile pick-up, delivery, and drive-thru operations where available. During the thirteen and twenty-six weeks ended June 30, 2021, we temporarily closed 5 and 50 restaurants, respectively, of which all have reopened as of June 30, 2021. Similarly, during both thirteen and twenty-six weeks ended June 30, 2021, our franchisees temporarily closed 27 restaurants, of which all have reopened as of June 30, 2021. For both franchise-operated and company-operated restaurants, this represents total temporary closures and may include more than one closure for the same restaurant. These closures typically lasted from one to three days. As of June 30, 2021, we had not permanently closed any restaurants due to the COVID-19 pandemic. Subsequent to June 30, 2021, the Company has not temporarily closed any restaurants, and franchisees have not temporarily closed any restaurants.

During the thirteen and twenty-six weeks ended June 30, 2021, we incurred $0.2 million and $3.0 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During both thirteen and twenty-six weeks ended June 24, 2020, the Company incurred $1.1 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

Growth Strategies and Outlook

As of June 30, 2021, we had 480 locations in six states. In fiscal 2020, we opened one new company-operated restaurant in Nevada, which was in process prior to the COVID-19 pandemic and our franchisees opened three new restaurants, two in California and one in Arizona. For the twenty-six weeks ended June 30, 2021, two new company-operated restaurants were opened, one in Nevada and one in California, and no new franchised restaurants were opened.

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

Highlights and Trends

Comparable Restaurant Sales

For the thirteen and twenty-six weeks ended June 30, 2021, system-wide comparable restaurant sales increased by 21.0% and 14.2%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and twenty-six weeks ended June 30, 2021 increased by 16.4% and 9.8%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an approximately

0.4% increase in average check size and an increase in transactions of 15.9%, and the year-to-date change in comparable restaurant sales consisted of a 1.5% increase in transactions and a 8.2% increase in average check size. For franchised restaurants, comparable restaurant sales increased 24.5% and 17.5% for the thirteen and twenty-six weeks ended June 30, 2021, respectively. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 30, 2021, were as follows:

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 30, 2021	2020	2019	2018
Company-operated restaurant activity:
Beginning of period	196	195	213	212
Openings	2	1	2	8
Restaurant sale to franchisee	—	—	(16)	—
Closures	—	—	(4)	(7)
Restaurants at end of period	198	196	195	213
Franchised restaurant activity:
Beginning of period	283	287	271	265
Openings	—	3	2	9
Restaurant sale to franchisee	—	—	16	—
Closures	(1)	(7)	(2)	(3)
Restaurants at end of period	282	283	287	271
System-wide restaurant activity:
Beginning of period	479	482	484	477
Openings	2	4	4	17
Closures	(1)	(7)	(6)	(10)
Restaurants at end of period	480	479	482	484

Restaurant Remodeling

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of June 30, 2021, we have completed seven remodels using the new asset design. In fiscal 2021, we plan to complete a total of 15 company and 40 franchise remodels using the new design.

Loco Rewards

During the second quarter of 2017, we introduced a new loyalty rewards points program in an effort to increase sales and loyalty among our customers, by offering rewards that incentivize customers to visit our restaurants more often each month. Customers earn points for each dollar spent and as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point’s terms.

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of June 30, 2021 and December 30, 2020, the revenue allocated to loyalty points that had not been redeemed was $0.6 million and $0.9 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company had over 2.4 million loyalty program members as of June 30, 2021.

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

Labor and Related Expenses

Labor and related expenses include wages, payroll taxes, workers’ compensation expense, benefits, and bonuses paid to our restaurant management teams. Like other expense items, we expect labor costs to grow proportionately as our restaurant revenue grows. Factors that influence labor costs include minimum wage and payroll tax legislation, overtime, the frequency and severity of workers’ compensation claims, health care costs, and the performance of our restaurants.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended June 30, 2021 and June 24, 2020 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Weeks Ended
	June 30, 2021		June 24, 2020		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$106,970	87.7	$87,707	88.1	$19,263	22.0
Franchise revenue	8,389	6.9	6,719	6.7	1,670	24.9
Franchise advertising fee revenue	6,626	5.4	5,178	5.2	1,448	28.0
Total revenue	121,985	100.0	99,604	100.0	22,381	22.5
Cost of operations
Food and paper costs (1)	27,882	26.1	22,873	26.1	5,009	21.9
Labor and related expenses (1)	31,526	29.5	25,759	29.4	5,767	22.4
Occupancy and other operating expenses (1)	25,336	23.7	21,922	25.0	3,414	15.6
Company restaurant expenses (1)	84,744	79.3	70,554	80.5	14,190	20.1
General and administrative expenses	10,523	8.6	10,465	10.5	58	0.6
Franchise expenses	8,161	6.7	6,627	6.7	1,534	23.1
Depreciation and amortization	3,917	3.2	4,168	4.2	(251)	(6.0)
Loss on disposal of assets	85	0.1	27	0.0	58	214.8
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	(123)	(0.1)	123	(100.0)
Loss on assets held for sale	1,524	1.2	—	—	1,524	N/A
Impairment and closed-store reserves	360	0.3	437	0.4	(77)	(17.6)
Total expenses	109,314	89.6	92,155	92.5	17,159	18.6
Income from operations	12,671	10.4	7,449	7.5	5,222	70.1
Interest expense, net of interest income	433	0.4	908	0.9	(475)	(52.3)
Income tax receivable agreement expense	27	0.0	290	0.3	(263)	(90.7)
Income before provision for income taxes	12,211	10.0	6,251	6.3	5,960	95.3
Provision for income taxes	3,393	2.8	752	0.8	2,641	351.2
Net income	$8,818	7.2	$5,499	5.5	$3,319	60.4
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended June 30, 2021 and June 24, 2020 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Twenty-Six Weeks Ended
	June 30, 2021		June 24, 2020		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$201,131	87.6	$180,341	88.1	$20,790	11.5
Franchise revenue	16,001	7.0	13,781	6.7	2,220	16.1
Franchise advertising fee revenue	12,574	5.4	10,645	5.2	1,929	18.1
Total revenue	229,706	100.0	204,767	100.0	24,939	12.2
Cost of operations
Food and paper costs (1)	52,273	26.0	48,435	26.9	3,838	7.9
Labor and related expenses (1)	62,258	31.0	54,452	30.2	7,806	14.3
Occupancy and other operating expenses (1)	49,180	24.5	44,031	24.4	5,149	11.7
Company restaurant expenses (1)	163,711	81.5	146,918	81.5	16,793	11.4
General and administrative expenses	20,997	9.1	19,796	9.7	1,201	6.1
Franchise expenses	15,912	6.9	13,538	6.6	2,374	17.5
Depreciation and amortization	7,855	3.4	8,537	4.2	(682)	(8.0)

Loss on disposal of assets	111	0.0	127	0.1	(16)	(12.6)
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	(123)	(0.1)	123	(100.0)
Loss on assets held for sale	1,524	0.7	—	—	1,524	N/A
Impairment and closed-store reserves	924	0.4	2,839	1.4	(1,915)	(67.5)
Total expenses	211,034	91.9	191,632	93.6	19,402	10.1
Income from operations	18,672	8.1	13,135	6.4	5,537	42.2
Interest expense, net of interest income	950	0.4	1,813	0.9	(863)	(47.6)
Income tax receivable agreement (income) expense	(50)	(0.0)	170	0.1	(220)	(129.4)
Income before provision for income taxes	17,772	7.7	11,152	5.4	6,620	59.4
Provision for income taxes	4,990	2.2	2,053	1.0	2,937	143.1
Net income	$12,782	5.5	$9,099	4.4	$3,683	40.5
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $19.3 million, or 22.0%, from the comparable period in the prior year. The increase in company-operated restaurant sales was primarily due to an increase in company-operated comparable restaurant revenue of $17.0 million, or 16.4%. The company-operated comparable restaurant sales increase consisted of an approximately 0.4% increase in average check size and a 15.9% increase in transactions. In addition, company-operated revenue was favorably impacted by $1.3 million of additional sales from restaurants opened during or after the second quarter of the prior year and a $1.1 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during the second quarter of the prior year.

Year-to-date, company-operated restaurant revenue increased $20.8 million, or 11.5%, from the comparable period in the prior year. The increase in company-operated restaurant sales was primarily due to a $19.2 million, or 9.8% increase in company-operated comparable restaurant revenue. In addition, company-operated revenue was favorably impacted by $1.7 million of additional sales from restaurants opened during or after the first quarter of the prior year and a $0.2 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during the year-to-date period of the prior year. The company-operated comparable restaurant sales increase consisted of an approximately 8.2% increase in average check size and a 1.5% increase in transactions. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.

Franchise Revenue

For the quarter, franchise revenue increased $1.7 million, or 24.9%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 24.5% and the opening of two restaurants during or subsequent to the second quarter of 2020. This franchise revenue increase was partially offset by the closure of three franchise locations during or subsequent to the second quarter of 2020.

Year-to-date, franchise revenue increased $2.2 million, or 16.1%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 17.5% and the opening of three restaurants during or subsequent to the first quarter of 2020. This franchise revenue increase was partially offset by the closure of seven franchise locations during or subsequent to the first quarter of 2020.

Franchise Advertising Fee Revenue

For the quarter, franchise advertising fee revenue increased $1.4 million, or 28.0%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue increased $1.9 million, or 18.1%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the quarter-to-date fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter, food and paper costs increased $5.0 million, or 21.9%, from the comparable period in the prior year, primarily due to a $3.6 million increase in food costs and a $1.4 million increase in paper costs. Year-to-date, food and paper costs increased $3.8 million, or 7.9%, from the comparable period in the prior year, due to a $2.4 million increase in food costs and a $1.4 million increase in paper costs. The increase in food and paper costs for the quarter and year-to-date periods resulted primarily from higher company transactions, sales mix and commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 26.1%, consistent with the comparable period of the prior year as higher prices offset the cost increases above. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 26.0%, down from 26.9% in the comparable period of the prior year. The percentage decrease for the year-to-date period was due primarily to an increase in pricing and effective waste management, partially offset by sales mix and commodity inflation.

Labor and Related Expenses

For the quarter, labor and related expenses increased $5.8 million, or 22.4%, from the comparable period in the prior year. The increase for the quarter was primarily due to $2.6 million related to the 15.9% increase in year-over-year sales transactions, a $1.3 million increase in overtime, a $0.6 million increase related to higher minimum wage increases in California during fiscal 2020 and 2021, a $0.5 million increase in medical and workers compensation expense, due to higher claims activity, $0.4 million higher in payroll taxes and $0.4 million related to employee training and other labor related expenses.

Year-to-date, labor and related expenses increased $7.8 million, or 14.3%, from the comparable period in the prior year. The increase for the year-to-date period was due to a $2.2 million increase in overtime, $1.4 million related to the 1.5% increase in year-over-year sales transactions, a $1.2 million increase related to higher minimum wage increases in California during fiscal 2020 and 2021, $1.2 million in labor costs associated with the COVID-19 pandemic, a $0.4 million increase in medical and workers compensation expense due to higher claims activity, $0.5 million in higher payroll taxes and $0.9 million related to employee training and other labor related expenses.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 29.5%, consistent with the comparable period in the prior year as higher prices and efficiencies offset the cost increases highlighted above. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 31.0%, up from 30.2% in the comparable period in the prior year. The year-to-date percentage was impacted by the cost increases highlighted above, partially offset by an increase in pricing and labor efficiencies.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $3.4 million, or 15.6%, from the comparable period of the prior year. Fluctuations in occupancy and other expenses consisted primarily of a $0.8 million increase in advertising fees, a $0.6 million increase in utilities, a $0.4 million increase in repairs and maintenance costs, a $0.4 million increase in other operating expenses, a $0.4 million increase in market place delivery fees, a $0.3 million increase in operating supplies, a $0.2 million increase in occupancy costs, primarily related to rent expense and higher general liability claims and a $0.3 million increase in credit card charges.

Year-to-date, occupancy and other operating expenses increased $5.1 million, or 11.7%, from the comparable period of the prior year. The increase was primarily due to a $0.9 million increase in advertising fees, $0.9 million increase in market place delivery fees, a $0.7 million increase in utilities, a $0.7 million increase in operating supplies, a $0.7 million increase in repairs and maintenance costs, a $0.5 million increase in occupancy costs, primarily related to rent expense and higher general liability claims, a $0.4 million increase in credit card charges and a $0.4 million increase in other operating expenses.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 23.7% down from 25.0% in the comparable period in the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.5%, up from 24.4% in the comparable period of the prior year. The decrease for the quarter resulted primarily from higher revenue, partially offset by the increase in costs noted above. The slightly higher percentage on a year-to-date basis reflects the cost increases noted above partially offset by higher year-to-date revenue.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $0.1 million, or 0.6%, from the comparable period in the prior year. The increase for the quarter was due primarily to a $1.3 million increase in labor related costs, primarily related to an increase in management bonus expense, a $0.3 million increase in stock compensation expenses, and a $0.4 million increase in temporary office staff and recruiting fees, partially offset by a $2.1 million decrease in legal and professional expenses.

Year-to-date, general and administrative expenses increased $1.2 million, or 6.1%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to a $1.6 million increase in labor related costs, primarily related to an increase in management bonus expense, a $0.7 million increase in stock compensation expenses and a $0.7 million increase in temporary office staff and recruiting fees. This increase was partially offset by a $1.8 million decrease in legal and professional expenses, related primarily to a $2.5 million legal settlement in the prior year period discussed in Note 7, “Commitments and Contingencies, Legal Matters” in the Notes to Condensed Consolidated Financial Statements above.

For the quarter, general and administrative expenses as a percentage of total revenue were 8.6%, down from 10.5% in the comparable period of the prior year. The percentage decrease for the quarterly period resulted primarily from higher revenue. Year-to-date, general and administrative expenses as a percentage of total revenue were 9.1%, down from 9.7% in the comparable period of the prior year. The year-to-date percentage decrease is primarily due to the higher revenue, partially offset by the cost increases discussed above.

Loss on held for sale assets

During the thirteen and twenty-six weeks ended June 30, 2021, we agreed in principle to sell eight restaurants within the Sacramento area to an existing franchisee. The net assets were recorded to assets held for sale at the lower of carrying value or fair value less costs to sell, which resulted in a loss on held for sale assets of $1.5 million for the thirteen and twenty-six weeks ended June 30, 2021. Prior to June 30, 2021, we received $4.6 million of cash primarily representing the purchase price of the transaction. The funds were recorded within our cash and cash equivalents and other accrued expenses and current liabilities within our condensed consolidated balance sheet. The eight restaurants were sold subsequent to June 30, 2021.

Impairment and Closed-Store Reserves

During the thirteen and twenty-six weeks ended June 30, 2021, we recorded non-cash impairment charges of $0.4 million and $0.7 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California, and the long-lived assets of three restaurants in California. During the thirteen and twenty-six weeks ended June 24, 2020, we recorded non-cash impairment charges of $0.1 million and $2.0 million, respectively, primarily related to the carrying value of the assets of one restaurant in Texas and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen and twenty-six weeks ended June 30, 2021, we recognized less than $0.1 million and $0.2 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and twenty-six weeks ended June 24, 2020, we recognized $0.4 million and $0.9 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter and year-to-date, interest expense, net, decreased $0.5 million and $0.9 million, respectively, from the comparable period in the prior year. The decrease is primarily related to lower interest rates and lower outstanding balances on our 2018 Revolver.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 30, 2021, we recorded income tax receivable agreement expense of less than $0.1 million and income tax receivable agreement income of less than $0.1 million, respectively, and for the thirteen and twenty-six weeks ended June 24, 2020 we recorded income tax receivable agreement expense of $0.3 million and $0.2 million, respectively.

Provision for Income Taxes

For the quarter ended June 30, 2021, we recorded an income tax provision of $3.4 million, reflecting an estimated effective tax rate of 27.8%. For the quarter ended June 24, 2020, we recorded an income tax provision of $0.8 million, reflecting an estimated effective tax rate of approximately 12.0%. For the year-to-date period ended June 30, 2021, we recorded an income tax provision of $5.0 million, reflecting an estimated effective tax rate of approximately 28.1%. For the year-to-date ended June 24, 2020, we recorded an income tax provision of $2.1 million, reflecting an estimated effective tax rate of approximately 18.4%.

The difference between the 21.0% statutory rate and the Company’s effective tax rate of 28.1% for the year-to-date ended June 30, 2021 is primarily a result of a windfall tax benefit related to stock options exercised, non-deductible executive compensation, state taxes, a Work Opportunity Tax Credit benefit, the change in valuation allowance against certain state credits and prior year true up related to stock based compensation.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with GAAP. System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our consolidated statements of operations is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Company-operated restaurant revenue	$106,970	$87,707	$201,131	$180,341
Franchise revenue	8,389	6,719	16,001	13,781
Franchise advertising fee revenue	6,626	5,178	12,574	10,645
Total Revenue	121,985	99,604	229,706	204,767
Franchise revenue	(8,389)	(6,719)	(16,001)	(13,781)
Franchise advertising fee revenue	(6,626)	(5,178)	(12,574)	(10,645)
Sales from franchised restaurants	148,130	115,593	281,095	238,120
System-wide sales	$255,100	$203,300	$482,226	$418,461

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 30, 2021 and June 24, 2020, there were 465 and 469 comparable restaurants, 191 and 191 company-operated restaurants and 274 and 278 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Restaurant contribution:
Income from operations	$12,671	$7,449	$18,672	$13,135
Add (less):
General and administrative expenses	10,523	10,465	20,997	19,796
Franchise expenses	8,161	6,627	15,912	13,538
Depreciation and amortization	3,917	4,168	7,855	8,537
Loss on disposal of assets	85	27	111	127
Loss on assets held for sale	1,524	—	1,524	—
Franchise revenue	(8,389)	(6,719)	(16,001)	(13,781)
Franchise advertising fee revenue	(6,626)	(5,178)	(12,574)	(10,645)
Recovery of securities lawsuits related legal expenses and other insurance claims	—	(123)	—	(123)
Impairment and closed-store reserves	360	437	924	2,839
Restaurant contribution	$22,226	$17,153	$37,420	$33,423

Company-operated restaurant revenue:
Total revenue	$121,985	$99,604	$229,706	$204,767
Less:
Franchise revenue	(8,389)	(6,719)	(16,001)	(13,781)
Franchise advertising fee revenue	(6,626)	(5,178)	(12,574)	(10,645)
Company-operated restaurant revenue	$106,970	$87,707	$201,131	$180,341

Restaurant contribution margin (%)	20.8%	19.6%	18.6%	18.5%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 30, 2021	June 24, 2020	June 30, 2021	June 24, 2020
Net income	$8,818	$5,499	$12,782	$9,099
Non-GAAP adjustments:
Provision (benefit) for income taxes	3,393	752	4,990	2,053
Interest expense, net of interest income	433	908	950	1,813
Depreciation and amortization	3,917	4,168	7,855	8,537
EBITDA	$16,561	$11,327	$26,577	$21,502
Stock-based compensation expense (a)	1,041	727	1,894	1,261
Loss on disposal of assets (b)	85	27	111	127
Loss on assets held for sale (c)	1,524	—	1,524	—
Recovery of securities lawsuits related legal expense and other insurance claims (d)	—	(123)	—	(123)
Impairment and closed-store reserves (e)	360	437	924	2,839
Income tax receivable agreement expense (income) (f)	27	290	(50)	170
Securities class action legal expense (g)	307	37	671	238
Legal settlements (h)	—	2,499	—	2,566
Pre-opening costs (i)	21	59	184	110
Adjusted EBITDA	$19,926	$15,280	$31,835	$28,690
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	During the thirteen and twenty-six weeks ended June 30, 2021, we agreed in principle to sell eight restaurants within Sacramento area to an existing franchisee. The related net assets were reclassified to assets held for sale and remeasured at their fair value less costs to sell, which resulted in a loss on held for sale assets of $1.5 million for the twenty-six weeks ended June 30, 2021.

(d)	During the thirteen and twenty-six weeks ended June 24, 2020, we received insurance proceeds of $0.1 million related to a property claim.
(e)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During the thirteen and twenty-six weeks ended June 30, 2021, we recorded non-cash impairment charges of $0.4 million and $0.7 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California, and the long-lived assets of three restaurants in California. During the thirteen and twenty-six weeks ended June 24, 2020, we recorded non-cash impairment charges of $0.1 million and $2.0 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of three restaurants in California.

During the thirteen and twenty-six weeks ended June 30, 2021, we recognized less than $0.1 million and $0.2 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and twenty-six weeks ended June 24, 2020, we recognized $0.4 million and $0.9 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(f)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOL and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 30, 2021 and June 24, 2020, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(g)	Consists of costs related to the defense of securities lawsuits. See Note 7, “Commitments and Contingencies, Legal Matters” in the Notes to Condensed Consolidated Financial Statements above.
(h)	Includes amounts incurred related to the payment of the final settlement amounts for multiple wage and hour class action suits.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

The following table presents summary cash flow information for the periods indicated.

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 30, 2021	June 24, 2020
Net cash provided by (used in)
Operating activities	$26,624	$11,082
Investing activities	(4,272)	(2,479)
Financing activities	(22,947)	43,669
Net increase (decrease) in cash	$(595)	$52,272

Operating Activities

For the twenty-six weeks ended June 30, 2021, net cash from operating activities changed by approximately $15.5 million from the comparable period of the prior year. This change was due primarily to an increase in profitability after non-cash items and favorable working capital fluctuations.

Investing Activities

For the twenty-six weeks ended June 30, 2021, net cash used in investing activities increased by $1.8 million from the comparable period of the prior year. This increase was due primarily to opening two new company-operated restaurants and remodeling five restaurants in the twenty-six weeks ended June 30, 2021 compared to opening no new company-operated restaurants and completing no new remodels in the twenty-six weeks ended June 30, 2020. In addition, during the twenty-six weeks ended June 30, 2021, the Company received a deposit of $4.6 million on sale of eight restaurants within the Sacramento area.

Financing Activities

For the twenty-six weeks ended June 30, 2021, net cash from financing activities changed by $66.6 million from the comparable period of the prior year. This change was due primarily to an increase in net borrowings of $44.5 million on the 2018 Revolver during the twenty-six weeks ended June 24, 2020, primarily as a precautionary measure to bolster our existing cash position in light of the COVID-19 pandemic, as well as to provide for the $16.3 million litigation settlement payment. In addition, during the twenty-six weeks ended June 30, 2021, the Company paid down $22.8 million on the 2018 Revolver.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.35% to 1.36% and 1.35% to 1.65% for the thirteen and twenty-six weeks ended June 30, 2021, respectively, and 1.67% to 3.11% and 1.67% to 3.29% for the thirteen and twenty-six weeks ended June 24, 2020.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of June 30, 2021.

At June 30, 2021, $8.4 million of letters of credit and $40.0 million of borrowings were outstanding under the 2018 Revolver. There were $101.6 million remaining borrowings available under the 2018 Revolver at June 30, 2021.

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

Contractual Obligations

Other than our paydown of $22.8 million on the 2018 Revolver during the twenty-six weeks ended June 30, 2021 described above, our contractual obligations outstanding on June 30, 2021 have not changed materially since those disclosed under “Debt and Other Obligations – Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 30, 2020. Our contractual commitments relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.

Off-Balance Sheet and Other Arrangements

As of June 30, 2021 and December 25, 2020, we were using $8.4 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest, at USD LIBOR plus a margin between 1.25% and 2.25%. As of June 30, 2021, we had outstanding borrowings of $40.0 million under our 2018 Revolver, $8.4 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, certain tenors of LIBOR are expected to be phased out beginning after 2021. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. When LIBOR ceases to exist, we may need to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If future rates based upon a successor rate are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps described below, we effectively did not have any long-term debt subject to variations in interest rates as of June 30, 2021 and as such, a one percent increase in the variable rate of interest would not result in any increase in annual interest expense.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap during the year ended December 25, 2019 with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the twenty-six weeks ended June30, 2021. The interest rate swap matures in June 2023.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 30, 2021.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556
10.1	El Pollo Loco Holdings, Inc. Equity Incentive		8-K		10.1	6/14/2021	001-36556

31.1	Certification of Principal Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: August 6, 2021	/s/ Bernard Acoca
Bernard Acoca
President and Chief Executive Officer
(duly authorized officer)
Date: August 6, 2021	/s/ Laurance Roberts
Laurance Roberts
Chief Financial Officer
(principal financial officer)