Form 10-Q
period 2021-09-29
El Pollo Loco Holdings, Inc.
filed 2021-11-05
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2021

or

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

As of October 29, 2021, there were 36,560,966 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 29,	December 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,669	$13,219
Accounts and other receivables, net	11,510	9,963
Inventories	2,127	2,100
Prepaid expenses and other current assets	3,041	3,865
Income tax receivable	—	2,522
Total current assets	41,347	31,669
Property and equipment, net	74,836	79,642
Property and equipment held under finance lease, net	1,666	1,661
Property and equipment held under operating leases, net ("ROU asset")	172,823	177,129
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	2,136	3,166
Other assets	915	1,392
Total assets	$604,285	$605,221
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$149	$70
Current portion of obligations under operating leases	19,718	19,907
Accounts payable	7,391	7,472
Accrued salaries and vacation	8,050	10,166
Accrued insurance	11,031	10,416
Accrued income taxes payable	1,094	-
Accrued interest	90	89
Current portion of income tax receivable agreement payable	1,638	1,577
Other accrued expenses and current liabilities	20,546	16,715
Total current liabilities	69,707	66,412
Revolver loan	40,000	62,800
Obligations under finance leases, net of current portion	1,742	1,692
Obligations under operating leases, net of current portion	172,797	178,658
Deferred taxes	6,334	5,227
Income tax receivable agreement payable, net of current portion	1,432	1,562
Other noncurrent liabilities	8,355	11,292
Total liabilities	300,367	327,643
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 36,671,447 and 36,423,505 shares issued and outstanding as of September 29, 2021 and December 30, 2020, respectively	366	364
Additional paid-in-capital	342,656	339,561
Accumulated deficit	(38,571)	(61,514)
Accumulated other comprehensive loss	(533)	(833)
Total stockholders’ equity	303,918	277,578
Total liabilities and stockholders’ equity	$604,285	$605,221

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Revenue
Company-operated restaurant revenue	$99,986	$97,276	$301,117	$277,617
Franchise revenue	8,918	7,781	24,919	21,562
Franchise advertising fee revenue	6,796	5,922	19,370	16,567
Total revenue	115,700	110,979	345,406	315,746
Cost of operations
Food and paper cost	26,698	24,922	78,971	73,357
Labor and related expenses	27,802	28,756	90,060	83,208
Occupancy and other operating expenses	25,108	23,836	74,288	67,867
Gain on recovery of insurance proceeds, lost profits	—	(2,000)	—	(2,000)
Company restaurant expenses	79,608	75,514	243,319	222,432
General and administrative expenses	9,357	9,803	30,354	29,599
Franchise expenses	8,545	7,572	24,457	21,110
Depreciation and amortization	3,685	4,092	11,540	12,629
Loss on disposal of assets	83	29	194	156
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	—	(123)
Loss on disposition of restaurants	10	—	1,534	—
Impairment and closed-store reserves	167	1,776	1,091	4,615
Total expenses	101,455	98,786	312,489	290,418
Income from operations	14,245	12,193	32,917	25,328
Interest expense, net	449	770	1,399	2,583
Income tax receivable agreement expense (income)	(19)	(144)	(69)	26
Income before provision for income taxes	13,815	11,567	31,587	22,719
Provision for income taxes	3,654	1,647	8,644	3,700
Net income	$10,161	$9,920	$22,943	$19,019
Net income per share
Basic	$0.28	$0.28	$0.64	$0.54
Diluted	$0.28	$0.28	$0.63	$0.53
Weighted-average shares used in computing net income per share
Basic	36,067,754	35,471,452	35,930,246	34,989,007
Diluted	36,525,424	36,064,559	36,457,110	35,609,320

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Net income	$10,161	$9,920	$22,943	$19,019
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized net (losses) gains arising during the period from interest rate swap	(32)	(36)	44	(1,791)
Reclassifications of losses into net income	133	114	367	156
Income tax (expense) benefit	(27)	(20)	(111)	441
Other comprehensive income (loss), net of taxes	74	58	300	(1,194)
Comprehensive income	$10,235	$9,978	$23,243	$17,825

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended September 29, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, June 30, 2021	36,637,761	$367	$341,358	$(48,732)	$(607)	$292,386
Stock-based compensation	—	—	1,042	—	—	1,042
Issuance of common stock upon exercise of stock options	41,216	—	300	—	—	300
Shares repurchased for employee tax withholdings	(2,446)	—	(45)	—	—	(45)
Forfeiture of common stock related to restricted shares	(5,084)	(1)	1	—	—	—
Other comprehensive income, net of tax	—	—	—	—	74	74
Net income	—	—	—	10,161	—	10,161
Balance, September 29, 2021	36,671,447	$366	$342,656	$(38,571)	$(533)	$303,918

	Thirteen Weeks Ended September 23, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, June 24, 2020	35,854,122	$359	$334,088	$(76,889)	$(999)	256,559
Stock-based compensation	—	—	909	—	—	909
Issuance of common stock related to restricted shares	2,798	—	—	—	—	—
Issuance of common stock upon exercise of stock options	593,180	6	3,675	—	—	3,681
Shares repurchased for employee tax withholdings	(2,925)	—	(51)	—	—	(51)
Forfeiture of common stock related to restricted shares	(5,806)	(1)	1	—	—	—
Other comprehensive income, net of tax	—	—	—	—	58	58
Net income	—	—	—	9,920	—	9,920
Balance, September 23, 2020	36,441,369	$364	$338,622	$(66,969)	$(941)	$271,076

	Thirty-Nine Weeks Ended September 29, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 30, 2020	36,423,505	$364	$339,561	$(61,514)	$(833)	$277,578
Stock-based compensation	—	—	2,936	—	—	2,936
Issuance of common stock related to restricted shares	206,098	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	132,760	1	865	—	—	866
Shares repurchased for employee tax withholdings	(40,384)	—	(705)	—	—	(705)
Forfeiture of common stock related to restricted shares	(50,532)	(1)	1	—	—	—
Other comprehensive income, net of tax	—	—	—	—	300	300
Net income	—	—	—	22,943	—	22,943
Balance, September 29, 2021	36,671,447	$366	$342,656	$(38,571)	$(533)	$303,918

	Thirty-Nine Weeks Ended September 23, 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 25, 2019	35,126,582	$351	$330,950	$(85,988)	$253	$245,566
Stock-based compensation	—	—	2,170	—	—	2,170
Issuance of common stock related to restricted shares	439,061	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	965,736	10	5,836	—	—	5,846
Shares repurchased for employee tax withholdings	(23,118)	—	(331)	—	—	(331)
Forfeiture of common stock related to restricted shares	(66,892)	(1)	1	—	—	—
Other comprehensive income, net of tax	—	—	—	—	(1,194)	(1,194)
Net income	—	—	—	19,019	—	19,019
Balance, September 23, 2020	36,441,369	$364	$338,622	$(66,969)	$(941)	$271,076

See notes to condensed consolidated financial statements (unaudited)

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020
Cash flows from operating activities:
Net income	$22,943	$19,019
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,540	12,629
Bad debt expense	—	190
Stock-based compensation expense	2,936	2,170
Income tax receivable agreement (income) expense	(69)	26
Loss on disposition of restaurants	1,534	—
Loss on disposal of assets	194	156
Impairment of property and equipment	701	3,478
Amortization of deferred financing costs	188	189
Deferred income taxes, net	2,026	(110)
Changes in operating assets and liabilities:
Accounts and other receivables	(1,547)	(2,527)
Inventories	(27)	72
Prepaid expenses and other current assets	825	3,163
Income taxes payable	3,616	2,264
Other assets	289	159
Accounts payable	(507)	476
Accrued salaries and vacation	(2,116)	1,311
Accrued insurance	615	816
Other accrued expenses and liabilities	(809)	(9,962)
Net cash flows provided by operating activities	42,332	33,519
Cash flows from investing activities:
Proceeds from disposition of restaurants	4,556	—
Purchase of property and equipment	(12,699)	(4,349)
Net cash flows used in investing activities	(8,143)	(4,349)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	—	52,500
Payments on revolver and swingline loan	(22,800)	(65,700)
Minimum tax withholdings related to net share settlements	(705)	(331)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	866	5,846
Payment of obligations under finance leases	(100)	(26)
Net cash flows used in financing activities	(22,739)	(7,711)
Increase in cash and cash equivalents	11,450	21,459
Cash and cash equivalents, beginning of period	13,219	8,070
Cash and cash equivalents, end of period	$24,669	$29,529

	Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020
Supplemental cash flow information
Cash paid during the period for interest	$828	$2,381
Cash paid during the period for income taxes	$4,088	$1,632
Unpaid purchases of property and equipment	$2,259	$881

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 29, 2021, the Company operated 190 and franchised 290 El Pollo Loco restaurants.

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

COVID-19

During the COVID-19 pandemic, the Company has experienced periods of significant disruption to its restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments have periodically responded to the public health crisis by requiring social distancing, issuing “stay at home” directives, and implementing restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Many state and local governments continue to periodically implement certain restrictions to try and contain the spread of the virus. As of September 29, 2021, all of the Company’s restaurants have dining rooms open at full capacity and continue to maintain take-away, mobile pick-up, delivery, and drive-thru operations where available. The Company continues to experience staffing challenges which resulted in reduced operating hours and service channels. Further, there have been inflationary pressures due to supply chain disruptions that impacted the Company’s business and results of operations during the thirteen and thirty-nine weeks ended September 29, 2021.

During the thirteen and thirty-nine weeks ended September 29, 2021, the Company incurred $0.5 million and $3.5 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During the thirteen and thirty-nine weeks ended September 23, 2020, the Company incurred $0.9 million and $2.0 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

Subsequent Events

Bernard Acoca, the Company’s Chief Executive Officer and President, resigned from his position as Chief Executive Officer and President and as a member of the Board of Directors of the Company (the “Board”), effective as of October 15, 2021. In connection with Mr. Acoca’s resignation, the Board appointed Laurance Roberts as interim Chief Executive Officer of the Company (“Interim CEO”), effective as of October 15, 2021. Mr. Roberts currently also serves as Chief Financial Officer of the Company and will continue in that role during his tenure as Interim CEO.

The Company has evaluated subsequent events that have occurred after September 29, 2021, and determined that there were no other events or transactions occurring during this reporting period that require recognition or disclosure in the condensed consolidated financial statements.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At September 29, 2021, the Company’s total debt was $40.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $24.7 million at September 29, 2021 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to meet certain covenants required in its 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Loss on Disposition of Restaurants

On July 1, 2021 the Company completed the sale of eight restaurants within the Sacramento area to an existing franchisee. The Company has determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.

This sale resulted in cash proceeds of $4.6 million and a net loss on sale of restaurants of less than $0.1 million and $1.5 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively. These restaurants are now included in the total number of franchised El Pollo Loco restaurants.

Recently Adopted Accounting Pronouncements

In July 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-05, “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments” which no longer requires a lessor to recognize a selling loss upon commencement of a lease with variable lease payments that prior to the amendment would have been classified as a sales-type or direct financing lease. The Company adopted this ASU during the third quarter of 2021. The adoption of ASU 2021-05 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2021, the FASB issued ASU No. 2021-01, “Reference Rate Reform (Topic 848): Scope” which clarifies the FASB’s recent rate reform guidance in Topic 848, Reference Rate Reform, that optional expedients and exceptions therein for contract modification and hedge accounting apply to derivatives that are affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) and the use of new interest rate benchmarks. ASU 2021-01 is effective immediately. Entities may choose to apply the amendments retrospectively as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively to new modifications from any date within an interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. The Company adopted this ASU on January 7, 2021. The adoption of ASU 2021-01 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

The Company had no suppliers to whom amounts due totaled greater than 10% of the Company’s accounts payable at September 29, 2021. At December 30, 2020, the Company had two suppliers to whom amounts due totaled 24.2% and 11.4% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 27.0% and 28.1% of total expenses for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, and 26.7% and 26.8% of total expenses for the thirteen and thirty-nine weeks ended September 23, 2020, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.6% and 70.8% of total revenue for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, and 71.2% and 71.5% for the thirteen and thirty-nine weeks ended September 23, 2020, respectively.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 29, 2021. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 29, 2021. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

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

The following table presents fair value for the interest rate swap at September 29, 2021 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$729	$—	$729	$—

The following table presents fair value for the interest rate swap at December 30, 2020 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$1,139	$—	$1,139	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 29, 2021, reflecting certain property and equipment assets and right-of-use (“ROU”) assets for which certain assets were classified as held for sale, and an impairment loss was recognized during the corresponding periods, as discussed under Note 2, “Property and Equipment” and immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 29, 2021 Using			Ended September 29, 2021	Ended September 29, 2021
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$34	$293
Certain ROU assets, net	$424	$—	$—	$424	$—	$407

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and thirty-nine weeks ended September 23, 2020, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 23, 2020 Using			Ended September 23, 2020	Ended September 23, 2020
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$1,506	$2,935
Certain ROU assets, net	$911	$—	$—	$911	$—	$543

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s cash flows for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and

ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen and thirty-nine weeks ended September 29, 2021 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.1 million and $0.7 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas that closed in 2019, the carrying value of the ROU assets of one restaurant in California and the long-lived assets of three restaurants in California.

The Company recorded a non-cash impairment charge of $1.5 million and $3.5 million for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During the thirteen and thirty-nine weeks ended September 29, 2021, the Company recognized less than $0.1 million and $0.4 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen and thirty-nine weeks ended September 23, 2020, the Company recognized $0.3 million and $1.1 million of closed-store reserve expense, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of September 29, 2021, the counterparty to the Company’s interest rate swap has performed in accordance with its contractual obligation.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 29, 2021 or at December 30, 2020. During fiscal 2020 the Company recognized interest of $0.1 million related to the Notice of Proposed Adjustment (“NOPA”), discussed below. The Company did not recognize interest or penalties during the thirteen and thirty-nine weeks ended September 23, 2020, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For both the thirteen and thirty-nine weeks ended September 29, 2021, the Company recorded income tax receivable agreement income of less than $0.1 million, and for the thirteen and thirty-nine weeks ended September 23, 2020, the Company recorded income tax receivable agreement income of $0.1 million and income tax receivable agreement expense of less than $0.1 million, respectively, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law as a stimulus package, and contained several tax provisions, including a correction of a previous drafting error related to quality improvement property (“QIP”) and immediate refundability of all remaining alternative minimum tax (“AMT”) credits. The new provisions did not have a material impact on the Company’s condensed consolidated financial statements.

During fiscal 2020, the Company received a NOPA for the years ended December 27, 2017 and December 28, 2016, related to the Company’s methodology regarding its ordering of utilization of AMT NOLs. Resolution of this NOPA resulted in a payment of $0.4 million, and the audit is closed. As a result of the CARES Act, this amount was immediately refundable upon filing of a Form 1139. The Company filed the Form 1139 during the year ended December 30, 2020 and received a refund totaling $0.5 million.

The CARES Act also provides for the deferral of employer Social Security taxes that are otherwise owed for wage payment and the creation of refundable employee retention credits. The total amount deferred as of December 30, 2020 is $4.9 million, of which 50% is due by December 31, 2021 and another 50% is due by December 31, 2022. The Company assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit ("ERC"), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through December 31, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through December 31, 2021. During the third quarter of 2021, the Company filed amended Form 941s with the Internal Revenue Service and recognized a credit of $3.2 million for the thirteen and thirty-nine weeks ended September 29, 2021 for the ERC, which is recorded as an offset to the deferred portion of the employer social security tax liability and corresponding payroll tax expense and is classified as part of the labor and other operating expenses on the condensed consolidated statements of income and condensed consolidated balance sheet, respectively.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 29, 2021	December 30, 2020
Land	$12,323	$12,323
Buildings and improvements	144,766	147,939
Other property and equipment	78,720	77,177
Construction in progress	2,879	3,567
	238,688	241,006
Less: accumulated depreciation and amortization	(163,852)	(161,364)
	$74,836	$79,642

Depreciation expense was $3.7 million and $4.1 million for the thirteen weeks ended September 29, 2021 and September 23, 2020, respectively, and $11.5 million and $12.6 million for the thirty-nine weeks ended September 29, 2021 and September 23, 2020, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of less than $0.1 million and $0.3 million for the thirteen and thirty-nine weeks ended September 29, 2021, primarily related to the carrying value of the long-lived assets of three restaurants in California.

During the thirteen and thirty-nine weeks ended September 23, 2020, the Company recorded non-cash impairment charges of $1.5 million and $2.9 million, respectively, primarily related to the carrying value of the long-lived assets of four restaurants in California. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance could be further impacted and it is possible that material impairments could be identified in future periods. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

At September 29, 2021, options to purchase 1,112,730 shares of common stock were outstanding, including 698,329 vested and 414,401 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At September 29, 2021, 212,196 premium options, which are options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of September 29, 2021 and changes during the thirty-nine weeks ended September 29, 2021 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 30, 2020	1,030,866	$9.82
Grants	256,172	17.55
Exercised	(132,760)	6.52
Forfeited, cancelled or expired	(41,548)	$15.99
Outstanding - September 29, 2021	1,112,730	$11.76	6.05	$6,104
Vested and expected to vest at September 29, 2021	1,106,140	$11.73	6.04	$6,093
Exercisable at September 29, 2021	698,329	$10.01	4.56	$4,999

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 29, 2021	September 23, 2020
Expected volatility	46.9%	—%
Risk-free interest rate	1.1%	—%
Expected term (years)	6.25	—
Expected dividends	—	—

At September 29, 2021, the Company had total unrecognized compensation expense of $2.2 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.03 years.

A summary of restricted share activity as of September 29, 2021 and changes during the thirty-nine weeks ended September 29, 2021 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 30, 2020	742,404	$11.68
Granted	182,059	$17.55
Released	(245,828)	$11.96
Forfeited, cancelled, or expired	(50,532)	$13.93
Unvested shares at September 29, 2021	628,103	$13.09

Unvested shares at September 29, 2021 included 568,006 unvested restricted shares, 36,058 unvested performance stock units and 24,039 unvested restricted units.

At September 29, 2021, the Company had unrecognized compensation expense of $6.6 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.66 years, unrecognized compensation expense of $0.1 million related to unvested performance stock units, which it expects to recognize over a weighted-average period of 1.61 years, and unrecognized compensation expense of $0.2 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 0.61 years.

Total stock-based compensation expense was $1.0 million and $2.9 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, and $0.9 million and $2.2 million for the thirteen and thirty-nine weeks ended September 23, 2020, respectively.

4. LONG-TERM DEBT

The Company, as a guarantor, is a party to a credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, Intermediate, as a guarantor, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.34% to 1.35% and 1.34% to 1.65% for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, and 1.67% to 1.68% and 1.67% to 3.29% for the thirteen and thirty-nine weeks ended September 23, 2020, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 29, 2021.

At September 29, 2021, $8.4 million of letters of credit and $40.0 million in borrowings under the 2018 Revolver were outstanding. The Company had $101.6 million in borrowing availability under the 2018 Revolver at September 29, 2021.

Maturities

During the thirty-nine weeks ended September 29, 2021, the Company elected to pay down $22.8 million on its 2018 Revolver. No amounts were paid on the 2018 Revolver during the thirteen weeks ended September 29, 2021. During the thirteen weeks ended September 23, 2020, the Company elected to pay down $55.0 million on its 2018 Revolver. During the thirty-nine weeks ended September 23, 2020, the Company paid down $13.2 million, net of borrowings of $52.5 million on the Company’s 2018 Revolver. There are no required principal payments prior to maturity for the 2018 Revolver.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap was to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments was converted to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the thirteen and thirty-nine weeks ended September 29, 2021. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive (loss) income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.

For the thirty-nine weeks ended September 29, 2021, the swap was a highly effective cash flow hedge.

As of September 29, 2021, the estimated net loss included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.6 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the condensed consolidated balance sheets (in thousands):

	September 29, 2021		December 30, 2020
	Notional	Fair value	Notional	Fair value
Other liabilities - Interest rate swap	$40,000	$729	$40,000	$1,139

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Interest expense on hedged portion of debt	$97	$169	$433	810
Interest expense on interest rate swap	133	114	367	156
Interest expense on debt and derivatives, net	$230	$283	$800	$966

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020 (in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
			Loss Reclassified from				Loss Reclassified from
	Net Loss Recognized in OCI		AOCI into Interest expense		Net Gain (Loss) Recognized in OCI		AOCI into Interest expense
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Interest rate swap	$(32)	$(36)	$133	$114	$44	$(1,791)	$367	$156

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 29, 2021	December 30, 2020
Accrued sales and property taxes	$5,375	$5,216
Gift card liability	3,686	4,008
Accrued advertising	4,162	—
Accrued legal settlements and professional fees	1,112	321
Deferred franchise and development fees	642	503
Current portion of lease payment deferrals	353	1,793
Other	5,216	4,874
Total other accrued expenses and current liabilities	$20,546	$16,715

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 29, 2021	December 30, 2020
Deferred franchise and development fees	$5,802	$5,125
Derivative liability	729	1,139
Employer social security tax deferral	1,676	4,853
Other	148	175
Total other noncurrent liabilities	$8,355	$11,292

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about February 24, 2014, a former employee filed a class action in the Superior Court of the State of California, County of Orange, under the caption Elliott Olvera, et al v. El Pollo Loco, Inc., et al (Case No. 30-2014-00707367-CU-

OE-CXC) on behalf of all putative class members (all hourly employees from 2010 to the present) alleging certain violations of California labor laws, including failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements. The putative lead plaintiff’s requested remedies include compensatory and punitive damages, injunctive relief, disgorgement of profits, and reasonable attorneys’ fees and costs. No specific amount of damages sought was specified in the complaint. The court recently certified two classes of plaintiffs - one class encompasses restaurant employees who were not provided proper rest breaks because they were not allowed to leave the premises during their breaks and the other class encompasses restaurant employees who were required to wait at the restaurant after they finished working for the night until the manager set the alarm for safety purposes. The parties reached a settlement in principle on January 24, 2019 of all claims brought on behalf of the 32,000+ putative class members in Olvera, as well as all claims for failure to pay overtime compensation, failure to provide meal periods and rest breaks, and failure to provide itemized wage statements brought in the class actions captioned Martha Perez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC624001), Maria Vega, et al. v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC649719), and Gonzalez v. El Pollo Loco, Inc. (Los Angeles Superior Court Case No. BC712867). The settlement reached in principle in the Olvera, Perez, Vega, and Gonzalez actions resolves all potential claims from April 12, 2010 through April 1, 2019 that El Pollo Loco restaurant employees may have against El Pollo Loco for failure to pay for all compensation owed, failure to pay overtime compensation, failure to provide meal periods and rest breaks and failure to provide itemized wage statements, among other wage and hour related claims. A $16.3 million accrual of an expected settlement amount related to this matter was recorded as of December 26, 2018, and the court formally approved the settlement on January 31, 2020. The settlement payment was made on February 28, 2020. Purported class actions alleging wage and hour violations are commonly filed against California employers. The Company fully expects to have to defend against similar lawsuits in the future.

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

On May 21, 2021, while the SLC’s motion to dismiss the Diep action was pending, the Company filed a notice of proposed partial settlement of the Diep action with respect to defendants Kay Bogeajis, Laurance Roberts, Stephen J. Sather, Edward J. Valle, Douglas K. Ammerman, and Samuel N. Borgese (collectively, the “Settling Defendants”). Defendant Trimaran Pollo Partners, LLC (“Trimaran”) was not a party to the settlement. The court approved the settlement of $625,000, less Plaintiffs’ fees of $156,250, on September 10, 2021, and dismissed all claims brought, or that could have been brought, against Settling Defendants. In connection with this settlement, the Company received $469,000 in insurance proceeds, which was recorded within general and administrative expenses in the Company’s statement of operations for the thirty-nine weeks ended September 29, 2021.

On July 30, 2021, the court granted the SLC’s motion to dismiss with respect to the claims asserted against remaining defendant Trimaran. On October 4, 2021, Plaintiffs filed a notice of appeal of the court’s granting of the motion to dismiss against defendant Trimaran.

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

The damages phase of the trial commenced on April 20, 2018. On May 1, 2018, the jury returned a verdict on damages in favor of Plaintiffs in the following amounts: (1) $4,356,600 in “impact damages” arising out of our construction of the two new company-owned El Pollo Loco restaurants in Lancaster, and (2) $4,481,206 in “lost opportunity damages” arising out of our failure to offer the two new company-operated El Pollo Loco restaurants in Lancaster to Plaintiffs. On August 1, 2018, the court issued a final judgment and decision on the unfair business practices claim under California Business & Professions Code § 17200 et seq. As part of the final judgment, the court found El Pollo Loco liable and issued injunctive relief requiring El Pollo Loco to revise its franchise disclosure document and franchise agreement. The court also awarded Plaintiffs restitution of $4,356,600 for “impact damages” arising out of the Company’s construction of the two new company-operated El Pollo Loco restaurants in Lancaster. The court, reversing its previous position, held that these damages could be awarded in addition to the “lost opportunity damages” awarded by the jury. Thus, the court entered a total monetary judgment of $8,837,806. There was no ruling on the causes of action for reformation due to mistake and declaratory relief, and on January 27, 2020, the court entered an amended judgment dismissing these claims. The trial court subsequently awarded the Plaintiffs $249,728 in costs and $1,391,703 in attorney fees. Post judgment interest is running at 10% simple interest per year on the total amount of the monetary judgment, costs, and attorney fees.

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

At September 29, 2021, the Company’s total estimated commitment to purchase chicken was $11.0 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of September 29, 2021, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.6 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 29, 2021 was $2.4 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. Due to the current uncertainty related to the COVID-19 pandemic and the impact it has had on the ability of the Company’s franchisees to make their lease payments, the Company recorded a $0.1 million liability in the Company’s condensed consolidated financial statements related to these contingent liabilities.

Employment Agreements

As of September 29, 2021, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Numerator:
Net income	$10,161	$9,920	$22,943	$19,019
Denominator:
Weighted-average shares outstanding—basic	36,067,754	35,471,452	35,930,246	34,989,007
Weighted-average shares outstanding—diluted	36,525,424	36,064,559	36,457,110	35,609,320
Net income per share—basic	$0.28	$0.28	$0.64	$0.54
Net income per share—diluted	$0.28	$0.28	$0.63	$0.53
Anti-dilutive securities not considered in diluted EPS calculation	225,308	4,071	118,968	129,218

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Weighted-average shares outstanding—basic	36,067,754	35,471,452	35,930,246	34,989,007
Dilutive effect of stock options and restricted shares	457,670	593,107	526,864	620,313
Weighted-average shares outstanding—diluted	36,525,424	36,064,559	36,457,110	35,609,320

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 29, 2021 and December 30, 2020, the revenue allocated to loyalty points that have not been redeemed was $0.7 million and $0.9 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of September 29, 2021, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents our revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29,	September 23,	September 29,	September 23,
	2021	2020	2021	2020
Core Market(1):
Company-operated restaurant revenue	$95,292	$90,207	$281,945	$257,493
Franchise revenue	4,184	3,660	11,956	10,376
Franchise advertising fee revenue	3,129	2,748	8,989	7,773
Total core market	$102,605	$96,615	$302,890	$275,642
Non-Core Market(2):
Company-operated restaurant revenue	$4,694	$7,069	$19,172	$20,124
Franchise revenue	4,733	4,121	12,963	11,186
Franchise advertising fee revenue	3,668	3,174	10,381	8,794
Total non-core market	$13,095	$14,364	$42,516	$40,104
Total revenue	$115,700	$110,979	$345,406	$315,746
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s IPO on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents our revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Greater Los Angeles area market	71.6%	71.2%	70.8%	71.5%
Other markets	28.4%	28.8%	29.2%	28.5%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 29, 2021 and September 23, 2020 (in thousands):

December 30, 2020	$5,628
Revenue recognized - beginning balance	(514)
Additional contract liability	1,330
September 29, 2021	$6,444

December 25, 2019	$6,317
Revenue recognized - beginning balance	(900)
Additional contract liability	10
September 23, 2020	$5,427

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of September 29, 2021 (in thousands):

Franchise revenues:
Remainder of 2021	$168
2022	637
2023	565
2024	473
2025	428
Thereafter	4,173
Total	$6,444

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	September 29,	December 30,
	2021	2020
Loyalty rewards liability, beginning balance	$900	$1,084
Revenue deferred	2,030	2,463
Revenue recognized	(2,183)	(2,647)
Loyalty rewards liability, ending balance	$747	$900

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of September 29, 2021 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	September 29,	December 30,
	2021	2020
Gift card liability	$3,686	$4,008

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Revenue recognized from gift card liability balance at the beginning of the year	$88	$138	$1,509	$890

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

As of September 29, 2021, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has two facilities and nine equipment leases that are classified as finance leases.

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

During the thirteen and thirty-nine weeks ended September 29, 2021, the Company reassessed the lease terms on four and 16 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $2.6 million and $13.8 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, were recognized and will be amortized over the new lease term. During the thirteen and thirty-nine weeks ended September 23, 2020, the Company reassessed the lease terms on two and nine restaurants, respectively, due to the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease or the decision to renew leases. This reassessment resulted in an additional $0.3 million and $2.0 million of ROU asset and lease liability for the thirteen and thirty-nine weeks ended September 23, 2020, respectively, which will be recognized over the new lease term. The reassessments did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirty-nine weeks ended September 29, 2021, the Company determined that the carrying value of ROU assets at two restaurants was not recoverable. As a result, the Company recorded a $0.4 million non-cash impairment charge for the thirty-nine weeks ended September 29, 2021 related to one restaurant closed in Texas in 2019 and one restaurant in California. The Company recorded a $0.5 million non-cash impairment charge for the thirty-nine weeks ended September 23, 2020 related to one restaurant in Texas sold to franchisees in the prior year. See Note 1, “Basis of

Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

In determining if any of the Company’s contracts contain a lease, the Company made assumptions and judgments related to its ability to direct the use of any assets stated in the contract and the likelihood of renewing any short-term contracts for a period extending past twelve months.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	September 29, 2021			September 23, 2020
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$18	$1	$19	$—	$—	$—
Interest on lease liabilities	14	1	15	5	—	5
Operating lease cost	6,552	267	6,819	6,502	297	6,799
Short-term lease cost	—	7	7	—	6	6
Variable lease cost	138	70	208	116	50	166
Sublease income	(1,128)	—	(1,128)	(883)	—	(883)
Total lease cost	$5,594	$346	$5,940	$5,740	$353	$6,093

	Thirty-Nine Weeks Ended
	September 29, 2021			September 23, 2020
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$60	$2	$62	$—	$—	$—
Interest on lease liabilities	44	2	46	16	—	16
Operating lease cost	19,935	861	20,796	19,577	911	20,488
Short-term lease cost	—	17	17	—	18	18
Variable lease cost	413	260	673	325	120	445
Sublease income	(2,722)	—	(2,722)	(2,424)	—	(2,424)
Total lease cost	$17,730	$1,142	$18,872	$17,494	$1,049	$18,543

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Lease cost – Occupancy and other operating expenses	$5,811	$5,786	$18,191	$17,582
Lease cost – General & administrative	97	114	316	344
Lease cost – Depreciation and amortization	18	5	60	16
Lease cost – Interest expense	14	—	44	—
Lease cost - Closed-store reserve	—	188	261	601
Total lease cost	$5,940	$6,093	$18,872	$18,543

During the thirty-nine weeks ended September 29, 2021 and September 23, 2020, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Thirty-Nine Weeks Ended September 29, 2021			Thirty-Nine Weeks Ended September 23, 2020
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$19,371	$831	$20,202	$16,348	$928	$17,276
Financing cash flows used for finance leases	$67	$33	$100	$24	$2	$26

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$13,848	$—	$13,848	$3,180	$41	$3,221
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$196	$196	$—	$—	$—
Derecognition of ROU assets due to terminations, impairment or modifications	$(4,513)	$(99)	$(4,612)	$(543)	$(26)	$(569)

Other Information
Weighted-average remaining lease term—finance leases	18.56	4.27		2.08	4.83
Weighted-average remaining lease term—operating leases	11.37	1.66		11.62	2.59
Weighted-average discount rate—finance leases	2.84%	1.54%		11.10%	1.68%
Weighted-average discount rate—operating leases	4.43%	3.91%		4.31%	3.89%

Information regarding the Company’s minimum future lease obligations as of September 29, 2021 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 29, 2021	$50	$7,272	$857

December 28, 2022	190	27,651	3,468
December 27, 2023	145	25,593	3,571
December 25, 2024	145	23,491	3,456
December 31, 2025	141	21,247	3,106
Thereafter	1,690	143,011	25,746
Total	$2,361	$248,265	$40,204
Less: imputed interest (1.54% - 4.43%)	(470)	(55,750)
Present value of lease obligations	1,891	192,515
Less: current maturities	(149)	(19,718)
Noncurrent portion	$1,742	$172,797

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

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During fiscal 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company elected to not account for these rent concessions as lease modifications. The rent concessions are recorded as part of other accrued expenses. The recognition of rent concessions did not have a material impact on the Company’s condensed consolidated financial statements as of September 29, 2021.

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended September 29, 2021 and September 23, 2020. The Company received $0.3 million and $0.4 million of lease income from company-owned locations for the thirty-nine weeks ended September 29, 2021 and September 23, 2020, respectively.

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

COVID-19 Impact

During the COVID-19 pandemic, we have experienced periods of significant disruption to our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments have periodically responded to the public health crisis by requiring social distancing, issuing “stay at home” directives, and implementing restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Many state and local governments continue to periodically implement certain restrictions to try and contain the spread of the virus. As of September 29, 2021, all of our restaurants have dining rooms open at full capacity and continue to maintain take-away, mobile pick-up, delivery, and drive-thru operations where available. We continue to experience staffing challenges which resulted in reduced operating hours and service channels. Further, there have been inflationary pressures due to supply chain disruptions that have impacted our business and results of operations during the thirteen and thirty-nine weeks ended September 29, 2021.

During the thirteen and thirty-nine weeks ended September 29, 2021, we incurred $0.5 million and $3.5 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During the thirteen and thirty-nine weeks ended September 23, 2020, the Company incurred $0.9 million and $2.0 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

Growth Strategies and Outlook

As of September 29, 2021, we had 480 locations in six states. In fiscal 2020, we opened one new company-operated restaurant in Nevada, which was in process prior to the COVID-19 pandemic and our franchisees opened three new restaurants, two in California and one in Arizona. For the thirty-nine weeks ended September 29, 2021, two new company-operated restaurants were opened, one in Nevada and one in California, and no new franchised restaurants were opened, although we sold eight of our company-owned restaurants to a franchisee during the thirteen and thirty-six weeks ended September 29, 2021.

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

Highlights and Trends

Comparable Restaurant Sales

For the thirteen and thirty-nine weeks ended September 29, 2021, system-wide comparable restaurant sales increased by 9.3% and 12.5%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and thirty-nine weeks ended September 29, 2021 increased by 4.8% and 8.1%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an approximately 3.5% increase in average check size and an increase in transactions of 1.2% and the year-to-date change in comparable restaurant sales consisted of a 6.6% increase in average check size and a 1.4% increase in transactions. For franchised restaurants, comparable restaurant sales increased 12.6% and 15.7% for the thirteen and thirty-nine weeks ended September 29, 2021, respectively. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 29, 2021, were as follows:

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 29, 2021	2020	2019	2018
Company-operated restaurant activity:
Beginning of period	196	195	213	212
Openings	2	1	2	8
Restaurant sale to franchisee	(8)	—	(16)	—
Closures	—	—	(4)	(7)
Restaurants at end of period	190	196	195	213
Franchised restaurant activity:
Beginning of period	283	287	271	265
Openings	—	3	2	9
Restaurant sale to franchisee	8	—	16	—
Closures	(1)	(7)	(2)	(3)
Restaurants at end of period	290	283	287	271
System-wide restaurant activity:
Beginning of period	479	482	484	477
Openings	2	4	4	17
Closures	(1)	(7)	(6)	(10)
Restaurants at end of period	480	479	482	484

Restaurant Remodeling

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of September 29, 2021 we have completed 12 remodels using the new asset design including 10 this year. In fiscal 2021, we plan to complete a total of 10-12 company and 5-7 franchise remodels using the new design.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of September 29, 2021 and December 30, 2020, the revenue allocated to loyalty points that had not been redeemed was $0.7 million and $0.9 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company had over 2.5 million loyalty program members as of September 29, 2021.

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

Comparison of Results of Operations

Our operating results for the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared in the tables below.

	Thirteen Weeks Ended
	September 29, 2021		September 23, 2020		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$99,986	86.4	$97,276	87.7	$2,710	2.8
Franchise revenue	8,918	7.7	7,781	7.0	1,137	14.6
Franchise advertising fee revenue	6,796	5.9	5,922	5.3	874	14.8
Total revenue	115,700	100.0	110,979	100.0	4,721	4.3
Cost of operations
Food and paper costs (1)	26,698	26.7	24,922	25.6	1,776	7.1
Labor and related expenses (1)	27,802	27.8	28,756	29.6	(954)	(3.3)
Occupancy and other operating expenses (1)	25,108	25.1	23,836	24.5	1,272	5.3
Gain on recovery of insurance proceeds, lost profits (1)	—	—	(2,000)	(2.1)	2,000	N/A
Company restaurant expenses (1)	79,608	79.6	75,514	77.6	4,094	5.4
General and administrative expenses	9,357	8.1	9,803	8.8	(446)	(4.5)
Franchise expenses	8,545	7.4	7,572	6.8	973	12.8
Depreciation and amortization	3,685	3.2	4,092	3.7	(407)	(9.9)
Loss on disposal of assets	83	0.1	29	0.0	54	186.2
Loss on disposition of restaurants	10	0.0	—	—	10	N/A
Impairment and closed-store reserves	167	0.1	1,776	1.6	(1,609)	(90.6)
Total expenses	101,455	87.7	98,786	89.0	2,669	2.7
Income from operations	14,245	12.3	12,193	11.0	2,052	16.8
Interest expense, net of interest income	449	0.4	770	0.7	(321)	(41.7)
Income tax receivable agreement expense (income)	(19)	(0.0)	(144)	(0.1)	125	(86.8)
Income before provision for income taxes	13,815	11.9	11,567	10.4	2,248	19.4
Provision for income taxes	3,654	3.2	1,647	1.5	2,007	121.9
Net income	$10,161	8.7	$9,920	8.9	$241	2.4
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

	Thirty-Nine Weeks Ended
	September 29, 2021		September 23, 2020		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$301,117	87.2	$277,617	87.9	$23,500	8.5
Franchise revenue	24,919	7.2	21,562	6.8	3,357	15.6
Franchise advertising fee revenue	19,370	5.6	16,567	5.3	2,803	16.9
Total revenue	345,406	100.0	315,746	100.0	29,660	9.4
Cost of operations
Food and paper costs (1)	78,971	26.2	73,357	26.4	5,614	7.7

Labor and related expenses (1)	90,060	29.9	83,208	30.0	6,852	8.2
Occupancy and other operating expenses (1)	74,288	24.7	67,867	24.4	6,421	9.5
Gain on recovery of insurance proceeds, lost profits(1)	—	—	(2,000)	(0.7)	2,000	N/A
Company restaurant expenses (1)	243,319	80.8	222,432	80.1	20,887	9.4
General and administrative expenses	30,354	8.8	29,599	9.4	755	2.6
Franchise expenses	24,457	7.1	21,110	6.7	3,347	15.9
Depreciation and amortization	11,540	3.3	12,629	4.0	(1,089)	(8.6)
Loss on disposal of assets	194	0.1	156	—	38	24.4
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	(123)	—	123	(100.0)
Loss on disposition of restaurants	1,534	0.4	—	—	1,534	N/A
Impairment and closed-store reserves	1,091	0.3	4,615	1.5	(3,524)	(76.4)
Total expenses	312,489	90.5	290,418	92.0	22,071	7.6
Income from operations	32,917	9.5	25,328	8.0	7,589	30.0
Interest expense, net of interest income	1,399	0.4	2,583	0.8	(1,184)	(45.8)
Income tax receivable agreement (income) expense	(69)	(0.0)	26	—	(95)	(365.4)
Income before provision for income taxes	31,587	9.1	22,719	7.2	8,868	39.0
Provision for income taxes	8,644	2.5	3,700	1.2	4,944	133.6
Net income	$22,943	6.6	$19,019	6.0	$3,924	20.6
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $2.7 million, or 2.8%, from the comparable period in the prior year. The increase in company-operated restaurant sales was primarily due to an increase in company-operated comparable restaurant revenue of $4.4 million, or 4.8%. The company-operated comparable restaurant sales increase consisted of an approximately 3.5% increase in average check size and a 1.2% increase in transactions. In addition, company-operated restaurant revenue was favorably impacted by $0.9 million of additional sales from restaurants opened during or after the third quarter of the prior year and a $0.4 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during the third quarter of the prior year. This restaurant sales increase was partially offset by a $2.6 million decrease in revenue from the eight company-operated restaurants sold by the Company to an existing franchisee during the quarter and a $0.4 million decrease in revenue recognized for our loyalty points program.

Year-to-date, company-operated restaurant revenue increased $23.5 million, or 8.5%, from the comparable period in the prior year. The increase in company-operated restaurant sales was primarily due to a $23.5 million, or 8.1% increase in company-operated comparable restaurant revenue. In addition, company-operated restaurant revenue was favorably impacted by $2.7 million of additional sales from restaurants opened during or after the second quarter of the prior year and a $0.4 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during the year-to-date period of the prior year. The company-operated comparable restaurant sales increase consisted of an approximately 6.6% increase in average check size and a 1.4% increase in transactions. This restaurant sales increase was partially offset by a $2.6 million decrease in revenue from the eight company-operated restaurants sold by the Company to an existing franchisee during the quarter and a $0.5 million decrease in revenue recognized for our loyalty points program. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.

Franchise Revenue

For the quarter, franchise revenue increased $1.1 million, or 14.6%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 12.6%, the opening of one restaurant during or subsequent to the third quarter of 2020 and revenue generated from eight company-operated restaurants sold by the Company to an existing franchisee during the quarter. This franchise revenue increase was partially offset by the closure of two franchise locations during or subsequent to the third quarter of 2020.

Year-to-date, franchise revenue increased $3.4 million, or 15.6%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 15.7%, the opening of three restaurants during or subsequent to the first quarter of 2020 and revenue generated from eight company-operated restaurants sold by the Company to an existing franchisee during the quarter. This franchise revenue increase was partially offset by the closure of eight franchise locations during or subsequent to the first quarter of 2020.

Franchise Advertising Fee Revenue

For the quarter, franchise advertising fee revenue increased $0.9 million, or 14.8%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue increased $2.8 million, or 16.9%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the quarter and year-to-date fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter, food and paper costs increased $1.8 million, or 7.1%, from the comparable period in the prior year, primarily due to a $1.0 million increase in food costs and a $0.8 million increase in paper costs. Year-to-date, food and paper costs increased $5.6 million, or 7.7%, from the comparable period in the prior year, due to a $3.4 million increase in food costs and a $2.2 million increase in paper costs. The increase in food and paper costs for the quarter and year-to-date periods resulted primarily from higher company transactions, sales mix and commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 26.7%, up from 25.6% in the comparable period of the prior year primarily due to commodity inflation and investment in new elevated packaging, partially offset by an increase in pricing. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 26.2%, down from 26.4% in the comparable period of the prior year. The percentage decrease for the year-to-date period was due primarily to an increase in pricing and effective waste management, partially offset by sales mix and commodity inflation.

Labor and Related Expenses

For the quarter, labor and related expenses decreased $1.0 million, or 3.3%, from the comparable period in the prior year. The decrease for the quarter was primarily due to recognizing a $3.2 million ERC which was recorded as an offset to the corresponding payroll tax expense and was classified as part of the labor and other operating expenses on the condensed consolidated statements of income during the thirteen weeks ended September 29, 2021. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” in the Notes to Condensed Consolidated Financial Statements” for additional information related to the ERC. Additionally, the labor and related expenses were favorably impacted by a $0.9 million reduction in labor related to the eight locations sold to an existing franchisee during the quarter. The decrease in labor and related expenses was partially offset by a $1.5 million increase primarily related to minimum wage increases in California during fiscal 2020 and 2021 and other labor wage increases as a result of competitive pressure, a $0.8 million increase related to the 1.2% increase in year-over-year sales transactions, a $0.3 million increase in overtime, a $0.3 million increase in medical and workers compensation expense due to higher claims activity and a $0.2 million increase in other labor related expenses.

Year-to-date, labor and related expenses increased $6.9 million, or 8.2%, from the comparable period in the prior year. The increase for the year-to-date period was due to a $2.6 million increase primarily related to minimum wage increases in California during fiscal 2020 and 2021 and other labor wage increases as a result of competitive pressure, a $2.5 million increase in overtime, a $2.3 million increase related to the 1.4% increase in year-over-year sales transactions, a $1.1 million increase primarily related to employee training and other labor related expenses, $0.9 million in labor costs associated with the COVID-19 pandemic and $0.7 million in higher payroll taxes. This labor and related expense increase was partially offset by recognizing a $3.2 million ERC which is recorded as an offset to the corresponding payroll tax expense and is classified as part of the labor and other operating expenses on the condensed consolidated statements of income during the thirty-nine weeks ended September 29, 2021.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 27.8%, down from 29.6% in the comparable period in the prior year due to the cost increases highlighted above, partially offset by the obtained ERC. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 29.9%, compared to 30.0% in the comparable period in the prior year. The year-to-date percentage was impacted by the cost increases highlighted above, offset by an obtained ERC.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $1.3 million, or 5.3%, from the comparable period of the prior year. Fluctuations in occupancy and other expenses consisted primarily of a $0.5 million increase in utilities, a $0.4 million increase in other operating expenses, a $0.2 million increase in repairs and maintenance costs and a $0.2 million increase in market place delivery fees.

Year-to-date, occupancy and other operating expenses increased $6.4 million, or 9.5%, from the comparable period of the prior year. The increase was primarily due to a $1.2 million increase in utilities, a $1.1 million increase in market place delivery fees, a $1.0 million increase in advertising fees, a $0.9 million increase in repairs and maintenance costs, a $0.8 million increase in other operating expenses, a $0.6 million increase in operating supplies, a $0.4 million increase in occupancy costs, primarily related to rent expense and higher general liability claims, and a $0.4 million increase in credit card charges.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.1%, up from 24.5% in the comparable period in the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.7%, up from 24.4% in the comparable period of the prior year. The higher percentage on both a quarter and year-to-date basis reflects the cost increases noted above partially offset by higher year-to-date revenue.

General and Administrative Expenses

For the quarter, general and administrative expenses decreased $0.4 million, or 4.5%, from the comparable period in the prior year. The decrease for the quarter was due primarily to a $1.3 million decrease in labor related costs, primarily related to a decrease in estimated management bonus expense. This general and administrative expenses decrease was partially offset by a $0.6 million increase in recruiting and other outside services fees and a $0.3 million increase in legal and professional expenses.

Year-to-date, general and administrative expenses increased $0.8 million, or 2.6%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to a $1.2 million increase in recruiting and other outside services fees, a $0.8 million increase in stock compensation expenses and a $0.3 million increase in labor related costs, primarily related to an increase in management bonus expense. This increase was partially offset by a $1.5 million decrease in legal and professional expenses, related primarily to a $2.5 million legal settlement in the prior year period discussed in Note 7, “Commitments and Contingencies, Legal Matters” in the Notes to Condensed Consolidated Financial Statements above.

For the quarter, general and administrative expenses as a percentage of total revenue were 8.1%, down from 8.8% in the comparable period of the prior year. The percentage decrease for the quarterly period resulted primarily from higher revenue. Year-to-date, general and administrative expenses as a percentage of total revenue were 8.8%, down from 9.4% in the comparable period of the prior year. The year-to-date percentage decrease is primarily due to the higher revenue, partially offset by the cost increases discussed above.

Loss on Disposition of Restaurants

During the thirteen and thirty-nine weeks ended September 29, 2021, we completed the sale of our eight restaurants within Sacramento area to an existing franchisee. This sale resulted in cash proceeds of $4.6 million and a net loss on sale of restaurants of less than $0.1 million and $1.5 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively.

Impairment and Closed-Store Reserves

During the thirteen and thirty-nine weeks ended September 29, 2021, we recorded non-cash impairment charges of $0.1 million and $0.7 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California, and the long-lived assets of three restaurants in California. During the thirteen and thirty-nine weeks ended September 23, 2020, we recorded non-cash impairment charges of $1.5 million and $3.5 million, respectively, primarily related to the carrying value of the assets of one restaurant in Texas and the long-lived assets of four restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen and thirty-nine weeks ended September 29, 2021, we recognized $0.1 million and $0.4 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and thirty-nine weeks ended September 23, 2020, we recognized $0.3 million and $1.1 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter and year-to-date, interest expense, net, decreased $0.3 million and $1.2 million, respectively, from the comparable period in the prior year. The decrease is primarily related to lower interest rates and lower outstanding balances on our 2018 Revolver.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For both the thirteen and thirty-nine weeks ended September 29, 2021, we recorded income tax receivable agreement income of less than $0.1 million, and for the thirteen and thirty-nine weeks ended September 23, 2020 we recorded income tax receivable agreement income of $0.1 million and income tax receivable expense of less than $0.1 million, respectively.

Provision for Income Taxes

For the quarter ended September 29, 2021, we recorded an income tax provision of $3.7 million, reflecting an estimated effective tax rate of 26.4%. For the quarter ended September 23, 2020, we recorded an income tax provision of $1.6 million, reflecting an estimated effective tax rate of approximately 14.2%. For the year-to-date period ended September 29, 2021, we recorded an income tax provision of $8.7 million, reflecting an estimated effective tax rate of approximately 27.4%. For the year-to-date period ended September 23, 2020, we recorded an income tax provision of $3.7 million, reflecting an estimated effective tax rate of approximately 16.3%.

The difference between the 21.0% statutory rate and the Company’s effective tax rate of 27.4% for the year-to-date period ended September 29, 2021 is primarily a result of a windfall tax benefit related to stock options exercised, non-deductible executive compensation, state taxes, a Work Opportunity Tax Credit benefit, the change in valuation allowance against certain state credits and prior year true up related to stock based compensation.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Company-operated restaurant revenue	$99,986	$97,276	$301,117	$277,617
Franchise revenue	8,918	7,781	24,919	21,562
Franchise advertising fee revenue	6,796	5,922	19,370	16,567
Total Revenue	115,700	110,979	345,406	315,746
Franchise revenue	(8,918)	(7,781)	(24,919)	(21,562)
Franchise advertising fee revenue	(6,796)	(5,922)	(19,370)	(16,567)
Sales from franchised restaurants	151,657	132,334	432,752	370,454
System-wide sales	$251,643	$229,610	$733,869	$648,071

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 29, 2021 and September 23, 2020, there were 462 and 468 comparable restaurants, 189 and 191 company-operated restaurants and 273 and 277 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution excludes certain costs, such as general and administrative expenses, depreciation and amortization, impairment and closed-store reserve and other costs that are considered normal operating costs and, accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of stockholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Restaurant contribution:
Income from operations	$14,245	$12,193	$32,917	$25,328
Add (less):
General and administrative expenses	9,357	9,803	30,354	29,599
Franchise expenses	8,545	7,572	24,457	21,110
Depreciation and amortization	3,685	4,092	11,540	12,629
Loss on disposal of assets	83	29	194	156
Loss on disposition of restaurants	10	—	1,534	—
Franchise revenue	(8,918)	(7,781)	(24,919)	(21,562)
Franchise advertising fee revenue	(6,796)	(5,922)	(19,370)	(16,567)
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	—	(123)
Impairment and closed-store reserves	167	1,776	1,091	4,615
Restaurant contribution	$20,378	$21,762	$57,798	$55,185

Company-operated restaurant revenue:
Total revenue	$115,700	$110,979	$345,406	$315,746
Less:
Franchise revenue	(8,918)	(7,781)	(24,919)	(21,562)
Franchise advertising fee revenue	(6,796)	(5,922)	(19,370)	(16,567)
Company-operated restaurant revenue	$99,986	$97,276	$301,117	$277,617

Restaurant contribution margin (%)	20.4%	22.4%	19.2%	19.9%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 29, 2021	September 23, 2020	September 29, 2021	September 23, 2020
Net income	$10,161	$9,920	$22,943	$19,019
Non-GAAP adjustments:
Provision for income taxes	3,654	1,647	8,644	3,700
Interest expense, net of interest income	449	770	1,399	2,583
Depreciation and amortization	3,685	4,092	11,540	12,629
EBITDA	$17,949	$16,429	$44,526	$37,931
Stock-based compensation expense (a)	1,042	909	2,936	2,170
Loss on disposal of assets (b)	83	29	194	156
Loss on disposition of restaurants (c)	10	—	1,534	—
Recovery of securities lawsuits related legal expense and other insurance claims (d)	—	—	—	(123)
Impairment and closed-store reserves (e)	167	1,776	1,091	4,615
Income tax receivable agreement (income) expense (f)	(19)	(144)	(69)	26
Securities class action legal expense (g)	(415)	289	256	527
Legal settlements (h)	—	—	—	2,566
Pre-opening costs (i)	36	—	220	110
Adjusted EBITDA	$18,853	$19,288	$50,688	$47,978
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	During the thirteen and thirty-nine weeks ended September 29, 2021, we completed the sale of our eight restaurants within Sacramento area to an existing franchisee. This sale resulted in cash proceeds of $4.6 million during the thirty-nine weeks ended September 29, 2021 and a net loss on sale of restaurants of less than $0.1 million and $1.5 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively.
(d)	During the thirty-nine weeks ended September 23, 2020, we received insurance proceeds of $0.1 million related to a property claim.
(e)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During the thirteen and thirty-nine weeks ended September 29, 2021, we recorded non-cash impairment charges of $0.1 million and $0.7 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California, and the long-lived assets of three restaurants in California.

During the thirteen and thirty-nine weeks ended September 23, 2020, we recorded non-cash impairment charges of $1.5 million and $3.5 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California.

During the thirteen and thirty-nine weeks ended September 29, 2021, we recognized $0.1 million and $0.4 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and thirty-nine weeks ended September 23, 2020, we recognized $0.3 million and $1.1 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(f)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOL and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 29, 2021 and September 23, 2020, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(g)	Consists of costs related to the defense of securities lawsuits. During the thirteen and thirty-nine weeks ended September 29, 2021, we received $0.5 million in insurance proceeds, net of legal expenses, related to the derivative complaint. See Note 7, “Commitments and Contingencies, Legal Matters” in the Notes to Condensed Consolidated Financial Statements above.
(h)	Includes amounts incurred related to the payment of the final settlement amounts for multiple wage and hour class action suits.
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

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2018 Revolver. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations for at least the next 12 months from the issuance of the consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a subsequent resurgence of the COVID-19 outbreak, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

The following table presents summary cash flow information for the periods indicated.

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 29, 2021	September 23, 2020
Net cash provided by (used in)
Operating activities	$42,332	$33,519
Investing activities	(8,143)	(4,349)
Financing activities	(22,739)	(7,711)
Net increase in cash	$11,450	$21,459

Operating Activities

For the thirty-nine weeks ended September 29, 2021, net cash from operating activities changed by approximately $8.8 million from the comparable period of the prior year. This change was due primarily to an increase in profitability after non-cash items and favorable working capital fluctuations.

Investing Activities

For the thirty-nine weeks ended September 29, 2021, net cash used in investing activities increased by $3.8 million from the comparable period of the prior year. This increase was due primarily to opening two new company-operated restaurants and remodeling ten restaurants in the thirty-nine weeks ended September 29, 2021 compared to opening one new company-operated restaurant and completing no new remodels in the thirty-nine weeks ended September 29, 2020.

Financing Activities

For the thirty-nine weeks ended September 29, 2021, net cash from financing activities changed by $15.0 million from the comparable period of the prior year. This change was due primarily to an increase in net pay downs of $22.8 million on the 2018 Revolver during the thirty-nine weeks ended September 29, 2021, compared to the net pay downs of $13.2 million on the 2018 Revolver during the thirty-nine weeks ended September 23, 2020.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.34% to 1.35% and 1.34% to 1.65% for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, and 1.67% to 1.68% and 1.67% to 3.29% for the thirteen and thirty-nine weeks ended September 23, 2020, respectively.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 29, 2021.

At September 29, 2021, $8.4 million of letters of credit and $40.0 million of borrowings were outstanding under the 2018 Revolver. There were $101.6 million remaining borrowings available under the 2018 Revolver at September 29, 2021.

During the year ended December 25, 2019, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus the applicable margin spread, which was 1.5% for the thirteen and thirty-nine weeks ended September 29, 2021. The interest rate swap matures in June 2023.

Contractual Obligations

Other than our paydown of $22.8 million on the 2018 Revolver during the thirty-nine weeks ended September 29, 2021 described above, our contractual obligations outstanding on September 29, 2021 have not changed materially since those disclosed under “Debt and Other Obligations – Contractual Obligations” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 30, 2020. Our contractual commitments relate to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, and (iv) purchasing commitments for chicken.

Off-Balance Sheet and Other Arrangements

As of September 29, 2021 and December 25, 2020, we were using $8.4 million of borrowing capacity on the 2018 Revolver for letters of credit in support of our insurance programs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest, at USD LIBOR plus a margin between 1.25% and 2.25%. As of September 29, 2021, we had outstanding borrowings of $40.0 million under our 2018 Revolver, $8.4 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, certain tenors of LIBOR are expected to be phased out beginning after 2021. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. When LIBOR ceases to exist, we may need to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If future rates based upon a successor rate are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps described below, we effectively did not have any long-term debt subject to variations in interest rates as of September 29, 2021 and as such, a one percent increase in the variable rate of interest would not result in any increase in annual interest expense.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap during the year ended December 25, 2019 with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the thirty-nine weeks ended September 29, 2021. The interest rate swap matures in June 2023.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has evaluated, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 29, 2021.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556
10.1	Letter Agreement, dated October 15, 2021, between the Company and Laurance Roberts		8-K		10.1	10/15/2021	001-36556
10.2	Release and Consulting Agreement, dated October 14, 2021, between the Company and Bernard Acoca		8-K		10.2	10/15/2021	001-36556

31.1	Certification of Interim Principal Executive Officer and Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Interim Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: November 5, 2021	/s/ Laurance Roberts
Laurance Roberts
Interim Chief Executive Officer and Chief Financial Officer
(principal financial officer)