Form 10-K
period 2021-12-29
El Pollo Loco Holdings, Inc.
filed 2022-03-11
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $352 million, deeming purely for purposes of this calculation all directors and executive officers and Trimaran Pollo Partners, L.L.C. to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 4, 2022, there were 36,743,863 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2022 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2021 fiscal year.

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

ITEM 1.BUSINESS

Our Company

El Pollo Loco is Spanish for “The Crazy Chicken.” We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 480 restaurants, comprised of 189 company-operated and 291 franchised restaurants as of December 29, 2021. Our restaurants are located in California, Arizona, Nevada, Texas, Utah and Louisiana. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, a combination that we call “LA-Mex.” Our distinctive menu features our signature product, citrus-marinated fire-grilled chicken, as well as a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with better for you and more affordable healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants. Financial information about our operations, including our revenues and expenses for fiscal 2021, 2020 and 2019, and our total assets as of the end of fiscal 2021 and 2020, is included in our “Audited Consolidated Financial Statements” and accompanying “Notes to Consolidated Financial Statements” in this Annual Report. See “Item 8. Financial Statements and Supplementary Data.”

COVID-19 Impact

During the COVID-19 pandemic, we have experienced periods of significant disruption to our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments have periodically responded to the public health crisis by requiring social distancing, issuing “stay at home” directives, and implementing restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). Disruptions caused by the COVID-19 pandemic and the measures taken to prevent its spread have adversely affected our operations and financial results, particularly during fiscal 2020 as well as periods of 2021 when COVID-19 infections increased with the spread of new strains of the virus. The disruption in operations has led to us considering the impact of the COVID-19 pandemic on our liquidity, debt covenant compliance, and recoverability of long-lived and right-of-use (“ROU”) assets, goodwill and intangible assets, among others. We are continually evaluating the impact of the global crisis on our financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.

While all of our restaurants had dining rooms open as of December 29, 2021, we continue to experience staffing challenges, which resulted in reduced operating hours and service channels at some of our restaurants and resulted in higher wage inflation, overtime costs and other labor related costs. Further, we experienced inflationary pressures due to supply chain disruptions that resulted in increased commodity prices and impacted our business and results of operations during the year ended December 29, 2021. We expect these pressures to continue during fiscal 2022. During fiscal 2021, we incurred $3.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During fiscal 2020, we incurred $4.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During fiscal 2021 as part of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), we recognized the Employee Retention Credit in the amount of $3.4 million, which is recorded as an offset to the corresponding payroll expense and is classified as part of labor and other operating expenses on the consolidated statements of income for the year ended December 29, 2021. See additional information presented in Note 2 “Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Our Industry

The restaurant industry is divided into two segments: full service and limited service. We operate within the broader LSR segment, and we strive to offer the food and dining experience of a fast-casual restaurant and the speed, value, and convenience of a quick-service restaurant (“QSR”). We strive to offer menu options that are made with fresh ingredients and provide a “better for you” alternative to typical fast food, which are also inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Differentiated Restaurant Concept with Broad Appeal. We believe that our food, which combines the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, served in contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of our core Hispanic family market and appeal to the broader general market who seek convenient and high-quality meals at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated, fire-grilled chicken and Mexican-inspired entrees containing distinctive ingredients such as avocados, organic greens and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast-casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and allow our customers the option to create their favorite flavor profiles using our freshly-prepared salsas before they enjoy their meals in our dining rooms or take their meals to go from the counter or the drive-thru. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained Grill Masters, provides a layer of competitive insulation around our restaurant model. We believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast-casual and QSR segments. We seek to position ourselves as a differentiated restaurant concept, which we believe sources traffic from both dining segments and, as a result, we expect it to drive transaction growth in the future.

Mexican-Inspired, Fresh-Made Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and entrees inspired by Mexico and LA. With menu items such as our signature individual chicken meals, family dinners, Chicken Tostada Salad, Pollo Bowl®, Chicken Avocado Burrito, and Double Chicken Avocado Salad, we believe that we offer our customers a better for you alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are prepared in-restaurant using fresh ingredients, including our bone-in chicken and chicken breast filets, rice, salsas, and cilantro dressing. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken to order. Our team members create our salsas, and cilantro dressings with fresh tomatoes, avocados, serrano peppers, and cilantro. In addition, our rice is seasoned and simmered in our restaurants throughout each day.

Our bone-in chicken meals and Mexican-inspired entrees accounted for 46% and 48% of our company-operated restaurant sales, respectively, in 2021, and 46% and 47%, respectively, in both 2020 and 2019. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, thereby enabling us to generate sales split almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a better for you and more convenient alternative for families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In both 2021 and 2020, approximately 31% of our company-operated sales were generated from family-sized meals, compared to 28% in 2019.

Operations Infrastructure that Allows for Real-Time Control, Fast Feedback, and Innovation. We believe that satisfying our customers’ dining needs is the foundation for our business, and we have an operations platform that allows us to measure our performance in meeting and exceeding those needs. We utilize an operations dashboard that aggregates real-time, restaurant-level information for many aspects of our business. The dashboard provides corporate and field management, as well as restaurant-level operators, with insight into how we are performing from the customer’s perspective. In addition, all company operated restaurants utilize digital “communication boards,” which communicate sales, cost and consumer data in real time to our restaurant managers.

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We seek to position ourselves as a differentiated LSR business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast-casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In 2021, our company-operated restaurants generated average annual sales per restaurant of approximately $2.0 million and restaurant-level contribution margins of 18.4%.

Experienced Leadership. Most of our senior management team has extensive operating experience in the restaurant industry. Members of the senior leadership team include Larry Roberts as our Chief Executive Officer, President and Interim Chief Financial Officer, Miguel Lozano as our Chief Operating Officer, Anne Jollay as our Chief Legal Officer, Rosanne Setoguchi as our Chief People Officer, Brian Carmichall as our Chief Development Officer and Andy Rebhun as our Chief Marketing Officer.

Our Growth Strategy

We believe that we are well-positioned for sales growth because of our strong appeal to our core Hispanic family market, appeal to the broader general market, disciplined business model, and strong unit economics. Through 2019, our system experienced annual comparable restaurant sales growth for eight consecutive years. Our system comparable restaurant sales in fiscal 2020 declined 2.4%, which we believe was largely attributable to the COVID-19 pandemic. In 2021, our comparable restaurant sales grew 12.1%. We plan to continue to expand our business, drive restaurant sales growth and increase company profits by executing our Transformation Agenda, which consists of the following four key strategies:

Develop a People-first Culture – Invest in and Grow our Talent. We believe that success in the restaurant industry is highly correlated with employee engagement, which is dependent upon hiring, retaining, developing and motivating employees. We invest in competitive pay and leadership training to ensure that our managers have the tools they need to be effective leaders and motivating coaches. We continue to build a culture centered around our mission, which is to “Feed the Love that Makes Us All Feel Like Family” and “Heart-Centered Leadership,” which is predicated on servant-led leadership, employee recognition and community involvement. We believe that executing on our mission will result in a better and more meaningful work experience for our employees.

In 2004, we created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities, together with the Company, have provided over 15,000 meals per year to underprivileged families, through organizations like Food on Foot, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates. For example, in 2019 we enhanced our community outreach through several initiatives, including (i) implementing a food donation program with Food Donation Connection and donating 75,000 tacos as part of our “Buy One, Feed Many” initiative, (ii) celebrating Caesar Chavez Day by recruiting 500 company employees, franchisees and customers to refresh a high school located in south Los Angeles and (iii) entering into a relationship with an Orange County-based organization to provide job opportunities for the homeless. In 2020, we provided funds to 13 Latina owned businesses that were heavily impacted by the COVID-19 pandemic. In 2021, we launched a campaign called ValenKIND’s Day, which provided 10,000 meals to community members in our hometown of Los Angeles who are struggling with hunger and homelessness. For Mother’s Day, we issued $80,000 in grants to help moms in our communities and moms who are restaurant team members pursue their dreams in our “Strong Like A Madre” campaign. We also continued a 2019 commitment to street artists in our communities by commissioning three new murals on the exterior walls of select Los Angeles area El Pollo Loco locations. We believe that our focus on leadership and culture will result in highly engaged and motivated employees, which will lead to a better experience for our customers.

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

We engage customers through our seasonal product calendar, which features new, unique limited time offers and variations of menu items like our Chicken Tostada Salads and Stuffed Burritos. Our key points of differentiation are communicated through our advertising campaign, which highlights the brand’s authenticity, “better for you” menu options and dedication to high-quality ingredients. We tailor our message from television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program and social media platform where we engage in more personalized marketing.

We believe that investing in consumer-facing technology is critical to further differentiating our brand and reaching customers for whom convenience and value are key decision factors. Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more each month. As of December 29, 2021, there were 2.8 million members in the Loco Rewards loyalty program, whom we target with segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend.

In June 2018, we implemented delivery through DoorDash, a third-party delivery provider. In September 2019, we added Postmates and Uber Eats, and in February 2020 we added GrubHub, as additional marketplace delivery providers. For meals ordered through these market place platforms, restaurants incur a fee based on a percentage of the ticket. As of December 29, 2021, DoorDash maintained exclusivity for delivery orders placed directly with our restaurants. For orders placed directly from the restaurant, no fee is charged to the restaurant as the full delivery cost is borne by the customer.

In total, during fiscal 2021, delivery orders constituted 7.0% of our total sales mix. As of December 29, 2021, all Corporate and franchise restaurants offered integrated delivery through a third-party service.

We plan to continue investing in our loyalty and delivery programs as well as other technology platforms to continue making it easier for customers to access our food.

Simplify Operations – Make It Easier for Employees and Franchisees to Run Our Restaurants. We believe that simplifying our restaurant operations will further enhance our ability to attract and retain the best employees and further improve customer service. In 2021, we continued to implement several initiatives to make it easier for our employees to operate our restaurants. These included a systemized restaurant cleaning process and revised drive thru operating procedures. These and other initiatives are intended to enable our restaurant employees to increase their focus on customers and speed of service. We believe that this continued focus, combined with renewed emphasis on providing an exceptional customer experience, will lead to higher sales over the longer term.

Accelerate new restaurant development. We believe that execution of our first three strategies will enable us to grow our restaurant base. Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. In addition, we redesigned the back-of-house to make it easier for employees to operate the restaurant. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of the end of fiscal 2021, we have completed 12 company-operated restaurants remodels using the new design, including 10 during 2021. In 2021, our franchisees completed five remodels, two of which used the new design. In 2022, we plan to continue our standard practices for remodels, including 10-15 company-operated and 20-30 franchised restaurants.

We expect future new unit development to be led by franchisees, with company development being focused on existing markets. In order to expand into new markets, we believe that we need to source new franchisees and, therefore, we expect to invest more resources in sourcing and onboarding them in the future.

Site Selection and Expansion

Restaurant Development

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In 2021, two new company-operated restaurants were opened, one in Nevada and one in California, and two new franchised restaurants were opened, one in Texas and one in Louisiana.

In fiscal 2022, we intend to open three to six new company-operated and six to 10 new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons as described below in “Item 1A. Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing.

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has extensive experience building such brands as Taco Bell, The Habit Burger Grill, Carl’s Jr., Baskin Robbins, Wendy’s, Denny’s and Dunkin’ Brands. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.

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

Managers and Team Members

Each of our restaurants typically has a general manager and two to three shift leaders and some restaurants have an assistant manager. There are between 15 and 35 team members per restaurant who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for 7 to 9 restaurants. Overseeing the area leaders are three Regional Directors of Operations and a Vice President of Operations, who reports up to our Chief Operating Officer. Franchise operations are supported by three directors of franchise and a Senior Vice President, Franchise, who reports to the Chief Development Officer. The restaurant development team is supported by four directors who also currently report to the Chief Development Officer.

Training

Our team members are the heart of El Pollo Loco and it is our responsibility to equip them with the skills and knowledge necessary to deliver on our high standards and commitments to the customer and team member experience. We strive to find ways to simplify our methodology and invest in elevating our team members. In a rapidly evolving landscape, effective training depends not only on the quality of content but also on delivery methods. To engage our growing base of multi-generational employees, we employ a Learning Management System called Pollo Zone, our tablet-based learning tool. This platform is a central hub for all training efforts and features individual learner profiles to support engagement and accountability on our path toward investing in our people and their growth.

Franchise Program

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 29, 2021, we had a total of 291 franchised restaurants. Franchisees range in size from single-restaurant operators to our largest franchisee, which owned 68 restaurants as of December 29, 2021. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 29, 2021, approximately 89% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.

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

We use multiple marketing channels, including television, radio and digital. We advertise on local broadcast and cable television. Over the past year, we have significantly increased our percentage of media dedicated towards digital advertising.

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

Our online ordering program makes it easy for customers to skip the line and order ahead. Available at every location and accessible from elpolloloco.com or the El Pollo Loco mobile app, any order can be placed and paid for before arriving at the restaurant. El Pollo Loco has partnered with DoorDash, UberEats and Grubhub as additional methods for ordering. El Pollo Loco also operates direct delivery via elpolloloco.com or the Loco Rewards App, which is exclusively fulfilled by DoorDash.

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third-party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our restaurants in Texas utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 38% of our total food and paper costs for 2021. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from one to two years depending on current and expected market conditions. We currently source poultry from five suppliers, with two accounting for approximately 75% of our purchases for fiscal 2021. More than half of our poultry purchases have a fixed price through the end of 2022.

Intellectual Property

We have registered El Pollo Loco ® , Pollo Bowl ® , The Crazy Chicken ® , and certain other names used by our restaurants as trademarks or service marks with the U.S. Patent and Trademark Office (the “PTO”), and El Pollo Loco ® in approximately 43 foreign countries and the European Union. In addition, the El Pollo Loco logo, website name and address, Facebook, Twitter, Instagram and YouTube accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so, and to oppose vigorously any infringement or dilution of the service marks or trademarks in those countries. We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or as confidential proprietary information.

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

Regulation and Compliance

We and our franchisees are subject to various federal, state and local laws and regulations that govern our business operations, including those governing:

●	employment and wage and hour practices, including, but not limited to, minimum wage rates, overtime, meal and rest periods, prevention of discrimination, harassment, and retaliation, employment of minors, paid and family leave, unemployment tax rates, workers’ compensation rates, suitable seating, and citizen requirements, and other working conditions;

●	privacy and data security, including the collection, maintenance and use of information regarding employees and guests;
●	compliance with the Americans with Disabilities Act and similar laws affording various protections and accommodations to employees and guests with disabilities;
●	environmental practices, including the discharge, storage, handling, release and disposal of hazardous or toxic substances; regulation of discharges into the air, water and soils, storage and disposal of liquid and solid waste, and clean-up of contaminated soil and groundwater, and regulations restricting the use of straws, utensils and the certain packaging materials;
●	compliance with Federal Trade Commission and laws that govern the franchisor-franchisee relationship, including the offer and sale of franchises and certain disclosures to franchisees;
●	the preparation, sale and labeling of food, including regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspections and mandatory food recalls, menu labeling and nutritional content;
●	working conditions, health, sanitation, safety and fire standards, building and zoning requirements, public accommodations and safety conditions, environmental matters, and data privacy;
●	building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use;
●	health and sanitation and public safety; and
●	restaurant operations related to COVID-19.

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

Human Capital

As of December 29, 2021, we had approximately 4,626 employees, of whom approximately 4,470 were hourly restaurant employees comprised of 3,651 crewmembers, 220 general managers/acting general managers, 105 assistant managers, 456 shift leaders, and 38 employees in limited-time roles as acting managers or as managers in training. The remaining 156 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

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

The health and well-being of our employees and guests have always been and continues to be our top priority. To help protect the health and well-being of all of our employees during the COVID-19 pandemic, during 2020 and continuing through 2021 we invested in creating a safe work environment for our employees by taking additional safety measures. We encourage our corporate office employees to work remotely unless business needs require them to work in the office. For our restaurant employees, we continue to implement actions to help protect them from COVID-19 while working in our restaurants. These actions include pre-shift health assessments, enhanced cleaning procedures in our restaurants, providing gloves and masks to all system restaurant employees, plexiglass shields at company restaurant cashier stations and initiating other social distancing measures. We are also providing extended sick leave benefits to employees impacted by COVID-19.

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

The global pandemic resulting from the outbreak of COVID-19 disrupted our restaurant operations beginning in March 2020. In response to federal, state and local mandates (subject to exceptions for certain state and local mandates) aimed at limiting the spread of COVID-19, or due to staffing shortages, we and our franchisees have from time to time experienced temporary closures of some restaurants, closures of dining rooms, limited capacity restrictions and/or decreased operating hours for some restaurants.

If additional surges of COVID-19 at a significant number of our locations require us to temporarily close those locations for disinfection or result in a large number of our employees becoming ill with COVID-19 or quarantined and being unable to work, our business and results of operations could be further adversely affected, which may also impact our financial condition. Further, any shutdowns, closures or disruptions in the operations of our suppliers caused by COVID-19 outbreaks or federal, state or local mandates to limit the spread of COVID-19 could limit ability of suppliers to supply us and our franchisees with the products needed to operate our business, which would negatively impact our business. COVID-19 may also adversely affect our ability to implement our growth plans, including delays in the opening or construction of new restaurants or the remodel of existing restaurants. As this situation is ongoing and the duration and severity of the COVID-19 pandemic, including the severity and transmission rates of COVID-19 variants, resurgences of COVID-19 that may continue to occur, and the distribution and efficacy of COVID-19 vaccines, continues to be uncertain at this time, it is difficult to forecast any long-term impacts on our future operating results. However, if the COVID-19 pandemic continues for a sustained period of time or if conditions worsen, our sales and operating costs may be materially adversely affected, which could impact our asset values, including goodwill, derivative instruments and long-lived assets, as well as our ability to meet certain covenant provisions in our debt arrangements in future periods, and have a material adverse effect on our financial results, future operations and liquidity.

Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our financial results due to COVID-19’s global economic impact, including the availability of credit generally, adverse impacts on our liquidity, and/or decreases in consumer discretionary spending that depress demand for our products. The global effects of the pandemic may also contribute to a prolonged economic slowdown or recession. In addition, even after the COVID-19 pandemic has subsided, the perceived risk of infection or a resurgence or concern of a resurgence of the COVID-19 outbreak may continue to adversely affect traffic to our restaurants and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations. We are also subject to all of the foregoing risks in connection with the outbreak of other diseases, epidemics or pandemics, or similar public threats or fear of such events.

We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened two new company-operated restaurants in fiscal 2021 and plan to open three to six in fiscal 2022. Our franchisees opened two new restaurants in fiscal 2021 and plan to open six to 10 in fiscal 2022.

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

As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience, including through company-operated restaurant growth and franchise development agreements. The challenges of entering new markets include (i) difficulties in hiring and training experienced personnel, (ii) unfamiliarity with local real estate markets and demographics, (iii) consumer unfamiliarity with our brand, and (iv) competitive and economic conditions, consumer tastes, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system could require the implementation, expense, and successful management of enhanced business support systems, management information systems, and financial controls, as well as additional staffing, franchise support, and capital expenditures and working capital.

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

The food service industry, and particularly its QSR and fast casual segments, is intensely competitive. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location, and type and quality of food, and our market position is based on balancing price and quality. These competitive factors are particularly applicable in markets in which we have expanded relatively rapidly and relatively recently, such as Texas. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe to be the most competitive Mexican-inspired QSR and fast casual market in the United States. We expect competition in this market and in each of our other markets to continue to be intense, because consumer trends are favoring LSRs that offer healthier menu items made with better-quality products, and many LSRs are responding to these trends. Moreover, we may also compete with companies outside the QSR and fast casual segment of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at consumers who want higher-quality food, as well as from convenience stores, cafeterias and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants. If our company-operated and franchised restaurants cannot compete successfully, especially with other QSR and fast casual restaurants, in new and existing markets, we could lose customers and our revenue could decline, which may materially and adversely affect our business, financial condition, and results of operations.

We are vulnerable to changes in political and economic conditions and consumer preferences.

The restaurant industry is dependent upon consumer discretionary spending, which may be affected by general economic conditions, including recessions or inflationary pressures, higher consumer debt and interest rates, adverse conditions in the mortgage housing markets, lower consumer confidence and uncertainties due to geopolitical turmoil and potential national or international security concerns, including the conflict between Russia and Ukraine. If the economy experiences a significant decline, our business, results of operations, our ability to access the capital markets and our ability to comply with the terms of our secured revolving credit facility could be materially and adversely affected, and we and our franchisees might decelerate the number and timing of new restaurant openings and/or the number of planned restaurant remodels. In addition, political developments regarding U.S. relations with Mexico may harm our business. Increases in tariffs, restrictions on trade, or deterioration in American political or economic relations with Mexico could harm our brand and profitability. Changes in trade, labor, or immigration policy could raise our input prices, or reduce the supply of immigrants, who are in many cases our customers or employees, diminishing our sales and increasing our labor costs. An actual or feared outbreak of disease, epidemic or pandemic, changes to regional or local economic conditions affecting consumer spending, or increased food or energy costs could also reduce consumer transactions or impose practical limits on pricing that could harm our business, financial condition, results of operations, and cash flow.

Additionally, changes in consumer health perceptions or trends in eating habits may also adversely affect our business if we are unable to effectively adapt our menu offerings. Our success is dependent upon continued customer acceptance of our Mexican-inspired food and customer health perceptions regarding our products. A decrease in American consumers’ interest in Mexican-inspired food or chicken-based food, or changes in customer health perceptions of our food could harm our brand and profitability. We cannot make any assurances regarding our ability to effectively respond to changes in consumer preferences or our ability to develop new products that appeal to consumer preferences.

If we are unable to attract, develop, assimilate, and retain employees, we may not be able to grow or successfully operate our business.

Our success depends in part upon our ability to attract, train, assimilate, and retain a sufficient number of employees, including crewmembers, managers and shift leaders, who understand and appreciate our culture, are able to represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain restaurant employees capable of consistently providing a high level of customer service, understanding of our customers, and knowledge of our offerings, our ability to open new restaurants may be impaired, the performance of our existing and new restaurants could be adversely affected, and our brand image may be negatively impacted. Our growth strategy will require us to attract, train, and assimilate even more restaurant employees. Our ability to do so may be adversely affected by labor shortages due to, among other things, the COVID-19 pandemic.

Our business could be negatively affected by regional geographic concentrations.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.9% of our revenue in fiscal 2021 and approximately 71.3% in fiscal 2020. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business.

We also may be negatively affected by weather conditions specific to the Los Angeles region, including fires, earthquakes, or other natural disasters. Additionally, outside of Los Angeles, many of our restaurants are clustered around major cities in Northern California, Texas, and elsewhere, and prolonged or severe inclement weather could affect our sales at restaurants in locations that experience such conditions. Localized disasters, especially exacerbated by climate change, including wildfires, hurricanes, and flooding, could impair our assets and operations in those areas. Any other events disrupting businesses, consumer discretionary spending or our employee population in the greater Los Angeles area could also have an outsized negative impact on our business or results of operations. For example, near the end of fiscal 2021, the Los Angeles market was impacted by a spike in COVID-19 cases, which disproportionately impacted our business due to our high concentration in this market. If the Los Angeles or other markets experience another severe outbreak of COVID-19 or its variants, we may experience further disruptions to our business that could be material.

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

Our profitability depends in part on our ability to anticipate and react to changes in food and supply costs. We are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food shortages, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. In 2021 and continuing into 2022, for example, we experienced inflationary pressures due to supply chain disruptions that adversely impacted and may continue to adversely impact our business and results of operations. Environmental and weather-related issues, such as freezes, drought and climate change, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Any increase in the prices of the ingredients most critical to our menu, in particular chicken, as well as corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Additionally, as a substantial volume of produce and other items are procured from Mexico, and occasionally other countries including Chile and Peru, any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy could result in higher food and supply costs that would adversely impact our financial results. Any such changes to our menu prices or available menu could negatively impact our restaurant transactions, business, and comparable restaurant sales during the shortage and thereafter.

Our principal food product is chicken. In fiscal 2021, 2020, and 2019, the cost of chicken included in our product cost was approximately 9.9%, 10.5%, and 10.9%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. Additionally, environmental and animal rights regulations or voluntary programs could increase the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.

Social media and negative publicity could have a material adverse impact on our business.

Negative publicity, including information posted on social media platforms, at one or more of our restaurants relating to food safety, sanitation, employee relationships or other matters can adversely affect us, regardless of whether an allegation is valid or whether we are held to be responsible. Adverse information posted on social media platforms can quickly reach a wide audience and resulting harm to our reputation may be immediate, without affording us an opportunity to correct or otherwise respond to the information. It is challenging to monitor and anticipate developments on social media in order to respond in an effective and timely manner. As a result, social media may exacerbate the risks we face related to negative publicity. In addition, the negative impact of any adverse publicity relating to one restaurant may extend far beyond the restaurant involved to affect some or all of our other restaurants, including our franchised restaurants. The risk of negative publicity is particularly great with respect to our franchised restaurants, because we are limited in the manner in which we can regulate them, especially on a real-time basis. A similar risk exists with respect to food service businesses unrelated to us, if customers mistakenly associate those unrelated businesses with our operations.

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

We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cyber-attacks or other factors, which may adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfil these digital orders. Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. We have also introduced catering offerings on both a pick-up and delivery basis, and customers may choose our competitors’ catering offerings over ours, be disappointed with their experience with our catering, or experience food safety problems if they do not serve our food in a safe manner, which may negatively impact us. Such delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

Because all of these offerings are relatively new, it is difficult for us to anticipate the level of sales they may generate. In addition, using third party providers to fulfill delivery orders may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests. Any such operational challenges may negatively impact the customer experience associated with our digital, delivery or catering orders, the guest experience for our traditional in-restaurant business, or both. These factors may adversely impact our sales and our brand reputation.

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

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire fresh food products, including the highest-quality chicken and related items, from reliable sources, in accordance with our specifications and on a timely basis. Shortages or interruptions in the supply of fresh food products, caused by unanticipated demand, problems in production, distribution or otherwise in the supply chain, including as a result of the COVID-19 pandemic and restrictions implemented to counter its spread, contamination of food products, an outbreak of poultry disease, inclement weather, or other conditions, could materially and adversely affect the availability, quality, and cost of ingredients, which would adversely affect our business, financial condition, results of operations, and cash flows. We have contracts with a limited number of suppliers for the chicken and other food and supplies for our restaurants. In addition, one company distributes substantially all of the products that we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, including our ability to replace any lost distributor or supplier, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu as a result of such a disruption, that restaurant may experience a significant reduction in revenue if our customers change their dining habits as a result.

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

Adverse changes in the economic environment may affect our franchisees, with adverse consequences to us.

Adverse changes in the economic environment could result in our franchisees filing for bankruptcy or becoming delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.

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

Many of our restaurant leases are non-cancelable and typically have initial terms of up to 20 years with up to four renewal terms of five years that we may exercise at our option. Even if we close a restaurant, we may remain committed to perform our obligations under the applicable lease, which could include, among other things, payment of the base rent for the balance of the lease term. In addition, in connection with leases for restaurants that we will continue to operate, we may, at the end of the lease term and any renewal period for a restaurant, be unable to renew the lease without substantial additional cost, if at all. As a result, we may close or relocate the restaurant, which could subject us to construction and other costs and risks. Additionally, the revenue and profit, if any, generated at a relocated restaurant might not equal the revenue and profit generated at its prior location.

Risks Related to Information Technology and Data Security

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

From time to time, we experience security events within our networks and systems. These security events have included, and, may in the future include, those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, unauthorized access through the use of compromised credentials and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks, exploitation of design flaws, bugs or security vulnerabilities and similar breaches, or intentional or unintentional acts by employees or other insiders with access privileges. In the past, these events have resulted in, and in the future could result in, among other things, temporary system disruptions or shutdowns or unauthorized access to confidential information. These events could in the future also result in misappropriation of our or our customers’ proprietary or confidential information, breach of our legal, regulatory or contractual obligations, delays in our operations, or inability to access or rely upon critical business records or systems. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. We may be required to expend significant financial resources to protect against or to remediate such security breaches. In addition, our operations depend upon our ability to protect our computer equipment and systems against damage from physical theft, fire, power loss, telecommunications failure, and other catastrophic events and disruptive problems. Any unauthorized access of our systems or the information stored on such systems, damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could damage our reputation, subject us to litigation or to actions by regulatory authorities, harm our business relations or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations. Moreover, these systems, infrastructures, and operations rely upon third-party software and vendors, and we may therefore have a limited ability to guard against, learn about, or remedy problems that could harm us, including bugs and glitches, system outages, and hacks that exploit security vulnerabilities to obtain information.

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

We are also subject to federal and state laws regulating the collection and use of personal information of our employees and customers, including the California Consumer Privacy Act (“CCPA”), which took effect January 1, 2020, and the California Privacy Rights Act (“CPRA”), which was approved in November 2020, and beginning in January 2023 will impose additional data protection obligations on companies doing business in California. In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council, which require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information. Compliance with these standards and regulations may impose significant costs on us. Further, while we have implemented policies and procedures to ensure compliance with the CCPA, the manner in which the California Attorney General may interpret and enforce the CCPA is uncertain. The potential effects of the CCPA and CRPA are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply with these regulations. There is also the potential for increased regulatory enforcement by the state agencies empowered to enforce these laws. Noncompliance with the CCPA, CRPA and other privacy laws could result in injunctions, fines and/or proceedings against us by governmental agencies or others. There could also be uncertainty surrounding compliance with privacy laws in other jurisdictions such as state-specific laws which may conflict with existing legislation or future laws and regulations.

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

Our business is subject to the risk of litigation by employees, customers, suppliers, stockholders, and others through private actions, class actions, administrative proceedings, regulatory actions, and other litigation, including actions regarding workplace and employment conditions, discrimination, and similar matters, and we are currently a party to wage and hour class action lawsuits. See additional information presented in Note 13 “Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illnesses or injuries that they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illnesses or accidents in our restaurants. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal or state laws regarding workplace and employment conditions, discrimination, and similar matters.

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

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. Labor shortages and increased labor costs are subject to numerous internal and external factors, including higher employee-turnover rates, changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, regulatory changes, prevailing wage rates, including increases in federal, state, or local minimum wages or in other employee benefit costs (including costs associated with health insurance coverage or workers’ compensation insurance), and increased competition we face from other companies for qualified employees. During 2021, we experienced an increasingly competitive and overall tightening of the labor market. This was attributed to, among other things, increased federal unemployment subsidies, including unemployment benefits offered in response to the ongoing COVID-19 pandemic, and other government regulations. A sustained labor shortage could lead to increased costs, such as increased overtime incurred to meet the demands of our customers and increased wage rates to attract and retain employees. Any failure to meet our staffing needs or any material increases in employee turnover rates could adversely affect our business and results of operations, including our ability to grow our restaurant base. See also our risk factor titled “The COVID-19 pandemic and measures intended to prevent its spread may have a significant negative impact on our business, sales, results of operations and financial condition” above for labor shortage risks we may face in connection with the COVID-19 pandemic.

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

Our business is subject to extensive federal, state and local laws and regulations, including those relating to the preparation, sale and labeling of food, employment practices and working conditions, health, sanitation, safety and fire standards, building and zoning requirements, public accommodations and safety conditions, environmental matters, and data privacy. See Item 1 “Business—Regulation and Compliance” for further information. We are also subject to laws and regulations concerning our compliance as a public company, including disclosure and governance matters, including accounting and tax regulations, SEC and The Nasdaq Stock Market LLC (“Nasdaq”) disclosure requirements.

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

Legislation and regulations regarding certain of our menu offerings, new information or attitudes regarding diet and health, or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negative impact our results of operations.

Further, certain government authorities have adopted or may adopt laws and regulations regarding trans-fats, sodium, sodas or other ingredients or products used or sold by our restaurants. While only a small number of our ingredients contain trans-fats in trace amounts, these regulations may require us to limit or remove ingredients from our products, which could affect product tastes, customer satisfaction levels, and sales volumes. Transitioning to higher-cost ingredients may also hinder our ability to operate in certain markets and proposed tax increases on certain products, such as sodas, may affect sales volumes of those products. The imposition of additional menu labeling laws could affect consumer preferences and have an adverse effect on our results of operations and financial position, as well as on the restaurant industry in general.

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

Trimaran Pollo Partners, L.L.C. (“LLC”), owns approximately 45.8% of our outstanding common stock as of December 29, 2021. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of our common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

Currently, three of our eleven directors, including our chairman, are affiliated with Trimaran or Freeman Spogli. While our board has determined that director John Roth, a general partner of Freeman Spogli and its CEO, satisfies the criteria for an independent director under applicable Nasdaq rules, the interests of Trimaran and Freeman Spogli may not always coincide with our interests or the interests of our other stockholders. This concentration of ownership may also have the effect of delaying, deterring, or preventing acts that would be favored by our other stockholders, including a change in control of us. Also, Trimaran and Freeman Spogli may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership may adversely affect the trading price of our common stock, because investors may perceive disadvantages in owning shares of a company with significant stockholders.

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

We entered into an income tax receivable agreement (the “TRA”) with the stockholders of the Company immediately prior to the initial public offering (“IPO”), which provides for payment by us to our pre-IPO stockholders of 85% of the amount of cash savings, if any, in federal, state, local, and foreign income tax that we and our subsidiaries actually realize (or are deemed to realize in the case of an early termination by us or a change of control) as a result of the utilization of our net operating losses and other tax attributes attributable to periods prior to July 2014 together with interest accrued from the date the applicable tax return is due (without extension) until paid.

Our payments under the TRA may be material. As of December 29, 2021, we had an accrued payable related to this agreement of approximately $1.5 million. In fiscal 2021, we paid $1.7 million to our pre-IPO stockholders under the TRA.

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

Risks Related to Ownership of Our Common Stock

Our quarterly operating results may fluctuate significantly due to seasonality and other factors, some of which are beyond our control, which could adversely affect the market price of our common stock.

Our quarterly operating results may fluctuate significantly because of several factors, including but not limited to: increases and decreases in sales; profitability of our restaurants; labor availability and costs for personnel; changes in interest rates; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of products we serve; changes in consumer preferences and competitive conditions; impairment of long-lived assets and any loss on and exit costs associated with restaurant closures; expansion to new markets; the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants; increases in infrastructure costs; and fluctuations in commodity prices.

Seasonal factors, including weather disruptions, and the timing of holidays also cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company restaurant revenue and comparable restaurant sales may fluctuate. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

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

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. LLC presently owns approximately 45.8% of our outstanding common stock and could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied. No lock-up agreements presently are in effect.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 29, 2021, our restaurant system consisted of 480 restaurants, comprised of 189 company-operated restaurants and 291 franchised restaurants, located in California, Nevada, Arizona, Texas, Utah and Louisiana. In addition, we currently license our brand to one restaurant in the Philippines. We have not included this licensed restaurant as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation as of December 29, 2021.

	Company-
State	Operated	Franchised	Total
California	155	227	382
Nevada	24	5	29
Arizona	—	27	27
Texas	9	23	32
Utah	1	7	8
Louisiana	—	2	2
Total	189	291	480

Our restaurants are either free-standing facilities, typically with drive-thru capability, or in-line. A typical restaurant generally ranges from 2,200 to 3,000 square feet, with seating for approximately 50-70 people. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with up to four renewal terms of five years.

Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, of which we currently operate 12 and license 3 to franchisees. In addition, we operate 177 company-operated restaurants on leased real estate, we own one operating unit with additional parking on leased real estate, and we have another 37 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have three closed units two of which are subleased for uses other than El Pollo Loco. We also sublease a surplus property of an operating location to a third party.

We lease our headquarters, consisting of approximately 29,880 square feet in Costa Mesa, California, for a term expiring in 2023, plus one three-year extension option. We believe that our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

ITEM 3.LEGAL PROCEEDINGS

For information regarding our material legal proceedings, see “Note 13. Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The Nasdaq Stock Market LLC under the symbol “LOCO” since July 25, 2014.

As of March 4, 2022, there were approximately 50 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories.

Dividends

We do not currently pay cash dividends to our holders of common stock and we do not anticipate paying any such dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

During the quarterly period ended December 29, 2021, we did not repurchase any shares of our common stock, including shares of our common stock held by our employees to satisfy tax withholding obligations in connection with the vesting of previously issued restricted stock.

Stock Performance Graph

The following graph and table illustrate the total cumulative shareholder return for (i) our common stock, (ii) the Nasdaq Composite Total Return Index and (iii) the Standard and Poor’s Composite 1500 Restaurants Index (formerly called the S&P Supercomposite Restaurants Index), for the five years ended December 29, 2021. The graph assumes the investment of $100 at the beginning of the period (at the closing price of our common stock on December 28, 2016) and the reinvestment of all dividends. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

The stock performance graph shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

			S&P Composite
		Nasdaq	1500
Date	LOCO	Composite	Restaurants
December 28, 2016	$100.00	$100.00	$100.00
December 27, 2017	$79.37	$127.60	$121.72
December 26, 2018	$119.84	$120.52	$131.04
December 24, 2019	$119.44	$164.62	$160.49
December 30, 2020	$144.52	$236.64	$186.99
December 29, 2021	$111.19	$289.90	$226.33

ITEM 6. [RESERVED]

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

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2021, 2020, and 2019 ended on December 29, 2021, December 30, 2020 and December 25, 2019, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2020 was a 53-week fiscal year. Fiscal 2021 and 2019 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2021 refer to the fiscal year ended December 29, 2021.

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

COVID-19 Impact

During the COVID-19 pandemic, we have experienced periods of significant disruption to our restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments have periodically responded to the public health crisis by requiring social distancing, issuing “stay at home” directives, and implementing restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). COVID-19 pandemic and the measures taken to prevent its spread have adversely affected our operations and financial results, particularly during fiscal 2020 as well as periods of 2021 when COVID-19 infections increased with the spread of new strains of the virus. The disruption in operations has led to us considering the impact of the COVID-19 pandemic on our liquidity, debt covenant compliance, and recoverability of long-lived and right-of-use (“ROU”) assets, goodwill and intangible assets, among others. We are continually evaluating the impact of the global crisis on our financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.

While all of our restaurants had dining rooms open as of December 29, 2021, we continue to experience staffing challenges, which resulted in reduced operating hours and service channels at some of our restaurants and resulted in higher wage inflation, overtime costs and other labor related costs. Further, we experienced inflationary pressures due to supply chain disruptions that resulted in increased commodity prices and impacted our business and results of operations during the year ended December 29, 2021. We expect these pressures to continue during fiscal 2022. During fiscal 2021, we incurred $3.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During fiscal 2020, we incurred $4.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During fiscal 2021 as part of the CARES Act, we recognized the Employee Retention Credit (“ERC”) in the amount of $3.4 million, which is recorded as an offset to the corresponding payroll expense and is classified as part of the labor and other operating expenses on the consolidated statements of income for the year ended December 29, 2021. See additional information presented in Note 2 “Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	develop a people-first culture;
●	differentiate the brand;
●	simplify operations; and
●	accelerate new restaurant development.

As of December 29, 2021, we had 480 locations in six states. In fiscal 2021, we opened two new company-operated restaurants, one in Nevada and one in California, and our franchisees opened two new restaurants, one in Texas and one in Louisiana. In fiscal 2020, we opened one new company-operated restaurant in Nevada and our franchisees opened three new restaurants, two in California and one in Arizona.

In 2022, we intend to open three to six new company-operated and six to 10 new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.

Highlights and Trends

Comparable Restaurant Sales

In fiscal 2021, comparable restaurant sales system-wide increased 12.1%. In fiscal 2020, comparable restaurant sales system-wide decreased 2.4%. In fiscal 2019, comparable restaurant sales system-wide increased 2.0%. Comparable restaurant sales growth/decline reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 7.6% in fiscal 2021, decreased 3.0% in fiscal 2020, and increased 1.9% in fiscal 2019. For company-operated restaurants, the change in comparable restaurant sales consisted of a 6.3% increase in average check size and a 1.2% increase in transactions. In fiscal 2020, the decrease in company-operated comparable restaurant sales was primarily the result of a decrease in transactions of 15.8%, partially offset by a 15.3% increase in average check size. In fiscal 2019, the increase in company-operated comparable restaurant sales was primarily the result of an increase in average check size of 2.9%, partially offset by a decrease in transactions of 1.0%. In fiscal 2021, comparable restaurant sales at franchised restaurants increased 15.3%. In fiscal 2020, comparable restaurant sales at franchised restaurants decreased 2.0%, and in fiscal 2019, comparable restaurant sales at franchised restaurants increased 2.0%.

Restaurant Development

In fiscal 2021, we opened two company-operated restaurants, and our franchisees opened two new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2021, we closed one company-operated restaurant. Our franchisees closed two restaurants. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year Ended
	2021	2020	2019
Company-operated restaurant activity:
Beginning of period	196	195	213
Openings	2	1	2
Restaurant sale to franchisee	(8)	—	(16)
Closures	(1)	—	(4)
Restaurants at end of period	189	196	195
Franchised restaurant activity:
Beginning of period	283	287	271
Openings	2	3	2
Restaurant sale to franchisee	8	—	16
Closures	(2)	(7)	(2)
Restaurants at end of period	291	283	287
System-wide restaurant activity:
Beginning of period	479	482	484
Openings	4	4	4
Closures	(3)	(7)	(6)
Restaurants at end of period	480	479	482

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of December 29, 2021, we have completed 12 company-operated restaurants remodels using the new design, including 10 during fiscal 2021. During 2021, our franchisees completed five remodels, two of which used the new design. In fiscal 2022, we plan to continue our standard practices for remodels, which includes completing a total of 10-15 company and 20-30 franchise remodels using the new design. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 to $0.4 million per restaurant.

Loco Rewards

Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more often each month. Customers earn points for each dollar spent and as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point’s terms.

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of December 29, 2021, the amount of revenue deferred related to the earned points, net of redemptions, is $0.7 million. We had more than 2.8 million members in the Loco Rewards loyalty program as of December 29, 2021.

Key Financial Definitions

Revenue

Our revenue is derived from three primary sources: (i) company-operated restaurant revenue, (ii) franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and (iii) franchise advertising fee revenue. See Note 15 “Revenue from Contracts with Customers” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our revenue recognition policy.

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

Impairment and Closed-Store Reserves

We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values and record an impairment charge when appropriate. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the assets’ carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.

When we close a restaurant, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense, in addition to property tax and common area maintenance (“CAM”) charges for closed restaurants.

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

Provision for Income Taxes

Provision for income taxes consists of federal and state tax expense on our income, and changes to our deferred tax asset and deferred tax liability.

Results of Operations

Fiscal Year 2021 Compared to Fiscal Year 2020

Our operating results for the fiscal years ended December 29, 2021 and December 30, 2020, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2021		2020
	(52-Weeks)		(53-Weeks)		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data:
Revenue
Company-operated restaurant revenue	$394,733	86.9	$374,064	87.8	$20,669	5.5
Franchise revenue	33,729	7.4	29,418	6.9	4,311	14.7
Franchise advertising fee revenue	25,901	5.7	22,605	5.3	3,296	14.6
Total revenue	454,363	100.0	426,087	100.0	28,276	6.6
Cost of operations
Food and paper costs (1)	104,394	26.4	98,774	26.4	5,620	5.7
Labor and related expenses (1)	120,308	30.5	114,455	30.6	5,853	5.1
Occupancy and other operating expenses (1)	97,557	24.7	92,422	24.7	5,135	5.6
Gain on recovery of insurance proceeds, lost profits (1)	—	—	(2,000)	(0.5)	2,000	N/A
Company restaurant expenses (1)	322,259	81.6	303,651	81.2	18,608	6.1
General and administrative expenses	39,852	8.8	35,918	8.4	3,934	11.0
Legal settlements	—	—	2,566	0.6	(2,566)	N/A
Franchise expenses	32,831	7.2	28,761	6.8	4,070	14.2
Depreciation and amortization	15,176	3.3	16,878	4.0	(1,702)	(10.1)
Loss on disposal of assets	289	0.1	189	—	100	52.9
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	(123)	—	123	N/A
Impairment and closed-store reserves	1,087	0.2	4,691	1.1	(3,604)	(76.8)
Loss on disposition of restaurants	1,534	0.3	—	—	1,534	N/A
Total expenses	413,028	90.9	392,531	92.1	20,497	5.2
Income from operations	41,335	9.1	33,556	7.9	7,779	23.2
Interest expense, net	1,824	0.4	3,292	0.8	(1,468)	(44.6)
Income tax receivable agreement expense	58	0.0	139	—	(81)	(58.3)
Income before provision for income taxes	39,453	8.7	30,125	7.1	9,328	31.0
Provision for income taxes	10,332	2.3	5,651	1.3	4,681	82.8
Net income	$29,121	6.4	$24,474	5.7	$4,647	19.0
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

In fiscal 2021, company-operated restaurant revenue increased $20.7 million, or 5.5%. The increase in company-operated restaurant sales was primarily due to an increase in company-operated comparable restaurant revenue of $25.6 million, or 7.6%. The company-operated comparable restaurant sales increase consisted of an approximately 6.3% increase in average check size and a 1.2% increase in transactions. In addition, company-operated restaurant revenue was favorably impacted by $3.7 million of additional sales from restaurants that had not been open the fifteen months required to be included in comparable restaurant sales and a $1.7 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during the prior year. This company-operated restaurant sales increase was partially offset by a $5.1 million decrease in revenue from the eight company-operated restaurants sold by the Company to an existing franchisee during 2021 and a $0.5 million decrease in revenue recognized for our loyalty points program. Company-operated restaurant revenue was also negatively impacted by $4.6 million for the additional week of operations in 2020 as it was a 53-week fiscal year. See above under “COVID-19 Impact” for additional information related to the impact of the COVID-19 pandemic on our business.

Franchise Revenue

In fiscal 2021, franchise revenue increased $4.3 million, or 14.7%. This increase was primarily due to a franchise comparable restaurant sales increase of 15.3%, the opening of five restaurants during or subsequent to the first quarter of 2020 and revenue generated from eight company-operated restaurants sold by the Company to an existing franchisee during the year. This franchise revenue increase was partially offset by the closure of nine franchise locations during the same period.

Franchise Advertising Fee Revenue

Franchise advertising fee revenue increased $3.3 million, or 14.6% from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the year-to-date fluctuation was due to the increases noted in franchise revenue above.

Food and Paper Costs

Food and paper costs increased $5.6 million, or 5.7%, in fiscal 2021, due to a $2.8 million increase in food costs and a $2.8 million increase in paper costs. The increase in food and paper costs resulted primarily from a $0.9 million increase from restaurants opened during the current or prior year, higher company transactions and commodity inflation. These increases were partially offset by a reduction of $1.4 million for restaurant locations sold to franchisees during fiscal 2021 and $1.2 million for the additional week of operations in 2020 which was a 53-week fiscal year. Food and paper costs as a percentage of company-operated restaurant revenue were 26.4% in fiscal 2021, consistent with the prior year.

Labor and Related Expenses

Labor and related expenses increased $5.9 million, or 5.1% in fiscal 2021. The increase was due to a $4.0 million increase primarily related to minimum wage increases in California during fiscal 2020 and 2021 and other labor wage increases as a result of competitive pressure, a $3.0 million increase in overtime, a $1.3 million increase related to the 1.2% increase in year-over-year sales transactions, a $1.2 million increase from restaurants opened during or after the first quarter of the prior year, a $0.8 million increase in employee medical costs, $0.6 million in higher payroll taxes, a $0.7 million increase primarily related to employee training and a $1.9 million increase in other labor related expenses.

This labor and related expense increase was partially offset by recognizing a $3.4 million ERC, which is recorded as an offset to the corresponding payroll expense and is classified as part of the labor and other operating expenses on the consolidated statements of income for the year ended December 29, 2021. See additional information presented in Note 2 “Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. In addition, the labor and related expenses increase was partially offset by a reduction of $1.8 million in labor for restaurant locations sold to franchisees during fiscal 2021, a reduction of $1.6 million for the additional week of operations in 2020 which was a 53-week fiscal year and a reduction of COVID-19 related expenses of $0.8 million.

Labor and related expenses as a percentage of company-operated restaurant revenue were 30.5% in fiscal 2021, consistent with the prior year.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $5.1 million, or 5.6%, in fiscal 2021. The increase was primarily due to a $1.4 million increase in market place delivery fees, a $1.0 million increase in utilities costs, a $0.8 million increase in advertising expenses, a $0.8 million increase in repair and maintenance costs, a $0.3 million increase in operating supplies primarily related to COVID-19 and a $1.1 million increase in other operating expenses. These increases were partially offset by a $0.3 million decrease in occupancy costs, primarily related to a reduction in rent expense from restaurants sold to franchisees during 2021. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.7% in fiscal 2021, consistent with the prior year.

Gain on Recovery of Insurance Proceeds, Lost Profits

In fiscal 2020, we received business interruption insurance proceeds of $2.0 million, primarily related to restaurant sales losses and expenses related to the COVID-19 pandemic and resulting dining room closures.

General and Administrative Expenses

General and administrative expenses increased $3.9 million, or 11.0%, in fiscal 2021. The increase was due primarily to a $1.4 million increase in legal expenses, a $0.9 million increase in labor related costs, primarily related to an increase in management bonus expense, a $1.2 million increase in recruiting costs and other outside services fees and a $0.5 million increase in other general and administrative expenses. These increases were partially offset by a $0.5 million impact from an additional week of operations in fiscal 2020, which was a 53-week fiscal year.

General and administrative expenses as a percentage of total revenue were 8.8% in fiscal 2021, up from 8.4% in fiscal 2020. This increase is primarily due to the cost increases described above, partially offset by higher revenue.

Legal Settlements

Legal settlements were $2.6 million in fiscal 2020, related to resolution of the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights, as well as amounts incurred related to the payment of the final settlement amounts for consolidated wage and hour class action lawsuits resolved during fiscal 2020.

Franchise Expenses

Franchise expenses increased $4.1 million, or 14.2%, in fiscal 2021. The increase was primarily due to an increase in advertising expenses, primarily resulting from higher franchise revenue and rent expense for locations sub-leased to franchisees that have a portion of the rent based on a percentage of revenue generated.

Recovery of Securities Class Action Legal Expenses and Other Insurance Claims

During fiscal 2020, we received insurance proceeds of $0.1 million related to a property claim. See Note 13, “Commitments and Contingencies—Legal Matters” in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.

Impairment and Closed-Store Reserves

During fiscal 2021, we recorded a $0.7 million non-cash impairment charge primarily related to the carrying value of the ROU assets of one restaurant in Texas that closed in 2019, the carrying value of one restaurant in California that closed in 2021 and the long-lived assets of three restaurants in California.

During fiscal 2020, we recorded a $3.5 million non-cash impairment charge primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California.

During fiscal 2021, we recognized $0.4 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

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

Loss on Disposition of Restaurants

During fiscal 2021, we completed the sale of eight company-operated restaurants within the Sacramento area to an existing franchisee. We determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned.

This sale resulted in cash proceeds of $4.6 million and a net loss on sale of restaurants of $1.5 million for the fiscal year ended December 29, 2021. These restaurants are included in the total number of franchised El Pollo Loco restaurants.

Interest Expense, Net

For fiscal 2021, net interest expense, decreased by $1.5 million, primarily related to lower interest rates and lower outstanding balances on our 2018 Revolver (as defined below).

Income Tax Receivable Agreement

On July 30, 2014, we entered into the tax receivable agreement (the “TRA”) liability. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In fiscal 2021 and fiscal 2020, we recognized income tax receivable agreement expense of less than $0.1 million and $0.1 million, respectively. In fiscal 2021 and 2020, we paid $1.7 million and $5.2 million, respectively, to our pre-IPO stockholders under the TRA.

Provision for Income Taxes

In fiscal 2021, we recorded an income tax expense of $10.3 million, compared to income tax expense of $5.7 million in fiscal 2020, reflecting an estimated effective tax rate of 26.2% and 18.8%, respectively. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 26.2% for the year-to-date ended December 29, 2021 is primarily a result of windfall tax benefit related to stock options exercised and state taxes, a Work Opportunity Tax Credit benefit and the change in valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction.

The difference between the 21.0% statutory rate and the Company’s effective tax rate of 18.8% for the year ended December 30, 2020 is primarily a result of state taxes, windfall tax benefit related to stock options exercised and state taxes, a Work Opportunity Tax Credit benefit and the change in valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction.

Fiscal Year 2020 Compared to Fiscal Year 2019

Year-to-year comparisons of fiscal 2020 and fiscal 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 30, 2020, which was filed with the SEC on March 15, 2021.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes ("AUV"), restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2021, our restaurants generated company-operated restaurant revenue of $394.7 million and system-wide sales of $973.2 million, and system comparable sales growth of 12.1%, consisting of company-operated restaurant comparable sales growth of 7.6% and franchised comparable sales growth of 15.3%. The company-operated comparable sales increase consisted of a 6.3% increase in average check size. In fiscal 2021, for company-operated restaurants, our annual AUV was $2.0 million, restaurant contribution margin was 18.4%, and Adjusted EBITDA was $63.4 million.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Fiscal Year
(Dollar amounts in thousands)	2021 (52-Weeks)	2020 (53-Weeks)	2019 (52-Weeks)
Company-operated restaurant revenue	$394,733	$374,064	$391,112
Franchise revenue	33,729	29,418	28,819
Franchise advertising fee revenue	25,901	22,605	22,399
Total Revenue	454,363	426,087	442,330
Franchise revenue	(33,729)	(29,418)	(28,819)
Franchise advertising fee revenue	(25,901)	(22,605)	(22,399)
Sales from franchised restaurants	578,497	505,559	503,413
System-wide sales	$973,230	$879,623	$894,525

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 29, 2021, December 30, 2020 and December 25, 2019, there were 464, 465 and 460 comparable restaurants, 187, 190 and 195 company-operated and 276, 275 and 265 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check size, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.

Company-Operated Average Unit Volumes

We measure company-operated AUVs on both a weekly and an annual basis. Weekly AUVs consist of comparable restaurant sales over a seven-day period from Thursday to Wednesday. Annual AUVs are calculated using a step process. First, we divide our total net sales for all company-operated restaurants for the fiscal year by the total number of restaurant operating weeks during the same period. Second, we annualize that average weekly per-restaurant sales figure by multiplying it by 52. An operating week is defined as a restaurant open for business over a seven-day period from Thursday to Wednesday. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2021 (52-Weeks)	2020 (53-Weeks)	2019 (52-Weeks)
Restaurant contribution:
Income from operations	$41,335	$33,556	$38,326
Add (less):
General and administrative expenses	39,852	35,918	40,389
Legal settlements	—	2,566	—
Franchise expenses	32,831	28,761	27,612
Depreciation and amortization	15,176	16,878	17,855
Loss on disposal of assets	289	189	266

Franchise revenue	(33,729)	(29,418)	(28,819)
Franchise advertising fee revenue	(25,901)	(22,605)	(22,399)
Recovery of securities lawsuits related legal expenses and other insurance claims	—	(123)	(10,000)
Impairment and closed-store reserves	1,087	4,691	4,852
Loss on disposition of restaurants	1,534	—	5,058
Restaurant contribution	$72,474	$70,413	$73,140

Company-operated restaurant revenue:
Total revenue	$454,363	$426,087	$442,330
Less:
Franchise revenue	(33,729)	(29,418)	(28,819)
Franchise advertising fee revenue	(25,901)	(22,605)	(22,399)
Company-operated restaurant revenue	$394,733	$374,064	$391,112

Restaurant contribution margin (%)	18.4%	18.8%	18.7%

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

The following table sets forth reconciliations of our net income to EBITDA and Adjusted EBITDA:

	Fiscal Year
(Amounts in thousands)	2021 (52-Weeks)	2020 (53-Weeks)	2019 (52-Weeks)
Net income	$29,121	$24,474	$24,900
Non-GAAP adjustments:
Provision for income taxes	10,332	5,651	9,682
Interest expense, net of interest income	1,824	3,292	3,687
Depreciation and amortization	15,176	16,878	17,855
EBITDA	$56,453	$50,295	$56,124
Stock-based compensation expense (a)	3,220	3,093	2,474
Loss on disposal of assets (b)	289	189	266
Recovery of securities lawsuits related legal expense and other insurance claims (c)	—	(123)	(10,000)
Impairment and closed-store reserves (d)	1,087	4,691	4,852
Loss on disposition of restaurants (e)	1,534	—	5,058
Income tax receivable agreement expense (f)	58	139	57
Securities class action legal expense (g)	495	604	3,181
Legal settlements (h)	—	2,566	—
Pre-opening costs (i)	259	141	366
Executive transition costs (j)	—	—	151
Adjusted EBITDA	$63,395	$61,595	$62,529
(a)	Includes non-cash, stock-based compensation, excluding stock-based compensation costs associated with the transition of our former CEO in fiscal 2019.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	In fiscal 2020, we received insurance proceeds of $0.1 million related to a property claim, and in fiscal 2019 we received insurance proceeds of $10.0 million related to the settlement of the securities class action lawsuit. See Note 13 “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
(d)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During fiscal 2021, we recorded non-cash impairment charges of $0.7 million, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California closed in 2021, and the long-lived assets of three restaurants in California. During fiscal 2021, we recognized $0.4 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2020, we recorded non-cash impairment charges of $3.5 million for the year ended December 30, 2020, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. During fiscal 2020, we recognized $1.2 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2019, we recorded impairment charges of $3.6 million, primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and one restaurant closed during fiscal 2019, and the long-lived assets of one restaurant in California. Additionally, during fiscal 2019, we closed two restaurants in California and two restaurants in Texas and recognized $1.3 million of closed-store reserve expense, primarily related to the amortization, property taxes and CAM payments for our closed locations.

(e)	During fiscal 2021, we completed the sale of our eight restaurants within Sacramento area to an existing franchisee. This sale resulted in cash proceeds of $4.6 million during the year ended December 29, 2021 and a net loss on sale of restaurants of $1.5 million for the year ended December 29, 2021. During fiscal 2019, we completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee, seven company-operated restaurants in the Phoenix area to another existing franchisee and five company-operated restaurants in Texas to a third franchisee. The three sales during 2019 resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the year ended December 25, 2019.
(f)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 29, 2021, December 30, 2020 and December 25, 2019, income tax receivable agreement expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(g)	Consists of costs related to the defense of securities lawsuits. During the year ended December 29, 2021, we received $0.5 million in insurance proceeds, net of legal expenses, related to the derivative complaint. See Note 13 “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
(h)	Fiscal 2020 consists of an expense of $2.6 million related to resolution of the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights, as well as amounts incurred related to the payment of the final settlement amounts for consolidated wage and hour class action lawsuits resolved during fiscal 2020. For additional information on legal settlements, see Note 13 “Commitments and Contingencies—Legal Matters" in the accompanying "Notes to Consolidated Financial Statements" in this Annual Report.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.
(j)	Includes costs associated with the transition of our former CEO, such as executive recruiting costs and stock-based compensation.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2018 Revolver (as defined below). Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months from the issuance of the consolidated financial statements.

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

Cash Flows

The following table presents summary cash flow information for the years indicated:

	Fiscal Year
(Amounts in thousands)	2021 (52-Weeks)	2020 (53-Weeks)	2019 (52-Weeks)
Net cash provided by (used in)
Operating activities	$52,099	$40,547	$36,135
Investing activities	(12,485)	(6,690)	(10,669)
Financing activities	(22,787)	(28,708)	(24,365)
Net increase in cash	$16,827	$5,149	$1,101

Operating Activities

In fiscal 2021, net cash provided by operating activities increased by $11.6 million compared to fiscal 2020. This increase was due primarily to an increase in profitability after non-cash items and favorable working capital fluctuations for the year ended December 29, 2021.

In fiscal 2020, net cash provided by operating activities increased by $4.4 million compared to fiscal 2019. This increase was due primarily to favorable working capital fluctuations, partially offset by a decline in profitability after non-cash items for the year ended December 30, 2020 compared to the prior year, which we believe related to the COVID-19 pandemic.

Investing Activities

In fiscal 2021, net cash used in investing activities increased by $5.8 million compared to fiscal 2020. This increase was due primarily to opening two new company-operated restaurants and remodeling 10 restaurants during the year ended December 29, 2021 compared to opening one new company-operated restaurant and completing two new remodels during the year ended December 30, 2020. This was partially offset by cash proceeds of $4.6 million received during the year ended December 29, 2021 related to the sale of eight restaurants within the Sacramento area to an existing franchisee.

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

Financing Activities

In fiscal 2021, net cash used in financing activities decreased by $5.9 million compared to fiscal 2020. This decrease was due primarily to $22.8 million of net pay downs on the 2018 Revolver (as defined below) during fiscal 2021, compared to net pay downs of $34.2 million in fiscal 2020. The change was partially offset by a decrease of $5.0 million in proceeds received from the issuance of common stock upon exercise of stock options in fiscal 2021 compared to fiscal 2020.

In fiscal 2020, net cash used in financing activities increased by $4.3 million compared to fiscal 2019. This increase was due primarily to $34.2 million of net pay downs on the 2018 Revolver (as defined below) during fiscal 2020, compared to net borrowings of $23.0 million in fiscal 2019. This was partially offset by $48.4 million of cash outflow related to stock buybacks in fiscal 2019 and an increase of $4.4 million of proceeds received from the issuance of common stock upon exercise of stock options in fiscal 2020 compared to fiscal 2019.

Debt Obligations

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

At December 29, 2021, $10.0 million of letters of credit and $40.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $100.0 million at December 29, 2021.

Borrowings under the 2018 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in the range of 0.25% to 1.25%. For borrowings under the 2018 Revolver during fiscal 2021, the interest rate range was 1.3% to 1.6%. For borrowings under the 2018 Revolver during fiscal 2020, the interest rate range was 1.6% to 3.3%. The interest rate under the 2018 Revolver was 1.4% at December 29, 2021 and 1.6% under the 2018 Revolver at December 30, 2020.

Under the 2018 Revolver, Holdings may not make certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2018 Revolver. The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 29, 2021.

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

Material Cash Requirements

Our total capital expenditures for 2021 were $17.0 million. In 2021, we spent approximately $7.0 million on the development and construction of our new restaurants. The remaining $10.0 million of capital expenditures during 2021 were related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. In 2022, we expect to incur between $20.0 million and $25.0 million in total capital expenditures, of which we expect $10.0 million to $12.0 million will be related to our construction of new restaurants, and $10.0 million to $13.0 million will be related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. Finally, we expect a portion of our incurred capital expenditures in 2022 to be for additional corporate initiatives, including investments in technology for support centers to boost innovation, enhancing the customer experience, and improving operations. We expect to fund these capital expenditures primarily with operating cash flows.

The following table summarizes our other current and long-term material cash requirements as of December 29, 2021, which we expect to fund primarily with operating cash flows:

	Payments Due by Period
			2023 -	2025 -	2027 and
(Amounts in thousands)	Total	2022	2024	2026	thereafter
Operating leases (1)	$246,619	$27,866	$50,128	$41,319	$127,306
Finance leases (1)	2,311	190	290	249	1,582
Long-term debt (2)	40,845	575	40,270	—	—
Income tax receivable agreement (3)	1,538	437	1,101	—	—
Purchasing commitments—chicken(4)	38,681	38,681	—	—	—
Total	$329,994	$67,749	$91,789	$41,568	$128,888

(1)	Operating and Finance Leases — Represents future minimum lease payments for our restaurants and the principal payments during the lease terms, respectively. Refer to Note 5 “Leases” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(2)	Long-Term Debt — Represents our contractual debt obligations. Includes expected interest expenses, calculated based on applicable interest rates at December 29, 2021. Refer to Note 6 “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(3)	Income Tax Receivable Agreement — Represents payments to our pre-IPO stockholders under the TRA. Refer to Note 9 “Income Taxes” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(4)	Purchasing Commitments (Chicken) — Reflects contractual purchase commitments for goods related to restaurant operations. Refer to Note 13 “Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations.

Critical Accounting Policies and Estimates

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

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies" in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

We determined that there were no indicators of potential impairment of our goodwill and indefinite-lived intangible assets during fiscal 2021. Accordingly, we did not record any impairment to goodwill or indefinite-lived intangible assets during the year ended December 29, 2021. The ultimate severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Long-Lived and ROU Assets

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

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. The Company considers a triggering event to have occurred related to a specific restaurant if the restaurant’s AUV for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If the Company concludes that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis. If actual performance does not achieve the projections, we may recognize impairment charges in future periods, and such charges could be material.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 29, 2021, we had no federal and less than $0.1 million state net operating loss (“NOL”) carryforwards. These State NOLs expire beginning 2028.

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

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay our pre-IPO stockholders 85% of the cash savings that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. The TRA charge expense (benefit) is a permanent add-back to our taxable income. TRA resulted in less than $0.1 million of expense in fiscal 2021 as a result of the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income, $0.1 million of expense in fiscal 2020 as a result of changes to future forecasted results and deduction on 2018 legal settlement accrual and $0.1 million of expense in fiscal 2019 as a result of changes to future forecasted results. In fiscal 2021, 2020 and 2019, we paid $1.7 million, $5.2 million and $5.8 million, respectively, to our pre-IPO stockholders under the TRA.

In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. As of fiscal 2021, the deferred asset balance related to these various tax credits, net of valuation allowance was $1.3 million. The fiscal 2021 provision includes a $6.2 million valuation allowance against our deferred tax asset, resulting from certain tax credits that may not be realizable prior to the time the credits expire.

During fiscal 2020, we received a Notice of Proposed Adjustment for the years ended December 27, 2017 and December 28, 2016, related to our methodology regarding our ordering of NOL. Resolution of this NOPA resulted in a payment of $0.4 million, and the audit is closed. As a result of the CARES Act, this amount was immediately refundable upon filing of a Form 1139. We filed the Form 1139 during the year ended December 30, 2020 and received a refund totaling $0.5 million.

Stock-Based Compensation

We measure and recognize compensation expense for the estimated fair value of equity instruments for employees and non-employee directors based on the grant-date fair value of the award. For awards that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. We granted 256,172 options during fiscal 2021. In fiscal 2021, we granted 222,741 restricted stock awards, with an exercise price equal to the fair market value of the common stock on the date of grant. The awards granted in fiscal 2021, 2020 and 2019 had a four-year vesting period for employees and three-year vesting period for directors. In order to calculate the grant date fair value for our stock options, we utilize the Black–Scholes option pricing model. The model involves several assumptions including the expected term of the option, expected volatility and risk-free interest rate. The volatility and the expected life assumptions were based on our historical data. If we changed our assumptions of stock price volatility or expected lives of our stock options, our stock-based compensation expense and results of operations may be materially different.

Recent Accounting Pronouncements

Recent accounting pronouncements are described in Note 2 “Summary of Significant Accounting Policies” in our accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest, at USD LIBOR plus a margin between 1.25% and 2.25%. As of December 29, 2021, we had outstanding borrowings of $40.0 million under our 2018 Revolver, $10.0 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, certain tenors of LIBOR were phased out as of December 31, 2021 and the remaining tenors of LIBOR will be phased out as of June 30, 2023. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Prior to LIBOR phasing out, we are likely to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If future rates based upon a successor rate are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps described below, we effectively did not have any long-term debt subject to variations in interest rates as of December 29, 2021 and as such, a one percent increase in the variable rate of interest would not result in a material increase in annual interest expense.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap during the year ended December 25, 2019 with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the year ended December 29, 2021. The interest rate swap matures in June 2023.

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

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) as of December 29, 2021 and December 30, 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2021 and December 30, 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Restaurant Property and Equipment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company reviews its long-lived assets including property and equipment, related to restaurants held and used in the business, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For certain restaurants, indicators of impairment of the related property and equipment were present. As such, for these restaurants, management compared the projected undiscounted cash flow to the carrying value. Total property and equipment, net of accumulated depreciation was $75.7 million as of December 29, 2021.

We identified the Company’s evaluation of impairment of restaurant property and equipment as a critical audit matter. The future cash flows used in the Company's restaurant property and equipment impairment analysis requires management to develop estimates and assumptions about future revenue transaction growth rates, pricing changes, and restaurant operating margins, which are made more uncertain by the significant and evolving impact of COVID-19 on the Company’s business. Auditing these significant judgments and assumptions involved especially challenging auditor judgment and increased effort in performing procedures.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the completeness and accuracy of data used in the projected cash flow models, including recalculating the projected cash flows for selected restaurants with impairment indicators.
●	Evaluating the reasonableness of management’s assumptions over the future revenue transaction growth rates, pricing changes, and restaurant operating margin assumptions for select restaurants by (i) comparing them to historical information for both company-owned and franchised restaurants in the same market, (ii) comparing them to recent trends by restaurant, considering the changes in the Company’s business model and uncertainties related to the COVID-19 pandemic, and (iii) comparing them to restaurant industry revenue growth rates based on market data to determine if contradictory evidence existed.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

Costa Mesa, California

March 11, 2022

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 29,	December 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$30,046	$13,219
Accounts and other receivables, net	13,407	9,963
Inventories	2,318	2,100
Prepaid expenses and other current assets	3,732	3,865
Income tax receivable	—	2,522
Total current assets	49,503	31,669
Property and equipment, net	75,668	79,642
Property and equipment held under finance lease, net	1,635	1,661
Property and equipment held under operating leases, net ("ROU asset")	171,981	177,129
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	2,245	3,166
Other assets	2,192	1,392
Total assets	$613,786	$605,221
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$143	$70
Current portion of obligations under operating leases	19,959	19,907
Accounts payable	10,626	7,472
Accrued salaries and vacation	11,539	10,166
Accrued insurance	11,193	10,416
Accrued income taxes payable	889	—
Current portion of income tax receivable agreement payable	437	1,577
Other accrued expenses and current liabilities	19,796	16,804
Total current liabilities	74,582	66,412
Revolver loan	40,000	62,800
Obligations under finance leases, net of current portion	1,712	1,692
Obligations under operating leases, net of current portion	171,651	178,658
Deferred taxes	5,464	5,227
Income tax receivable agreement payable, net of current portion	1,101	1,562
Other noncurrent liabilities	8,653	11,292
Total liabilities	303,163	327,643
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 36,601,648 and 36,423,505 shares issued and outstanding as December 29, 2021 and December 30, 2020, respectively	365	364
Additional paid-in-capital	342,941	339,561
Accumulated deficit	(32,393)	(61,514)
Accumulated other comprehensive loss	(290)	(833)
Total stockholders’ equity	310,623	277,578
Total liabilities and stockholders’ equity	$613,786	$605,221

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the Fiscal Years Ended
	December 29, 2021	December 30, 2020	December 25, 2019

Revenue
Company-operated restaurant revenue	$394,733	$374,064	$391,112
Franchise revenue	33,729	29,418	28,819
Franchise advertising fee revenue	25,901	22,605	22,399
Total revenue	454,363	426,087	442,330
Cost of operations
Food and paper cost	104,394	98,774	109,264
Labor and related expenses	120,308	114,455	116,703
Occupancy and other operating expenses	97,557	92,422	92,005
Gain on recovery of insurance proceeds, lost profits	—	(2,000)	—
Company restaurant expenses	322,259	303,651	317,972
General and administrative expenses	39,852	35,918	40,389
Legal settlements	—	2,566	—
Franchise expenses	32,831	28,761	27,612
Depreciation and amortization	15,176	16,878	17,855
Loss on disposal of assets	289	189	266
Recovery of securities lawsuits related legal expenses and other insurance claims	—	(123)	(10,000)
Loss on disposition of restaurants	1,534	—	5,058
Impairment and closed-store reserves	1,087	4,691	4,852
Total expenses	413,028	392,531	404,004
Income from operations	41,335	33,556	38,326
Interest expense, net	1,824	3,292	3,687
Income tax receivable agreement expense	58	139	57
Income before provision for income taxes	39,453	30,125	34,582
Provision for income taxes	10,332	5,651	9,682
Net income	$29,121	$24,474	$24,900
Net income per share
Basic	$0.81	$0.70	$0.68
Diluted	$0.80	$0.68	$0.67
Weighted-average shares used in computing net income per share
Basic	35,973,892	35,193,325	36,739,209
Diluted	36,446,756	35,796,406	37,441,503

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Fiscal Years Ended
	December 29,	December 30,	December 25,
	2021	2020	2019
Net income	$29,121	$24,474	$24,900
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized net (losses) gains arising during the period from interest rate swap	257	(1,762)	430
Reclassifications of losses (gains) into net income	486	278	(84)
Income tax (expense) benefit	(200)	398	(93)
Other comprehensive income (loss), net of taxes	543	(1,086)	253
Comprehensive income	$29,664	$23,388	$25,153

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 26, 2018	39,009,451	$390	$375,734	$(110,888)	$—	$265,236
Stock-based compensation	—	—	2,474	—	—	2,474
Issuance of common stock related to restricted shares, net	309,404	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	234,728	2	1,448	—	—	1,450
Shares repurchased for employee tax withholdings	(31,397)	—	(365)	—	—	(365)
Repurchase of common stock	(4,395,604)	(43)	(48,339)	—	—	(48,382)
Other comprehensive income, net of income tax	—	—	—	—	253	253
Net income	—	—	—	24,900	—	24,900
Balance, December 25, 2019	35,126,582	351	330,950	(85,988)	253	245,566
Stock-based compensation	—	—	3,093	—	—	3,093
Issuance of common stock related to restricted shares, net	439,061	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	970,736	10	5,856	—	—	5,866
Shares repurchased for employee tax withholdings	(23,407)	—	(335)	—	—	(335)
Forfeiture of common stock related to restricted shares	(89,467)	(1)	1	—	—	—
Other comprehensive loss, net of income tax	—	—	—	—	(1,086)	(1,086)
Net income	—	—	—	24,474	—	24,474
Balance, December 30, 2020	36,423,505	364	339,561	(61,514)	(833)	277,578
Stock-based compensation	—	—	3,220	—	—	3,220
Issuance of common stock related to restricted shares, net	246,780	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	132,760	1	865	—	—	866
Shares repurchased for employee tax withholdings	(40,384)	—	(705)	—	—	(705)
Forfeiture of common stock related to restricted shares	(161,013)	(2)	2	—	—	—
Other comprehensive income, net of income tax	—	—	—	—	543	543
Net income	—	—	—	29,121	—	29,121
Balance, December 29, 2021	36,601,648	$365	$342,941	$(32,393)	$(290)	$310,623

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended
	December 29,	December 30,	December 25,
	2021	2020	2019
Cash flows from operating activities:
Net income	$29,121	$24,474	$24,900
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	15,176	16,878	17,855
Bad debt expense	—	190	—
Stock-based compensation expense	3,220	3,093	2,474
Income tax receivable agreement expense	58	139	57
Loss on disposition of restaurants	1,534	—	5,058
Loss on disposal of assets	289	189	266
Impairment of property and equipment	711	3,498	3,559
Amortization of deferred financing costs	251	252	251
Deferred income taxes, net	957	4,008	9,578
Changes in operating assets and liabilities:
Accounts and other receivables	(3,444)	(1,155)	1,094
Inventories	(218)	(92)	338
Prepaid expenses and other current assets	133	1,853	(2,727)
Income taxes payable	3,410	(2,145)	(448)
Other assets	(1,052)	(13)	(412)
Accounts payable	2,533	666	(3,192)
Accrued salaries and vacation	1,373	1,548	1,044
Accrued insurance	777	976	2,364
Payment related to tax receivable agreement	(1,658)	(5,237)	(5,764)
Other accrued expenses and liabilities	(1,072)	(8,575)	(20,160)
Net cash flows provided by operating activities	52,099	40,547	36,135
Cash flows from investing activities:
Proceeds from disposition of restaurants	4,556	—	4,770
Purchase of property and equipment	(17,041)	(6,690)	(15,439)
Net cash flows used in investing activities	(12,485)	(6,690)	(10,669)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	—	59,500	42,000
Payments on revolver and swingline loan	(22,800)	(93,700)	(19,000)
Minimum tax withholdings related to net share settlements	(705)	(335)	(365)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	866	5,866	1,450
Payment of obligations under finance leases	(148)	(39)	(68)
Repurchases of common stock	—	—	(48,382)
Net cash flows used in financing activities	(22,787)	(28,708)	(24,365)
Increase in cash and cash equivalents	16,827	5,149	1,101
Cash and cash equivalents, beginning of period	13,219	8,070	6,969
Cash and cash equivalents, end of period	$30,046	$13,219	$8,070

	For the Fiscal Years Ended
	December 29,	December 30,	December 25,
	2021	2020	2019
Supplemental cash flow information
Cash paid during the period for interest	$1,066	$2,956	$3,649
Cash paid during the period for income taxes	$5,968	$4,225	$558
Unpaid purchases of property and equipment	$2,454	$1,925	$746

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, Utah and Louisiana, specialize in fire-grilling citrus-marinated chicken in a wide variety of contemporary Mexican and LA-inspired entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, variations on our Pollo Bowl®, Pollo Salads and our Pollo Fit entrees. At December 29, 2021, the Company operated 189 (141 in the greater Los Angeles area) and franchised 291 (135 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses one restaurant in the Philippines. The Company’s largest stockholder is Trimaran Pollo Partners, L.L.C. (“LLC”), which is controlled by affiliates of Trimaran Capital, L.L.C. LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”) and has a 45.8% ownership interest as of December 29, 2021. LLC’s only material asset is its investment in Holdings.

On April 22, 2014, CAC, the LLC’s wholly owned subsidiary, Chicken Subsidiary Corp (“CSC”) and CSC’s wholly owned subsidiary, the former El Pollo Loco Holdings, Inc. (“Old Holdings”) entered into the following reorganization transactions: (i) Old Holdings merged with and into CSC with CSC continuing as the surviving corporation; (ii) CSC merged with and into CAC with CAC continuing as the surviving corporation and (iii) CAC renamed itself El Pollo Loco Holdings, Inc.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodel and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At December 29, 2021, the Company’s total debt was $40.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $30.0 million at December 29, 2021, and available borrowings under the 2018 Revolver (as defined in Note 6) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to meet certain covenants required in its 2018 Credit Agreement (as defined in Note 6), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2021, 2020, and 2019 ended on December 29, 2021, December 30, 2020 and December 25, 2019, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

seven years a 53-week fiscal year occurs. Fiscal 2021 and 2019 were 52-week fiscal years. Fiscal 2020 was a 53-week fiscal year. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.

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

COVID-19

During the COVID-19 pandemic, the Company has experienced periods of significant disruption to its restaurant operations. Following the pandemic declaration in March 2020, federal, state and local governments have periodically responded to the public health crisis by requiring social distancing, issuing “stay at home” directives, and implementing restaurant restrictions - including government-mandated dining room closures - that limited business to off-premise services only (take-out, drive-thru and delivery). The COVID-19 pandemic and the measures taken to prevent its spread have adversely affected the Company’s operations and financial results, particularly during fiscal 2020 as well as periods of 2021 when COVID-19 infections increased with the spread of new strains of the virus. The disruption in operations has led to the Company considering the impact of the COVID-19 pandemic on its liquidity, debt covenant compliance, and recoverability of long-lived and right-of-use (“ROU”) assets, goodwill and intangible assets, among others. The Company is continually evaluating the impact of the global crisis on its financial condition, liquidity, operations, suppliers, industry, and workforce and will take additional actions as necessary.

While all of the Company’s restaurants had dining rooms open as of December 29, 2021, the Company continues to experience staffing challenges, which resulted in reduced operating hours and service channels at some of the Company’s restaurants and resulted in higher wage inflation, overtime costs and other labor related costs. Further, the Company experienced inflationary pressures due to supply chain disruptions that resulted in increased commodity prices and impacted the Company’s business and results of operations during the year ended December 29, 2021. The Company expects these pressures to continue during fiscal 2022. During fiscal 2021, the Company incurred $3.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During fiscal 2020, the Company incurred $4.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During fiscal 2021 as part of the CARES Act, the Company recognized the Employee Retention Credit (“ERC”) in the amount of $3.4 million, which is recorded as an offset to the corresponding payroll expense and is classified as part of the labor and other operating expenses on the consolidated statements of income for the year ended December 29, 2021. See additional information presented in Note 2 “Summary of Significant Accounting Policies” below.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Subsequent Events

On March 8, 2022, the Company’s Board of Directors appointed Mr. Roberts as Chief Executive Officer, President and a Class III director on the Board of Directors of the Company, effective March 9, 2022. Mr. Roberts will continue to serve as the Company’s interim Chief Financial Officer and as its principal executive officer, principal accounting officer and principal financial officer. Refer to Item 9B below for additional information.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier for which amounts due at December 29, 2021 totaled 26.1% of the Company’s accounts payable. As of December 30, 2020, the Company had two suppliers for which amounts due totaled 24.2% and 11.4% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 27.1% of the Company’s purchases for fiscal 2021, 26.9% for fiscal 2020 and 29.0% for fiscal 2019 with no amounts payable at December 29, 2021 or December 30, 2020.

In fiscal 2021, 2020 and 2019, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.9%, 71.3%, and 70.5%, respectively, of total revenue. One franchisee accounted for 10.6% of total accounts receivable as of December 29, 2021, and one franchisee accounted for 11.5% of total accounts receivable as of December 30, 2020.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of income, and were less than $0.1 million for each of the years ended December 29, 2021, December 30, 2020 and December 25, 2019. The Company capitalized internal costs related to site selection and construction activities of $1.4 million, $1.0 million and $1.1 million for the years ended December 29, 2021, December 30, 2020 and December 25, 2019, respectively.

Impairment of Long-Lived and ROU Assets

The Company reviews its long-lived and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event, related to long-lived assets or ROU assets in a net asset position, to have occurred related to a specific restaurant if the restaurant’s AUV for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets, to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. As of December 29, 2021 and December 30, 2020, ROU assets related to closed or subleased restaurant locations totaled $21.9 million and $27.7 million, respectively. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain stores during the year ended December 29, 2021 that required an impairment review of the Company’s long-lived and ROU assets. Based on the results of this analysis, the Company recorded non-cash impairment charges of $0.7 million for the year ended December 29, 2021, primarily related to the carrying value of the ROU assets of one restaurant in Texas that closed in 2019, the carrying value of one restaurant in California that closed in 2021 and the long-lived assets of three restaurants in California.

In fiscal 2020, the Company recorded non-cash impairment charges of $3.5 million primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. In fiscal 2019, the Company recorded a non-cash impairment charge of $3.6 million primarily related to the carrying value of the ROU assets of four restaurants sold to franchisees and one restaurant closed during fiscal 2019, and the long-lived assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During fiscal 2021, the Company recognized $0.4 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

Upon the sale of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company determined there was no decrement of goodwill related to the disposition of restaurants in fiscal 2021, 2020 and 2019.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during fiscal 2021. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the year ended December 29, 2021. The ultimate severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Included in other assets are deferred financing costs (net of accumulated amortization), related to the revolver, of $0.4 million and $0.6 million as of December 29, 2021 and December 30, 2020, respectively. Amortization expense for deferred financing costs was approximately $0.3 million for each of the three years ended December 29, 2021, December 30, 2020, and December 25, 2019, and is reflected as a component of interest expense in the accompanying consolidated statements of income.

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 29, 2021 and December 30, 2020, the Company had accrued $11.2 million and $10.4 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 29, 2021, December 30, 2020 and December 25, 2019, totaled $9.0 million, $8.4 million, and $9.6 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of income.

Restaurant Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $7.7 million, $7.5 million and $8.0 million during the years ended December 29, 2021, December 30, 2020, and December 25, 2019, respectively.

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and, as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 29, 2021 and December 30, 2020, the revenue allocated to loyalty points that have not been redeemed was $0.7 million and $0.9 million, respectively, which is reflected in the Company’s accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

Franchise Revenue

Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees and IT support services. Rental income for subleases to franchisees are outside of the scope of the revenue standard and are within the scope of lease guidance. Under Topic 842, sublease income is recorded on a gross basis within the consolidated

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements of income. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees.

For franchise and development agreement fees, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and are, therefore, treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, are recognized over the franchise or renewal term, which is typically twenty years. As of December 29, 2021, the Company had executed development agreements that represent commitments to open 67 franchised restaurants at various dates through 2031.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third-party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the Franchisee. As of December 29, 2021, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Franchise Advertising Fee Revenue

The Company presents advertising contributions received from franchisees as franchise advertising fee revenue and records all expenses of the advertising fund within franchise expenses.

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund and is accrued, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $16.1 million, $15.3 million and $16.1 million for the years ended December 29, 2021,

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 30, 2020 and December 25, 2019, respectively. In addition, there was $25.9 million, $22.6 million and $22.4 million for the years ended December 29, 2021, December 30, 2020 and December 25, 2019, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides, which is included within franchise advertising fee revenue. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $3.6 million and $0.1 million at December 29, 2021 and December 30, 2020, respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 29, 2021, the Company was obligated to spend $3.6 million more in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of income.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of income, were $0.3 million, $0.1 million and $0.4 million for the years ended December 29, 2021, December 30, 2020, and December 25, 2019, respectively.

Leases

The Company’s operations utilize property, facilities, equipment and vehicles. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues more than a defined amount. Initial terms of land and restaurant building leases generally have terms of 20 years, exclusive of options to renew. ROU assets and operating and finance lease liabilities are recognized at the lease commencement date, which is the date the Company takes possession of the property. Operating and finance lease liabilities represent the present value of lease payments not yet paid. ROU assets represent the Company’s right to use an underlying asset and are based upon the operating and finance lease liabilities adjusted for prepayments or accrued lease payments, lease incentives, and impairment of ROU assets. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the lease term including reasonably certain renewal periods.

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

Recovery of Securities Class Action Legal Expense and Other Insurance Claims

During fiscal 2020 the Company received insurance proceeds of $0.1 million related to a property claim. During fiscal 2019, the Company received insurance proceeds of $10.0 million related to the reimbursement of certain legal expenses paid in prior years for the defense of securities lawsuits. See Note 13 “Commitments and Contingencies—Legal Matters.”

Loss on Disposition of Restaurants

During fiscal 2021, the Company completed the sale of eight restaurants within the Sacramento area to an existing franchisee. During fiscal 2019, the Company completed the sale of four company-operated restaurants within the San Francisco area to an existing franchisee, seven company-operated restaurants in the Phoenix area to another existing franchisee and five company-operated restaurants in Texas to a third franchisee. The Company has determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned. The Sacramento sale resulted in cash proceeds of $4.6 million and a net loss on sale of restaurants of $1.5 million for the year ended December 29, 2021. The three sales during 2019 resulted in cash proceeds of $4.8 million and a net loss on sale of restaurants of $5.1 million for the year ended December 25, 2019. Since the date of their sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

Derivative Financial Instruments

The Company uses an interest rate swap, a derivative instrument, to hedge interest rate risk and not for trading purposes. The derivative contract is entered into with a financial institution.

The Company records the derivative instrument on its consolidated balance sheets at fair value. The derivative instrument qualifies as a hedging instrument in a qualifying cash flow hedge relationship, and the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive (loss) income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified to earnings immediately.

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of December 29, 2021, the counterparty to the Company’s interest rate swap has performed in accordance with their contractual obligation.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 29, 2021 or December 30, 2020. During fiscal 2020, the Company recognized interest of $0.1 million related to the Notice of Proposed Adjustment (“NOPA”), discussed below. The Company did not recognize any interest or penalties during fiscal 2021 and 2019. During fiscal 2021, fiscal 2020 and fiscal 2019, there were no material unrecognized tax benefits. Management believes no significant change to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into a TRA, which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. As of December 29, 2021 and December 30, 2020, the Company had accrued $1.5 million and $3.1 million, respectively relating to expected TRA payments. In fiscal 2021, 2020 and 2019, the Company paid $1.7 million, $5.2 million and $5.8 million, respectively, to its pre-IPO stockholders under the TRA.

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

The CARES Act also provides for the deferral of employer Social Security taxes that are otherwise owed for wage payment and the creation of refundable employee retention credits. The total amount deferred as of December 30, 2020 is $4.9 million, of which 50% is due by December 31, 2021 and another 50% is due by December 31, 2022. As of December 29, 2021, deferred payroll tax payments of $2.4 million were included in other non-current liabilities on the Company’s consolidated balance sheet.

Additionally, the Company assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through September 30, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through September 30, 2021. During fiscal 2021, the Company recognized the ERC credit in the amount of $3.4 million as income as it is probable that it will comply with the ERC eligibility requirements. The Company has elected an accounting policy to present government assistance as a reduction of the related expense. The ERC credit is recorded as a receivable as part of the accounts and other receivable

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

on the consolidated balance sheet for the year ended December 29, 2021 and as an offset to the corresponding payroll expense which is classified as part of the labor and other operating expenses on the consolidated statements of income for the year ended December 29, 2021.

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

During the year ended December 25, 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company’s counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for our credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See Note 6 “Long-Term Debt” for further discussion regarding the Company’s interest rate swaps. The following table presents fair value for the interest rate swap at December 29, 2021 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$—	$396	$—

The following table presents fair value for the interest rate swap at December 30, 2020 (in thousands):

	Fair Value Measurements Using
	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$—	$1,139	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, they are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment).

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 29, 2021 reflecting certain property and equipment and ROU assets, for which an impairment loss was recognized during the corresponding periods, as discussed above under Impairment of Long-Lived and ROU Assets (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$304
Certain ROU assets, net	$411	$—	$—	$411	$407

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 30, 2020 reflecting certain property and equipment and ROU assets for which an impairment loss was

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognized during the corresponding periods, as discussed above under "Impairment of Long-Lived and ROU Assets" (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$2,955
Certain ROU assets, net	$902	$—	$—	$902	$543

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 25, 2019 for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Long-Lived and ROU Assets" (in thousands):

		Fair Value Measurements Using			Impairment
	Total	Level 1	Level 2	Level 3	Losses
Certain property and equipment, net	$—	$—	$—	$—	$339
Certain ROU assets, net	$6,196	$—	$—	$6,196	$3,220

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

Stock-Based Compensation

Stock-based compensation expense is recognized using a fair-value based method for costs related to all share-based payments including stock options and restricted stock issued under the Company’s employee stock plans. The fair value of stock option awards is estimated on the date of grant using an option pricing model, which require the input of subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be affected. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service, usually the vesting period. For options or restricted shares that are based on a performance requirement, the cost is recognized on an accelerated basis over the period to which the performance criteria relate.

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

Recently Adopted Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-10, “Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance” which requires business entities to disclose in notes to their financial statements information about certain types of government assistance that they receive. The Company adopted this ASU during the fourth quarter of 2021 and made appropriate disclosures in accordance with this standard. The adoption of ASU 2021-10 did not have a significant impact on the Company’s consolidated financial position or results of operations. For additional information on the impact of the adoption of ASU 2021-10, see above under “Income Taxes” in this Note 2, “Summary of Significant Accounting Policies.”

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2021, the FASB issued ASU No. 2021-05, “Leases (Topic 842): Lessors – Certain Leases with Variable Lease Payments” which no longer requires a lessor to recognize a selling loss upon commencement of a lease with variable lease payments that prior to the amendment would have been classified as a sales-type or direct financing lease. The Company adopted this ASU during the third quarter of 2021. The adoption of ASU 2021-05 did not have a significant impact on the Company’s consolidated financial position or results of operations.

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

Franchise Development Option Agreement with Related Party

On July 11, 2014, EPL and LLC entered into a Franchise Development Option Agreement relating to development of restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted LLC the exclusive option to develop and open 15 restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional 100 restaurants in the Territory over ten years. The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years after that exercise. LLC may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. The Company has no current intention to begin development in the Territory and as of December 29, 2021, no stores have been opened in the Territory.

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 29, 2021	December 30, 2020
Land	$12,323	$12,323
Buildings and improvements	144,631	147,939
Other property and equipment	78,383	77,177
Construction in progress	5,333	3,567
	240,670	241,006
Less: accumulated depreciation and amortization	(165,002)	(161,364)
	$75,668	$79,642

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $15.2 million, $16.9 million and $17.9 million for the years ended December 29, 2021, December 30, 2020, and December 25, 2019, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.3 million, $3.0 million and $0.3 million for the years ended December 29, 2021, December 30, 2020, and December 25, 2019, respectively. Depending on the severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn, the Company’s financial performance could be further impacted and it is possible that material impairments could be identified in future periods. See “Impairment of Long-Lived and ROU Assets” in Note 2, “Summary of Significant Accounting Policies” for additional information.

4. TRADEMARKS, OTHER INTANGIBLE ASSETS AND LIABILITIES

Domestic trademarks consist of the following (in thousands):

	December 29,	December 30,
	2021	2020
Cost	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Trademarks, net	$61,888	$61,888

5. LEASES

Nature of leases

The Company’s operations utilize property, facilities, equipment and vehicles leased from others. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842.

As of December 29, 2021, the Company had two leases that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

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

During the year ended December 29, 2021, the Company reassessed the lease terms on 22 restaurants due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

decision to renew. As a result of the reassessment, an additional $17.8 million of ROU assets and lease liabilities for the year ended December 29, 2021 were recognized, and will be amortized over the new lease term.

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

During fiscal 2021, the Company determined that the carrying value of ROU assets at two restaurants were not recoverable. As a result, the Company recorded a $0.4 million non-cash impairment charge for the year ended December 29, 2021 related to one restaurant closed in Texas in 2019 and one restaurant closed in California. During fiscal 2020, the Company determined that the carrying value of ROU assets at one restaurant was not recoverable. As a result, the Company recorded a $0.5 million non-cash impairment charge for the year ended December 30, 2020 related to one restaurant in Texas, which was sold to a franchisee in the prior year. During fiscal 2019, the Company determined that the carrying value of ROU assets at certain restaurants was not recoverable. As a result, we recorded a $3.2 million impairment expense for the year ended December 25, 2019. The impairment primarily related to four restaurants sold to franchisees and one restaurant closed during fiscal 2019.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	December 29, 2021			December 30, 2020			December 25, 2019
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$78	$2	$80	$11	$—	$11	$9	$—	$9
Interest on lease liabilities	58	1	59	27	—	27	27	—	27
Operating lease cost	26,501	1,122	27,623	26,578	1,227	27,805	26,212	1,273	27,485
Short-term lease cost	—	21	21	—	23	23	—	34	34
Variable lease cost	539	354	893	444	191	635	455	186	641
Sublease income	(3,823)	—	(3,823)	(3,251)	—	(3,251)	(2,430)	—	(2,430)
Total lease cost	$23,353	$1,500	$24,853	$23,809	$1,441	$25,250	$24,273	$1,493	$25,766

The following table presents the Company’s total lease cost on the consolidated statement of income (in thousands):

	December 29, 2021	December 30, 2020	December 25, 2019
Lease cost – Occupancy and other operating expenses	$24,020	$23,972	$24,540
Lease cost – General & administrative	414	464	463
Lease cost – Depreciation and amortization	78	11	9
Lease cost – Interest expense	58	27	27
Lease cost - Closed-store reserve	283	776	727
Total lease cost	$24,853	$25,250	$25,766

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following cash and non-cash activities associated with its leases (in thousands):

	December 29, 2021			December 30, 2020			December 25, 2019
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$26,414	$1,084	$27,498	$23,683	$1,230	$24,913	$25,168	$1,282	$26,450
Financing cash flows used for finance leases	$102	$46	$148	$34	$5	$39	$68	$—	$68

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$17,763	$—	$17,763	$5,850	$13	$5,863	$10,339	$256	$10,595
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$196	$196	$1,623	$54	$1,677	$—	$—	$—
Derecognition of ROU assets due to terminations, impairment or modifications	$(4,513)	$(99)	$(4,612)	$(543)	$(26)	$(569)	$(4,574)	$(157)	$(4,731)

Other Information
Weighted-average remaining lease term—finance leases	18.42	4.02		18.98	4.52		2.83	—
Weighted-average remaining lease term—operating leases	11.27	1.44		11.45	2.31		12.08	3.20
Weighted-average discount rate—finance leases	2.78%	1.54%		2.50%	1.68%		11.10%	—%
Weighted-average discount rate—operating leases	4.45%	3.89%		4.29%	3.93%		4.38%	3.96%

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company’s minimum future lease obligations at December 29, 2021 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 28, 2022	$190	$27,866	$3,588
December 27, 2023	145	26,115	3,571
December 25, 2024	145	24,013	3,456
December 31, 2025	141	21,773	3,106
December 30, 2026	108	19,546	2,789
Thereafter	1,582	127,306	23,165
Total	$2,311	$246,619	$39,675
Less: imputed interest (1.54% - 4.45%)	(456)	(55,009)
Present value of lease obligations	1,855	191,610
Less: current maturities	(143)	(19,959)
Noncurrent portion	$1,712	$171,651

Short-Term Leases

The Company has multiple short-term leases, which have terms of less than 12 months, and thus were excluded from the recognition requirements of Topic 842. The Company has recognized these lease payments in its consolidated statement of income on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

In April 2020, the FASB issued guidance allowing entities to make a policy election whether to account for lease concessions related to the COVID-19 pandemic as lease modifications. The election applies to any lessor-provided lease concession related to the impact of the COVID-19 pandemic, provided the concession does not result in a substantial increase in the rights of the lessor or in the obligations of the lessee. During the fiscal year ended December 30, 2020, the Company received non-substantial concessions from certain landlords in the form of rent deferrals and abatements. The Company elected to not account for these rent concessions as lease modifications. The rent concessions were recorded as part of other accrued expenses. The recognition of rent concessions did not have a material impact on our consolidated financial statements as of December 30, 2020. For the year ended December 29, 2021, there were no rent concessions.

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

For the years ended December 29, 2021, December 30, 2020, and December 25, 2019, the Company received $0.4 million, $0.6 million and $0.5 million, respectively, of lease income from company-owned locations.

6. LONG-TERM DEBT

The Company, as a guarantor, is a party to a credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, Intermediate, as a guarantor, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Borrowings under the 2018 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in the range of 0.25% to 1.25%. For borrowings under the 2018 Revolver during fiscal 2021, the interest rate range was 1.3% to 1.6%. For borrowings under the 2018 Revolver during fiscal 2020, the interest rate range was 1.6% to 3.3%. The interest rate under the 2018 Revolver was 1.4% at December 29, 2021 and 1.6% under the 2018 Revolver at December 30, 2020. For the year ended December 29, 2021, the Company had interest expense of $1.2 million under the 2018 Revolver. For the year ended December 30, 2020, the Company had interest expense of $2.7 million under the 2018 Revolver, and for the year ended December 25, 2019, the Company had interest expense of $3.1 million under the 2018 and 2014 Revolver.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 29, 2021. However, depending on the severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to comply with certain financial covenants required in the 2018 Credit Agreement, specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

At December 29, 2021, $10.0 million of letters of credit and $40.0 million of borrowings were outstanding under the 2018 Revolver. The amount available under the 2018 Revolver was $100.0 million at December 29, 2021. At December 30, 2020, $8.4 million of letters of credit and $62.8 million of borrowings were outstanding under the 2018 Revolver. The amount available under the 2018 Revolver was $78.8 million at December 30, 2020.

Maturities

The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. During the year ended December 29, 2021, the Company elected to pay down $22.8 million on its 2018 Revolver. During the year ended December 30, 2020, the Company paid down $34.2 million, net of borrowings of $59.5 million on its 2018 Revolver. There are no required principal payments prior to maturity for the 2018 Revolver.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap is to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was converted to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the year ended December 29, 2021. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with ASC 815 “Derivatives and Hedging.”

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive (loss) income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.

For the year ended December 29, 2021 and December 30, 2020, the swap was a highly effective cash flow hedge.

As of December 29, 2021, the estimated net gain included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.6 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the consolidated balance sheet (in thousands):

	December 29, 2021		December 30, 2020
	Notional	Fair value	Notional	Fair value
Other liabilities - Interest rate swap	$40,000	$396	$40,000	$1,139

The following table summarizes the effect of the Company’s cash flow hedge accounting on the consolidated statements of income (in thousands):

	December 29, 2021	December 30, 2020	December 25, 2019
Interest expense on hedged portion of debt	$568	$979	$461
Interest expense on interest rate swap	486	278	(84)
Interest expense on debt and derivatives, net	$1,054	$1,257	$377

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the years ended December 29, 2021, December 30, 2020 and December 25, 2019 (in thousands):

				Gain (Loss) Reclassified from
	Net Gain (Loss) Recognized in OCI			AOCI into Interest expense
	December 29, 2021	December 30, 2020	December 25, 2019	December 29, 2021	December 30, 2020	December 25, 2019
Interest rate swap	$257	$(1,762)	$430	$486	$278	$(84)

See Note 2 “Summary of Significant Accounting Policies” for the fair value of the Company’s derivative asset.

7. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 29, 2021	December 30, 2020
Accrued sales and property taxes	$4,726	$5,216
Gift card liability	4,622	4,008
Loyalty rewards program liability	687	900
Accrued advertising	3,635	—
Accrued legal settlements and professional fees	771	321
Deferred franchise and development fees	637	503
Current portion of lease payment deferrals	—	1,793
Other	4,718	4,063
Total other accrued expenses and current liabilities	$19,796	$16,804

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 29, 2021	December 30, 2020
Deferred franchise and development fees	$5,691	$5,125
Derivative liability	396	1,139
Employer social security tax deferral	2,426	4,853
Other	140	175
Total other noncurrent liabilities	$8,653	$11,292

9. INCOME TAXES

The provision for income taxes is based on the following components (in thousands):

	December 29,	December 30,	December 25,
For the Years Ended	2021	2020	2019
Current income taxes:
Federal	$7,163	$520	$—
State	2,158	1,123	104
Total current	9,321	1,643	104
Deferred income taxes:
Federal	93	3,350	5,991
State	918	658	3,587
Total deferred	1,011	4,008	9,578
Tax provision for income taxes	$10,332	$5,651	$9,682

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21.0% for fiscal 2021, 2020 and 2019 as follows:

	December 29,	December 30,	December 25,
For the Years Ended	2021	2020	2019
Statutory federal income tax rate applied to earnings before income taxes and extraordinary items	21.0%	21.0%	21.0%
State income tax expense (net of federal benefit)	5.9	4.3	6.0
Change in valuation allowance	0.1	0.4	2.4
162(m)	0.8	0.2	0.3
WOTC Credit	(0.5)	(0.9)	(0.8)
Stock option exercises	(1.4)	(6.6)	(1.0)
Other	0.3	0.4	—
Total	26.2%	18.8%	27.9%

As of December 29, 2021, the Company had no federal and less than $0.1 million state NOL carryforwards. These State NOLs expire beginning 2028. The Company also has state enterprise zone credits of approximately $9.5 million, which expire in 2023. The utilization of NOL carryforwards may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company concluded that it is more likely than not that its deferred tax assets except from certain state credits will be realized. In fiscal 2020 and 2019, the Company recorded a valuation allowance of approximately $0.1 million and $0.9 million, respectively, against its deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire. In fiscal 2021, the Company recorded an additional less than $0.1 million to the valuation allowance. As of December 29, 2021, the total valuation allowance was $6.2 million.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. The TRA charge expense (benefit) is a permanent add-back to the Company’s taxable income. TRA resulted in less than $0.1 million of expense in fiscal 2021 as a result of the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income, $0.1 million of expense in fiscal 2020 as a result of changes to future forecasted results and deduction on 2018 legal settlement accrual and $0.1 million of expense in fiscal 2019 as a result of changes to future forecasted results. In fiscal 2021, 2020 and 2019, the Company paid $1.7 million, $5.2 million and $5.8 million, respectively, to its pre-IPO stockholders under the TRA.

As of December 29, 2021 and December 30, 2020, the deferred tax assets related to California Enterprise Zone credits, net of valuation allowances are $1.3 million and $2.5 million, respectively.

The Company’s deferred tax assets and liabilities as of December 29, 2021 and December 30, 2020 are summarized below.

	December 29,	December 30,
	2021	2020
Deferred assets:
Capital leases	$60	$27
Accrued vacation	503	506
Accrued workers’ compensation	2,616	1,894
Enterprise zone and other credits	7,524	8,579
Net operating losses	5	5
Fixed assets	4,393	4,643
ROU assets	51,864	53,875
Other	5,694	6,349
Total deferred tax assets	72,659	75,878
Valuation allowance	(6,181)	(6,127)
Net deferred tax assets	66,478	69,751
Deferred liabilities:
Goodwill	(6,349)	(6,218)
Trademark	(16,727)	(16,773)
Prepaid expense	(498)	(720)
ROU liabilities	(46,484)	(48,005)
Other	361	(96)
Deferred tax liabilities	(69,697)	(71,812)
Net deferred tax liability	$(3,219)	$(2,061)

The net deferred tax asset amounts above as of December 29, 2021 and December 30, 2020 have been classified in the accompanying consolidated balance sheets as noncurrent assets and are as follows (in thousands):

	December 29,	December 30,
	2021	2020
Noncurrent:
Assets - state	$2,245	$3,166
Liabilities - federal	(5,464)	(5,227)
Net deferred tax liability	$(3,219)	$(2,061)

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 29, 2021 and December 30, 2020, the Company had no accrual for unrecognized tax benefits. Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months. The Company is subject to taxation in the United States and in various state jurisdictions.

The Company is no longer subject to U.S. examination for years before 2018 by the federal taxing authority, and for years before 2017 by state taxing authorities.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan were $0.8 million for the years ended December 29, 2021, December 30, 2020 and December 25, 2019.

11. STOCK-BASED COMPENSATION

Pursuant to the 2018 Omnibus Equity Incentive Plan the Company grants stock options (“options”), restricted stock units, performance-based stock units and restricted stock. The Company has authorized 5,652,240 shares of common stock for issuance in connection with stock awards. On June 8, 2021, our stockholders approved amending the Equity Incentive Plan, formerly the 2018 Omnibus Equity Incentive Plan, under which the new aggregate share limit was increased to be 2,000,000 shares. As of December 29, 2021, 721,924 shares were available for grant.

During the years ended December 29, 2021, December 30, 2020 and December 25, 2019, the Company recognized stock-based compensation expense of $3.2 million, $3.1 million and $2.5 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of income.

Stock Options

At December 29, 2021, options to purchase 978,078 shares of common stock of the Company were outstanding, including 699,170 vested and 278,908 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s 2018 Omnibus Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 29, 2021, 212,196 premium options, options granted above the stock price at date of grant, remained outstanding. In fiscal 2021, the Company granted 256,172 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2021 had a four year vesting period. Stock options generally expire 10 years from the date of grant. In fiscal 2020, the Company did not grant any options. Changes in options for the years ended December 29, 2021 and December 30, 2020, are as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 25, 2019	2,077,570	$8.14
Exercised	(970,736)	6.04
Forfeited, cancelled or expired	(75,968)	12.14
Outstanding - December 30, 2020	1,030,866	$9.82
Grants	256,172	17.55
Exercised	(132,760)	6.52
Forfeited, cancelled or expired	(176,200)	$14.48
Outstanding - December 29, 2021	978,078	$11.45	4.59	$3,165

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vested and expected to vest at December 29, 2021	974,133	$11.43	4.57	$3,162
Exercisable at December 29, 2021	699,170	$10.01	3.05	$2,869

The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $1.6 million, $9.9 million and $2.1 million for fiscal years 2021, 2020 and 2019, respectively.

The Company measures and recognizes compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. For options that were based on performance requirements, costs were recognized over periods to which the performance criteria related. In order to calculate our stock options’ fair values and the associated compensation costs for share-based awards, the Company utilizes the Black–Scholes option pricing model and has developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The Company calculates the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of the Company’s employee stock options. The Company does not anticipate paying any cash dividends for the foreseeable future and therefore uses an expected dividend yield of zero for option valuation purposes. Expected volatility is based on the Company’s historical data. Volatility is calculated by taking the historical daily closing equity prices of the Company, prior to the grant date, over a period equal to the expected term.

In fiscal 2020, the Company did not grant any employee stock options. The weighted-average estimated fair value of employee stock options granted in fiscal 2021 was $8.10 per share using the Black–Scholes model with the following weighted-average assumptions used to value the option grants:

December 29, 2021
Expected volatility	46.9%
Risk-free interest rate	1.1%
Expected term (years)	6.25
Expected dividends	—

As of December 29, 2021, the Company had total unrecognized compensation expense of $1.4 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.9 years.

The above assumptions generally require significant judgment. If in the future the Company determines that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected term, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.

The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2021, 2020 and 2019. The Company will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to its stock-based compensation.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Shares

In fiscal 2021 and 2020, 222,741 and 415,022 restricted share awards were granted, respectively, at the fair market value on the date of grant. These grants vest based on continued service over three years for directors and four years for employees.

Changes in restricted shares for the years ended December 29, 2021 and December 30, 2020, are as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 25, 2019	588,008	$11.23
Granted	415,022	$12.50
Released	(158,748)	$11.73
Forfeited, cancelled, or expired	(101,878)	$12.32
Unvested shares at December 30, 2020	742,404	$11.68
Granted	222,741	$17.13
Released	(248,255)	$11.99
Forfeited, cancelled, or expired	(221,110)	$11.80
Unvested shares at December 29, 2021	495,780	$13.92

As of December 29, 2021, there was total unrecognized compensation expense of $5.3 million related to unvested restricted share awards, which the Company expects to recognize over a weighted-average period of 2.49 years. As of December 29, 2021, all remaining performance stock units and restricted units were forfeited, cancelled, expired, or released.

12. EARNINGS PER SHARE

Basic EPS is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 29, 2021, December 30, 2020, and December 25, 2019. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

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

Under the 2018 Stock Repurchase Plan and the 2019 Stock Repurchase Plan, the Company was permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases were executed using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data.

	For the Years Ended
	December 29,	December 30,	December 25,
	2021	2020	2019
Numerator:
Net income	$29,121	$24,474	$24,900
Denominator:
Weighted-average shares outstanding—basic	35,973,892	35,193,325	36,739,209
Weighted-average shares outstanding—diluted	36,446,756	35,796,406	37,441,503
Net income per share—basic	$0.81	$0.70	$0.68
Net income per share—diluted	$0.80	$0.68	$0.67
Anti-dilutive securities not considered in diluted EPS calculation	136,397	81,041	526,295

Below is a reconciliation of basic and diluted share counts.

	For the Years Ended
	December 29,	December 30,	December 25,
	2021	2020	2019
Weighted-average shares outstanding—basic	35,973,892	35,193,325	36,739,209
Dilutive effect of stock options and restricted shares	472,864	603,081	702,294
Weighted-average shares outstanding—diluted	36,446,756	35,796,406	37,441,503

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery. The Diep action is also purportedly brought on behalf of Holdings, names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.

On March 17, 2017, the Delaware court granted in part, and denied in part, the motion to stay the Diep action. The court denied defendants’ motion to dismiss the complaint for failure to state a claim. On January 17, 2018, the court entered an order granting the parties’ stipulation staying all proceedings in the Diep action for five months or until the completion of an investigation of the allegations in the action by a special litigation committee of the Holdings board of directors (the “SLC”). On September 25, 2020, after concluding its investigation, the SLC filed a motion to dismiss the Diep action and filed its investigative report under seal as an exhibit to the motion to dismiss.

On May 21, 2021, while the SLC’s motion to dismiss the Diep action was pending, the Company filed a notice of proposed partial settlement of the Diep action with respect to defendants Kay Bogeajis, Laurance Roberts, Stephen J. Sather, Edward J. Valle, Douglas K. Ammerman, and Samuel N. Borgese (collectively, the “Settling Defendants”). Defendant Trimaran Pollo Partners, LLC (“Trimaran”) was not a party to the settlement. The court approved the settlement of $625,000, less Plaintiffs’ fees of $156,250, on September 10, 2021, and dismissed all claims brought, or that could have been brought, against Settling Defendants. In connection with this settlement, the Company received $469,000 in insurance proceeds, which was recorded within general and administrative expenses in the Company’s statement of income for the year ended December 29, 2021.

On July 30, 2021, the court granted the SLC’s motion to dismiss with respect to the claims asserted against remaining defendant Trimaran. On October 4, 2021, Plaintiffs filed a notice of appeal of the court’s granting of the motion to dismiss against defendant Trimaran. Plaintiff filed its opening brief on December 6, 2021. SLC filed its answering brief on December 20, 2021 and the public version of the brief was filed on January 7, 2022. Plaintiffs filed the reply brief on January 4, 2022. The hearing on the appeal is scheduled for March 30, 2022.

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

During fiscal 2020, the Company reached an agreement with the Plaintiffs to resolve the lawsuit for a payment by the Company of $2.5 million, which was recorded within operating expenses in the Company’s statement of income for the fiscal year ended December 30, 2020. Additionally, during fiscal 2020, the matter was formally resolved. On September 2, 2020, the California Court of Appeals entered an order, following a motion for stipulated reversal of the trial court’s judgment jointly filed by the parties, reversing the trial court’s judgment in the case and instructing the trial court to dismiss the matter with prejudice. On September 10, 2020, the trial court entered an order reversing its judgment and dismissing the case with prejudice. The settlement payment of $2.5 million has been made in the third quarter of 2020.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2024.

At December 29, 2021, the Company’s total estimated commitment to purchase chicken was $38.7 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of December 29, 2021, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.6 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 29, 2021 was $2.4 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases. During fiscal 2020, due to the current uncertainty related to the COVID-19 pandemic and the impact it has had on the ability of the Company’s franchisees to make their lease payments, the Company recorded a $0.1 million liability in the Company’s consolidated financial statements related to these contingent liabilities. During fiscal 2021, the Company reversed the initially recorded liability of $0.1 million due to the Company’s franchisees continuing to make their lease payments without any delays.

Employment Agreements

As of December 29, 2021, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

14. RELATED PARTY TRANSACTIONS

LLC owns approximately 45.8% of the Company’s outstanding common stock as of December 29, 2021. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s certificate of incorporation or by-laws, and the Company’s winding up and dissolution. So long as LLC maintains at least 40% ownership, (i) any member of the board of directors may be removed at any time without cause by affirmative vote of a majority of the Company’s common stock, and (ii) stockholders representing 40% or greater ownership may cause special stockholder meetings to be called.

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

Disaggregated revenue

The following table presents the Company’s revenues for the years ended December 29, 2021, December 30, 2020 and December 25, 2019 disaggregated by revenue source and market (in thousands):

	December 29,	December 30,	December 25,
	2021	2020	2019
Core Market(1):
Company-operated restaurant revenue	$371,067	$346,662	$351,624
Franchise revenue	16,062	14,216	14,918
Franchise advertising fee revenue	12,017	10,632	11,049
Total core market	$399,146	$371,510	$377,591
Non-Core Market(2):
Company-operated restaurant revenue	$23,666	$27,402	$39,488
Franchise revenue	17,667	15,202	13,901
Franchise advertising fee revenue	13,884	11,973	11,350
Total non-core market	$55,217	$54,577	$64,739
Total revenue	$454,363	$426,087	$442,330
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s Initial Public Offering ("IPO") on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market for the years ended December 29, 2021, December 30, 2020 and December 25, 2019:

	December 29, 2021	December 30, 2020	December 25, 2019
Greater Los Angeles area market	70.9%	71.3%	70.5%
Other markets	29.1%	28.7%	29.5%
Total	100%	100%	100%

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances

The following table provides information about the change in the franchise contract liability balances during the year ended December 29, 2021 and December 30, 2020 (in thousands):

December 25, 2019	$6,317
Revenue recognized - beginning balance	(1,082)
Additional contract liability	398
Revenue recognized - additional contract liability	(5)
December 30, 2020	$5,628
Revenue recognized - beginning balance	(680)
Additional contract liability	1,380
December 29, 2021	$6,328

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

For the year ended December 29, 2021, there was an increase to the contract liability balance due to the Company’s completion of the sale of eight company-operated restaurants within the Sacramento area to an existing franchisee. This resulted in an additional contract liability of $0.7 million, relating to allocation of the transaction price to various performance obligations under the applicable contracts of the sale.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 29, 2021:

Franchise revenues:
2022	$641
2023	569
2024	477
2025	433
2026	410
Thereafter	3,798
Total	$6,328

Changes in the loyalty rewards program liability included in other within other accrued expenses and current liabilities on the consolidated balance sheets were as follows (in thousands):

	December 29,	December 30,	December 25,
	2021	2020	2019
Loyalty rewards liability, beginning balance	$900	$1,084	$1,048
Revenue deferred	2,677	2,463	2,395
Revenue recognized	(2,890)	(2,647)	(2,359)
Loyalty rewards liability, ending balance	$687	$900	$1,084

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of December 29, 2021 to be recognized within one year.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the consolidated balance sheets was as follows (in thousands):

	December 29,	December 30,
	2021	2020
Gift card liability	$4,622	$4,008

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	December 29,	December 30,	December 25,
	2021	2020	2019
Revenue recognized from gift card liability balance at the beginning of the year	$1,218	$1,028	$871

Contract Costs

The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15 (e) of the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2021.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2021 based on the criteria in Internal Control — Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2021 based on the criteria established in the 2013 Framework.

The effectiveness of our internal control over financial reporting as of December 29, 2021 has been audited by BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 29, 2021 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on Internal Control over Financial Reporting

We have audited El Pollo Loco Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 29, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 29, 2021 and December 30, 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2021, and the related notes and our report dated March 11, 2022, expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Costa Mesa, California

March 11, 2022

ITEM 9B.OTHER INFORMATION

As previously disclosed, Laurance Roberts was appointed Interim Chief Executive Officer of the Company, effective October 15, 2021. On March 8, 2022, our Board of Directors appointed Mr. Roberts as Chief Executive Officer, President and a Class III director on the Board of Directors of the Company, effective March 9, 2022 (the “Effective Date”). Mr. Roberts will continue to serve as the Company’s interim Chief Financial Officer and as its principal executive officer, principal accounting officer and principal financial officer. Biographical information regarding Mr. Roberts is contained in our definitive proxy statement filed with the SEC on April 29, 2021, which information is incorporated by reference into this Item 9B.

In connection with Mr. Roberts’ appointment as our Chief Executive Officer President, and a member of the Board of Directors, we entered into an employment agreement with Mr. Roberts on March 9, 2022 (the “Employment Agreement”). Pursuant to the Employment Agreement, the term of Mr. Roberts’ employment as Chief Executive Officer and President will end on the 12th month anniversary of the Effective Date and on such date and on each subsequent anniversary of such time, the term shall, without further action by Mr. Roberts or the Company, be extended by an additional one-year period, subject to earlier termination as provided in the Employment Agreement. Mr. Roberts’ annual base salary will increase to $600,000 and his target annual bonus will be 100% of his base salary during his tenure as Chief Executive Officer. In addition, pursuant to the Employment Agreement and at the discretion of our Board of Directors, during the term of the Employment Agreement, starting in April 2022, Mr. Roberts will be eligible to receive an annual discretionary equity grant, with the amount and terms thereof determined by the Board of Directors.

During the term of the Employment Agreement, Mr. Roberts will be entitled to employee benefits on the same basis as those generally available to other senior executives. Mr. Roberts will also be entitled to at least four weeks of vacation per year and an automobile allowance substantially similar to that provided to other similarly situated senior executives.

The Employment Agreement provides that in the event that Mr. Roberts’ employment is terminated due to death or disability he will be entitled to a prorated annual bonus for the year of termination based on actual performance. The Employment Agreement also provides that in the event that Mr. Roberts’ employment is terminated without cause or for good reason, then he will be entitled to receive a prorated annual bonus for the year of termination based on actual performance and continuation of payment of base salary for twelve months, subject, in each case, to the execution of a general release and compliance with applicable restrictive covenants.

The Employment Agreement contains a perpetual confidentiality covenant, a one-year post-termination non-interference covenant applicable to the Company’s relationships with suppliers, customers and partners and a one-year post-termination non-solicitation covenant applicable to Company employees.

The foregoing description of the Employment Agreement is qualified in its entirety by reference to the full text of the Employment Agreement, which is filed as Exhibit 10.32 to this Annual Report on Form 10-K and is incorporated herein by reference.

There are no arrangements or understandings between Mr. Roberts and any other persons pursuant to which he was selected as our Chief Executive Officer, President and a member of our Board of Directors. There are also no family relationships between Mr. Roberts and any director or executive officer of the Company and Mr. Roberts has no direct or indirect material interest in any related party transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2021 fiscal year. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. The current version of the Code of Business Conduct and Ethics is available on our website under the Corporate Governance section at www.elpolloloco.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.elpolloloco.com.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2021 fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2021 fiscal year.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2021 fiscal year.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2021 fiscal year.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556
3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556
4.1	Description of El Pollo Loco Holdings, Inc. Capital Stock		10-K	12/25/2019	4.1	3/6/2020	001-36556
10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	9/24/2014	10.1	11/7/2014	001-36556
10.2	Credit Agreement, dated as of December 11, 2014, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., and EPL Intermediate, Inc., as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, the lenders party thereto, and the other parties thereto		8-K	N/A	10.1	12/16/2014	001-36556
10.3	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	8/22/2014	001-36556
10.4	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	8/22/2014	001-36556

10.5	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.	S-1/A	N/A	10.14	7/14/2014	333-197001
10.6	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein	S-1	N/A	10.3	6/24/2014	333-197001
10.7	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.	S-1	N/A	10.4	6/24/2014	333-197001
10.8	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.	S-1	N/A	10.5	6/24/2014	333-197001
10.9	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006	S-1	N/A	10.6	6/24/2014	333-197001
10.10	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007	S-1	N/A	10.7	6/24/2014	333-197001
10.11	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008	S-1	N/A	10.8	6/24/2014	333-197001
10.12	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011	S-1	N/A	10.9	6/24/2014	333-197001
10.13	Form of Franchise Agreement	S-1	N/A	10.12	6/24/2014	333-197001
10.14*	Form of Franchise Development Agreement	S-1	N/A	10.13	6/24/2014	333-197001
10.15	Form of Franchise Agreement (2019)	10-K	12/25/2019	10.15	3/6/2020	001-36556

10.16	Form of Franchise Development Agreement (2019)		10-K	12/25/2019	10.16	3/6/2020	001-36556
10.17	Form of Franchise Agreement (2021)	X
10.18	Form of Franchise Development Agreement (2021)	X
10.19*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers		S-1/A	N/A	10.27	7/22/2014	333-197001
10.20*	2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.22	7/22/2014	333-197001
10.21*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.25	7/22/2014	333-197001
10.22*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.26	7/22/2014	333-197001
10.23*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)		10-Q	6/29/2016	10.27	8/5/2016	001-36556
10.24*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		10-Q	9/28/2016	10.28	11/4/2016	001-36556
10.25*	2018 Omnibus Equity Incentive Plan		S-8	N/A	4.3	8/6/2018	333-226621
10.26*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.24	3/6/2020	001-36556
10.27*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan (Non-Employee Directors)		10-K	12/25/2019	10.25	3/6/2020	001-36556
10.28*	Form of Restricted Stock Unit Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.26	3/6/2020	001-36556
10.29*	Form of Stock Option Awards Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.27	3/6/2020	001-36556
10.30*	El Pollo Loco Holdings, Inc. Equity Incentive Plan		8-K	N/A	10.1	6/14/2021	001-36556
10.31*	Form of Stock Option Awards Agreement under 2021 Equity Incentive Plan	X
10.32*	Form of Restricted Share Agreement under 2021 Equity Incentive Plan	X

10.33*	Form of Restricted Stock Agreement under 2021 Equity Incentive Plan (Non-Employee Directors)	X
10.34*	El Pollo Loco Holdings, Inc. Equity Incentive Plan		8-K	N/A	10.1	6/14/2021	001-36556
10.35*	Employment Agreement between Bernard Acoca and El Pollo Loco, Inc.		10-K	12/27/2017	10.29	3/9/2018	001-36556
10.36*	Release and Consulting Agreement, dated October 14, 2021, between El Pollo Loco, Inc. and Bernard Acoca		8-K	N/A	10.2	10/15/2021	001-36556
10.37*	Employment Agreement, dated March 9, 2022, between El Pollo Loco, Inc. and Laurance Roberts	X
10.38*	Employment Agreement between Miguel Lozano and El Pollo Loco, Inc.		10-Q	3/27/2019	10.31	5/3/2019	001-36556
10.39*	Form of Restricted Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.4	5/8/2018	333-224730
10.40*	Form of Performance Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.5	5/8/2018	333-224730
21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Laurance Roberts
Laurance Roberts
Chief Executive Officer, President and Interim Chief Financial Officer
Date:	March 11, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurance Roberts	Chief Executive Officer, President, Interim Chief Financial Officer and Director (principal executive officer; principal financial and accounting officer)	March 11, 2022
Laurance Roberts

/s/ Michael G. Maselli	Chairman and Director	March 11, 2022
Michael G. Maselli

/s/ Dean C. Kehler	Director	March 11, 2022
Dean C. Kehler

/s/ John M. Roth	Director	March 11, 2022
John M. Roth

/s/ Douglas J. Babb	Director	March 11, 2022
Douglas J. Babb

/s/ Samuel N. Borgese	Director	March 11, 2022
Samuel N. Borgese

/s/ Mark Buller	Director	March 11, 2022
Mark Buller

/s/ William R. Floyd	Director	March 11, 2022
William R. Floyd

/s/ Nancy Faginas-Cody	Director	March 11, 2022
Nancy Faginas-Cody

/s/ Deborah Gonzalez	Director	March 11, 2022
Deborah Gonzalez
/s/ Carol Lynton	Director	March 11, 2022
Carol Lynton