Form 10-Q
period 2022-03-30
El Pollo Loco Holdings, Inc.
filed 2022-05-06
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2022

or

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

As of April 29, 2022, there were 36,752,491 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 30,	December 29,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$25,451	$30,046
Accounts and other receivables, net	14,052	13,407
Inventories	2,363	2,318
Prepaid expenses and other current assets	4,599	3,732
Total current assets	46,465	49,503
Property and equipment, net	76,170	75,668
Property and equipment held under finance lease, net	1,631	1,635
Property and equipment held under operating leases, net ("ROU asset")	169,671	171,981
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	2,454	2,245
Other assets	2,487	2,192
Total assets	$609,440	$613,786
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$138	$143
Current portion of obligations under operating leases	20,052	19,959
Accounts payable	10,233	10,626
Accrued salaries and vacation	6,237	11,539
Accrued insurance	11,589	11,193
Accrued income taxes payable	2,827	889
Current portion of income tax receivable agreement payable	440	437
Other accrued expenses and current liabilities	19,505	19,796
Total current liabilities	71,021	74,582
Revolver loan	40,000	40,000
Obligations under finance leases, net of current portion	1,708	1,712
Obligations under operating leases, net of current portion	169,401	171,651
Deferred taxes	4,823	5,464
Income tax receivable agreement payable, net of current portion	969	1,101
Other noncurrent liabilities	5,912	8,653
Total liabilities	293,834	303,163
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 36,743,496 and 36,601,648 shares issued and outstanding as March 30, 2022 and December 29, 2021, respectively	366	365
Additional paid-in-capital	345,296	342,941
Accumulated deficit	(30,278)	(32,393)
Accumulated other comprehensive income (loss)	222	(290)
Total stockholders’ equity	315,606	310,623
Total liabilities and stockholders’ equity	$609,440	$613,786

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 30, 2022	March 31, 2021
Revenue
Company-operated restaurant revenue	$93,957	$94,161
Franchise revenue	9,255	7,612
Franchise advertising fee revenue	6,836	5,948
Total revenue	110,048	107,721
Cost of operations
Food and paper cost	27,732	24,391
Labor and related expenses	32,672	30,732
Occupancy and other operating expenses	23,845	23,844
Company restaurant expenses	84,249	78,967
General and administrative expenses	9,954	10,474
Franchise expenses	8,731	7,751
Depreciation and amortization	3,597	3,938
Loss on disposal of assets	66	26
Impairment and closed-store reserves	131	564
Total expenses	106,728	101,720
Income from operations	3,320	6,001
Interest expense, net	430	517
Income tax receivable agreement income	(130)	(77)
Income before provision for income taxes	3,020	5,561
Provision for income taxes	905	1,597
Net income	$2,115	$3,964
Net income per share
Basic	$0.06	$0.11
Diluted	$0.06	$0.11
Weighted-average shares used in computing net income per share
Basic	36,225,747	35,795,205
Diluted	36,480,354	36,424,068

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 30, 2022	March 31, 2021
Net income	$2,115	$3,964
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized net gains arising during the period from interest rate swap	584	78
Reclassifications of losses into net income	117	115
Income tax expense	(189)	(52)
Other comprehensive income, net of taxes	512	141
Comprehensive income	$2,627	$4,105

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Thirteen Weeks Ended March 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 29, 2021	36,601,648	$365	$342,941	$(32,393)	$(290)	$310,623
Stock-based compensation	—	—	826	—	—	826
Issuance of common stock upon exercise of stock options	141,848	1	1,529	—	—	1,530
Other comprehensive income, net of tax	—	—	—	—	512	512
Net income	—	—	—	2,115	—	2,115
Balance, March 30, 2022	36,743,496	$366	$345,296	$(30,278)	$222	$315,606

	Thirteen Weeks Ended March 31, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 30, 2020	36,423,505	$364	$339,561	$(61,514)	$(833)	$277,578
Stock-based compensation	—	—	853	—	—	853
Issuance of common stock upon exercise of stock options	61,419	1	325	—	—	326
Forfeiture of common stock related to restricted shares	(6,241)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	141	141
Net income	—	—	—	3,964	—	3,964
Balance, March 31, 2021	36,478,683	$365	$340,739	$(57,550)	$(692)	$282,862

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 30, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$2,115	$3,964
Adjustments to reconcile net income to net cash flows (used in) provided by operating activities:
Depreciation and amortization	3,597	3,938
Stock-based compensation expense	826	853
Income tax receivable agreement income	(130)	(77)
Loss on disposal of assets	66	26
Impairment of property and equipment	89	303
Amortization of deferred financing costs	63	62
Deferred income taxes, net	(1,039)	(310)
Changes in operating assets and liabilities:
Accounts and other receivables	(645)	(1,055)
Inventories	(45)	172
Prepaid expenses and other current assets	(867)	(572)
Income taxes payable	1,938	1,907
Other assets	(357)	(101)
Accounts payable	(846)	2,811
Accrued salaries and vacation	(5,302)	(3,444)
Accrued insurance	396	234
Other accrued expenses and liabilities	(2,164)	(1,313)
Net cash flows (used in) provided by operating activities	(2,305)	7,398
Cash flows from investing activities:
Purchase of property and equipment	(3,772)	(5,257)
Net cash flows used in investing activities	(3,772)	(5,257)
Cash flows from financing activities:
Payments on revolver and swingline loan	—	(9,000)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,530	326
Payment of obligations under finance leases	(48)	(17)
Net cash flows provided by (used in) financing activities	1,482	(8,691)
Decrease in cash and cash equivalents	(4,595)	(6,550)
Cash and cash equivalents, beginning of period	30,046	13,219
Cash and cash equivalents, end of period	$25,451	$6,669

	Thirteen Weeks Ended
	March 30, 2022	March 31, 2021
Supplemental cash flow information
Cash paid during the period for interest	$236	$334
Cash paid during the period for income taxes	$5	$—
Unpaid purchases of property and equipment	$2,725	$1,172

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 30, 2022, the Company operated 188 and franchised 293 El Pollo Loco restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 29, 2021.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2022 and 2021 are both 52-week years, ending on December 28, 2022 and December 29, 2021, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.

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

COVID-19

While all of the Company’s restaurants had dining rooms open as of March 30, 2022, the Company continues to experience staffing challenges, which resulted in reduced operating hours and service channels at some of the Company restaurants and resulted in higher wage inflation, overtime costs and other labor related costs. Further, the Company experienced inflationary pressures due to supply chain disruptions that resulted in increased commodity prices and impacted the Company’s business and results of operations during the thirteen weeks ended March 30, 2022. The Company expects these pressures to continue during the rest of fiscal 2022. During the thirteen weeks ended March 30, 2022, the Company incurred $2.3 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During the thirteen weeks ended March 31, 2021, the Company incurred $2.8 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate impact that the COVID-19 pandemic will have on the Company’s condensed consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on the Company’s condensed consolidated financial condition, liquidity, and future results of operations is uncertain.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At March 30, 2022, the Company’s total debt was $40.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $25.5 million at March 30, 2022 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance and liquidity could be further impacted and could impact the Company’s ability to meet certain covenants required in its 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Recently Adopted Accounting Pronouncements

None.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier to whom amounts due totaled 20.6% and 26.1% of the Company’s accounts payable at March 30, 2022 and December 29, 2021, respectively. Purchases from the Company’s largest supplier totaled 29.7% of total expenses for the thirteen weeks ended March 30, 2022, and 25.5% of total expenses for the thirteen weeks ended March 31, 2021.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.8% of total revenue for the thirteen weeks ended March 30, 2022, and 70.1% thirteen weeks ended March 31, 2021.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen weeks ended March 30, 2022. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 30, 2022. The ultimate severity and longevity of the COVID-19 pandemic is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

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

During fiscal 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company’s counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for the Company’s credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. See Note 4, “Long-Term Debt” for further discussion regarding the Company’s interest rate swap.

The following table presents fair value for the interest rate swap at March 30, 2022 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other assets - Interest rate swap	$307	$—	$307	$—

The following table presents fair value for the interest rate swap at December 29, 2021 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$396	$—	$396	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen weeks ended March 30, 2022, reflecting certain property and equipment assets and right-of-use (“ROU”) assets for which an impairment loss was recognized during the corresponding periods, as discussed under Note 2, “Property and Equipment” and immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$89

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen weeks ended March 31, 2021, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$240
Certain ROU assets, net	$1,147	$—	$—	$1,147	$63

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume for the last twelve months is less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen weeks ended March 30, 2022 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.1 million for the thirteen weeks ended March 30, 2022, primarily related to the long-lived assets of one restaurant in California.

The Company recorded a non-cash impairment charge of $0.3 million for the thirteen weeks ended March 31, 2021, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019 and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During the thirteen weeks ended March 30, 2022, the Company recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen weeks ended March 31, 2021, the Company recognized $0.3 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of March 30, 2022, the counterparty to the Company’s interest rate swap has performed in accordance with its contractual obligation.

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

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50 percent. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s condensed consolidated financial position, results of operations, and cash flows.

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 30, 2022 or at December 29, 2021. The Company did not recognize interest or penalties during the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 30, 2022, the Company recorded income tax receivable agreement income of $0.1 million, and for the thirteen weeks ended March 31, 2021, the Company recorded income tax receivable agreement income of less than $0.1 million, in each case, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law as a stimulus package, and contained several tax provisions, including a correction of a previous drafting error related to quality improvement property and immediate refundability of all remaining alternative minimum tax credits. The new provisions did not have a material impact on the Company’s condensed consolidated financial statements.

The CARES Act also provides for the deferral of employer Social Security taxes that are otherwise owed for wage payment and the creation of refundable employee retention credits. The total amount deferred as of December 30, 2020 was $4.9 million, of which 50% was paid at the end of 2021 and another 50% is due by December 31, 2022.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 30, 2022	December 29, 2021
Land	$12,323	$12,323
Buildings and improvements	146,647	144,631
Other property and equipment	79,006	78,383
Construction in progress	5,218	5,333
	243,194	240,670
Less: accumulated depreciation and amortization	(167,024)	(165,002)
	$76,170	$75,668

Depreciation expense was $3.6 million and $3.9 million for the thirteen weeks ended March 30, 2022 and March 31, 2021, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.1 million for the thirteen weeks ended March 30, 2022, primarily related to the carrying value of the long-lived assets of one restaurant in California.

During the thirteen weeks ended March 31, 2021, the Company recorded non-cash impairment charges of $0.2 million, primarily related to the carrying value of the long-lived assets of three restaurants in California. Depending on the severity and longevity of the COVID-19 pandemic, the Company’s financial performance could be further impacted and it is possible that material impairments could be identified in future periods. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

At March 30, 2022, options to purchase 836,230 shares of common stock were outstanding, including 557,322 vested and 278,908 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At March 30, 2022, 212,196 premium options, which are options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of March 30, 2022 and changes during the thirteen weeks ended March 30, 2022 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 29, 2021	978,078	$11.45
Exercised	(141,848)	$10.79
Outstanding - March 30, 2022	836,230	$11.56	5.04	$1,413
Vested and expected to vest at March 30, 2022	832,975	$11.54	5.02	$1,413
Exercisable at March 30, 2022	557,322	$9.82	3.46	$1,381

At March 30, 2022, the Company had total unrecognized compensation expense of $1.2 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.73 years.

A summary of restricted share activity as of March 30, 2022 and changes during the thirteen weeks ended March 30, 2022 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 29, 2021	495,780	$13.92
Unvested shares at March 30, 2022	495,780	$13.92

At March 30, 2022, the Company had unrecognized compensation expense of $4.7 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.31 years.

Total stock-based compensation expense was 0.8 million for the thirteen weeks ended March 30, 2022, and $0.9 million for the thirteen weeks ended March 31, 2021.

4. LONG-TERM DEBT

The Company, as a guarantor, is a party to a credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, Intermediate, as a guarantor, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by Holdings and Intermediate. The obligations of Holdings, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.35% to 1.70% for the thirteen weeks ended March 30, 2022, and 1.36% to 1.65% for the thirteen weeks ended March 31, 2021.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of March 30, 2022.

At March 30, 2022, $10.0 million of letters of credit and $40.0 million in borrowings under the 2018 Revolver were outstanding. The Company had $100.0 million in borrowing availability under the 2018 Revolver at March 30, 2022.

Maturities

No amounts were paid on the 2018 Revolver during the thirteen weeks ended March 30, 2022. During the thirteen weeks ended March 31, 2021, the Company paid down $9.0 million on the 2018 Revolver. There are no required principal payments prior to maturity for the 2018 Revolver.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap was to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments was converted to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the thirteen weeks ended March 30, 2022. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive (loss) income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.

For the thirteen weeks ended March 30, 2022, the swap was a highly effective cash flow hedge.

As of March 30, 2022, the estimated net gain included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.5 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the condensed consolidated balance sheets (in thousands):

	March 30, 2022		December 29, 2021
	Notional	Fair value	Notional	Fair value
Other assets - Interest rate swap	$40,000	$307	—	—
Other liabilities - Interest rate swap	$—	$—	$40,000	$396

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	March 30, 2022	March 31, 2021
Interest expense on hedged portion of debt	$143	$200
Interest expense on interest rate swap	117	78
Interest expense on debt and derivatives, net	$260	$278

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen weeks ended March 30, 2022 and March 31, 2021 (in thousands):

			Gain (Loss) Reclassified from
	Net Gain (Loss) Recognized in OCI		AOCI into Interest expense
	March 30, 2022	March 31, 2021	March 30, 2022	March 31, 2021
Interest rate swap	$584	$78	$117	$115

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	March 30, 2022	December 29, 2021
Accrued sales and property taxes	$5,159	$4,726
Gift card liability	4,039	4,622
Loyalty rewards program liability	599	687
Accrued advertising	2,195	3,635
Accrued legal settlements and professional fees	857	771
Deferred franchise and development fees	643	637
Other	6,013	4,718
Total other accrued expenses and current liabilities	$19,505	$19,796

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	March 30, 2022	December 29, 2021
Deferred franchise and development fees	$5,783	$5,691
Derivative liability	—	396
Employer social security tax deferral	—	2,426
Other	129	140
Total other noncurrent liabilities	$5,912	$8,653

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

On July 30, 2021, the court granted the SLC’s motion to dismiss with respect to the claims asserted against remaining defendant Trimaran. On October 4, 2021, Plaintiffs filed a notice of appeal of the court’s granting of the motion to dismiss against defendant Trimaran. Plaintiff filed its opening brief on December 6, 2021. SLC filed its answering brief on December 20, 2021 and the public version of the brief was filed on January 7, 2022. Plaintiffs filed the reply brief on January 4, 2022. The hearing on the appeal took place on March 30, 2022, and the parties are awaiting a ruling.

The Company is also involved in various other claims such as wage and hour and other legal actions that arise in the ordinary course of business. The outcomes of these actions are not predictable but the Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect its business, condensed consolidated financial condition, results of operations, and cash flows.

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

At March 30, 2022, the Company’s total estimated commitment to purchase chicken was $30.4 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of March 30, 2022, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.6 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 30, 2022 was $2.3 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of March 30, 2022, the Company had employment agreements with two of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 30, 2022 and March 31, 2021. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended
	March 30, 2022	March 31, 2021
Numerator:
Net income	$2,115	$3,964
Denominator:
Weighted-average shares outstanding—basic	36,225,747	35,795,205
Weighted-average shares outstanding—diluted	36,480,354	36,424,068
Net income per share—basic	$0.06	$0.11
Net income per share—diluted	$0.06	$0.11
Anti-dilutive securities not considered in diluted EPS calculation	305,632	—

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended
	March 30, 2022	March 31, 2021
Weighted-average shares outstanding—basic	36,225,747	35,795,205
Dilutive effect of stock options and restricted shares	254,607	628,863
Weighted-average shares outstanding—diluted	36,480,354	36,424,068

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 45.6% of the Company’s outstanding common stock as of March 30, 2022. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s amended and restated certificate of incorporation or amended and restated by-laws, and the Company’s winding up and dissolution. The Company’s amended and restated certificate of incorporation provides that (i) so long as LLC beneficially owns, directly or indirectly, more than 40% of the Company’s common stock, any member of the Board of Directors or the entire Board of Directors may be removed from office at any time with or without cause by the affirmative vote of a majority of the Company’s common stock, and (ii) prior to the date the LLC ceases to beneficially own, directly or indirectly, 40% or more of the Company’s common stock, stockholders representing at least 40% of the Company’s common stock may call a special meeting of the Company’s stockholders.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and 50 points can be redeemed for a $5 reward to be used for a future purchase. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of March 30, 2022 and December 29, 2021, the revenue allocated to loyalty points that have not been redeemed was $0.6 million and $0.7 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of March 30, 2022, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by revenue source and market (in thousands):

	March 30,	March 31,
	2022	2021
Core Market(1):
Company-operated restaurant revenue	$89,627	$87,224
Franchise revenue	4,350	3,687
Franchise advertising fee revenue	3,198	2,776
Total core market	$97,175	$93,687
Non-Core Market(2):
Company-operated restaurant revenue	$4,330	$6,937
Franchise revenue	4,905	3,925
Franchise advertising fee revenue	3,638	3,172
Total non-core market	$12,873	$14,034
Total revenue	$110,048	$107,721

(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s IPO on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market:

	March 30, 2022	March 31, 2021
Greater Los Angeles area market	70.8%	70.1%
Other markets	29.2%	29.9%
Total	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirteen weeks ended March 30, 2022 and March 31, 2021 (in thousands):

December 29, 2021	$6,328
Revenue recognized - beginning balance	(167)
Additional contract liability	265
March 30, 2022	$6,426

December 30, 2020	$5,628
Revenue recognized - beginning balance	(163)
Additional contract liability	177
March 31, 2021	$5,642

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of March 30, 2022 (in thousands):

Franchise revenues:
2022	$489
2023	589
2024	497
2025	452
2026	430
Thereafter	3,969
Total	$6,426

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	March 30,	December 29,
	2022	2021
Loyalty rewards liability, beginning balance	$687	$900
Revenue deferred	623	2,677
Revenue recognized	(711)	(2,890)
Loyalty rewards liability, ending balance	$599	$687

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of March 30, 2022 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	March 30,	December 29,
	2022	2021
Gift card liability	$4,039	$4,622

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	March 30,	March 31,
	2022	2021
Revenue recognized from gift card liability balance at the beginning of the year	$419	$403

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

As of March 30, 2022, the Company had three leases that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has two facilities and ten equipment leases that are classified as finance leases.

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

During the thirteen weeks ended March 30, 2022, the Company reassessed the lease terms on four restaurants due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $2.5 million of ROU asset and lease liabilities for the thirteen weeks ended March 30, 2022, were recognized and will be amortized over the new lease term. During the thirteen weeks ended March 31, 2021, the Company reassessed the lease terms on seven restaurants due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $4.7 million of ROU asset and lease liabilities for the thirteen weeks ended March 31, 2021, which were recognized and will be amortized over the new lease term. The reassessments did not have any impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirteen weeks ended March 30, 2022, the Company did not record any non-cash impairment charges. The Company recorded a less than $0.1 million non-cash impairment charge for the thirteen weeks ended March 31, 2021 related to one restaurant closed in 2019. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	March 30, 2022			March 31, 2021
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$18	$—	$18	$20	$—	$20
Interest on lease liabilities	12	1	13	15	—	15
Operating lease cost	6,564	263	6,827	6,814	301	7,115
Short-term lease cost	—	4	4	—	5	5
Variable lease cost	136	117	253	122	107	229
Sublease income	(1,128)	—	(1,128)	(796)	—	(796)
Total lease cost	$5,602	$385	$5,987	$6,175	$413	$6,588

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	March 30, 2022	March 31, 2021
Lease cost – Occupancy and other operating expenses	$5,829	$6,231
Lease cost – General & administrative	105	116
Lease cost – Depreciation and amortization	18	20
Lease cost – Interest expense	13	15
Lease cost - Closed-store reserve	22	206
Total lease cost	$5,987	$6,588

During the thirteen weeks ended March 30, 2022 and March 31, 2021, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	March 30, 2022			March 31, 2021
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,743	$250	$6,993	$5,377	$296	$5,673
Financing cash flows used for finance leases	$35	$13	$48	$10	$7	$17

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$2,508	$—	$2,508	$4,749	$—	$4,749
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$28	$28	$—	$196	$196
Derecognition of ROU assets due to terminations, impairment or modifications	$—	$(13)	$(13)	$(63)	$(39)	$(102)

Other Information
Weighted-average remaining years in lease term—finance leases	18.30	3.93		18.84	4.77
Weighted-average remaining years in lease term—operating leases	11.22	1.23		11.38	2.09
Weighted-average discount rate—finance leases	2.72%	1.53%		2.51%	1.54%
Weighted-average discount rate—operating leases	4.42%	3.87%		4.35%	3.92%

Information regarding the Company’s minimum future lease obligations as of March 30, 2022 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 28, 2022	$145	$21,051	$2,673
December 27, 2023	151	26,308	3,571
December 25, 2024	151	24,208	3,456
December 31, 2025	147	21,968	3,106
December 30, 2026	114	19,741	2,789
Thereafter	1,583	130,202	23,165
Total	$2,291	$243,478	$38,760
Less: imputed interest (1.53% - 4.42%)	(445)	(54,025)
Present value of lease obligations	1,846	189,453
Less: current maturities	(138)	(20,052)
Noncurrent portion	$1,708	$169,401

Short-Term Leases

The Company has multiple short-term leases, which have terms of less than 12 months, and thus were excluded from the recognition requirements of Topic 842. The Company has recognized these lease payments in its condensed consolidated statements of income on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments was incurred.

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended March 30, 2022 and March 31, 2021.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	the impacts of the COVID-19 pandemic on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to maintain operations in their individual restaurants;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	vulnerability to changes in consumer preferences and political and economic conditions;
●	our ability to attract, develop and retain employees;
●	vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness, particularly avian flu;
●	dependence on frequent and timely deliveries of food and supplies and our dependence on a single supplier to distribute substantially all of our products to our restaurants;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy, and our limited control over our franchisees and potential liability for their acts;
●	potential exposure to unexpected costs and losses from our self-insurance programs;

●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches of confidential customer data or personal information in connection with our electronic process of credit and debit card transactions;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	risks related to government regulation and litigation, including employment and labor laws; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 29, 2021, which filings are available online at www.sec.gov.

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

COVID-19 Impact

While all of our restaurants had dining rooms open as of March 30, 2022, we continue to experience staffing challenges, which resulted in reduced operating hours and service channels at some of our restaurants during the thirteen weeks ended March 30, 2022 and resulted in higher wage inflation, overtime costs and other labor related costs. Further, we experienced inflationary pressures due to supply chain disruptions that resulted in increased commodity prices and impacted our business and results of operations during the thirteen weeks ended March 30, 2022. We expect these pressures to continue during the rest of fiscal 2022. During the thirteen weeks ended March 30, 2022, we incurred $2.3 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During the thirteen ended March 31, 2021, we incurred $2.8 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

Due to the rapid development and fluidity of this situation, we cannot determine the ultimate impact that the COVID-19 pandemic will have on our condensed consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on our condensed consolidated financial condition, liquidity, and future results of operations is uncertain.

Growth Strategies and Outlook

As of March 30, 2022, we had 481 locations in six states. In fiscal 2021, we opened two new company-operated restaurants, one in Nevada and one in California, and our franchisees opened two new restaurants, one in Texas and one in Louisiana. For the thirteen weeks ended March 30, 2022, one new company-operated restaurant was opened in Nevada, and two new franchised restaurants were opened in California.

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	develop a people-first culture;
●	differentiate the brand;
●	simplify operations; and
●	accelerate new restaurant development.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

For the thirteen weeks ended March 30, 2022, system-wide comparable restaurant sales increased by 7.8% from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen weeks ended March 30, 2022 increased by 2.3%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an approximately 6.0% increase in average check size and a decrease in transactions of 3.5%. For franchised restaurants, comparable restaurant sales increased 11.5% for the thirteen weeks ended March 30, 2022. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 30, 2022, were as follows:

	Thirteen Weeks Ended	Fiscal Year Ended
	March 30, 2022	2021	2020	2019
Company-operated restaurant activity:
Beginning of period	189	196	195	213
Openings	1	2	1	2
Restaurant sale to franchisee	—	(8)	—	(16)
Closures	(2)	(1)	—	(4)
Restaurants at end of period	188	189	196	195
Franchised restaurant activity:
Beginning of period	291	283	287	271
Openings	2	2	3	2
Restaurant sale to franchisee	—	8	—	16
Closures	—	(2)	(7)	(2)
Restaurants at end of period	293	291	283	287
System-wide restaurant activity:
Beginning of period	480	479	482	484
Openings	3	4	4	4
Closures	(2)	(3)	(7)	(6)
Restaurants at end of period	481	480	479	482

Restaurant Remodeling

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of March 30, 2022 we have completed 12 company-operated restaurant remodels and three franchise remodels using the new asset design. In fiscal 2022, we plan to continue our standard practices for remodels, which includes completing a total of 10-15 company and 20-30 franchise remodels using the new design. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

Loco Rewards

Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more often each month. Customers earn points for each dollar spent and 50 points can be redeemed for a $5 reward to be used for a future purchase. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point’s terms.

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of March 30, 2022 and December 29, 2021, the revenue allocated to loyalty points that had not been redeemed was $0.6 million and $0.7 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 2.9 million loyalty program members as of March 30, 2022.

Critical Accounting Policies and Use of Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under current circumstances in making judgments about the carrying value of assets and liabilities that are not readily available from other sources. We evaluate our estimates on an on-going basis. Actual results may differ from these estimates under different assumptions or conditions.

Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that our critical accounting policies and estimates involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Use of Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 29, 2021.

There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K for the year ended December 29, 2021.

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

Occupancy Costs and Other Operating Expenses

Occupancy costs include rent, common area maintenance (“CAM”), and real estate taxes. Other restaurant operating expenses include the costs of utilities, advertising, credit card processing fees, restaurant supplies, repairs and maintenance, and other restaurant operating costs.

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

Impairment and Closed-Store Reserves

We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values and record an impairment charge when appropriate. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset’s carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.

When we close a restaurant, we will evaluate the right of use (“ROU”) asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense, in addition to property tax and CAM charges for closed restaurants.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized at cost over the life of the related debt.

Provision for Income Taxes

Provision for income taxes consists of federal and state taxes on our income.

Comparison of Results of Operations

Our operating results for the thirteen weeks ended March 30, 2022 and March 31, 2021 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, are compared in the tables below.

	Thirteen Weeks Ended
	March 30, 2022		March 31, 2021		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$93,957	85.4	$94,161	87.4	$(204)	(0.2)
Franchise revenue	9,255	8.4	7,612	7.1	1,643	21.6
Franchise advertising fee revenue	6,836	6.2	5,948	5.5	888	14.9
Total revenue	110,048	100.0	107,721	100.0	2,327	2.2
Cost of operations
Food and paper costs (1)	27,732	29.5	24,391	25.9	3,341	13.7
Labor and related expenses (1)	32,672	34.8	30,732	32.6	1,940	6.3
Occupancy and other operating expenses (1)	23,845	25.4	23,844	25.3	1	0.0
Company restaurant expenses (1)	84,249	89.7	78,967	83.9	5,282	6.7
General and administrative expenses	9,954	9.0	10,474	9.7	(520)	(5.0)
Franchise expenses	8,731	7.9	7,751	7.2	980	12.6
Depreciation and amortization	3,597	3.3	3,938	3.7	(341)	(8.7)
Loss on disposal of assets	66	0.1	26	0.0	40	153.8
Impairment and closed-store reserves	131	0.1	564	0.5	(433)	(76.8)
Total expenses	106,728	97.0	101,720	94.4	5,008	4.9
Income from operations	3,320	3.0	6,001	5.6	(2,681)	(44.7)
Interest expense, net of interest income	430	0.4	517	0.5	(87)	(16.8)
Income tax receivable agreement income	(130)	(0.1)	(77)	(0.1)	(53)	68.8
Income before provision for income taxes	3,020	2.7	5,561	5.2	(2,541)	(45.7)
Provision for income taxes	905	0.8	1,597	1.5	(692)	(43.3)
Net income	$2,115	1.9	$3,964	3.7	$(1,849)	(46.6)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue decreased $0.2 million, or 0.2%, from the comparable period in the prior year. The decrease in company-operated restaurant sales was primarily due to a $2.6 million decrease in revenue from the eight company-operated restaurants sold by the Company to an existing franchisee and a $0.5 million decrease in revenue from the closure of three restaurants, in each case, during or subsequent to the first quarter of 2021. In addition, company-operated restaurant revenue was negatively impacted by a $0.3 million decrease in revenue recognized for our loyalty points program.

This restaurant sales decrease was partially offset by an increase in company-operated comparable restaurant revenue of $2.1 million, or 2.3%. The company-operated comparable restaurant sales increase consisted of an approximately 6.0% increase in average check size, partially offset by a 3.5% decrease in transactions. In addition, company-operated restaurant revenue was favorably impacted by $0.7 million of additional sales from restaurants opened during or after the first quarter of 2021 and a $0.4 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during the first quarter of 2021.

Franchise Revenue

For the quarter, franchise revenue increased $1.6 million, or 21.6%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 11.5% and the opening of four restaurants and eight company-operated restaurants sold by the Company to an existing franchisee, in each case, during or subsequent to the first quarter of 2021. This franchise revenue increase was partially offset by the closure of two franchise locations during or subsequent to the first quarter of 2021.

Franchise Advertising Fee Revenue

For the quarter, franchise advertising fee revenue increased $0.9 million, or 14.9%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the quarter fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter, food and paper costs increased $3.3 million, or 13.7%, from the comparable period in the prior year, primarily due to a $2.5 million increase in food costs and a $0.8 million increase in paper costs. The increase in food and paper costs for the quarter resulted primarily from sales mix and commodity inflation, partially offset by lower transactions. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 29.5%, up from 25.9% in the comparable period of the prior year primarily due to commodity inflation and an investment in new elevated packaging, partially offset by an increase in pricing.

Labor and Related Expenses

For the quarter, labor and related expenses increased $1.9 million, or 6.3%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $1.9 million increase primarily related to minimum wage increases in California during fiscal 2022 and other labor wage increases as a result of competitive pressures, a $0.6 million increase in overtime, a $0.6 million increase in medical and workers compensation expense due to higher claims activity and $0.4 million increase in other labor related expenses.

The increase in labor and related expenses was partially offset by a $1.0 million reduction in labor related to the eight locations sold to an existing franchisee during the prior year and a $0.6 million decrease related to the 3.5% decrease in year-over-year sales transactions.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 34.8%, up from 32.6% in the comparable period in the prior year due to the cost increases highlighted above, partially offset by the higher prices.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses were consistent with the comparable period of the prior year. For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.4% which is consistent with the comparable period in the prior year.

General and Administrative Expenses

For the quarter, general and administrative expenses decreased $0.5 million, or 5.0%, from the comparable period in the prior year. The decrease for the quarter was due to a $0.3 million decrease in legal and professional expenses and a $0.5 million decrease in labor related costs, primarily related to a decrease in estimated management bonus expense. This general and administrative expenses decrease was partially offset by a $0.3 million increase in other general and administrative expenses.

For the quarter, general and administrative expenses as a percentage of total revenue were 9.0%, down from 9.7% in the comparable period of the prior year. The percentage decrease for the quarterly period resulted from higher revenue and the lower expenses noted above.

Impairment and Closed-Store Reserves

During the thirteen weeks ended March 30, 2022, we recorded non-cash impairment charges of $0.1 million, primarily related to the long-lived assets of one restaurant in California. During the thirteen weeks ended March 31, 2021, we recorded non-cash impairment charges of $0.3 million, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019 and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen weeks ended March 30, 2022, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen weeks ended March 31, 2021, we recognized $0.3 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter, interest expense, net, decreased $0.1 million from the comparable period in the prior year. The decrease is primarily related to lower interest rates and lower outstanding balances on our 2018 Revolver (as defined below).

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 30, 2022, we recorded income tax receivable agreement income of $0.1 million, and for the thirteen weeks ended March 31, 2021 we recorded income tax receivable agreement income of less than $0.1 million.

Provision for Income Taxes

For the quarter ended March 30, 2022, we recorded an income tax provision of $0.9 million, reflecting an estimated effective tax rate of 30.0%. For the quarter ended March 31, 2021, we recorded an income tax provision of $1.6 million, reflecting an estimated effective tax rate of approximately 28.7%. The difference between the 21.0% statutory rate and our effective tax rate of 30.0% for the quarter ended March 30, 2022 is primarily a result of state taxes, the change in valuation allowance against certain state credits, a tax shortfall related to stock options exercised during the quarter, and non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with GAAP. System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our condensed consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 30, 2022	March 31, 2021
Company-operated restaurant revenue	$93,957	$94,161
Franchise revenue	9,255	7,612
Franchise advertising fee revenue	6,836	5,948
Total Revenue	110,048	107,721
Franchise revenue	(9,255)	(7,612)
Franchise advertising fee revenue	(6,836)	(5,948)
Sales from franchised restaurants	152,577	132,965
System-wide sales	$246,534	$227,126

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 30, 2022 and March 31, 2021, there were 464 and 465 comparable restaurants, 182 and 191 company-operated restaurants and 282 and 274 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants, and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation, or superior to, or as substitutes for the analysis of our results as reported under GAAP. Management uses restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods, and to evaluate our restaurant financial performance compared with our competitors. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors, because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Restaurant contribution and restaurant contribution margin may also assist investors in evaluating our business and performance relative to industry peers and provide greater transparency with respect to our financial condition and results of operation.

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 30, 2022	March 31, 2021

Restaurant contribution:
Income from operations	$3,320	$6,001
Add (less):
General and administrative expenses	9,954	10,474
Franchise expenses	8,731	7,751
Depreciation and amortization	3,597	3,938
Loss on disposal of assets	66	26
Franchise revenue	(9,255)	(7,612)
Franchise advertising fee revenue	(6,836)	(5,948)
Impairment and closed-store reserves	131	564
Restaurant contribution	$9,708	$15,194

Company-operated restaurant revenue:
Total revenue	$110,048	$107,721
Less:
Franchise revenue	(9,255)	(7,612)
Franchise advertising fee revenue	(6,836)	(5,948)
Company-operated restaurant revenue	$93,957	$94,161

Restaurant contribution margin (%)	10.3%	16.1%

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

We believe that EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or NOLs) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) we believe that these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) we believe that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally for a number of benchmarks, including to compare our performance to that of our competitors.

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Amounts in thousands)	March 30, 2022	March 31, 2021
Net income	$2,115	$3,964
Non-GAAP adjustments:
Provision for income taxes	905	1,597
Interest expense, net of interest income	430	517
Depreciation and amortization	3,597	3,938
EBITDA	$7,047	$10,016
Stock-based compensation expense (a)	826	853
Loss on disposal of assets (b)	66	26
Impairment and closed-store reserves (c)	131	564
Income tax receivable agreement income (d)	(130)	(77)
Securities class action legal expense (e)	437	364
Pre-opening costs (f)	107	163
Adjusted EBITDA	$8,484	$11,909
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During the thirteen weeks ended March 30, 2022, we recorded non-cash impairment charges of $0.1 million, primarily related to the long-lived assets of one restaurant in California.

During the thirteen weeks ended March 31, 2021, we recorded non-cash impairment charges of $0.3 million, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019 and the long-lived assets of three restaurants in California.

During the thirteen weeks ended March 30, 2022, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen weeks ended March 31, 2021, we recognized $0.3 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 30, 2022 and March 31, 2021, income tax receivable agreement income consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(e)	Consists of costs related to the defense of securities lawsuits.
(f)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2018 Revolver. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months from the issuance of the condensed consolidated financial statements. However, depending on the severity and longevity of the COVID-19 pandemic, the efforts taken to reduce its spread and the possibility of a subsequent resurgence of the COVID-19 outbreak, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2018 Credit Agreement (as defined below), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

The following table presents summary cash flow information for the periods indicated.

	Thirteen Weeks Ended
(Amounts in thousands)	March 30, 2022	March 31, 2021
Net cash provided by (used in)
Operating activities	$(2,305)	$7,398
Investing activities	(3,772)	(5,257)
Financing activities	1,482	(8,691)
Net increase in cash	$(4,595)	$(6,550)

Operating Activities

For the thirteen weeks ended March 30, 2022, net cash from operating activities changed by approximately $9.7 million from the comparable period of the prior year. This change was due to unfavorable working capital fluctuations and lower profitability compared to the same period in the prior year.

Investing Activities

For the thirteen weeks ended March 30, 2022, net cash used in investing activities decreased by $1.5 million from the comparable period of the prior year. This decrease was due primarily to opening one new company-operated restaurant and not remodeling any restaurants in the thirteen weeks ended March 30, 2022 compared to opening two new company-operated restaurants and remodeling three restaurants in the thirteen weeks ended March 31, 2021.

Financing Activities

For the thirteen weeks ended March 30, 2022, net cash from financing activities changed by $10.2 million from the comparable period of the prior year. This change was due primarily to a $1.5 million cash inflow increase related to option exercises during the thirteen weeks ended March 30, 2022, compared to a $9.0 million cash outflow related to the pay downs on the 2018 Revolver during the thirteen weeks ended March 31, 2021.

Debt and Other Obligations

The Company, as a guarantor, is a party to a credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, Intermediate, as a guarantor, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver, which is available pursuant to the 2018 Credit Agreement, includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2018 Revolver and 2018 Credit Agreement will mature on July 13, 2023. The obligations under the 2018 Credit Agreement and related loan documents are guaranteed by Holdings and Intermediate. The obligations of Holdings, EPL and Intermediate under the 2018 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.35% to 1.70% for the thirteen weeks ended March 30, 2022, and 1.36% to 1.65% for the thirteen weeks ended March 31, 2021.

The 2018 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of March 30, 2022.

At March 30, 2022, $10.0 million of letters of credit and $40.0 million of borrowings were outstanding under the 2018 Revolver. There were $100.0 million remaining borrowings available under the 2018 Revolver at March 30, 2022.

During the year ended December 25, 2019, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus the applicable margin spread, which was 1.5% for the thirteen weeks ended March 30, 2022. The interest rate swap matures in June 2023.

Material Cash Requirements

Our material cash requirements outstanding on March 30, 2022 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 29, 2021. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, (iv) purchasing commitments for chicken, (v) restaurant finance lease payments, and (vi) capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest, at USD LIBOR plus a margin between 1.25% and 2.25%. As of March 30, 2022, we had outstanding borrowings of $40.0 million under our 2018 Revolver, $10.0 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. In addition, certain tenors of LIBOR were phased out as of December 31, 2021 and the remaining tenors of LIBOR will be phased out as of June 30, 2023. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Prior to LIBOR phasing out, we are likely to enter into an amendment to the 2018 Credit Agreement and we cannot predict what alternative index would be negotiated with our lenders. If future rates based upon a successor rate are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. After giving effect to the $40.0 million of interest rate swaps described below, we effectively did not have any long-term debt subject to variations in interest rates as of March 30, 2022 and as such, a one percent increase in the variable rate of interest would not result in a material increase in annual interest expense.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap during the year ended December 25, 2019 with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the thirteen weeks ended March 30, 2022. The interest rate swap matures in June 2023.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 30, 2022.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding material legal proceedings, see Note 7, “Commitments and Contingencies—Legal Matters” in the “Notes to Condensed Consolidated Financial Statements” above, which information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 29, 2021 filed with the SEC on March 11, 2022.

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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: May 6, 2022	/s/ Laurance Roberts
Laurance Roberts
Chief Executive Officer, President and Interim Chief Financial Officer
(principal executive officer; principal financial and accounting officer; duly authorized officer)