Form 10-Q
period 2022-06-29
El Pollo Loco Holdings, Inc.
filed 2022-08-05
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2022

or

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

As of July 29, 2022, there were 37,002,513 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 29,	December 29,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,311	$30,046
Accounts and other receivables, net	13,999	13,407
Inventories	2,250	2,318
Prepaid expenses and other current assets	3,470	3,732
Income tax receivable	1,428	—
Total current assets	55,458	49,503
Property and equipment, net	76,073	75,668
Property and equipment held under finance lease, net	1,598	1,635
Property and equipment held under operating leases, net ("ROU asset")	170,816	171,981
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	2,017	2,245
Other assets	2,879	2,192
Total assets	$619,403	$613,786
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$109	$143
Current portion of obligations under operating leases	20,154	19,959
Accounts payable	9,288	10,626
Accrued salaries and vacation	9,648	11,539
Accrued insurance	11,474	11,193
Accrued income taxes payable	—	889
Current portion of income tax receivable agreement payable	440	437
Other accrued expenses and current liabilities	19,020	19,796
Total current liabilities	70,133	74,582
Revolver loan	40,000	40,000
Obligations under finance leases, net of current portion	1,681	1,712
Obligations under operating leases, net of current portion	170,354	171,651
Deferred taxes	6,712	5,464
Income tax receivable agreement payable, net of current portion	782	1,101
Other noncurrent liabilities	5,898	8,653
Total liabilities	295,560	303,163
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 37,002,513 and 36,601,648 shares issued and outstanding as June 29, 2022 and December 29, 2021, respectively	369	365
Additional paid-in-capital	346,095	342,941
Accumulated deficit	(23,137)	(32,393)
Accumulated other comprehensive income (loss)	516	(290)
Total stockholders’ equity	323,843	310,623
Total liabilities and stockholders’ equity	$619,403	$613,786

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Revenue
Company-operated restaurant revenue	$106,454	$106,970	$200,411	$201,131
Franchise revenue	10,064	8,389	19,319	16,001
Franchise advertising fee revenue	7,593	6,626	14,429	12,574
Total revenue	124,111	121,985	234,159	229,706
Cost of operations
Food and paper cost	31,691	27,882	59,423	52,273
Labor and related expenses	33,015	31,526	65,687	62,258
Occupancy and other operating expenses	25,832	25,336	49,677	49,180
Company restaurant expenses	90,538	84,744	174,787	163,711
General and administrative expenses	9,679	10,523	19,633	20,997
Franchise expenses	9,557	8,161	18,288	15,912
Depreciation and amortization	3,618	3,917	7,215	7,855
Loss on disposal of assets	42	85	108	111
Loss on assets held for sale	—	1,524	—	1,524
Impairment and closed-store reserves	248	360	379	924
Total expenses	113,682	109,314	220,410	211,034
Income from operations	10,429	12,671	13,749	18,672
Interest expense, net	419	433	849	950
Income tax receivable agreement expense (income)	(186)	27	(316)	(50)
Income before provision for income taxes	10,196	12,211	13,216	17,772
Provision for income taxes	3,055	3,393	3,960	4,990
Net income	$7,141	$8,818	$9,256	$12,782
Net income per share
Basic	$0.20	$0.25	$0.26	$0.36
Diluted	$0.20	$0.24	$0.25	$0.35
Weighted-average shares used in computing net income per share
Basic	36,331,099	35,927,781	36,278,423	35,861,493
Diluted	36,473,960	36,416,686	36,478,808	36,423,394

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Net income	$7,141	$8,818	$9,256	$12,782
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized net gains arising during the period from interest rate swap	347	(2)	931	76
Reclassifications of losses into net income	55	119	172	234
Income tax expense	(108)	(32)	(297)	(84)
Other comprehensive income, net of taxes	294	85	806	226
Comprehensive income	$7,435	$8,903	$10,062	$13,008

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Thirteen Weeks Ended June 29, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, March 30, 2022	36,743,496	$366	$345,296	$(30,278)	$222	$315,606
Stock-based compensation	—	—	970	—	—	970
Issuance of common stock related to restricted shares	298,638	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	8,627	—	50	—	—	50
Shares repurchased for employee tax withholdings	(20,317)	—	(218)	—	—	(218)
Forfeiture of common stock related to restricted shares	(27,931)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	294	294
Net income	—	—	—	7,141	—	7,141
Balance, June 29, 2022	37,002,513	$369	$346,095	$(23,137)	$516	$323,843

	Thirteen Weeks Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, March 31, 2021	36,478,683	$365	$340,739	$(57,550)	$(692)	282,862
Stock-based compensation	—	—	1,041	—	—	1,041
Issuance of common stock related to restricted shares	206,098	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	30,125	—	240	—	—	240
Shares repurchased for employee tax withholdings	(37,938)	—	(660)	—	—	(660)
Forfeiture of common stock related to restricted shares	(39,207)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	85	85
Net income	—	—	—	8,818	—	8,818
Balance, June 30, 2021	36,637,761	$367	$341,358	$(48,732)	$(607)	$292,386

	Twenty-Six Weeks Ended June 29, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 29, 2021	36,601,648	$365	$342,941	$(32,393)	$(290)	$310,623
Stock-based compensation	—	—	1,796	—	—	1,796
Issuance of common stock related to restricted shares	298,638	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	150,475	1	1,579	—	—	1,580
Shares repurchased for employee tax withholdings	(20,317)	—	(218)	—	—	(218)
Forfeiture of common stock related to restricted shares	(27,931)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	806	806
Net income	—	—	—	9,256	—	9,256
Balance, June 29, 2022	37,002,513	$369	$346,095	$(23,137)	$516	$323,843

	Twenty-Six Weeks Ended June 30, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 30, 2020	36,423,505	$364	$339,561	$(61,514)	$(833)	$277,578
Stock-based compensation	—	—	1,894	—	—	1,894
Issuance of common stock related to restricted shares	206,098	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	91,544	1	565	—	—	566
Shares repurchased for employee tax withholdings	(37,938)	—	(660)	—	—	(660)
Repurchase of common stock	—	—	—	—	—	—
Forfeiture of common stock related to restricted shares	(45,448)	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	226	226
Net income	—	—	—	12,782	—	12,782
Balance, June 30, 2021	36,637,761	$367	$341,358	$(48,732)	$(607)	$292,386

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$9,256	$12,782
Adjustments to reconcile net income to net cash flows provided by provided by operating activities:
Depreciation and amortization	7,215	7,855
Stock-based compensation expense	1,796	1,894
Income tax receivable agreement income	(316)	(50)
Loss on assets held for sale	—	1,524
Loss on disposal of assets	108	111
Impairment of property and equipment	253	666
Amortization of deferred financing costs	126	126
Deferred income taxes, net	1,180	881
Changes in operating assets and liabilities:
Accounts and other receivables	(592)	(507)
Inventories	68	73
Prepaid expenses and other current assets	262	558
Income taxes receivable	(2,316)	2,014
Other assets	(812)	(312)
Accounts payable	(454)	(557)
Accrued salaries and vacation	(1,891)	279
Accrued insurance	281	362
Other accrued expenses and liabilities	(2,344)	(1,075)
Net cash flows provided by operating activities	11,820	26,624
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	4,556
Purchase of property and equipment	(8,831)	(8,828)
Net cash flows used in investing activities	(8,831)	(4,272)
Cash flows from financing activities:
Payments on revolver and swingline loan	—	(22,800)
Minimum tax withholdings related to net share settlements	(218)	(660)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,580	566
Payment of obligations under finance leases	(86)	(53)
Net cash flows provided by (used in) financing activities	1,276	(22,947)
Increase (decrease) in cash and cash equivalents	4,265	(595)
Cash and cash equivalents, beginning of period	30,046	13,219
Cash and cash equivalents, end of period	$34,311	$12,624

	Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021
Supplemental cash flow information
Cash paid during the period for interest	$531	$598
Cash paid during the period for income taxes	$5,097	$2,094
Unpaid purchases of property and equipment	$1,388	$1,038

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 29, 2022, the Company operated 188 and franchised 293 El Pollo Loco restaurants.

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

COVID-19

While all of the Company’s restaurants had dining rooms open as of June 29, 2022, the Company continues to experience staffing challenges, which resulted in reduced operating hours and service channels at some of the Company restaurants, as well as higher wage inflation, overtime costs and other labor related costs. Further, the Company experienced inflationary pressures and supply chain disruptions that resulted in increased commodity prices and impacted the Company’s business and results of operations during the thirteen and twenty-six weeks ended June 29, 2022. The Company expects these pressures to continue during the rest of fiscal 2022. During the thirteen and twenty-six weeks ended June 29, 2022, the Company incurred $0.3 million and $2.6 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During the thirteen and twenty-six weeks ended June 30, 2021, the Company incurred $0.2 million and $3.0 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay.

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

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At June 29, 2022, the Company’s total debt was $40.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $34.3 million at June 29, 2022 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

None.

Subsequent Events

2022 Credit Agreement

On July 27, 2022, the Company refinanced the 2018 Revolver, pursuant to a credit agreement (the “2022 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150 million five-year senior secured revolving facility (the “2022 Revolver”). In connection with the refinancing, the 2018 Credit Agreement (as defined below) was terminated. The 2022 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. On July 29, 2022, the Company made a $20.0 million payment to the 2022 Revolver and the outstanding balance as of August 4, 2022 was $20.0 million. The proceeds of the 2022 Revolver were used to refinance and terminate the 2018 Revolver and may also be used from time to time for general corporate purposes. The 2022 Revolver will mature on July 27, 2027. The obligations of EPL under the 2022 Credit Agreement and related loan documents are guaranteed by the Company and Intermediate and the obligations of each of the Company, EPL and Intermediate under the 2022 Credit Agreement and related loan documents are secured by a first priority (subject to permitted liens) lien on substantially all of their respective assets (subject to customary exceptions).

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published of Bank of America prime rate, or (c) Term SOFR with a term of one-month plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed.

The 2022 Credit Agreement includes negative covenants and financial covenants, including, among others, the following (all subject to certain exceptions): a maximum lease-adjusted consolidated leverage ratio covenant, a minimum consolidated fixed charge coverage ratio, and limitations on (among others) indebtedness, liens, investments, asset sales, mergers, consolidations, liquidations, dispositions, restricted payments, negative pledges, transactions with affiliates, sale-leaseback transactions and prepayments of certain debt. The 2022 Credit Agreement also includes certain affirmative covenants and events of default.

In connection with the Company’s entry into the 2022 Credit Agreement, it terminated the interest rate swap previously used to hedge interest rate risk. In settlement of this swap, the Company received approximately $0.6 million. The remaining amount in accumulated other comprehensive income (“AOCI”) related to the hedging relationship will be reclassified into earnings when the hedged forecasted transaction is reported in earnings.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier to whom amounts due totaled 24.1% and 26.1% of the Company’s accounts payable at June 29, 2022 and December 29, 2021, respectively. Purchases from the Company’s largest supplier totaled 27.4% and 28.5% of total expenses for the thirteen and twenty-six weeks ended June 29, 2022 and 26.2% and 26.6% of total expenses for the thirteen and twenty-six weeks ended June 30, 2021.

Company -operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.9% of total revenue for both the thirteen and twenty-six weeks ended June 29, 2022 and 70.6% and 70.4% for the thirteen and twenty-six weeks ended June 30, 2021, respectively.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 29, 2022. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 29, 2022.

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

The following table presents fair value for the interest rate swap at June 29, 2022 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other assets - Interest rate swap	$706	$—	$706	$—

The following table presents fair value for the interest rate swap at December 29, 2021 (in thousands):

		Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
Other non-current liabilities - Interest rate swap	$396	$—	$396	$—

Certain assets and liabilities are measured at fair value on a nonrecurring basis. In other words, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances (e.g., when there is evidence of impairment).

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 29, 2022, reflecting certain property and equipment assets and right-of-use (“ROU”) assets for which an impairment loss was recognized during the corresponding periods, as discussed under Note 2,

“Property and Equipment” and immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Twenty-Six Weeks
		Fair Value Measurements at June 29, 2022 Using			Ended June 29, 2022	Ended June 29, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$164	$253

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and twenty-six weeks ended June 30, 2021, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

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

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume for the last twelve months is less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen and twenty-six weeks ended June 29, 2022 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended June 29, 2022, respectively, primarily related to the long-lived assets of one restaurant in California.

The Company recorded a non-cash impairment charge of $0.4 million and $0.7 million for the thirteen and twenty-six weeks ended June 30, 2021, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the carrying value of the ROU assets of one restaurant in California and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During the thirteen and twenty-six weeks ended June 29, 2022, the Company recognized less than $0.1 million and $0.1 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen and twenty-six weeks ended June 30, 2021, the Company recognized $0.1 million and $0.3 million of closed-store reserve expense, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

As a result of the use of an interest rate swap, the Company is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate the counterparty credit risk, the Company will only enter into contracts with major financial institutions, based upon their credit ratings and other factors, and will continue to assess the creditworthiness of the counterparty. As of June 29, 2022, the counterparty to the Company’s interest rate swap has performed in accordance with its contractual obligation.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 29, 2022 or at December 29, 2021. The Company did not recognize interest or penalties during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021, respectively, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 29, 2022, the Company recorded income tax receivable agreement income of $0.2 million and $0.3 million, respectively, and for the thirteen and twenty-six weeks ended June 30, 2021, the Company recorded income tax receivable agreement expense of less than $0.1 million and income tax receivable agreement income of less than $0.1 million, respectively, in each case, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

The Coronavirus Aid, Relief and Economic Security Act provides for the deferral of employer Social Security taxes that are otherwise owed for wage payment and the creation of refundable employee retention credits. The total amount deferred as of December 30, 2020 was $4.9 million, of which 50% was paid at the end of 2021 and the remaining 50% is due by December 31, 2022.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	June 29, 2022	December 29, 2021
Land	$12,323	$12,323
Buildings and improvements	147,169	144,631
Other property and equipment	79,719	78,383
Construction in progress	7,156	5,333
	246,367	240,670
Less: accumulated depreciation and amortization	(170,294)	(165,002)
	$76,073	$75,668

Depreciation expense was $3.6 million and $3.9 million for the thirteen weeks ended June 29, 2022 and June 30, 2021, respectively, and $7.2 million and $7.9 million for the twenty-six weeks ended June 29, 2022 and June 30, 2021, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended June 29, 2022, respectively, primarily related to the carrying value of the long-lived assets of one restaurant in California.

During the thirteen and twenty-six weeks ended June 30, 2021, the Company recorded non-cash impairment charges of less than $0.1 million and $0.3 million, respectively, primarily related to the carrying value of the assets of three restaurants in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

At June 29, 2022, options to purchase 1,183,873 shares of common stock were outstanding, including 628,053 vested and 555,820 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At June 29, 2022, 203,569 premium options, which are options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of June 29, 2022 and changes during the twenty-six weeks ended June 29, 2022 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 29, 2021	978,078	$11.45
Grants	372,958	10.54
Exercised	(150,475)	10.50
Forfeited, cancelled or expired	(16,688)	$15.67
Outstanding - June 29, 2022	1,183,873	$11.22	6.28	$873
Vested and expected to vest at June 29, 2022	1,172,691	$11.22	6.24	$873
Exercisable at June 29, 2022	628,053	$10.48	3.65	$873

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 29, 2022	June 30, 2021
Expected volatility	43.0%	46.9%
Risk-free interest rate	2.9%	1.1%
Expected term (years)	6.25	6.25
Expected dividends	—	—

At June 29, 2022, the Company had total unrecognized compensation expense of $2.7 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.39 years.

A summary of restricted share activity as of June 29, 2022 and changes during the twenty-six weeks ended June 29, 2022 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 29, 2021	495,780	$13.92
Granted	298,638	$10.54
Released	(153,103)	$13.38
Forfeited, cancelled, or expired	(27,931)	$14.01
Unvested shares at June 29, 2022	613,384	$12.41

At June 29, 2022, the Company had unrecognized compensation expense of $6.6 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.83 years.

Total stock-based compensation expense was $1.0 million and $1.8 million for the thirteen and twenty-six weeks ended June 29, 2022, respectively, and $1.0 million and $1.9 million for the thirteen and twenty-six weeks ended June 30, 2021.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.70% to 2.87% and 1.35% to 2.87% for the thirteen and twenty-six weeks ended June 29, 2022, respectively, and 1.35% to 1.36% and 1.35% to 1.65% for the thirteen and twenty-six weeks ended June 30, 2021.

The 2018 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of June 29, 2022.

At June 29, 2022, $10.0 million of letters of credit and $40.0 million in borrowings under the 2018 Revolver were outstanding. The Company had $100.0 million in borrowing availability under the 2018 Revolver at June 29, 2022.

On July 27, 2022, the 2018 Revolver was refinanced pursuant to a new 2022 Credit Agreement among EPL, as borrower, the Company and Intermediate, as guarantors, the lenders and other parties party thereto and Bank of America, N.A., as administrative agent, swingline lender and letters of credit issuer, which provides for a $150.0 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. On July 29, 2022, the Company made a $20.0 million payment to the 2022 Revolver and the outstanding balance as of August 4, 2022 was $20.0 million. For more information regarding the 2022 Credit Agreement, see Note 1, “Subsequent Events ― 2022 Credit Agreement.”

Maturities

No amounts were paid on the 2018 Revolver during the thirteen and twenty-six weeks ended June 29, 2022. During the thirteen and twenty-six weeks ended June 30, 2021, the Company paid down $13.8 million and $22.8 million on the 2018 Revolver, respectively. On July 27, 2022, the Company refinanced and terminated the 2018 Revolver pursuant to the 2022 Credit Agreement.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap was to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. Under the terms of the swap agreement, the variable LIBOR-based component of interest payments was converted to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the twenty-six weeks ended June 29, 2022. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”

The changes in the fair value of the interest rate swap are not included in earnings, but are included in other comprehensive income (“OCI”). These changes in fair value are subsequently reclassified into net earnings as a component of interest expense as the hedged interest payments are made on the variable rate borrowings.

Subsequent to the quartet-end, in connection with the Company’s entry into the 2022 Credit Agreement, it terminated the interest rate swap previously used to hedge interest rate risk. In settlement of this swap, the Company received approximately $0.6 million. The remaining amount in AOCI related to the hedging relationship will be reclassified into earnings when the hedged forecasted transaction is reported in earnings.

For the twenty-six weeks ended June 29, 2022, the swap was a highly effective cash flow hedge.

As of June 29, 2022, the estimated net losses included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.1 million, based on current LIBOR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the condensed consolidated balance sheets (in thousands):

	June 29, 2022		December 29, 2021
	Notional	Fair value	Notional	Fair value
Other assets - Interest rate swap	$40,000	$706	—	—
Other liabilities - Interest rate swap	$—	$—	$40,000	$396

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Interest expense on hedged portion of debt	$204	$136	$347	336
Interest expense on interest rate swap	55	119	172	234
Interest expense on debt and derivatives, net	$259	$255	$519	$570

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021 (in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
			Loss Reclassified from				Loss Reclassified from
	Net Gain (Loss) Recognized in OCI		AOCI into Interest expense		Net Gain Recognized in OCI		AOCI into Interest expense
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Interest rate swap	$347	$(2)	$55	$119	$931	$76	$172	$234

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 29, 2022	December 29, 2021
Accrued sales and property taxes	$3,766	$4,726
Gift card liability	4,133	4,622
Loyalty rewards program liability	564	687
Accrued advertising	3,233	3,635
Accrued legal settlements and professional fees	660	771
Deferred franchise and development fees	651	637
Employer social security tax deferral	2,543	—
Other	3,470	4,718
Total other accrued expenses and current liabilities	$19,020	$19,796

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	June 29, 2022	December 29, 2021
Deferred franchise and development fees	$5,789	$5,691
Derivative liability	—	396
Employer social security tax deferral	—	2,426
Other	109	140
Total other noncurrent liabilities	$5,898	$8,653

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

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

On July 30, 2021, the court granted the SLC’s motion to dismiss with respect to the claims asserted against remaining defendant Trimaran. On October 4, 2021, Plaintiffs filed a notice of appeal of the court’s granting of the motion to dismiss against defendant Trimaran. Plaintiff filed its opening brief on December 6, 2021. SLC filed its answering brief on December 20, 2021 and the public version of the brief was filed on January 7, 2022. Plaintiffs filed the reply brief on January 4, 2022. The hearing on the appeal took place on March 30, 2022. On June 28, 2022, the court’s granting of the motion to dismiss against Trimaran was affirmed.

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

At June 29, 2022, the Company’s total estimated commitment to purchase chicken was $26.0 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on four lease agreements. These leases have various terms, the latest of which expires in 2036. As of June 29, 2022, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.5 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 29, 2022 was $2.1 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of June 29, 2022, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Numerator:
Net income	$7,141	$8,818	$9,256	$12,782
Denominator:
Weighted-average shares outstanding—basic	36,331,099	35,927,781	36,278,423	35,861,493
Weighted-average shares outstanding—diluted	36,473,960	36,416,686	36,478,808	36,423,394
Net income per share—basic	$0.20	$0.25	$0.26	$0.36
Net income per share—diluted	$0.20	$0.24	$0.25	$0.35
Anti-dilutive securities not considered in diluted EPS calculation	952,517	138,117	597,201	65,798

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Weighted-average shares outstanding—basic	36,331,099	35,927,781	36,278,423	35,861,493
Dilutive effect of stock options and restricted shares	142,861	488,905	200,385	561,901
Weighted-average shares outstanding—diluted	36,473,960	36,416,686	36,478,808	36,423,394

9. RELATED PARTY TRANSACTIONS

Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 45.3% of the Company’s outstanding common stock as of June 29, 2022. This large position means that LLC and its majority owners—predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners and Freeman Spogli & Co. (collectively, “Trimaran” and “Freeman Spogli,” respectively)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of the Company’s assets, decisions affecting the Company’s capital structure, amendments to the Company’s amended and restated certificate of incorporation or amended and restated by-laws, and the Company’s winding up and dissolution. The Company’s amended and restated certificate of incorporation provides that (i) so long as LLC beneficially owns, directly or indirectly, more than 40% of the Company’s common stock, any member of the Board of Directors or the entire Board of Directors may be removed from office at any time with or without cause by the affirmative vote of a majority of the Company’s common stock, and (ii) prior to the date the LLC ceases to beneficially own, directly or indirectly, 40% or more of the Company’s common stock, stockholders representing at least 40% of the Company’s common stock may call a special meeting of the Company’s stockholders.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and 50 points can be redeemed for a $5 reward to be used for a future purchase. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of June 29, 2022 and December 29, 2021, the revenue allocated to loyalty points that have not been redeemed was $0.6 million and $0.7 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of June 29, 2022, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29,	June 30,	June 29,	June 30,
	2022	2021	2022	2021
Core Market(1):
Company-operated restaurant revenue	$101,440	$99,429	$191,066	$186,652
Franchise revenue	4,708	4,086	9,058	7,773
Franchise advertising fee revenue	3,474	3,084	6,671	5,861
Total core market	$109,622	$106,599	$206,795	$200,286
Non-Core Market(2):
Company-operated restaurant revenue	$5,015	$7,541	$9,345	$14,478
Franchise revenue	5,357	4,304	10,262	8,229
Franchise advertising fee revenue	4,117	3,541	7,757	6,713
Total non-core market	$14,489	$15,386	$27,364	$29,420
Total revenue	$124,111	$121,985	$234,159	$229,706
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s IPO on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Greater Los Angeles area market	70.9%	70.6%	70.9%	70.4%
Other markets	29.1%	29.4%	29.1%	29.6%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the twenty-six weeks ended June 29, 2022 and June 30, 2021 (in thousands):

December 29, 2021	$6,328
Revenue recognized - beginning balance	(383)
Additional contract liability	495
June 29, 2022	$6,440

December 30, 2020	$5,628
Revenue recognized - beginning balance	(349)
Additional contract liability	384
June 30, 2021	$5,663

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of June 29, 2022 (in thousands):

Franchise revenues:
2022	$328
2023	601
2024	508
2025	464
2026	441
Thereafter	4,098
Total	$6,440

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	June 29,	December 29,
	2022	2021
Loyalty rewards liability, beginning balance	$687	$900
Revenue deferred	1,333	2,677
Revenue recognized	(1,456)	(2,890)
Loyalty rewards liability, ending balance	$564	$687

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of June 29, 2022 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	June 29,	December 29,
	2022	2021
Gift card liability	$4,133	$4,622

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021

Revenue recognized from gift card liability balance at the beginning of the year	$313	$286	$732	$689

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

As of June 29, 2022, the Company had three leases that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and ten equipment leases that are classified as finance leases.

Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues in excess of a defined amount. Additionally, a number of the Company’s leases have payments that increase at pre-determined dates based on the change in the consumer price index. For all leases, the Company also reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as CAM, property tax and insurance costs. While the Company determined not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and excluding them from the calculations of the ROU asset and lease liability.

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

During the thirteen and twenty-six weeks ended June 29, 2022, the Company reassessed the lease terms on nine and thirteen restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $6.0 million and $8.5 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 29, 2022, respectively, were recognized and will be amortized over the new lease term. During the thirteen and twenty-six weeks ended June 30, 2021, the Company reassessed the lease terms on five and twelve restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $6.5 million and $11.2 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 30, 2021, respectively, which were recognized and will be amortized over the new lease term. The reassessments had an impact on the original lease classification of one property during the thirteen weeks ended June 29, 2022 which represented $0.7 million of the $6.0 million total additional ROU asset and lease liabilities for the period. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the twenty-six weeks ended June 29, 2022, the Company did not record any non-cash impairment charges. The Company recorded a $0.4 million non-cash impairment charge for the twenty-six weeks ended June 30, 2021 related to one restaurant closed in Texas in 2019 and one restaurant in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	June 29, 2022			June 30, 2021
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$18	$1	$19	$22	$1	$23
Interest on lease liabilities	10	1	11	15	1	16
Operating lease cost	6,585	258	6,843	6,626	293	6,919
Short-term lease cost	—	4	4	—	5	5
Variable lease cost	171	149	320	153	83	236
Sublease income	(1,129)	—	(1,129)	(798)	—	(798)
Total lease cost	$5,655	$413	$6,068	$6,018	$383	$6,401

	Twenty-Six Weeks Ended
	June 29, 2022			June 30, 2021
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$37	$1	$38	$42	$1	$43
Interest on lease liabilities	22	2	24	30	1	31
Operating lease cost	13,149	521	13,670	13,383	594	13,977
Short-term lease cost	—	8	8	—	10	10
Variable lease cost	307	267	574	275	190	465
Sublease income	(2,257)	—	(2,257)	(1,594)	—	(1,594)
Total lease cost	$11,258	$799	$12,057	$12,136	$796	$12,932

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Lease cost – Occupancy and other operating expenses	$5,912	$6,149	$11,742	$12,380
Lease cost – General & administrative	105	103	210	219
Lease cost – Depreciation and amortization	18	22	37	42
Lease cost – Interest expense	11	15	24	30
Lease cost – Closed-store reserve	22	112	44	261
Total lease cost	$6,068	$6,401	$12,057	$12,932

During the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Twenty-Six Weeks Ended June 29, 2022			Twenty-Six Weeks Ended June 30, 2021
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$13,543	$495	$14,038	$12,357	$575	$12,932
Financing cash flows used for finance leases	$58	$28	$86	$33	$20	$53

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$8,485	$—	$8,485	$11,260	$—	$11,260
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$28	$28	$—	$196	$196
Derecognition of ROU assets due to terminations, impairment or modifications	$—	$(24)	$(24)	$(4,513)	$(39)	$(4,552)

Other Information
Weighted-average remaining years in lease term—finance leases	18.37	3.68		17.61	4.44
Weighted-average remaining years in lease term—operating leases	11.01	1.19		11.51	1.87
Weighted-average discount rate—finance leases	2.57%	1.53%		2.75%	1.57%
Weighted-average discount rate—operating leases	4.47%	3.82%		4.42%	3.92%

Information regarding the Company’s minimum future lease obligations as of June 29, 2022 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 28, 2022	$76	$14,130	$1,869
December 27, 2023	151	27,654	3,698
December 25, 2024	151	25,313	3,510
December 31, 2025	147	23,073	3,115
December 30, 2026	114	20,846	2,789
Thereafter	1,583	133,169	23,165
Total	$2,222	$244,185	$38,146
Less: imputed interest (1.53% - 4.47%)	(432)	(53,677)
Present value of lease obligations	1,790	190,508
Less: current maturities	(109)	(20,154)
Noncurrent portion	$1,681	$170,354

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended June 29, 2022 and June 30, 2021. The Company received $0.2 million of lease income from company-owned locations for each of the twenty-six weeks ended June 29, 2022 and June 30, 2021.

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

Market Trends and Uncertainties

We may face future business disruption and related risks resulting from the ongoing outbreak of COVID-19 or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. During the thirteen and twenty-six weeks ended June 29, 2022, we incurred $0.3 million and $2.6 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During the thirteen and twenty-six weeks ended June 30, 2021, we incurred $0.2 million and $3.0 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. In addition, while all of our restaurants had dining rooms open as of June 29, 2022, we continue to experience staffing challenges, including higher wage inflation, overtime costs and other labor related costs, which resulted in reduced operating hours and service channels at some of our restaurants during the thirteen and twenty-six weeks ended June 29, 2022. Further, we continue to experience inflationary pressures and supply chain disruptions, which resulted in increased commodity prices and impacted our business and results of operations during the thirteen and twenty-six weeks ended June 29, 2022. We expect these pressures to continue during the rest of fiscal 2022.

Due to the fluidity of the COVID-19 pandemic and current macroeconomic environment, we cannot determine the ultimate impact on our condensed consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on our condensed consolidated financial condition, liquidity, and future results of operations is uncertain.

Recent Developments

On July 27, 2022, the 2018 Revolver (as defined below) was refinanced pursuant to a credit agreement (the “2022 Credit Agreement”) among El Pollo Loco, Inc., as borrower, us and EPL Intermediate, Inc., as guarantors, the lenders and other parties party thereto and Bank of America, N.A., as administrative agent, swingline lender and L/C issuer, which provides for a $150.0 million five-year senior secured revolving facility (the “2022 Revolver”). In connection with the refinancing, the 2018 Credit Agreement (as defined below) was terminated. On July 29, 2022, we made a $20.0 million payment to the 2022 Revolver and the outstanding balance as of August 4, 2022 was $20.0 million.

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Subsequent Events” for additional information.

In connection with our entry into the 2022 Credit Agreement, we terminated the interest rate swap previously used to hedge interest rate risk. In settlement of this swap, we received approximately $0.6 million. The remaining amount in AOCI related to the hedging relationship will be reclassified into earnings when the hedged forecasted transaction is reported in earnings.

Growth Strategies and Outlook

As of June 29, 2022, we had 481 locations in six states. In fiscal 2021, we opened two new company-operated restaurants, one in Nevada and one in California, and our franchisees opened two new restaurants, one in Texas and one in Louisiana. For the twenty-six weeks ended June 29, 2022, one new company-operated restaurant was opened in Nevada and three new franchised restaurants were opened in California. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	develop a people-first culture;
●	differentiate the brand;
●	simplify operations; and
●	accelerate new restaurant development.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

For the thirteen and twenty-six weeks ended June 29, 2022, system-wide comparable restaurant sales increased by 7.5% and 7.6%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and twenty-six weeks ended June 29, 2022 increased by 2.9% and 2.6%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an approximately 8.0% increase in average check size and a decrease in transactions of 4.7% and the year-to-date change in comparable restaurant sales consisted of a 4.1% decrease in transactions and a 7.0% increase in average check size. For franchised restaurants, comparable restaurant sales increased 10.6% and 11.0% for the thirteen and twenty-six weeks ended June 29, 2022, respectively. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 29, 2022, were as follows:

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 29, 2022	2021	2020	2019
Company-operated restaurant activity:
Beginning of period	189	196	195	213
Openings	1	2	1	2
Restaurant sale to franchisee	—	(8)	—	(16)
Closures	(2)	(1)	—	(4)
Restaurants at end of period	188	189	196	195
Franchised restaurant activity:
Beginning of period	291	283	287	271
Openings	3	2	3	2
Restaurant sale to franchisee	—	8	—	16
Closures	(1)	(2)	(7)	(2)
Restaurants at end of period	293	291	283	287
System-wide restaurant activity:
Beginning of period	480	479	482	484
Openings	4	4	4	4
Closures	(3)	(3)	(7)	(6)
Restaurants at end of period	481	480	479	482

Restaurant Remodeling

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. As of June 29, 2022 we have completed 12 company-operated restaurant remodels and three franchise remodels using the new asset design. In fiscal 2022, we plan to continue our standard practices for remodels, which includes completing a total of 10-15 company and 20-30 franchise remodels using the new design. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of June 29, 2022 and December 29, 2021, the revenue allocated to loyalty points that had not been redeemed was $0.6 million and $0.7 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 3.0 million loyalty program members as of June 29, 2022.

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

Food and Paper Costs

Food and paper costs include the direct costs associated with food, beverage and packaging of our menu items. The components of food and paper costs are variable in nature, change with sales volume, are impacted by menu mix, and are subject to increases or decreases in commodity costs. We expect food and paper costs, particularly those items not subject to purchasing commitments, to increase in the short-term due to current inflationary pressures.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended June 29, 2022 and June 30, 2021 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, are compared in the tables below.

	Thirteen Weeks Ended
	June 29, 2022		June 30, 2021		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$106,454	85.8	$106,970	87.7	$(516)	(0.5)
Franchise revenue	10,064	8.1	8,389	6.9	1,675	20.0
Franchise advertising fee revenue	7,593	6.1	6,626	5.4	967	14.6
Total revenue	124,111	100.0	121,985	100.0	2,126	1.7
Cost of operations
Food and paper costs (1)	31,691	29.8	27,882	26.1	3,809	13.7
Labor and related expenses (1)	33,015	31.0	31,526	29.5	1,489	4.7
Occupancy and other operating expenses (1)	25,832	24.3	25,336	23.7	496	2.0
Company restaurant expenses (1)	90,538	85.1	84,744	79.3	5,794	6.8
General and administrative expenses	9,679	7.8	10,523	8.6	(844)	(8.0)
Franchise expenses	9,557	7.7	8,161	6.7	1,396	17.1
Depreciation and amortization	3,618	2.9	3,917	3.2	(299)	(7.6)
Loss on disposal of assets	42	0.0	85	0.1	(43)	(50.6)
Loss on assets held for sale	—	—	1,524	1.2	(1,524)	(100.0)
Impairment and closed-store reserves	248	0.2	360	0.3	(112)	(31.1)
Total expenses	113,682	91.6	109,314	89.6	4,368	4.0
Income from operations	10,429	8.4	12,671	10.4	(2,242)	(17.7)
Interest expense, net of interest income	419	0.3	433	0.4	(14)	(3.2)
Income tax receivable agreement (income) expense	(186)	(0.1)	27	0.0	(213)	(788.9)
Income before provision for income taxes	10,196	8.2	12,211	10.0	(2,015)	(16.5)
Provision for income taxes	3,055	2.5	3,393	2.8	(338)	(10.0)
Net income	$7,141	5.7	$8,818	7.2	$(1,677)	(19.0)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended June 29, 2022 and June 30, 2021 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Twenty-Six Weeks Ended
	June 29, 2022		June 30, 2021		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$200,411	85.6	$201,131	87.6	$(720)	(0.4)
Franchise revenue	19,319	8.3	16,001	7.0	3,318	20.7
Franchise advertising fee revenue	14,429	6.1	12,574	5.4	1,855	14.8
Total revenue	234,159	100.0	229,706	100.0	4,453	1.9
Cost of operations
Food and paper costs (1)	59,423	29.7	52,273	26.0	7,150	13.7
Labor and related expenses (1)	65,687	32.8	62,258	31.0	3,429	5.5
Occupancy and other operating expenses (1)	49,677	24.7	49,180	24.5	497	1.0
Company restaurant expenses (1)	174,787	87.2	163,711	81.5	11,076	6.8
General and administrative expenses	19,633	8.4	20,997	9.1	(1,364)	(6.5)
Franchise expenses	18,288	7.8	15,912	6.9	2,376	14.9
Depreciation and amortization	7,215	3.1	7,855	3.4	(640)	(8.1)
Loss on disposal of assets	108	0.0	111	0.0	(3)	(2.7)
Loss on assets held for sale	—	—	1,524	0.7	(1,524)	N/A
Impairment and closed-store reserves	379	0.2	924	0.4	(545)	(59.0)
Total expenses	220,410	94.1	211,034	91.9	9,376	4.4
Income from operations	13,749	5.9	18,672	8.1	(4,923)	(26.4)
Interest expense, net of interest income	849	0.4	950	0.4	(101)	(10.6)
Income tax receivable agreement income	(316)	(0.1)	(50)	(0.0)	(266)	532.0
Income before provision for income taxes	13,216	5.6	17,772	7.7	(4,556)	(25.6)
Provision for income taxes	3,960	1.6	4,990	2.2	(1,030)	(20.6)
Net income	$9,256	4.0	$12,782	5.5	$(3,526)	(27.6)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue decreased $0.5 million, or 0.5%, from the comparable period in the prior year. The decrease in company-operated restaurant sales was primarily due to a $2.7 million decrease in revenue from the eight company-operated restaurants sold by the Company to an existing franchisee and a $1.0 million decrease in revenue from the closure of three restaurants during or subsequent to the second quarter of 2021.

This restaurant sales decrease was partially offset by an increase in company-operated comparable restaurant revenue of $2.9 million, or 2.9%. The company-operated comparable restaurant sales increase consisted of an approximately 8.0% increase in average check size due to increases in menu prices, partially offset by a 4.7% decrease in transactions. In addition, company-operated restaurant revenue was favorably impacted by $0.3 million of additional sales from restaurants opened during or after the second quarter of 2021.

Year-to-date, company-operated restaurant revenue decreased $0.7 million, or 0.4%, from the comparable period in the prior year. The decrease in company-operated restaurant sales was primarily due to a $5.3 million decrease in revenue from the eight company-operated restaurants sold by the Company to an existing franchisee and a $1.5 million decrease in revenue from the closure of three restaurants, in each case, during or subsequent to the second quarter of 2021. In addition, company-operated restaurant revenue was negatively impacted by a $0.3 million decrease in revenue recognized for our loyalty points program.

This restaurant sales decrease was partially offset by an increase in company-operated comparable restaurant revenue of $5.0 million, or 2.6%. The company-operated comparable restaurant sales increase consisted of an approximately 7.0% increase in average check size due to increases in menu prices, partially offset by a 4.1% decrease in transactions. In addition, company-operated restaurant revenue was favorably impacted by $1.0 million of additional sales from restaurants opened during or after the second quarter of 2021 and a $0.4 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during or subsequent to the second quarter of 2021.

Franchise Revenue

For the quarter, franchise revenue increased $1.7 million, or 20.0%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 10.6% and the opening of five restaurants and eight company-operated restaurants sold by the Company to an existing franchisee, in each case, during or subsequent to the second quarter of 2021. This franchise revenue increase was partially offset by the closure of three franchise locations during or subsequent to the second quarter of 2021.

Year-to-date, franchise revenue increased $3.3 million, or 20.7%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 11.0% and the opening of five restaurants during or subsequent to the second quarter of 2021. This franchise revenue increase was partially offset by the closure of three franchise locations during or subsequent to the second quarter of 2021.

Franchise Advertising Fee Revenue

For the quarter, franchise advertising fee revenue increased $1.0 million, or 14.6%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue increased $1.9 million, or 14.8%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the quarter-to-date fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter, food and paper costs increased $3.8 million, or 13.7%, from the comparable period in the prior year, primarily due to a $3.5 million increase in food costs and a $0.3 million increase in paper costs. Year-to-date, food and paper costs increased $7.2 million, or 13.7%, from the comparable period in the prior year, due to a $1.1 million increase in paper costs and a $6.1 million increase in food costs. The increase in food and paper costs for the quarter and year-to-date periods resulted primarily from commodity inflation, partially offset by lower transactions. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 29.8%, up from 26.1% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 29.7%, up from 26.0% in the comparable period of the prior year. The percentage increase for both the quarter and year-to-date period was primarily due to commodity inflation and an investment in new elevated packaging, partially offset by an increase in pricing.

Labor and Related Expenses

For the quarter, labor and related expenses increased $1.5 million, or 4.7%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $2.5 million increase primarily related to minimum wage increases in California during fiscal 2022 and other labor wage increases as a result of competitive pressures, a $0.2 million increase from restaurants opened during or after the second quarter of the prior year and a $0.7 million increase in other labor related expenses primarily related to overtime, payroll taxes and training. The increase in labor and related expenses for the quarter was partially offset by a $1.1 million reduction in labor related to the eight locations sold to an existing franchisee during the prior year and a $0.8 million decrease related to the 4.7% decrease in year-over-year transactions.

Year-to-date, labor and related expenses increased $3.4 million, or 5.5%, from the comparable period in the prior year. The increase for the year-to-date period was due to a $4.1 million increase related to higher minimum wage increases in California during fiscal 2022 and other labor wage increases as a result of competitive pressures, a $0.8 million increase in overtime, $0.5 million in higher payroll taxes, a $0.3 million increase from restaurants opened during or after the second quarter of the prior year and a $1.1 million increase in other labor related expenses primarily related to training. The increase in labor and related expenses for the year-to-date period was partially offset by a $2.0 million reduction in labor related to the eight locations sold to an existing franchisee during the prior year and a $1.4 million decrease related to the 4.1% decrease in year-over-year transactions.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 31.0%, up from 29.5% in the comparable period in the prior year due to the cost increases highlighted above, partially offset by the higher prices. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 32.8%, up from 31.0% in the comparable period in the prior year. The year-to-date percentage was impacted by the cost increases highlighted above, partially offset by an increase in pricing.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $0.5 million, or 2.0%, from the comparable period in the prior year. The increase was primarily due to a $0.6 million increase in utilities, a $0.2 million increase in market place delivery fees and a $0.2 million increase in other operating expenses. The increase in occupancy and other operating expenses was partially offset by a $0.4 million decrease in occupancy costs and a $0.1 million decrease in operating supplies.

Year-to-date, occupancy and other operating expenses increased $0.5 million, or 1.0%, from the comparable period in the prior year. The increase was primarily due to a $0.9 million increase in utilities and a $0.4 million increase in market place delivery fees. The increase in occupancy and other operating expenses was partially offset by a $0.5 million decrease in occupancy costs and a $0.3 million decrease in operating supplies.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.3%, up from 23.7% in the comparable period. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.7%, up from 24.5% in the comparable period of the prior year. Both the quarter and year-to-date increases resulted from cost increases highlighted above.

General and Administrative Expenses

For the quarter, general and administrative expenses decreased $0.8 million, or 8.0%, from the comparable period in the prior year. The decrease for the quarter was due to a $0.4 million decrease in labor related costs, primarily related to a decrease in estimated management bonus expense, a $0.3 million decrease in legal and professional expenses and a $0.1 million decrease in other general and administrative expenses.

Year-to-date, general and administrative expenses decreased $1.4 million, or 6.5%, from the comparable period in the prior year. The decrease for the year-to-date period was due primarily to a $0.8 million decrease in labor related costs, primarily related to a decrease in estimated management bonus expense, a $0.6 million decrease in legal and professional expenses, a $0.3 million decrease in temporary office staff and recruiting costs and a $0.1 million decrease in stock compensation expenses. This decrease was partially offset by a $0.4 million increase in other general and administrative expenses.

For the quarter, general and administrative expenses as a percentage of total revenue were 7.8%, down from 8.6% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 8.4%, down from 9.1% in the comparable period of the prior year. The percentage decrease for the quarterly and year-to-date periods is primarily due to the cost increases discussed above.

Impairment and Closed-Store Reserves

During the thirteen and twenty-six weeks ended June 29, 2022, we recorded non-cash impairment charges of $0.2 million and $0.3 million, respectively, primarily related to the long-lived assets of one restaurant in California. During the thirteen and twenty-six weeks ended June 30, 2021, we recorded non-cash impairment charges of $0.4 million and

$0.7 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California, and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen and twenty-six weeks ended June 29, 2022, we recognized less than $0.1 million and $0.1 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and twenty-six weeks ended June 30, 2021, we recognized less than $0.1 million and $0.2 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter, interest expense, net, was consistent with the comparable period in the prior year. For the year-to-date period, interest expense, net, decreased $0.1 million from the comparable period in the prior year. The year-to-date decrease was primarily related to lower interest rates and lower outstanding balances on our 2018 Revolver (as defined below).

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 29, 2022, we recorded income tax receivable agreement income of $0.2 million and $0.3 million, respectively, and for the thirteen and twenty-six weeks ended June 30, 2021 we recorded income tax receivable agreement expense of less than $0.1 million and income tax receivable agreement income of less than $0.1 million, respectively.

Provision for Income Taxes

For the quarter ended June 29, 2022, we recorded an income tax provision of $3.1 million, reflecting an estimated effective tax rate of 30.0%. For the quarter ended June 30, 2021, we recorded an income tax provision of $3.4 million, reflecting an estimated effective tax rate of approximately 27.8%. For the year-to-date period ended June 29, 2022, we recorded an income tax provision of $4.0 million, reflecting an estimated effective tax rate of approximately 30.0%. For the year-to-date ended June 30, 2021, we recorded an income tax provision of $5.0 million, reflecting an estimated effective tax rate of approximately 28.1%.

The difference between the 21.0% statutory rate and our effective tax rate of 30.0% for the year-to-date ended June 29, 2022 is primarily a result of state taxes, the change in valuation allowance against certain state credits, a tax shortfall related to non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Company-operated restaurant revenue	$106,454	$106,970	$200,411	$201,131
Franchise revenue	10,064	8,389	19,319	16,001
Franchise advertising fee revenue	7,593	6,626	14,429	12,574
Total Revenue	124,111	121,985	234,159	229,706
Franchise revenue	(10,064)	(8,389)	(19,319)	(16,001)
Franchise advertising fee revenue	(7,593)	(6,626)	(14,429)	(12,574)
Sales from franchised restaurants	169,032	148,130	321,609	281,095
System-wide sales	$275,486	$255,100	$522,020	$482,226

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 29, 2022 and June 30, 2021, there were 465 and 465 comparable restaurants, 183 and 191 company-operated restaurants and 282 and 274 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants, and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation, or superior to, or as substitutes for the analysis of our results as reported under GAAP. Management uses restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods, and to evaluate our restaurant financial performance compared with our competitors. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors, because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Restaurant contribution and restaurant contribution margin may also assist investors in evaluating our business and performance relative to industry peers and provide greater transparency with respect to our financial condition and results of operations.

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021

Restaurant contribution:
Income from operations	$10,429	$12,671	$13,749	$18,672
Add (less):
General and administrative expenses	9,679	10,523	19,633	20,997
Franchise expenses	9,557	8,161	18,288	15,912
Depreciation and amortization	3,618	3,917	7,215	7,855
Loss on disposal of assets	42	85	108	111
Loss on assets held for sale	—	1,524	—	1,524
Franchise revenue	(10,064)	(8,389)	(19,319)	(16,001)
Franchise advertising fee revenue	(7,593)	(6,626)	(14,429)	(12,574)
Impairment and closed-store reserves	248	360	379	924
Restaurant contribution	$15,916	$22,226	$25,624	$37,420

Company-operated restaurant revenue:
Total revenue	$124,111	$121,985	$234,159	$229,706
Less:
Franchise revenue	(10,064)	(8,389)	(19,319)	(16,001)
Franchise advertising fee revenue	(7,593)	(6,626)	(14,429)	(12,574)
Company-operated restaurant revenue	$106,454	$106,970	$200,411	$201,131

Restaurant contribution margin (%)	15.0%	20.8%	12.8%	18.6%

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

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, provision for income taxes, depreciation, and amortization. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization, and other items that we do not consider representative of our on-going operating performance, as identified in the reconciliation table below.

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 29, 2022	June 30, 2021	June 29, 2022	June 30, 2021
Net income	$7,141	$8,818	$9,256	$12,782
Non-GAAP adjustments:
Provision for income taxes	3,055	3,393	3,960	4,990
Interest expense, net of interest income	419	433	849	950
Depreciation and amortization	3,618	3,917	7,215	7,855
EBITDA	$14,233	$16,561	$21,280	$26,577
Stock-based compensation expense (a)	970	1,041	1,796	1,894
Loss on disposal of assets (b)	42	85	108	111
Loss on assets held for sale (c)	—	1,524	—	1,524
Impairment and closed-store reserves (d)	248	360	379	924
Income tax receivable agreement expense (income) (e)	(186)	27	(316)	(50)
Securities class action legal expense (f)	16	307	453	671
Pre-opening costs (g)	43	21	150	184
Adjusted EBITDA	$15,366	$19,926	$23,850	$31,835
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
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
(d)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During the thirteen and twenty-six weeks ended June 29, 2022, we recorded non-cash impairment charges of $0.2 million and $0.3 million, respectively, primarily related to the long-lived assets of one restaurant in California.

During the thirteen and twenty-six weeks ended June 30, 2021, we recorded non-cash impairment charges of $0.4 million and $0.7 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California, and the long-lived assets of three restaurants in California.

During the thirteen and twenty-six weeks ended June 29, 2022, we recognized less than $0.1 million and $0.1 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and twenty-six weeks ended June 30, 2021, we recognized less than $0.1 million and $0.2 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 29, 2022 and June 30, 2021, income tax receivable agreement expense (income) consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(f)	Consists of costs related to the defense of securities lawsuits.
(g)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our revolving credit facility. Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months from the issuance of the condensed consolidated financial statements.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 29, 2022	June 30, 2021
Net cash provided by (used in)
Operating activities	$11,820	$26,624
Investing activities	(8,831)	(4,272)
Financing activities	1,276	(22,947)
Net increase (decrease) in cash	$4,265	$(595)

Operating Activities

For the twenty-six weeks ended June 29, 2022, net cash from operating activities changed by approximately $14.8 million from the comparable period of the prior year. This change was due to unfavorable working capital fluctuations and lower profitability compared to the same period in the prior year.

Investing Activities

For the twenty-six weeks ended June 29, 2022, net cash used in investing activities changed by $4.6 million from the comparable period of the prior year. This change was due primarily to the Company receiving a deposit of $4.6 million on sale of eight restaurants within the Sacramento area during the twenty-six weeks ended June 30, 2021.

Financing Activities

For the twenty-six weeks ended June 29, 2022, net cash from financing activities changed by $24.2 million from the comparable period of the prior year. This change was due primarily to a $1.6 million cash inflow increase related to option exercises during the twenty-six weeks ended June 29, 2022, compared to a $22.8 million cash outflow related to the pay downs on the 2018 Revolver during the twenty-six weeks ended June 30, 2021.

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

Borrowings under the 2018 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either LIBOR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) LIBOR plus 1.00%. For LIBOR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2018 Revolver may be repaid and reborrowed. The interest rate range was 1.70% to 2.87% and 1.35% to 2.87% for the thirteen and twenty-six weeks ended June 29, 2022, respectively, and 1.35% to 1.36% and 1.35% to 1.65% for the thirteen and twenty-six weeks ended June 30, 2021, respectively.

The 2018 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of June 29, 2022.

At June 29, 2022, $10.0 million of letters of credit and $40.0 million of borrowings were outstanding under the 2018 Revolver. There were $100.0 million remaining borrowings available under the 2018 Revolver at June 29, 2022.

During the year ended December 25, 2019, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus the applicable margin spread, which was 1.5% for the twenty-six weeks ended June 29, 2022. The interest rate swap matures in June 2023.

Subsequent to June 29, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement. On July 29, 2022, we made a $20.0 million payment to the 2022 Revolver and the outstanding balance as of August 4, 2022 was $20.0 million. See “Recent Developments” above and Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Subsequent Events” for additional information.

Material Cash Requirements

Our material cash requirements as of June 29, 2022 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 29, 2021. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, (iv) purchasing commitments for chicken, (v) restaurant finance lease payments, and (vi) capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our debt, which bears interest, at USD LIBOR plus a margin between 1.25% and 2.25%. As of June 29, 2022, we had outstanding borrowings of $40.0 million under our 2018 Revolver, $10.0 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2018 Revolver was 1.5%. After giving effect to the $40.0 million of interest rate swaps described below, we effectively did not have any long-term debt subject to variations in interest rates as of June 29, 2022 and as such, a one percent increase in the variable rate of interest would not result in a material increase in annual interest expense.

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. On July 29, 2022, we made a $20.0 million payment to the 2022 Revolver and the outstanding balance as of August 4, 2022 was $20.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. For more information regarding the 2022 Credit Agreement, see Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Subsequent Events.” If future rates based upon SOFR are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

We manage our interest rate risk through normal operating and financing activities and, when determined appropriate, through the use of derivative financial instruments. To balance our portfolio, we entered into an interest rate swap during the year ended December 25, 2019 with a notional amount of $40.0 million, related to the then-outstanding borrowings under our 2018 Revolver. The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus applicable margin, which was 1.5% for the twenty-six weeks ended June 29, 2022. The interest rate swap matures in June 2023.

Subsequent to the quarter-end, in connection with our entry into the 2022 Credit Agreement, we terminated the interest rate swap previously used to hedge interest rate risk. In settlement of this swap, we received approximately $0.6 million. The remaining amount in AOCI related to the hedging relationship will be reclassified into earnings when the hedged forecasted transaction is reported in earnings.

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, general and administrative, and other costs, all of which can materially impact our operations. In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future. In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 29, 2022.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 29, 2022, the Company acquired shares of its common stock held by its employees to satisfy tax withholding obligations in connection with the vesting of previously issued restricted stock. The number of shares of common stock acquired and the average price paid per share for each month in the second quarter ended June 29, 2022 are as shown in the table below.

	Total Number of	Average Price
	Shares Purchased	Paid Per Share
March 31, 2022 to April 27, 2022	—	$—
April 28, 2022 to May 25, 2022	20,317	$10.59
May 26, 2022 to June 29, 2022	—	$—
Total	20,317	$10.59

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556

10.1	Severance and Separation Agreement, dated June 15, 2022, between El Pollo Loco Holdings, Inc. and Miguel Lozano		8-K		10.1	6/21/2022	001-36556

10.2	Employment Agreement, dated June 28, 2022, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K		10.1	7/1/2022	001-36556

10.3	Credit Agreement, dated as of July 27, 2022, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., as guarantor, the other guarantors party thereto, the lenders party thereto and Bank of America, as administrative agent, swingline lender and letter of credit issuer		8-K		10.1	8/2/2022	001-36556

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: August 5, 2022	/s/ Laurance Roberts
Laurance Roberts
President and Chief Executive Officer
(duly authorized officer)
Date: August 5, 2022	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial officer)