Form 10-Q
period 2022-09-28
El Pollo Loco Holdings, Inc.
filed 2022-11-04
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2022

or

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

As of October 28, 2022, there were 37,049,182 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 28,	December 29,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$19,275	$30,046
Accounts and other receivables, net	14,946	13,407
Inventories	2,209	2,318
Prepaid expenses and other current assets	2,977	3,732
Income tax receivable	570	—
Total current assets	39,977	49,503
Property and equipment, net	78,107	75,668
Property and equipment held under finance lease, net	1,565	1,635
Property and equipment held under operating leases, net ("ROU asset")	167,985	171,981
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	1,253	2,245
Other assets	2,920	2,192
Total assets	$602,369	$613,786
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$109	$143
Current portion of obligations under operating leases	20,063	19,959
Accounts payable	12,486	10,626
Accrued salaries and vacation	6,975	11,539
Accrued insurance	11,286	11,193
Accrued income taxes payable	—	889
Current portion of income tax receivable agreement payable	417	437
Other accrued expenses and current liabilities	18,930	19,796
Total current liabilities	70,266	74,582
Revolver loan	20,000	40,000
Obligations under finance leases, net of current portion	1,653	1,712
Obligations under operating leases, net of current portion	167,562	171,651
Deferred taxes	6,739	5,464
Income tax receivable agreement payable, net of current portion	776	1,101
Other noncurrent liabilities	5,862	8,653
Total liabilities	272,858	303,163
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 37,053,405 and 36,601,648 shares issued and outstanding as September 28, 2022 and December 29, 2021, respectively	370	365
Additional paid-in-capital	347,079	342,941
Accumulated deficit	(18,128)	(32,393)
Accumulated other comprehensive income (loss)	190	(290)
Total stockholders’ equity	329,511	310,623
Total liabilities and stockholders’ equity	$602,369	$613,786

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Revenue
Company-operated restaurant revenue	$103,174	$99,986	$303,585	$301,117
Franchise revenue	9,543	8,918	28,862	24,919
Franchise advertising fee revenue	7,161	6,796	21,590	19,370
Total revenue	119,878	115,700	354,037	345,406
Cost of operations
Food and paper cost	30,163	26,698	89,586	78,971
Labor and related expenses	33,279	27,802	98,966	90,060
Occupancy and other operating expenses	26,920	25,108	76,597	74,288
Company restaurant expenses	90,362	79,608	265,149	243,319
General and administrative expenses	9,855	9,357	29,488	30,354
Franchise expenses	9,027	8,545	27,315	24,457
Depreciation and amortization	3,530	3,685	10,745	11,540
Loss on disposal of assets	21	83	129	194
Loss on disposition of restaurants	—	10	—	1,534
Impairment and closed-store reserves	219	167	598	1,091
Total expenses	113,014	101,455	333,424	312,489
Income from operations	6,864	14,245	20,613	32,917
Interest expense, net	108	449	957	1,399
Income tax receivable agreement income	(29)	(19)	(345)	(69)
Income before provision for income taxes	6,785	13,815	20,001	31,587
Provision for income taxes	1,776	3,654	5,736	8,644
Net income	$5,009	$10,161	$14,265	$22,943
Net income per share
Basic	$0.14	$0.28	$0.39	$0.64
Diluted	$0.14	$0.28	$0.39	$0.63
Weighted-average shares used in computing net income per share
Basic	36,402,899	36,067,754	36,329,938	35,930,246
Diluted	36,507,050	36,525,424	36,491,624	36,457,110

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Net income	$5,009	$10,161	$14,265	$22,943
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized net gains (losses) arising during the period from interest rate swap	43	(32)	974	44
Reclassifications of (gains) losses into net income	(369)	133	(197)	367
Income tax expense	—	(27)	(297)	(111)
Other comprehensive (loss) income, net of taxes	(326)	74	480	300
Comprehensive income	$4,683	$10,235	$14,745	$23,243

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended September 28, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, June 29, 2022	37,002,513	$369	$346,095	$(23,137)	$516	$323,843
Stock-based compensation	—	—	1,009	—	—	1,009
Issuance of common stock related to restricted shares	53,476	1	(1)	—	—	—
Shares repurchased for employee tax withholdings	(2,584)	—	(24)	—	—	(24)
Other comprehensive income, net of tax	—	—	—	—	(326)	(326)
Net income	—	—	—	5,009	—	5,009
Balance, September 28, 2022	37,053,405	$370	$347,079	$(18,128)	$190	$329,511

	Thirteen Weeks Ended September 29, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, June 30, 2021	36,637,761	$367	$341,358	$(48,732)	$(607)	292,386
Stock-based compensation	—	—	1,042	—	—	1,042
Issuance of common stock upon exercise of stock options, net	41,216	—	300	—	—	300
Shares repurchased for employee tax withholdings	(2,446)	—	(45)	—	—	(45)
Forfeiture of common stock related to restricted shares	(5,084)	(1)	1	—	—	—
Other comprehensive income, net of tax	—	—	—	—	74	74
Net income	—	—	—	10,161	—	10,161
Balance, September 29, 2021	36,671,447	$366	$342,656	$(38,571)	$(533)	$303,918

	Thirty-Nine Weeks Ended September 28, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 29, 2021	36,601,648	$365	$342,941	$(32,393)	$(290)	$310,623
Stock-based compensation	—	—	2,806	—	—	2,806
Issuance of common stock related to restricted shares	352,114	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	150,475	1	1,579	—	—	1,580
Shares repurchased for employee tax withholdings	(22,901)	—	(243)	—	—	(243)
Forfeiture of common stock related to restricted shares	(27,931)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	480	480
Net income	—	—	—	14,265	—	14,265
Balance, September 28, 2022	37,053,405	$370	$347,079	$(18,128)	$190	$329,511

	Thirty-Nine Weeks Ended September 29, 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 30, 2020	36,423,505	$364	$339,561	$(61,514)	$(833)	$277,578
Stock-based compensation	—	—	2,936	—	—	2,936
Issuance of common stock related to restricted shares	206,098	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options, net	132,760	1	865	—	—	866
Shares repurchased for employee tax withholdings	(40,384)	—	(705)	—	—	(705)
Forfeiture of common stock related to restricted shares	(50,532)	(1)	1	—	—	—
Other comprehensive income, net of tax	—	—	—	—	300	300
Net income	—	—	—	22,943	—	22,943
Balance, September 29, 2021	36,671,447	$366	$342,656	$(38,571)	$(533)	$303,918

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021
Cash flows from operating activities:
Net income	$14,265	$22,943
Adjustments to reconcile net income to net cash flows provided by provided by operating activities:
Depreciation and amortization	10,745	11,540
Stock-based compensation expense	2,806	2,936
Income tax receivable agreement income	(345)	(69)
Loss on disposition of restaurants	—	1,534
Loss on disposal of assets	129	194
Impairment of property and equipment	392	701
Amortization of deferred financing costs	292	188
Deferred income taxes, net	2,351	2,026
Changes in operating assets and liabilities:
Accounts and other receivables	(1,539)	(1,547)
Inventories	108	(27)
Prepaid expenses and other current assets	755	825
Income taxes receivable	(1,459)	3,616
Other assets	(150)	289
Accounts payable	1,285	(507)
Accrued salaries and vacation	(4,564)	(2,116)
Accrued insurance	93	615
Other accrued expenses and liabilities	(3,257)	(809)
Net cash flows provided by operating activities	21,907	42,332
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	4,556
Purchase of property and equipment	(13,022)	(12,699)
Net cash flows used in investing activities	(13,022)	(8,143)
Cash flows from financing activities:
Payments on revolver and swingline loan	(20,000)	(22,800)
Minimum tax withholdings related to net share settlements	(243)	(705)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,580	866
Payment of obligations under finance leases	(124)	(100)
Deferred financing costs for revolver loan	(869)	—
Net cash flows used in financing activities	(19,656)	(22,739)
Increase (decrease) in cash and cash equivalents	(10,771)	11,450
Cash and cash equivalents, beginning of period	30,046	13,219
Cash and cash equivalents, end of period	$19,275	$24,669

	Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021
Supplemental cash flow information
Cash paid during the period for interest	$819	$828
Cash paid during the period for income taxes	$5,100	$4,088
Unpaid purchases of property and equipment	$3,030	$2,259

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 28, 2022, the Company operated 190 and franchised 297 El Pollo Loco restaurants.

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

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2022 Revolver (as defined below) on a full and unconditional basis (see Note 4, “Long-Term Debt”), and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively, subject to the terms of the 2022 Revolver.

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

COVID-19

The Company may face future business disruption and related risks resulting from the ongoing COVID-19 pandemic or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. During both thirteen weeks ended September 28, 2022 and September 29, 2021, respectively, the Company incurred $0.5 million in COVID-19 related expenses, primarily due to leaves of absence. During the thirty-nine weeks ended September 28, 2022 and September 29, 2021, respectively, the Company incurred $3.1 million and $3.5 million, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. While all of the Company’s restaurants had dining rooms open as of September 28, 2022, the Company continues to experience staffing challenges, including higher wage inflation, overtime costs and other labor related costs. Further, the Company continues to experience inflationary pressures, which resulted in increased commodity prices and impacted the Company’s business and results of operations during the thirteen and thirty-nine weeks ended September 28, 2022. The Company expects these pressures to continue during the remainder of fiscal 2022.

Due to the rapid development and fluidity of this situation, the Company cannot determine the ultimate direct and indirect impact that the COVID-19 pandemic and related economic effects will have on the Company’s condensed consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on the Company’s condensed consolidated financial condition, liquidity, and future results of operations is uncertain.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At September 28, 2022, the Company’s total debt was $20.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations and available cash of $19.3 million at September 28, 2022 will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements

None.

Subsequent Events

On October 11, 2022, the Company announced that its Board of Directors declared a special dividend of $1.50 per share on the common stock, par value $0.01 per share, of the Company (the “Common Stock”). The special dividend is payable on November 9, 2022, to stockholders of record, including holders of restricted stock and restricted stock units, at the close of business on October 24, 2022.

In addition, on October 11, 2022, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $20.0 million of shares of the Company’s Common Stock. The repurchase program will terminate on March 28, 2024, may be modified, suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares.

Lastly, on November 3, 2022, the Company borrowed $46.0 million on its 2022 Revolver and outstanding borrowings as of November 3, 2022 were $66.0 million. After payment of the special dividend, the Company is expected to have approximately $10.0 million in cash on hand.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier to whom amounts due totaled 25.2% and 26.1% of the Company’s accounts payable at September 28, 2022 and December 29, 2021, respectively. Purchases from the Company’s largest supplier totaled 28.4% and 28.5% of total expenses for the thirteen and thirty-nine weeks ended September 28, 2022 and 27.0% and 28.1% of total expenses for the thirteen and thirty-nine weeks ended September 29, 2021.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.9% and 71.2% of total revenue for the thirteen and thirty-nine weeks ended September 28, 2022 and 71.6% and 70.8% for the thirteen and thirty-nine weeks ended September 29, 2021, respectively.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 28, 2022. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 28, 2022.

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

During fiscal 2019, the Company entered into an interest rate swap, which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company’s counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for the Company’s credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. In connection with the Company’s entry into the 2022 Credit Agreement (as defined below), it terminated the interest rate swap in July 2022 previously used to hedge interest rate risk. In settlement of this swap, the Company received approximately $0.6 million. See Note 4, “Long-Term Debt” for further discussion regarding the Company’s interest rate swap and its termination.

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

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 28, 2022, reflecting certain property and equipment assets and right-of-use (“ROU”) assets for which an impairment loss was recognized during the corresponding periods, as discussed under Note 2, “Property and Equipment” and immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 28, 2022 Using			Ended September 28, 2022	Ended September 28, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$100	$353
Certain ROU assets, net	$332	$—	$—	$332	$39	$39

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and thirty-nine weeks ended September 29, 2021, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 29, 2021 Using			Ended September 29, 2021	Ended September 29, 2021
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$34	$293
Certain ROU assets, net	$424	$—	$—	$424	$—	$407

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume for the last twelve months is less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has closed or been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen and thirty-nine weeks ended September 28, 2022 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, primarily related to the long-lived assets of one restaurant in California.

The Company recorded a non-cash impairment charge of $0.1 million and $0.7 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the carrying value of the ROU assets of one restaurant in California and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During the thirteen and thirty-nine weeks ended September 28, 2022, the Company recognized less than $0.1 million and $0.2 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen and thirty-nine weeks ended September 29, 2021, the Company recognized less than $0.1 million and $0.4 million of closed-store reserve expense, respectively, primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

Derivative Financial Instruments

The Company used an interest rate swap, a derivative instrument, to hedge interest rate risk and not for trading purposes. The derivative contract was entered into with a financial institution. In connection with the Company’s entry into the 2022 Credit Agreement (as defined below), it terminated the interest rate swap on July 28, 2022.

The Company recorded the derivative instrument on its condensed consolidated balance sheets at fair value. The derivative instrument qualified as a hedging instrument in a qualifying cash flow hedge relationship, and the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive (loss) income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified to earnings immediately.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 28, 2022 or at December 29, 2021. The Company did not recognize interest or penalties during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021, respectively, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 28, 2022, the Company recorded income tax receivable agreement income of less than $0.1 million and $0.3 million, respectively, and for both the thirteen and thirty-nine weeks ended September 29, 2021, the Company recorded income tax receivable agreement income of less than $0.1 million, in each case, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

The Coronavirus Aid, Relief and Economic Security Act provides for the deferral of employer Social Security taxes that are otherwise owed for wage payment and the creation of refundable employee retention credits. The total amount deferred as of December 30, 2020 was $4.9 million, of which 50% was paid at the end of 2021 and the remaining 50% is due by December 31, 2022.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 28, 2022	December 29, 2021
Land	$12,323	$12,323
Buildings and improvements	152,089	144,631
Other property and equipment	82,095	78,383
Construction in progress	5,133	5,333
	251,640	240,670
Less: accumulated depreciation and amortization	(173,533)	(165,002)
	$78,107	$75,668

Depreciation expense was $3.5 million and $3.7 million for the thirteen weeks ended September 28, 2022 and September 29, 2021, respectively, and $10.7 million and $11.5 million for the thirty-nine weeks ended September 28, 2022 and September 29, 2021, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, primarily related to the carrying value of the long-lived assets of one restaurant in California.

During the thirteen and thirty-nine weeks ended September 29, 2021, the Company recorded non-cash impairment charges of less than $0.1 million and $0.3 million, respectively, primarily related to the carrying value of the assets of three restaurants in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

At September 28, 2022, options to purchase 1,181,944 shares of common stock were outstanding, including 659,861 vested and 522,083 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At September 28, 2022, 203,569 premium options, which are options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of September 28, 2022 and changes during the thirty-nine weeks ended September 28, 2022 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 29, 2021	978,078	$11.45
Grants	372,958	10.54
Exercised	(150,475)	10.50
Forfeited, cancelled or expired	(18,617)	$15.86
Outstanding - September 28, 2022	1,181,944	$11.21	6.06	$742
Vested and expected to vest at September 28, 2022	1,172,082	$11.21	6.03	$742
Exercisable at September 28, 2022	659,861	$10.50	3.58	$742

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 28, 2022	September 29, 2021
Expected volatility	43.0%	46.9%
Risk-free interest rate	2.9%	1.1%
Expected term (years)	6.25	6.25
Expected dividends	—	—

At September 28, 2022, the Company had total unrecognized compensation expense of $2.5 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.20 years.

A summary of restricted share activity as of September 28, 2022 and changes during the thirty-nine weeks ended September 28, 2022 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 29, 2021	495,780	$13.92
Granted	352,114	$10.36
Released	(180,696)	$13.10
Forfeited, cancelled, or expired	(27,931)	$14.01
Unvested shares at September 28, 2022	639,267	$12.19

At September 28, 2022, the Company had unrecognized compensation expense of $6.4 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.76 years.

Total stock-based compensation expense was $1.0 million and $2.8 million for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, and $1.0 million and $2.9 million for the thirteen and thirty-nine weeks ended September 29, 2021.

4. LONG-TERM DEBT

On July 27, 2022, the Company refinanced and terminated its credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provided for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”). The 2018 Revolver was refinanced pursuant to a credit agreement (the “2022 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2022 Revolver”). In connection with the refinancing, the 2018 Credit Agreement was terminated.

The 2022 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. The obligations under the 2022 Credit Agreement and related loan documents are guaranteed by Holdings and Intermediate. The obligations of Holdings, EPL and Intermediate under the 2022 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

The special dividend announced by the Company’s Board of Directors on October 11, 2022 is permitted under the terms of 2022 Revolver pursuant to both subclause (iii)(d) and (iii)(e) of the preceding sentence. Under the 2022 Revolver, Holdings is restricted from making certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range was 2.87% to 6.00% and 1.35% to 6.00% for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, and 1.34% to 1.35% and 1.34% to 1.65% for the thirteen and thirty-nine weeks ended September 29, 2021.

The 2022 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 28, 2022.

At September 28, 2022, $10.0 million of letters of credit and $20.0 million in borrowings under the 2022 Revolver were outstanding. The Company had $120.0 million in borrowing availability under the 2022 Revolver at September 28, 2022.

Maturities

On July 27, 2022, the Company refinanced and terminated the 2018 Revolver pursuant to the 2022 Credit Agreement. During both the thirteen and thirty-nine weeks ended September 28, 2022 the Company paid down $20.0 million on the 2022 Revolver. During the thirty-nine weeks ended September 29, 2021, the Company paid down $22.8 million on the 2018 Revolver none of which was paid during the thirteen weeks ended September 29, 2021.

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

In connection with the Company’s entry into the 2022 Credit Agreement, it terminated the interest rate swap on July 28, 2022 which was previously used to hedge interest rate risk. Prior to the interest rate swap termination, the swap was a highly effective cash flow hedge. In settlement of this swap, the Company received approximately $0.6 million and derecognized the corresponding interest rate swap asset. The remaining amount in AOCI related to the hedging relationship will be reclassified into earnings when the hedged forecasted transaction is reported in earnings.

As of September 28, 2022, the estimated net gains included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.3 million, based on current Term SOFR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the condensed consolidated balance sheets (in thousands):

	September 28, 2022		December 29, 2021
	Notional	Fair value	Notional	Fair value
Other liabilities - Interest rate swap	$—	$—	$40,000	$396

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Interest expense on hedged portion of debt	$92	$97	$439	433
Interest (income) expense on interest rate swap	(369)	133	(197)	367
Interest (income) expense on debt and derivatives, net	$(277)	$230	$242	$800

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021 (in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
			Loss Reclassified from				Loss Reclassified from
	Net Gain (Loss) Recognized in OCI		AOCI into Interest (Income) Expense		Net Gain Recognized in OCI		AOCI into Interest (Income) Expense
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Interest rate swap	$43	$(32)	$(369)	$133	$974	$44	$(197)	$367

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 28, 2022	December 29, 2021
Accrued sales and property taxes	$5,652	$4,726
Gift card liability	3,957	4,622
Loyalty rewards program liability	537	687
Accrued advertising	—	3,635
Accrued legal settlements and professional fees	1,161	771
Deferred franchise and development fees	627	637
Employer social security tax deferral	2,543	—
Other	4,453	4,718
Total other accrued expenses and current liabilities	$18,930	$19,796

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 28, 2022	December 29, 2021
Deferred franchise and development fees	$5,761	$5,691
Derivative liability	—	396
Employer social security tax deferral	—	2,426
Other	101	140
Total other noncurrent liabilities	$5,862	$8,653

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

On May 21, 2021, while the SLC’s motion to dismiss the Diep action was pending, the Company filed a notice of proposed partial settlement of the Diep action with respect to defendants Kay Bogeajis, Laurance Roberts, Stephen J. Sather, Edward J. Valle, Douglas K. Ammerman, and Samuel N. Borgese (collectively, the “Settling Defendants”). Defendant Trimaran Pollo Partners, LLC (“Trimaran”) was not a party to the settlement. The court approved the settlement of $625,000, less Plaintiffs’ fees of $156,250, on September 10, 2021, and dismissed all claims brought, or that could have been brought, against Settling Defendants. In connection with this settlement, the Company received $469,000 in insurance proceeds, which was recorded within general and administrative expenses in the Company’s statement of income for the thirty-nine weeks ended September 29, 2021.

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

At September 28, 2022, the Company’s total estimated commitment to purchase chicken was $9.3 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2036. As of September 28, 2022, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.4 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 28, 2022 was $1.9 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of September 28, 2022, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Numerator:
Net income	$5,009	$10,161	$14,265	$22,943
Denominator:
Weighted-average shares outstanding—basic	36,402,899	36,067,754	36,329,938	35,930,246
Weighted-average shares outstanding—diluted	36,507,050	36,525,424	36,491,624	36,457,110
Net income per share—basic	$0.14	$0.28	$0.39	$0.64
Net income per share—diluted	$0.14	$0.28	$0.39	$0.63
Anti-dilutive securities not considered in diluted EPS calculation	1,434,825	225,308	944,183	118,968

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Weighted-average shares outstanding—basic	36,402,899	36,067,754	36,329,938	35,930,246
Dilutive effect of stock options and restricted shares	104,151	457,670	161,686	526,864
Weighted-average shares outstanding—diluted	36,507,050	36,525,424	36,491,624	36,457,110

9. RELATED PARTY TRANSACTIONS

As of September 28, 2022, Trimaran Pollo Partners, L.L.C. (“LLC”), FS Equity Partners V, L.P. and FS Affiliates V, L.P. own approximately 30.2%, 14.7% and 0.2%, respectively, of our outstanding common stock. FS Equity V and FS Affiliates V, which previously indirectly held shares of our common stock through LLC, received shares directly on August 31, 2022, upon LLC’s pro rata distribution in kind of shares of our common stock to FS Equity V and FS Affiliates V.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and 50 points can be redeemed for a $5 reward to be used for a future purchase. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 28, 2022 and December 29, 2021, the revenue allocated to loyalty points that have not been redeemed was $0.5 million and $0.7 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of September 28, 2022, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28,	September 29,	September 28,	September 29,
	2022	2021	2022	2021
Core Market(1):
Company-operated restaurant revenue	$98,732	$95,292	$289,798	$281,945
Franchise revenue	4,501	4,184	13,559	11,956
Franchise advertising fee revenue	3,336	3,129	10,008	8,989
Total core market	$106,569	$102,605	$313,365	$302,890
Non-Core Market(2):
Company-operated restaurant revenue	$4,442	$4,694	$13,787	$19,172
Franchise revenue	5,042	4,733	15,303	12,963
Franchise advertising fee revenue	3,825	3,668	11,582	10,381
Total non-core market	$13,309	$13,095	$40,672	$42,516
Total revenue	$119,878	$115,700	$354,037	$345,406
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s IPO on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Greater Los Angeles area market	71.9%	71.6%	71.2%	70.8%
Other markets	28.1%	28.4%	28.8%	29.2%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 28, 2022 and September 29, 2021 (in thousands):

December 29, 2021	$6,328
Revenue recognized - beginning balance	(558)
Additional contract liability	618
September 28, 2022	$6,388

December 30, 2020	$5,628
Revenue recognized - beginning balance	(514)
Additional contract liability	1,330
September 29, 2021	$6,444

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of September 28, 2022 (in thousands):

Franchise revenues:
2022	$167
2023	608
2024	515
2025	468
2026	445
Thereafter	4,185
Total	$6,388

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	September 28,	December 29,
	2022	2021
Loyalty rewards liability, beginning balance	$687	$900
Revenue deferred	2,039	2,677
Revenue recognized	(2,189)	(2,890)
Loyalty rewards liability, ending balance	$537	$687

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of September 28, 2022 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	September 28,	December 29,
	2022	2021
Gift card liability	$3,957	$4,622

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021

Revenue recognized from gift card liability balance at the beginning of the year	$237	$220	$967	$903

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

As of September 28, 2022, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

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

During the thirteen and thirty-nine weeks ended September 28, 2022, the Company reassessed the lease terms on five and 18 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $2.0 million and $10.5 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, were recognized and will be amortized over the new lease term. During the thirteen and thirty-nine weeks ended September 29, 2021, the Company reassessed the lease terms on four and 16 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $2.6 million and $13.8 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 29, 2021, respectively, which were recognized and will be amortized over the new lease term. The reassessments had an impact on the original lease classification of one property during the thirty-nine weeks ended September 28, 2022 which represented $0.7 million of the $10.5 million total additional ROU asset and lease liabilities for the period. There were no reassessments that impacted the original lease classification during the thirteen weeks ended September 28, 2022. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirty-nine weeks ended September 28, 2022, the Company recorded a less than $0.1 million non-cash impairment charge related to one restaurant in California. The Company recorded a $0.4 million non-cash impairment charge for the thirty-nine weeks ended September 29, 2021 related to one restaurant closed in Texas in 2019 and one restaurant in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	September 28, 2022			September 29, 2021
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$18	$1	$19	$18	$1	$19
Interest on lease liabilities	10	1	11	14	1	15
Operating lease cost	6,646	256	6,902	6,552	267	6,819
Short-term lease cost	—	4	4	—	7	7
Variable lease cost	151	196	347	138	70	208
Sublease income	(1,130)	—	(1,130)	(1,128)	—	(1,128)
Total lease cost	$5,695	$458	$6,153	$5,594	$346	$5,940

	Thirty-Nine Weeks Ended
	September 28, 2022			September 29, 2021
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$55	$2	$57	$60	$2	$62
Interest on lease liabilities	32	2	34	44	2	46
Operating lease cost	19,795	776	20,571	19,935	861	20,796
Short-term lease cost	—	11	11	—	17	17
Variable lease cost	458	463	921	413	260	673
Sublease income	(3,387)	—	(3,387)	(2,722)	—	(2,722)
Total lease cost	$16,953	$1,254	$18,207	$17,730	$1,142	$18,872

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Lease cost – Occupancy and other operating expenses	$5,969	$5,811	$17,709	$18,191
Lease cost – General & administrative	133	97	343	316
Lease cost – Depreciation and amortization	18	18	55	60
Lease cost – Interest expense	11	14	35	44
Lease cost – Closed-store reserve	22	—	65	261
Total lease cost	$6,153	$5,940	$18,207	$18,872

During the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Thirty-Nine Weeks Ended September 28, 2022			Thirty-Nine Weeks Ended September 29, 2021
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$20,364	$737	$21,101	$19,371	$831	$20,202
Financing cash flows used for finance leases	$82	$42	$124	$67	$33	$100

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$10,486	$86	$10,572	$13,848	$—	$13,848
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$28	$28	$—	$196	$196
Derecognition of ROU assets due to terminations, impairment or modifications	$(39)	$(24)	$(63)	$(4,513)	$(99)	$(4,612)

Other Information
Weighted-average remaining years in lease term—finance leases	18.12	3.44		18.56	4.27
Weighted-average remaining years in lease term—operating leases	10.91	1.57		11.37	1.66
Weighted-average discount rate—finance leases	2.57%	1.53%		2.84%	1.54%
Weighted-average discount rate—operating leases	4.49%	3.82%		4.43%	3.91%

Information regarding the Company’s minimum future lease obligations as of September 28, 2022 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 28, 2022	$38	$7,073	$937
December 27, 2023	151	27,673	3,698
December 25, 2024	151	25,348	3,510
December 31, 2025	147	23,186	3,115
December 30, 2026	114	21,048	2,789
Thereafter	1,583	135,928	23,165
Total	$2,184	$240,256	$37,214
Less: imputed interest (1.53% - 4.49%)	(422)	(52,631)
Present value of lease obligations	1,762	187,625
Less: current maturities	(109)	(20,063)
Noncurrent portion	$1,653	$167,562

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended September 28, 2022 and September 29, 2021. The Company received $0.3 million of lease income from company-owned locations for each of the thirty-nine weeks ended September 28, 2022 and September 29, 2021.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	the impacts of the ongoing COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to maintain operations in their individual restaurants;
●	global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, and declines in median income growth, consumer confidence and consumer discretionary spending;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	vulnerability to changes in consumer preferences and political and economic conditions;
●	our ability to attract, develop and retain employees;
●	vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness, particularly avian flu;
●	dependence on frequent and timely deliveries of food and supplies and our dependence on a single supplier to distribute substantially all of our products to our restaurants;

●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	our reliance on our franchisees, who may incur financial hardships, lose access to credit, close restaurants, or declare bankruptcy, and our limited control over our franchisees and potential liability for their acts;
●	potential exposure to unexpected costs and losses from our self-insurance programs;
●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches of confidential customer data or personal information in connection with our electronic process of credit and debit card transactions;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	risks related to government regulation and litigation, including employment and labor laws; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 29, 2021, which filings are available online at www.sec.gov.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, a combination that we call “LA-Mex.” Our distinctive menu features our signature product--citrus-marinated fire-grilled chicken--and a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. We believe that our distinctive menu with better for you and more affordable alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

Market Trends and Uncertainties

We may face future business disruption and related risks resulting from the ongoing COVID-19 pandemic or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. During both thirteen weeks ended September 28, 2022 and September 29, 2021, respectively, we incurred $0.5 million in COVID-19 related expenses, primarily due to leaves of absence. During the thirty-nine weeks ended September 28, 2022 and September 29, 2021, respectively, we incurred $3.1 million and $3.5 million, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. In addition, while all of our restaurants had dining rooms open as of September 28, 2022, we continue to experience staffing challenges, including higher wage inflation, overtime costs and other labor related costs. Labor costs could also be adversely impacted as a result of California Assembly Bill No. 257, the Fast Food Accountability and Standards Recovery Act (“FAST Act”), which was signed into law in September 2022 and authorizes the creation of a council to set minimum standards for industry workers in California, including minimum wages. The FAST Act, currently subject to a referendum campaign, could result in increased labor cost at our California restaurants thereby potentially impacting the profitability of our California restaurants. Further, this bill could prompt similar legislation in other states. Further, we continue to experience inflationary pressures, which resulted in increased commodity prices and impacted our business and results of operations during the thirteen and thirty-nine weeks ended September 28, 2022. We expect these pressures to continue during the rest of fiscal 2022.

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

Growth Strategies and Outlook

As of September 28, 2022, we had 487 locations in six states. In fiscal 2021, we opened two new company-operated restaurants, one in Nevada and one in California, and our franchisees opened two new restaurants, one in Texas and one in Louisiana. For the thirty-nine weeks ended September 28, 2022, one new company-operated restaurant was opened in Nevada and two new company-operated restaurants were opened in California. For the thirty-nine weeks ended September 28, 2022, seven new franchised restaurants were opened in California. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	develop a people-first culture;
●	differentiate the brand;
●	simplify operations; and
●	accelerate new restaurant development.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

For the thirteen and thirty-nine weeks ended September 28, 2022, system-wide comparable restaurant sales increased by 3.8% and 6.3%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and thirty-nine weeks ended September 28, 2022 increased by 3.4% and 2.9%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an approximately 7.5% increase in average check size and a decrease in transactions of 4.1% and the year-to-date change in comparable restaurant sales consisted of a 4.1% decrease in transactions and a 7.0% increase in average check size. For franchised restaurants, comparable restaurant sales increased 4.1% and 8.6% for the thirteen and thirty-nine weeks ended September 28, 2022, respectively. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 28, 2022, were as follows:

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 28, 2022	2021	2020	2019
Company-operated restaurant activity:
Beginning of period	189	196	195	213
Openings	3	2	1	2
Restaurant sale to franchisee	—	(8)	—	(16)
Closures	(2)	(1)	—	(4)
Restaurants at end of period	190	189	196	195
Franchised restaurant activity:
Beginning of period	291	283	287	271
Openings	7	2	3	2
Restaurant sale to franchisee	—	8	—	16
Closures	(1)	(2)	(7)	(2)
Restaurants at end of period	297	291	283	287
System-wide restaurant activity:
Beginning of period	480	479	482	484
Openings	10	4	4	4
Closures	(3)	(3)	(7)	(6)
Restaurants at end of period	487	480	479	482

Restaurant Remodeling

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. During the year ended September 28, 2022, we have completed four company-operated restaurant remodels and eight franchise remodels using the new asset design. In fiscal 2022, we plan to continue our standard practices for remodels, which includes completing a total of six company and 20-30 franchise remodels using the new design. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of September 28, 2022 and December 29, 2021, the revenue allocated to loyalty points that had not been redeemed was $0.5 million and $0.7 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 3.1 million loyalty program members as of September 28, 2022.

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

Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that our critical accounting policies and estimates involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 29, 2021.

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

Labor and Related Expenses

Labor and related expenses include wages, payroll taxes, workers’ compensation expense, benefits, and bonuses paid to our restaurant management teams. Like other expense items, we expect labor costs to grow proportionately as our restaurant revenue grows. Factors that influence labor costs include minimum wage and payroll tax legislation, state labor laws (which, in California, may include the FAST Act), overtime, wage inflation, the frequency and severity of workers’ compensation claims, health care costs, and the performance of our restaurants.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended September 28, 2022 and September 29, 2021 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, are compared in the tables below.

	Thirteen Weeks Ended
	September 28, 2022		September 29, 2021		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$103,174	86.0	$99,986	86.4	$3,188	3.2
Franchise revenue	9,543	8.0	8,918	7.7	625	7.0
Franchise advertising fee revenue	7,161	6.0	6,796	5.9	365	5.4
Total revenue	119,878	100.0	115,700	100.0	4,178	3.6
Cost of operations
Food and paper costs (1)	30,163	29.2	26,698	26.7	3,465	13.0
Labor and related expenses (1)	33,279	32.3	27,802	27.8	5,477	19.7
Occupancy and other operating expenses (1)	26,920	26.1	25,108	25.1	1,812	7.2
Company restaurant expenses (1)	90,362	87.6	79,608	79.6	10,754	13.5
General and administrative expenses	9,855	8.2	9,357	8.1	498	5.3
Franchise expenses	9,027	7.5	8,545	7.4	482	5.6
Depreciation and amortization	3,530	2.9	3,685	3.2	(155)	(4.2)
Loss on disposal of assets	21	0.0	83	0.1	(62)	(74.7)
Loss on disposition of restaurants	—	—	10	0.0	(10)	N/A
Impairment and closed-store reserves	219	0.2	167	0.1	52	31.1
Total expenses	113,014	94.3	101,455	87.7	11,559	11.4
Income from operations	6,864	5.7	14,245	12.3	(7,381)	(51.8)
Interest expense, net of interest income	108	0.1	449	0.4	(341)	(75.9)
Income tax receivable agreement income	(29)	(0.1)	(19)	(0.0)	(10)	52.6
Income before provision for income taxes	6,785	5.7	13,815	11.9	(7,030)	(50.9)
Provision for income taxes	1,776	1.5	3,654	3.2	(1,878)	(51.4)
Net income	$5,009	4.2	$10,161	8.7	$(5,152)	(50.7)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 28, 2022 and September 29, 2021 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 28, 2022		September 29, 2021		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$303,585	85.7	$301,117	87.2	$2,468	0.8
Franchise revenue	28,862	8.2	24,919	7.2	3,943	15.8
Franchise advertising fee revenue	21,590	6.1	19,370	5.6	2,220	11.5
Total revenue	354,037	100.0	345,406	100.0	8,631	2.5
Cost of operations
Food and paper costs (1)	89,586	29.5	78,971	26.2	10,615	13.4
Labor and related expenses (1)	98,966	32.6	90,060	29.9	8,906	9.9
Occupancy and other operating expenses (1)	76,597	25.2	74,288	24.7	2,309	3.1
Company restaurant expenses (1)	265,149	87.3	243,319	80.8	21,830	9.0
General and administrative expenses	29,488	8.3	30,354	8.8	(866)	(2.9)
Franchise expenses	27,315	7.7	24,457	7.1	2,858	11.7
Depreciation and amortization	10,745	3.0	11,540	3.3	(795)	(6.9)
Loss on disposal of assets	129	0.0	194	0.1	(65)	(33.5)
Loss on disposition of restaurants	—	—	1,534	0.4	(1,534)	N/A
Impairment and closed-store reserves	598	0.2	1,091	0.3	(493)	(45.2)
Total expenses	333,424	94.2	312,489	90.5	20,935	6.7
Income from operations	20,613	5.8	32,917	9.5	(12,304)	(37.4)
Interest expense, net of interest income	957	0.3	1,399	0.4	(442)	(31.6)
Income tax receivable agreement income	(345)	(0.1)	(69)	(0.0)	(276)	400.0
Income before provision for income taxes	20,001	5.6	31,587	9.1	(11,586)	(36.7)
Provision for income taxes	5,736	1.6	8,644	2.5	(2,908)	(33.6)
Net income	$14,265	4.0	$22,943	6.6	$(8,678)	(37.8)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter, company-operated restaurant revenue increased $3.2 million, or 3.2%, from the comparable period in the prior year. The increase in company-operated restaurant sales was primarily due to an increase in company-operated comparable restaurant revenue of $3.3 million, or 3.4%. The company-operated comparable restaurant sales increase consisted of an approximately 7.5% increase in average check size due to increases in menu prices, partially offset by a 4.1% decrease in transactions. In addition, company-operated restaurant revenue was favorably impacted by $0.9 million of additional sales from restaurants opened during or after the third quarter of 2021 and a $0.1 million increase in revenue recognized for our loyalty points program. This company-operated restaurant sales increase was partially offset by a $1.1 million decrease in revenue from the closure of three restaurants during or subsequent to the third quarter of 2021.

Year-to-date, company-operated restaurant revenue increased $2.5 million, or 0.8%, from the comparable period in the prior year. The increase in company-operated restaurant sales was primarily due an increase in company-operated comparable restaurant revenue of $8.3 million, or 2.9%. The company-operated comparable restaurant sales increase consisted of an approximately 7.0% increase in average check size due to increases in menu prices, partially offset by a 4.1% decrease in transactions. In addition, company-operated restaurant revenue was favorably impacted by $1.9 million of additional sales from restaurants opened during or after the third quarter of 2021 and a $0.2 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during or subsequent to the third quarter of 2021. This company-operated restaurant sales increase was partially offset by a $5.3 million decrease in revenue from the eight company-operated restaurants sold by the Company to an existing franchisee and a $2.6 million decrease in revenue from the closure of three restaurants, in each case, during or subsequent to the first quarter of 2021.

Franchise Revenue

For the quarter, franchise revenue increased $0.6 million, or 7.0%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 4.1%, the opening of nine restaurants and eight company-operated restaurants sold by the Company to an existing franchisee, in each case, during or subsequent to the third quarter of 2021. This franchise revenue increase was partially offset by the closure of two franchise locations during or subsequent to the third quarter of 2021.

Year-to-date, franchise revenue increased $3.9 million, or 15.8%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 8.6% and the opening of nine restaurants during or subsequent to the third quarter of 2021. The remainder of the franchise revenue increase is attributed to the pass through income related to a corresponding increase in franchise expenses. This franchise revenue increase was partially offset by the closure of three franchise locations during or subsequent to the first quarter of 2021.

Franchise Advertising Fee Revenue

For the quarter, franchise advertising fee revenue increased $0.4 million, or 5.4%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue increased $2.2 million, or 11.5%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the quarter-to-date and year-to-date fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter, food and paper costs increased $3.5 million, or 13.0%, from the comparable period in the prior year, primarily due to a $3.2 million increase in food costs and a $0.3 million increase in paper costs. Year-to-date, food and paper costs increased $10.6 million, or 13.4%, from the comparable period in the prior year, due to a $1.4 million increase in paper costs and a $9.2 million increase in food costs. The increase in food and paper costs for the quarter and year-to-date periods resulted primarily from commodity inflation, partially offset by lower transactions. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 29.2%, up from 26.7% in the comparable period of the prior year.

Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 29.5%, up from 26.2% in the comparable period of the prior year. The percentage increase for the quarter and year-to-date periods was primarily due to an investment in new elevated packaging, partially offset by an increase in pricing.

Labor and Related Expenses

For the quarter, labor and related expenses increased $5.5 million, or 19.7%, from the comparable period in the prior year. The increase for the quarter was primarily due to recognizing a $3.2 million Employee Retention Credit (“ERC”) which was recorded as an offset to the corresponding payroll tax expense and was classified as part of the labor and other operating expenses on the condensed consolidated statements of income during the thirteen weeks ended September 29, 2021. Further, the increase for the quarter was impacted by a $2.1 million increase primarily related to minimum wage increases in California during fiscal 2022 and other labor wage increases as a result of competitive pressures, a $1.0 million increase in other labor related expenses primarily related to overtime and payroll taxes and a $0.4 million increase from restaurants opened during or after the third quarter of the prior year and. The increase in labor and related expenses for the quarter was partially offset by a $0.8 million decrease related to the 4.1% decrease in year-over-year transactions and a $0.4 million decrease in worker’s compensation expense.

Year-to-date, labor and related expenses increased $8.9 million, or 9.9%, from the comparable period in the prior year. The increase for the year-to-date period was due to a $6.2 million increase related to higher minimum wage increases in California during fiscal 2022 and other labor wage increases as a result of competitive pressures, a $1.3 million increase in overtime, $0.8 million in higher payroll taxes, a $0.7 million increase from restaurants opened during or after the third quarter of the prior year and a $1.1 million increase in other labor related expenses primarily related to training. Further, the increase for the year-to-date period was primarily due to recognizing a $3.2 million ERC which was recorded as an offset to the corresponding payroll tax expense and was classified as part of the labor and other operating expenses on the condensed consolidated statements of income during the thirty-nine weeks ended September 29, 2021. The increase in labor and related expenses for the year-to-date period was partially offset by a $2.0 million reduction in labor related to the eight locations sold to an existing franchisee during the prior year, a $1.8 million decrease related to the 4.1% decrease in year-over-year transactions and a $0.6 million decrease in worker’s compensation expense.

For the quarter, labor and related expenses as a percentage of company-operated restaurant revenue were 32.3%, up from 27.8% in the comparable period in the prior year due to the cost increases highlighted above, partially offset by the higher menu prices. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 32.6%, up from 29.9% in the comparable period in the prior year. The year-to-date percentage was impacted by the cost increases highlighted above, partially offset by an increase in menu pricing.

Occupancy and Other Operating Expenses

For the quarter, occupancy and other operating expenses increased $1.8 million, or 7.2%, from the comparable period in the prior year. The increase was primarily due to a $0.7 million increase in utilities, a $0.2 million increase in repairs and maintenance, a $0.2 million increase in market place delivery fees, a $0.2 million increase in occupancy costs and a $0.5 million increase in other operating supplies.

Year-to-date, occupancy and other operating expenses increased $2.3 million, or 3.1%, from the comparable period in the prior year. The increase was primarily due to a $1.6 million increase in utilities, a $0.5 million increase in market place delivery fees, a $0.3 million increase in repairs and maintenance and a $0.4 million increase in other operating expenses. The increase in occupancy and other operating expenses was partially offset by a $0.3 million decrease in occupancy costs and a $0.2 million decrease in operating services and supplies.

For the quarter, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 26.1%, up from 25.1% in the comparable period. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.2%, up from 24.7% in the comparable period of the prior year. Both the quarter and year-to-date increases resulted from cost increases highlighted above.

General and Administrative Expenses

For the quarter, general and administrative expenses increased $0.5 million, or 5.3%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $0.4 million increase in recruiting and training costs.

Year-to-date, general and administrative expenses decreased $0.9 million, or 2.9%, from the comparable period in the prior year. The decrease for the year-to-date period was due primarily to a $0.5 million decrease in labor related costs, primarily related to a decrease in estimated management bonus expense and a $0.5 million decrease in legal and outside professional services. This decrease was partially offset by a $0.1 million increase in professional services.

For the quarter, general and administrative expenses as a percentage of total revenue were 8.2%, up from 8.1% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 8.3%, down from 8.8% in the comparable period of the prior year. The percentage increase for the quarterly period is primarily due to the cost increases discussed above. The percentage decrease for the year-to-date period is primarily due to the cost decreases noted above.

Loss on Disposition of Restaurants

During the thirteen and thirty-nine weeks ended September 29, 2021, we completed the sale of our eight restaurants within the Sacramento area to an existing franchisee. This sale resulted in cash proceeds of $4.6 million and a net loss on sale of restaurants of less than $0.1 million and $1.5 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively.

Impairment and Closed-Store Reserves

During the thirteen and thirty-nine weeks ended September 28, 2022, we recorded non-cash impairment charges of $0.1 million and $0.4 million, respectively, primarily related to the long-lived assets of one restaurant in California. During the thirteen and thirty-nine weeks ended September 29, 2021, we recorded non-cash impairment charges of $0.1 million and $0.7 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California, and the long-lived assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During the thirteen and thirty-nine weeks ended September 28, 2022, we recognized $0.1 million and $0.2 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and thirty-nine weeks ended September 29, 2021, we recognized $0.1 million and $0.4 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter, interest expense, net, decreased $0.3 million from the comparable period in the prior year. For the year-to-date period, interest expense, net, decreased $0.4 million from the comparable period in the prior year. Both the quarter and year-to-date decreases in interest expense were primarily related to the unwinding of our interest rate swap and the corresponding payout that was recognized as part of interest income during the thirteen and thirty-nine weeks ended September 28, 2022 and lower outstanding balances on our 2022 Revolver (as defined below).

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 28, 2022, we recorded income tax receivable agreement income of less than $0.1 million and $0.3 million, respectively, and for both the thirteen and thirty-nine weeks ended September 29, 2021 we recorded income tax receivable agreement income of less than $0.1 million.

Provision for Income Taxes

For the quarter ended September 28, 2022, we recorded an income tax provision of $1.8 million, reflecting an estimated effective tax rate of 26.2%. For the quarter ended September 29, 2021, we recorded an income tax provision of $3.7 million, reflecting an estimated effective tax rate of approximately 26.4%. For the year-to-date period ended September 28, 2022, we recorded an income tax provision of $5.7 million, reflecting an estimated effective tax rate of approximately 28.7%. For the year-to-date ended September 29, 2021, we recorded an income tax provision of $8.7 million, reflecting an estimated effective tax rate of approximately 27.4%.

The difference between the 21.0% statutory rate and our effective tax rate of 28.7% for the year-to-date ended September 28, 2022 is primarily a result of state taxes, the change in valuation allowance against certain state credits, a tax shortfall related to non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Company-operated restaurant revenue	$103,174	$99,986	$303,585	$301,117
Franchise revenue	9,543	8,918	28,862	24,919
Franchise advertising fee revenue	7,161	6,796	21,590	19,370
Total Revenue	119,878	115,700	354,037	345,406
Franchise revenue	(9,543)	(8,918)	(28,862)	(24,919)
Franchise advertising fee revenue	(7,161)	(6,796)	(21,590)	(19,370)
Sales from franchised restaurants	159,742	151,657	481,351	432,752
System-wide sales	$262,916	$251,643	$784,936	$733,869

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 28, 2022 and September 29, 2021, there were 466 and 462 comparable restaurants, 184 and 189 company-operated restaurants and 282 and 273 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021

Restaurant contribution:
Income from operations	$6,864	$14,245	$20,613	$32,917
Add (less):
General and administrative expenses	9,855	9,357	29,488	30,354
Franchise expenses	9,027	8,545	27,315	24,457
Depreciation and amortization	3,530	3,685	10,745	11,540
Loss on disposal of assets	21	83	129	194
Loss on disposition of restaurants	—	10	—	1,534
Franchise revenue	(9,543)	(8,918)	(28,862)	(24,919)
Franchise advertising fee revenue	(7,161)	(6,796)	(21,590)	(19,370)
Impairment and closed-store reserves	219	167	598	1,091
Restaurant contribution	$12,812	$20,378	$38,436	$57,798

Company-operated restaurant revenue:
Total revenue	$119,878	$115,700	$354,037	$345,406
Less:
Franchise revenue	(9,543)	(8,918)	(28,862)	(24,919)
Franchise advertising fee revenue	(7,161)	(6,796)	(21,590)	(19,370)
Company-operated restaurant revenue	$103,174	$99,986	$303,585	$301,117

Restaurant contribution margin (%)	12.4%	20.4%	12.7%	19.2%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 28, 2022	September 29, 2021	September 28, 2022	September 29, 2021
Net income	$5,009	$10,161	$14,265	$22,943
Non-GAAP adjustments:
Provision for income taxes	1,776	3,654	5,736	8,644
Interest expense, net of interest income	108	449	957	1,399
Depreciation and amortization	3,530	3,685	10,745	11,540
EBITDA	$10,423	$17,949	$31,703	$44,526
Stock-based compensation expense (a)	1,009	1,042	2,806	2,936
Loss on disposal of assets (b)	21	83	129	194
Loss on disposition of restaurants (c)	—	10	—	1,534
Impairment and closed-store reserves (d)	219	167	598	1,091
Income tax receivable agreement income (e)	(29)	(19)	(345)	(69)
Securities class action legal expense (f)	(10)	(415)	443	256
Legal settlements (g)	(541)	—	(541)	—
Special legal expenses (h)	350	—	350	—
Pre-opening costs (i)	131	36	280	220
Adjusted EBITDA	$11,573	$18,853	$35,423	$50,688
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	During the thirteen and thirty-nine weeks ended September 29, 2021, we completed the sale of eight restaurants within the Sacramento area to an existing franchisee. This sale resulted in cash proceeds of $4.6 million during the thirty-nine weeks ended September 29, 2021 and a net loss on sale of restaurants of less than $0.1 million and $1.5 million for the thirteen and thirty-nine weeks ended September 29, 2021, respectively.
(d)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During the thirteen and thirty-nine weeks ended September 28, 2022, we recorded non-cash impairment charges of $0.1 million and $0.4 million, respectively, primarily related to the long-lived assets of one restaurant in California.

During the thirteen and thirty-nine weeks ended September 29, 2021, we recorded non-cash impairment charges of $0.1 million and $0.7 million, respectively, primarily related to the carrying value of the ROU assets of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California, and the long-lived assets of three restaurants in California.

During the thirteen and thirty-nine weeks ended September 28, 2022, we recognized $0.1 million and $0.2 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and thirty-nine weeks ended September 29, 2021, we recognized $0.1 million and $0.4 million, respectively, of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 28, 2022 and September 29, 2021, income tax receivable agreement income consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(f)	Consists of costs and recoveries related to the defense of securities lawsuits. During the thirteen and thirty-nine weeks ended September 29, 2021, we received $0.5 million in insurance proceeds, net of legal expenses, related to a derivative complaint.
(g)	Includes $0.5 million received from legal settlement, net of legal expenses.
(h)	Consists of costs related to a special dividend declaration. On October 11, 2022, the Board of Directors declared a special dividend of $1.50 per share on the common stock of the Company.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 28, 2022	September 29, 2021
Net cash provided by (used in)
Operating activities	$21,907	$42,332
Investing activities	(13,022)	(8,143)
Financing activities	(19,656)	(22,739)
Net increase (decrease) in cash	$(10,771)	$11,450

Operating Activities

For the thirty-nine weeks ended September 28, 2022, net cash from operating activities changed by approximately $20.4 million from the comparable period of the prior year. This change was due to unfavorable working capital fluctuations and lower profitability compared to the same period in the prior year.

Investing Activities

For the thirty-nine weeks ended September 28, 2022, net cash used in investing activities changed by $4.9 million from the comparable period of the prior year. This change was due primarily to the Company receiving a deposit of $4.6 million on the sale of eight restaurants within the Sacramento area during the thirty-nine weeks ended September 29, 2021.

Financing Activities

For the thirty-nine weeks ended September 28, 2022, net cash from financing activities changed by $3.1 million from the comparable period of the prior year. The change was due primarily to $22.8 million of net pay downs on the 2018 Revolver during the thirty-nine weeks ended September 29, 2021, compared to net pay downs of $20.0 million during the thirty-nine weeks ended September 28, 2022. This change was partially offset by a $1.6 million cash inflow related to option exercises during the thirty-nine weeks ended September 28, 2022, compared to a $0.9 million cash inflow during the thirty-nine weeks ended September 29, 2021.

Debt and Other Obligations

The Company, as a guarantor, is a party to a credit agreement (the “2022 Credit Agreement”) among EPL, as borrower, Intermediate, as a guarantor, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2022 Revolver”). The 2022 Revolver, which is available pursuant to the 2022 Credit Agreement, includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. The obligations under the 2022

Credit Agreement and related loan documents are guaranteed by Holdings and Intermediate. The obligations of Holdings, EPL and Intermediate under the 2022 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

The special dividend announced by the Company’s Board of Directors on October 11, 2022 is permitted under the terms of 2022 Revolver pursuant to both subclause (iii)(d) and (iii)(e) of the preceding sentence. Under the 2022 Revolver, Holdings is restricted from making certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range was 2.87% to 6.00% and 1.35% to 6.00% for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, and 1.34% to 1.35% and 1.34% to 1.65% for the thirteen and thirty-nine weeks ended September 29, 2021, respectively.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of September 28, 2022.

At September 28, 2022, $10.0 million of letters of credit and $20.0 million of borrowings were outstanding under the 2022 Revolver. There were $120.0 million remaining borrowings available under the 2022 Revolver at September 28, 2022.

During the year ended December 25, 2019, we entered into an interest rate swap with a notional amount of $40.0 million, related to the outstanding borrowings under our 2018 Revolver (defined below). The interest rate swap was designated as a cash flow hedge and effectively converted a portion of our outstanding borrowings to a fixed rate of 1.31%, plus the applicable margin spread, which was 1.5% for the thirty-nine weeks ended September 28, 2022.

During the thirty-nine weeks ended September 28, 2022, we refinanced and terminated our credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provided for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”) and entered into the 2022 Credit Agreement. On July 29, 2022, we made a $20.0 million payment to the 2022 Revolver and the outstanding balance as of September 28, 2022 was $20.0 million. See Note 4, “Long-term debt” for additional information.

Material Cash Requirements

Our material cash requirements as of September 28, 2022 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 29, 2021. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, (iv) purchasing commitments for chicken, (v) restaurant finance lease payments, and (vi) capital expenditures.

Share Repurchase Program and Subsequent Borrowings

On October 11, 2022, our Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $20.0 million of shares of our Common Stock. The repurchase program will terminate on March 28, 2024, may be modified, suspended or discontinued at any time, and does not obligate us to acquire any particular number of shares.

In addition, on October 11, 2022, our Board of Directors declared a special dividend of $1.50 per share on our common stock. The special dividend is payable on November 9, 2022, to stockholders of record, including holders of restricted stock and restricted stock units, at the close of business on October 24, 2022.

Lastly, on November 3, 2022, we borrowed $46.0 million on our 2022 Revolver and outstanding borrowings as of November 3, 2022 were $66.0 million. After payment of the special dividend, we are expected to have approximately $10.0 million in cash on hand.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at secured overnight financing rate (“SOFR”) plus a margin between 1.25% and 2.25%. As of September 28, 2022, we had outstanding borrowings of $20.0 million under our 2022 Revolver, $10.0 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. We effectively did not have any long-term debt subject to variations in interest rates as of September 28, 2022 as a one percent increase in the variable rate of interest would not result in a material increase in annual interest expense.

On July 29, 2022, we made a $20.0 million payment to the 2022 Revolver and the outstanding balance as of September 28, 2022 was $20.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either “SOFR” or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 28, 2022.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding material legal proceedings, see Note 7, “Commitments and Contingencies—Legal Matters” in the “Notes to Condensed Consolidated Financial Statements” above, which information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 29, 2021 filed with the SEC on March 11, 2022, except for the revision of the risk factors that immediately follow.

Matters relating to employment and labor law may adversely affect our business.

Various federal, state and local labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws mandating increases in minimum wages or benefits such as health insurance could materially affect our business, financial condition, operating results, and cash flow. In particular, our labor and regulatory compliance costs could be adversely impacted as a result of California Assembly Bill No. 257, the Fast Food Accountability and Standards Recovery Act (“FAST Act”), which was signed into law in September 2022. The FAST Act, currently subject to a referendum campaign, authorizes the creation of a council to set minimum standards for workers in the industry, including for wages, working hours, and other health and safety conditions. The implementation of the FAST Act could result in increased labor cost at our California restaurants thereby potentially impacting the profitability of our California restaurants. Further, this bill could prompt similar legislation in other states. In addition, the unionization of our employees and of the employees of our franchisees could materially affect our business, financial condition, operating results, and cash flow.

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

Federally-mandated, state-mandated, or locally-mandated minimum wages have recently increased in several jurisdictions, including the State of California and Los Angeles County, and may be further raised in the future, including as a result of the FAST Act in California. We may be unable to sufficiently increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. In addition, increases in menu prices by us and our franchisees to cover increased labor costs could have the effect of lowering sales, which would thereby reduce our margins and the royalties that we receive from franchisees.

If the ownership of our common stock continues to be highly concentrated, it may prevent minority stockholders from influencing significant corporate decisions and may result in conflicts of interest.

As of September 28, 2022, Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 30.2% of our outstanding common stock. This large position means that LLC and its majority owners—which are predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners (collectively, “Trimaran”)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. In addition, as of September 28, 2022, certain affiliates of Freeman Spogli & Co., FS Equity Partners V, L.P. and FS Affiliates V, L.P. (“Freeman Spogli”), own collectively approximately 14.9% of our outstanding common stock, which they received in August 2022 following a distribution by the LLC of a portion of its shares to Freeman Spogli.

Further, two of our eleven directors, including our chairman, are affiliated with Trimaran and one of our directors is affiliated with Freeman Spogli. The interests of Trimaran and Freeman Spogli, either individually or collectively, may not always coincide with our interests or the interests of our other stockholders. While Trimaran and Freeman Spogli act separately with respect to their respective ownership of our shares, their significant ownership may have the effect of delaying, deterring, or preventing acts that would be favored by our other stockholders, including a change in control of us. Also, Trimaran and/or Freeman Spogli may seek to cause us to take courses of action that, in their judgments, could enhance their investments in us, but that might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, the market price of our common stock could decline, or stockholders might not receive a premium over the then-current market price of our common stock upon a change in control. In addition, this concentration of ownership may adversely affect the trading price of our common stock, because investors may perceive disadvantages in owning shares of a company with significant stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the thirteen weeks ended September 28, 2022, the Company acquired shares of its common stock held by its employees to satisfy tax withholding obligations in connection with the vesting of previously issued restricted stock. The number of shares of common stock acquired and the average price paid per share for each month in the third quarter ended September 28, 2022 are as shown in the table below.

	Total Number of	Average Price
	Shares Purchased	Paid Per Share
June 30, 2022 to July 27, 2022	—	$—
July 28, 2022 to August 24, 2022	2,584	$9.32
August 25, 2022 to September 28, 2022	—	$—
Total	2,584	$9.32

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556

10.1	Severance and Separation Agreement, dated June 15, 2022, between El Pollo Loco Holdings, Inc. and Miguel Lozano		8-K		10.1	6/21/2022	001-36556

10.2	Employment Agreement, dated June 28, 2022, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K		10.1	7/1/2022	001-36556

10.3	Credit Agreement, dated as of July 27, 2022, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., as guarantor, the other guarantors party thereto, the lenders party thereto and Bank of America, as administrative agent, swingline lender and letter of credit issuer		8-K		10.1	8/2/2022	001-36556

10.4	Supplemental Agreement, dated as of August 31, 2022, by and among El Pollo Loco Holdings, Inc., FS Equity Partners V, L.P., and FS Affiliates V, L.P.	X

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: November 4, 2022	/s/ Laurance Roberts
Laurance Roberts
President and Chief Executive Officer
(duly authorized officer)
Date: November 4, 2022	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial officer)