Form 10-K
period 2022-12-28
El Pollo Loco Holdings, Inc.
filed 2023-03-10
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☒

As of June 29, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $193 million, deeming purely for purposes of this calculation all directors and executive officers and Trimaran Pollo Partners, L.L.C. to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of March 3, 2023, there were 36,705,173 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2022 fiscal year.

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

ITEM 1.BUSINESS

Our Company

El Pollo Loco is Spanish for “The Crazy Chicken.” We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 490 restaurants, comprised of 188 company-operated and 302 franchised restaurants as of December 28, 2022. Our restaurants are located in California, Arizona, Nevada, Texas, Utah, Colorado and Louisiana. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles. Our distinctive menu features our signature product, citrus-marinated fire-grilled chicken, as well as a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees and sides, and, throughout the year, on a limited-time basis, additional proteins like beef. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with “better for you” and more affordable healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants. Financial information about our operations, including our revenues and expenses for fiscal 2022, 2021 and 2020, and our total assets as of the end of fiscal 2022 and 2021, is included in our “Audited Consolidated Financial Statements” and accompanying “Notes to Consolidated Financial Statements” in this Annual Report. See “Item 8. Financial Statements and Supplementary Data.”

Market Trends and Uncertainties

We may face future business disruption and related risks resulting from the ongoing COVID-19 pandemic or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. During the year ended December 28, 2022, we incurred $3.3 million in COVID-19 related expenses, comprised of $2.3 million due to overtime primarily related to the first quarter and $1.0 million due to leaves of absence related to the remaining three quarters. During the year ended December 29, 2021 and December 30, 2020, we incurred $3.9 million and $4.9 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. In addition, while all of our restaurants had dining rooms open as of December 28, 2022, we continue to experience staffing challenges, including higher wage inflation, overtime costs and other labor related costs. Labor costs could also be adversely impacted as a result of California Assembly Bill No. 257, the Fast Food Accountability and Standards Recovery Act (“FAST Act”), which was signed into law in September 2022 and authorizes the creation of a council to set minimum standards for industry workers in California, including minimum wages. The FAST Act, which will take effect if approved by voters in November 2024, could result in increased labor cost at our California restaurants thereby potentially impacting the profitability of our California restaurants. Further, this bill could prompt similar legislation in other states. We also continue to experience inflationary pressures, which resulted in increased commodity prices and impacted our business and results of operations during the year ended December 28, 2022. We expect these pressures to continue during fiscal year 2023.

Due to the fluidity of the COVID-19 pandemic and current macroeconomic environment, we cannot determine the ultimate impact that the COVID-19 pandemic (and its related economic impacts) and the current macroeconomic environment will have on our consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on our consolidated financial condition, liquidity, and future results of operations is uncertain.

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

Mexican-Inspired, Fresh-Made Fire-Grilled Chicken and Entrees. Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and entrees inspired by Mexico and LA. With menu items such as our signature individual chicken meals, family dinners, Chicken Tostada Salad, Pollo Bowl®, Chicken Avocado Burrito, and Double Chicken Avocado Salad, we believe that we offer our customers a “better for you” alternative to traditional food on-the-go. Our entrees are prepared using fresh ingredients with recipes inspired by Mexican cuisine. The majority of our menu items are prepared in-restaurant using fresh ingredients, including our bone-in chicken and chicken breast filets, rice, salsas, and cilantro dressing. These items start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken to order. Our team members create our salsas, and cilantro dressings with fresh tomatoes, avocados, serrano peppers, and cilantro. In addition, our rice is seasoned and simmered in our restaurants throughout each day.

Our bone-in chicken meals and Mexican-inspired entrees accounted for 44% and 50% of our company-operated restaurant sales in 2022, respectively, 46% and 48%, respectively, in 2021, and 46% and 47%, respectively, in 2020. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, thereby enabling us to generate sales split almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a “better for you” and more convenient alternative for families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In 2022 approximately 28% of our company-operated sales were generated from family-sized meals, compared to 31% in both 2021 and 2020.

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

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We seek to position ourselves as a differentiated LSR business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast-casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In 2022, our company-operated restaurants generated average annual sales per restaurant of approximately $2.1 million and restaurant-level contribution margins of 13.2%.

Experienced Leadership. Most of our senior management team has extensive operating experience in the restaurant industry. Members of the senior leadership team include Larry Roberts as our Chief Executive Officer and President, Ira Fils as our Chief Financial Officer, Maria Hollandsworth as our Chief Operating Officer, Anne Jollay as our Chief Legal Officer, Rosanne Setoguchi as our Chief People Officer, Brian Carmichall as our Chief Development Officer and Andy Rebhun as our Chief Marketing Officer.

Our Growth Strategy

We believe that we are well-positioned for sales growth because of our strong appeal to our core Hispanic family market, appeal to the broader general market, disciplined business model, and strong unit economics. Through 2019, our system experienced annual comparable restaurant sales growth for eight consecutive years. Our system comparable restaurant sales in fiscal 2020 declined 2.4%, which we believe was largely attributable to the COVID-19 pandemic. In 2022 and 2021, our comparable restaurant sales grew 5.9% and 12.1%, respectively. We plan to continue to expand our business, drive restaurant sales growth and increase company profits by executing our Transformation Agenda, which consists of the following four key strategies:

Embed our Unique El Pollo Loco Culture. We believe that success in the restaurant industry is highly correlated with employee engagement, which is dependent upon hiring, retaining, developing and motivating employees. We invest in competitive pay and leadership training to ensure that our managers have the tools they need to be effective leaders and motivating coaches. We continue to build a culture centered around our mission, which is to “Feed the Love that Makes Us All Feel Like Family” and “Heart-Centered Leadership,” which is predicated on servant-led leadership, employee recognition and community involvement. We believe that executing on our mission will result in a better and more meaningful work experience for our employees.

An important part of our culture is to provide greater support to the communities in which we operate. In 2004, we created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities, together with the Company, have provided over 15,000 meals per year to underprivileged families, through organizations like Food on Foot, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates. For example, in 2019 we enhanced our community outreach through several initiatives, including (i) implementing a food donation program with Food Donation Connection and donating 75,000 tacos as part of our “Buy One, Feed Many” initiative, (ii) celebrating Caesar Chavez Day by recruiting 500 company employees, franchisees and customers to refresh a high school located in south Los Angeles and (iii) entering into a relationship with an Orange County-based organization to provide job opportunities for the homeless. In 2020, we provided funds to 13 Latina owned businesses that were heavily impacted by the COVID-19 pandemic. In 2021, we launched a campaign called ValenKIND’s Day, which provided 10,000 meals to community members in our hometown of Los Angeles who are struggling with hunger and homelessness. For Mother’s Day, we issued $80,000 in grants to help moms in our communities and moms who are restaurant team members pursue their dreams in our “Strong Like A Madre” campaign. During 2022, we launched our first Round Up for Charity campaign benefiting Feeding America. El Pollo Loco Charities committed to match the first 100,000 customer round ups in our effort to reach our goal of raising $400,000 for the charity. In addition, in 2022, we donated 15,000 meals to Food on Foot’s Sunday Program, which serves people experiencing homelessness and food insecurity. Further, during the holidays in 2022, we participated in toy drives for various local charitable organizations including California Highway Patrol’s CHiPs for Kids. Lastly, we also continued a 2019 commitment to street artists in our communities by commissioning three new murals on the exterior walls of our restaurants in the Los Angeles area in celebration of Cesar Chavez Day, Mother’s Day, and Day of the Dead.

Build Awareness and Own our Lane. We believe that we are uniquely positioned within the LSR restaurant space. We will continue to adapt our menu to create family-sized dinner options and lunch entrees that complement our signature fire-grilled chicken, and are inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles. We believe that we have opportunities for menu innovation as we look to increase customer frequency and target the dinner segment. In addition, we will continue to tap into the need for healthier offerings by building on the success of our fire-grilled chicken and “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the convenience and value that our customers have come to expect.

We engage customers through our seasonal product calendar, which features new, unique limited time offers and variations of menu items like our Shredded Beef Birria, Overstuffed Fire-Grilled Chicken and Shredded Beef, and Avocado Quesadillas. Our key points of differentiation are communicated through our advertising campaign, which highlights the brand’s authenticity, “better for you” menu options and dedication to high-quality ingredients. We tailor our message from television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program and social media platform where we engage in more personalized marketing.

We believe that investing in consumer-facing technology is critical to further differentiating our brand and reaching customers for whom convenience and value are key decision factors. Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more each month. As of December 28, 2022, there were 3.2 million members in the Loco Rewards loyalty program, whom we target with segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend.

In June 2018, we implemented delivery through DoorDash, a third-party delivery provider. In September 2019, we added Postmates and Uber Eats, and in February 2020 we added GrubHub, as additional marketplace delivery providers. For meals ordered through these market place platforms, restaurants incur a fee based on a percentage of the ticket. As of December 28, 2022, DoorDash maintained exclusivity for delivery orders placed directly with our restaurants. For orders placed directly from the restaurant, no fee is charged to the restaurant as the full delivery cost is borne by the customer.

In total, during fiscal 2022, delivery orders constituted 7.8% of our total sales mix. As of December 28, 2022, all company-operated and franchise restaurants offered integrated delivery through a third-party service.

We plan to continue investing in our loyalty and delivery programs as well as other technology platforms to continue making it easier for customers to access our food.

Deliver Exceptional Service – Profitably. We believe that the key to building sustainable, consistent restaurant operations is through the development of restaurant leader bench, including area managers, general managers, assistant managers and shift leaders. To that end, we have put a renewed focus on leadership development, not only to benefit our current restaurant base, but also to ensure we have the leaders necessary for the continued growth of the El Pollo Loco brand. In addition to leadership development, at the team member level, we have completed the roll-out of an enhanced E-Learning platform across the system.

We also believe that simplifying our restaurant operations will further enhance our ability to attract and retain the best employees and further improve customer service. In 2022, we continued to implement initiatives to make it easier for our employees to operate our restaurants. These included eliminating a number of menu items as well as purchasing pre-chopped serrano peppers and fresh cilantro. Initiatives currently in test include soak tanks for cleaning grill hoods and broilers, and blenders to simplify salsa production. These and other initiatives are intended to enable our restaurant employees to increase their focus on customers and speed of service. We believe that this continued focus, combined with renewed emphasis on providing an exceptional customer experience, will lead to higher sales over the longer term.

Accelerate Development. We believe that execution of our first three strategies will enable us to grow our restaurant base. Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. In addition, we redesigned the back-of-house to make it easier for employees to operate the restaurant. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. During fiscal 2022, we completed six company-operated restaurants remodels using the new design. In 2022, our franchisees completed 16 remodels using the new design. In 2023, we plan to continue our standard practices for remodels, including 10-15 company-operated and 20-30 franchised restaurants.

We expect future new unit development to be led by franchisees, with company development being focused on existing markets. In order to expand into new markets, we believe that we need to source new franchisees and, therefore, we expect to invest more resources in sourcing and onboarding them in the future.

Site Selection and Expansion

Restaurant Development

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In 2022, four new company-operated restaurants were opened, two in Nevada and two in California, and nine new franchised restaurants were opened, seven in California, one in Colorado, and one in Utah.

In fiscal 2023, we intend to open four to six new company-operated and eight to twelve new franchised restaurants. There is no guarantee that we will be able to open new company-operated or franchised restaurants, or to increase the overall number of our restaurants. We may be unsuccessful in expanding within existing or into new markets for a variety of reasons as described below in “Item 1A. Risk Factors,” including competition for customers, sites, franchisees, employees, licenses, and financing.

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

Restaurant Management and Operations

Service

We are extremely focused on customer service. We aim to provide fast, friendly service on a solid foundation of dedicated, driven team members and managers. Our cashiers are trained on the menu items that we offer and offer customers thoughtful suggestions to enhance the ordering process. Our team members and managers are responsible for our service and dining room environment with a focus on hospitality. Team members seek to engage in conversation with our customers to ensure satisfaction. In addition, constant monitoring of the dining room occurs to ensure the beverage station is clean and supplied with products.

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

Managers and Team Members

Each of our restaurants typically has a general manager and two to three shift leaders and some restaurants have an assistant manager. There are between 15 and 35 team members per restaurant who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for 7 to 9 restaurants. Overseeing the area leaders are three Regional Directors of Operations who report up to our Chief Operating Officer. Franchise operations are supported by three directors of franchise and a Senior Vice President, Franchise, who reported to the Chief Development Officer during 2022 and starting in 2023 will report to the Chief Operating Officer. The restaurant development team is supported by four directors who also currently report to the Chief Development Officer.

Training

Our team members are the heart of El Pollo Loco, and it is our responsibility to equip them with the skills and knowledge necessary to deliver our high standards and commitments to the customer and team member experience. We strive to find ways to simplify our methodology and invest in elevating our team members and leaders. In a rapidly evolving landscape, effective training depends not only on the quality of content but also on delivery methods. We believe in a blended approach to training to capture all audiences by integrating digital technology and traditional hands-on training activities. To engage our growing base of multi-generational employees, we employ a Learning Management System called Pollo Zone, a tablet-based interactive learning tool. This platform is a central hub for all training efforts and features individual learner profiles to support engagement and accountability on our path toward investing in our people and their growth.

Franchise Program

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 28, 2022, we had a total of 302 franchised restaurants. Franchisees range in size from single-restaurant operators to our largest franchisee, which owned 68 restaurants as of December 28, 2022. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 28, 2022, approximately 89% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.

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

Through our public relations efforts, we engage notable food editors, influencers and bloggers on a range of topics to help promote our products. In addition, we engage in one-on-one conversations using a portfolio of social media platforms, including Facebook, TikTok, Instagram and Twitter. We also use social media as a research and customer service tool, and apply insights gained to future marketing efforts.

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

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third-party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants three times per week. Our restaurants in Texas, Louisiana and Colorado utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 38% of our total food and paper costs for 2022. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from one to two years depending on current and expected market conditions. We currently source poultry from six suppliers, with two accounting for approximately 79% of our purchases for fiscal 2022. More than half of our poultry purchases have a fixed price through the end of 2023.

Intellectual Property

We have registered El Pollo Loco ® , Pollo Bowl ® , The Crazy Chicken ® , and certain other names used by our restaurants as trademarks or service marks with the U.S. Patent and Trademark Office, and El Pollo Loco ® in approximately 43 foreign countries and the European Union. In addition, the El Pollo Loco logo, website name and address, Facebook, Twitter, Instagram and YouTube accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so, and to oppose vigorously any infringement or dilution of the service marks or trademarks in those countries. We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or as confidential proprietary information.

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

See Item 1A “Risk Factors” and “Environmental Matters” above in this Form 10-K for a discussion of risks relating to federal, state, local and regulation of our business.

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

Human Capital

As of December 28, 2022, we had approximately 4,931 employees, of whom approximately 4,766 were hourly restaurant employees comprised of 3,883 crewmembers, 191 general managers/acting general managers, 108 assistant managers, 542 shift leaders, and 42 employees in limited-time roles as acting managers or as managers in training. The remaining 165 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

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

The health and well-being of our employees and guests have always been and continues to be our top priority. We have maintained enhanced safety measures and continue to monitor cases of COVID-19 to help protect the health and well-being of all of our employees. In 2022, we also continued to provide extended sick leave benefits to employees impacted by COVID-19.

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

Risks Related to Our Operations

The COVID-19 pandemic and measures intended to prevent its spread has had, and may continue to have, a significant negative impact on our business, sales, results of operations and financial condition, and any future pandemic, epidemic or public health emergency may result in similar adverse effects.

COVID-19 has disrupted, and may continue to disrupt, our restaurant operations, including by causing temporary closures of some restaurants, closures of dining rooms, limited capacity restrictions and/or decreased operating hours for some restaurants due to government mandates and/or staffing shortages. Any future pandemic, epidemic or public health emergency may result in similar closures or restrictions that negatively impact our business.

If additional surges of COVID-19 at a significant number of our locations require us to temporarily close those locations for disinfection or result in a large number of our employees becoming ill with COVID-19 or quarantined and being unable to work, our business and results of operations could be further adversely affected, which may also impact our financial condition. Further, any shutdowns, closures or disruptions in the operations of our suppliers caused by COVID-19 outbreaks or federal, state or local mandates to limit the spread of outbreaks of COVID-19 or other diseases could limit the ability of suppliers to supply us and our franchisees with the products needed to operate our business, which would negatively impact our business. COVID-19 or other public health crises may also adversely affect our ability to implement our growth plans, including delays in the opening or construction of new restaurants or the remodel of existing restaurants.

As the duration and severity of the COVID-19 pandemic, including the severity and transmission rates of COVID-19 variants, resurgences of COVID-19 that may continue to occur, and the efficacy of COVID-19 vaccines, continues to be uncertain at this time, it is difficult to forecast any long-term impacts on our future operating results. However, if the COVID-19 pandemic continues for a sustained period of time or if conditions worsen, our sales and operating costs may be materially adversely affected, which could impact our asset values, including goodwill, derivative instruments and long-lived assets, as well as our ability to meet certain covenant provisions in our debt arrangements in future periods, and have a material adverse effect on our financial results, future operations and liquidity.

Even after the COVID-19 pandemic has subsided, we may continue to experience negative impacts to our financial results due to COVID-19’s impact on the economy in general, globally, nationally and in the locate markets in which we operate, including the availability of credit generally, adverse impacts on our liquidity, and/or decreases in consumer discretionary spending that depress demand for our products. The global effects of the pandemic may also contribute to a prolonged economic slowdown or recession. In addition, even after the COVID-19 pandemic has subsided, the perceived risk of infection or a resurgence or concern of a resurgence of COVID-19 or other diseases may continue to adversely affect traffic to our restaurants and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations. We are also subject to all of the foregoing risks in connection with the outbreak of other diseases, epidemics or pandemics, or similar public threats or fear of such events.

We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened four new company-operated restaurants in fiscal 2022 and plan to open four to six in fiscal 2023. Our franchisees opened nine new restaurants in fiscal 2022 and plan to open eight to twelve in fiscal 2023.

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

The restaurant industry is dependent upon consumer discretionary spending, which may be affected by general global economic conditions or other business conditions that may affect the desire or ability of our customers to purchase our products, including recessions or inflationary pressures, which have caused, and may continue to cause, increased labor, commodity and utilities costs. In addition, we may be affected by higher consumer debt and interest rates, adverse conditions in the mortgage housing markets, high unemployment levels, increases in gas prices, declines in median income growth, lower consumer confidence, lower consumer discretionary spending and uncertainties due to geopolitical turmoil and potential national or international security concerns, including the conflict between Russia and Ukraine. If the economy experiences a significant decline, our business, results of operations, our ability to access the capital markets and our ability to comply with the terms of our secured revolving credit facility could be materially and adversely affected, and we and our franchisees might decelerate the number and timing of new restaurant openings and/or the number of planned restaurant remodels. In addition, political developments regarding U.S. relations with Mexico may harm our business. Increases in tariffs, restrictions on trade, or deterioration in American political or economic relations with Mexico could harm our brand and profitability. Changes in trade, labor, or immigration policy could raise our input prices, or reduce the supply of immigrants, who are in many cases our customers or employees, diminishing our sales and increasing our labor costs. An actual or feared outbreak of disease, epidemic or pandemic, changes to regional or local economic conditions affecting consumer spending, or increased food or energy costs could also reduce consumer transactions or impose practical limits on pricing that could harm our business, financial condition, results of operations, and cash flow.

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

Our success depends in part upon our ability to attract, train, assimilate, and retain a sufficient number of employees, including crewmembers, managers and shift leaders, who understand and appreciate our culture, are able to represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain restaurant employees capable of consistently providing a high level of customer service, understanding of our customers, and knowledge of our offerings, our ability to open new restaurants may be impaired, the performance of our existing and new restaurants could be adversely affected, and our brand image may be negatively impacted. Our growth strategy will require us to attract, train, and assimilate even more restaurant employees. Our ability to do so may be adversely affected by labor shortages due to, among other things, the COVID-19 pandemic and the cost of related overtime pay requirements.

Our business could be negatively affected by regional geographic concentrations.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.2% of our revenue in fiscal 2022 and approximately 70.9% in fiscal 2021. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business.

We also may be negatively affected by weather conditions specific to the Los Angeles region, including fires, earthquakes, or other natural disasters. Additionally, outside of Los Angeles, many of our restaurants are clustered around major cities in Northern California, Texas, and elsewhere, and prolonged or severe inclement weather could affect our sales at restaurants in locations that experience such conditions. Localized disasters, especially exacerbated by climate change, including wildfires, hurricanes, and flooding, could impair our assets and operations in those areas. Any other events disrupting businesses, consumer discretionary spending or our employee population in the greater Los Angeles area could also have an outsized negative impact on our business or results of operations. For example, near the end of fiscal 2021 and the beginning of 2022, the Los Angeles market was impacted by a spike in COVID-19 cases, which disproportionately impacted our business due to our high concentration in this market. If the Los Angeles or other markets experience another severe outbreak of COVID-19 or its variants, we may experience further disruptions to our business that could be material.

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

Changes in food, supply costs, especially for chicken, labor, construction and utilities could adversely affect our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in the cost of food, supplies, labor, construction and utilities. In 2022, the costs of commodities, labor, energy and other inputs necessary to operate our restaurants have significantly increased. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions, global demand, food shortages, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, cyber-attacks, transportation issues, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. In 2021 and continuing into 2022, for example, we experienced inflationary pressures due to supply chain disruptions that adversely impacted and may continue to adversely impact our business and results of operations. Environmental and weather-related issues, such as freezes, drought and climate change, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Any increase in the prices of the ingredients most critical to our menu, in particular chicken, as well as corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Additionally, as a substantial volume of produce and other items are procured from Mexico, and occasionally other countries including Chile and Peru, any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy could result in higher food and supply costs that would adversely impact our financial results. Any such changes to our menu prices or available menu could negatively impact our restaurant transactions, business, and comparable restaurant sales during the shortage and thereafter.

Our principal food product is chicken. In fiscal 2022, 2021, and 2020, the cost of chicken included in our product cost was approximately 11.0%, 9.9%, and 10.5%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken can result from a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. Additionally, environmental and animal rights regulations or voluntary programs could increase the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs, or labor, construction and utility costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.

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

We do not have a long history with our catering offering and it is difficult for us to anticipate the level of sales they may generate. In addition, using third party providers to fulfill delivery orders may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests. Any such operational challenges may negatively impact the customer experience associated with our digital, delivery or catering orders, the guest experience for our traditional in-restaurant business, or both. These factors may adversely impact our sales and our brand reputation.

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

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire fresh food products, including the highest-quality chicken and related items, from reliable sources, in accordance with our specifications and on a timely basis. Shortages or interruptions in the supply of fresh food products, caused by unanticipated demand, problems in production, distribution or otherwise in the supply chain, including as a result of the COVID-19 pandemic and restrictions implemented to counter its spread, contamination of food products, an outbreak of poultry disease, inclement weather, or other conditions, could materially and adversely affect the availability, quality, and cost of ingredients, which would adversely affect our business, financial condition, results of operations, and cash flows. We have contracts with a limited number of suppliers for the chicken and other food and supplies for our restaurants. Further, increases in fuel prices could result in increased distribution costs. In addition, one company distributes substantially all of the products that we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, including our ability to replace any lost distributor or supplier, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu as a result of such a disruption, that restaurant may experience a significant reduction in revenue if our customers change their dining habits as a result.

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

Adverse changes in the economic environment, including inflation and increased labor and supply costs, could result in our franchisees filing for bankruptcy or becoming delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.

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

As of December 28, 2022, approximately 62% of our restaurants were franchised restaurants, therefore, our success relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Franchisees are independent business operators. They are not our employees, and we do not exercise control over the day-to-day operations of their restaurants. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised restaurants may be diminished by any number of factors beyond our control. Consequently, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the images and reputations of other franchisees, may suffer materially, and system-wide sales could decline significantly.

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

Various federal, state and local labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws mandating increases in minimum wages or benefits such as health insurance could materially affect our business, financial condition, operating results, and cash flow. In particular, our labor and regulatory compliance costs could be adversely impacted as a result of the FAST Act, which was signed into law in September 2022. The FAST Act, which will take effect if approved by voters in November 2024, authorizes the creation of a council to set minimum standards for workers in the industry, including for wages, working hours, and other health and safety conditions. The implementation of the FAST Act could result in increased labor cost at our California restaurants thereby potentially impacting the profitability of our California restaurants. Further, this bill could prompt similar legislation in other states. In addition, the unionization of our employees and of the employees of our franchisees could materially affect our business, financial condition, operating results, and cash flow.

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

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. Labor shortages and increased labor costs are subject to numerous internal and external factors, including higher employee-turnover rates, changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, regulatory changes, prevailing wage rates, including increases in federal, state, or local minimum wages or in other employee benefit costs (including costs associated with health insurance coverage or workers’ compensation insurance), and increased competition we face from other companies for qualified employees. During 2022, we continued to experience a competitive and tight labor market. This was attributed to, among other things, increased federal unemployment subsidies, including unemployment benefits offered in response to the ongoing COVID-19 pandemic, costs associated with COVID-19 related overtime pay and other government regulations. A sustained labor shortage could lead to increased costs, such as increased overtime incurred to meet the demands of our customers and increased wage rates to attract and retain employees. Any failure to meet our staffing needs or any material increases in employee turnover rates could adversely affect our business and results of operations, including our ability to grow our restaurant base. See also our risk factor titled “The COVID-19 pandemic and measures intended to prevent its spread has had, and may continue to have, a significant negative impact on our business, sales, results of operations and financial condition, and any future pandemic, epidemic or public health emergency may result in similar adverse effects” above for labor shortage risks we may face in connection with the COVID-19 pandemic.

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

Our business is subject to extensive federal, state and local laws and regulations, including those relating to the preparation, sale and labeling of food and beverages, labor and employment practices and working conditions, health, sanitation, safety and fire standards, building and zoning requirements, registration, offer, sale, termination and renewal of franchises, public accommodations and safety conditions, environmental matters, and consumer protection and privacy obligations. See Item 1 “Business—Regulation and Compliance” for further information. We are also subject to laws and regulations concerning our compliance as a public company, including disclosure and governance matters, including accounting and tax regulations, SEC and The Nasdaq Stock Market LLC (“Nasdaq”) disclosure requirements.

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

Further, certain government authorities have adopted or may adopt laws and regulations regarding trans-fats, sodium, sodas or other ingredients or products used or sold by our restaurants. While only a small number of our ingredients contain trans-fats in trace amounts, these regulations may require us to limit or remove ingredients from our products, which could affect product tastes, customer satisfaction levels, and sales volumes. Transitioning to higher-cost ingredients may also hinder our ability to operate in certain markets and proposed tax increases on certain products, such as sodas, may affect sales volumes of those products. Changes in government regulation and consumer eating habits may require us to disclose the nutritional content of our menu offerings. For example, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers. Furthermore, the Affordable Care Act requires chain restaurants to publish calorie information on their menus and menu boards. These and other requirements may increase our expenses, slow customers’ ordering process, or negatively influence the demand for our offerings; all of which can have an adverse effect on our results of operations and financial position, as well as on the restaurant industry in general.

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

As of December 28, 2022, Trimaran Pollo Partners, L.L.C. (“LLC”) owns approximately 30.3% of our outstanding common stock. This large position means that LLC and its majority owners—which are predecessors and affiliates of, and certain funds managed by, Trimaran Capital Partners (collectively, “Trimaran”)—possess significant influence when stockholders vote on matters such as election of directors, mergers, consolidations and acquisitions, the sale of all or substantially all of our assets, decisions affecting our capital structure, amendments to our certificate of incorporation or our by-laws, and our winding up and dissolution. In addition, as of December 28, 2022, certain affiliates of Freeman Spogli & Co., FS Equity Partners V, L.P. and FS Affiliates V, L.P. (“Freeman Spogli”), own collectively approximately 15.0% of our outstanding common stock, which they received in August 2022 following a distribution by the LLC of a portion of its shares to Freeman Spogli.

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

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets, including shares of our common stock currently held by LLC.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. As of December 28, 2022, LLC, FS Equity Partners V, L.P. and FS Affiliates V, L.P. own approximately 30.3%, 14.8% and 0.2%, respectively, of our outstanding common stock. FS Equity V and FS Affiliates V, which previously indirectly held shares of our common stock through LLC, received shares directly on August 31, 2022, upon LLC’s pro rata distribution in kind of shares of our common stock to FS Equity V and FS Affiliates V. LLC, FS Equity Partners V, L.P. and FS Affiliates V, L.P. could sell stock publicly either if the stock were registered or if the exemption requirements of Rule 144 were satisfied. No lock-up agreements presently are in effect.

Pursuant to our stockholders’ agreement, LLC and, in certain instances, Freeman Spogli, may require us to file registration statements under the Securities Act at our expense, covering resales of our common stock held by them or

LLC or piggyback on a registration statement in certain circumstances. Pursuant to the stockholders’ agreement, on December 29, 2022, LLC exercised these demand registration rights with respect to the shares of our common stock held by it. On February 15, 2023, we filed a registration statement on Form S-3 with the SEC allowing for the resale of the shares of our common stock held by LLC, which registration statement was declared effective on March 1, 2023. Any such sales by the LLC or Freeman Spogli, or the prospect of any such sales, could materially impact the market price of our common stock.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

As of December 28, 2022, our restaurant system consisted of 490 restaurants, comprised of 188 company-operated restaurants and 302 franchised restaurants, located in California, Nevada, Arizona, Texas, Utah, Louisiana and Colorado. In addition, we currently license our brand to five restaurants in the Philippines. We have not included this licensed restaurant as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation as of December 28, 2022.

	Company-
State	Operated	Franchised	Total
California	152	237	389
Nevada	26	5	31
Arizona	—	27	27
Texas	9	22	31
Utah	1	8	9
Louisiana	—	2	2
Colorado	—	1	1
Total	188	302	490

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

Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, of which we currently operate 12 and license three to franchisees. In addition, we operate 176 company-operated restaurants on leased real estate, we own one operating unit with additional parking on leased real estate, and we have another 39 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have three closed units, two of which are subleased for uses other than El Pollo Loco. We also sublease a surplus property of an operating location to a third party.

We lease our headquarters, consisting of approximately 29,880 square feet in Costa Mesa, California, for a term expiring in 2024, plus one three-year extension option. We believe that our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

ITEM 3.LEGAL PROCEEDINGS

For information regarding our material legal proceedings, see Note 13 “Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The Nasdaq Stock Market LLC under the symbol “LOCO” since July 25, 2014.

As of March 3, 2023, there were approximately 59 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories.

Dividends

In fiscal 2022, the Board of Directors declared a special cash dividends of $1.50 per share on our common stock. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant. We do not anticipate paying any such dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

During the quarterly period ended December 28, 2022, we acquired shares of our common stock held by our employees to satisfy tax withholding obligations in connection with the vesting of previously issued restricted stock. The number of shares of common stock acquired and the average price paid per share for each month in the fourth quarter ended December 28, 2022 are as shown in the table below.

	Total Number of	Average Price
	Shares Purchased	Paid Per Share
September 29, 2022 to October 26, 2022	4,590	$10.94
October 27, 2022 to November 23, 2022	2,637	$10.95
November 24, 2022 to December 28, 2022	—	$—
Total	7,227

Stock Performance Graph

The following graph and table illustrate the total cumulative shareholder return for (i) our common stock, (ii) the Nasdaq Composite Total Return Index and (iii) the Standard and Poor’s Composite 1500 Restaurants Index (formerly called the S&P Supercomposite Restaurants Index), for the five years ended December 28, 2022. The graph assumes the investment of $100 at the beginning of the period (at the closing price of our common stock on December 27, 2017) and the reinvestment of all dividends. Specifically, the graph assumes that the $1.50 per share special cash dividend paid to shareholders was reinvested in 2022. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

			S&P Composite
		Nasdaq	1500
Date	LOCO	Composite	Restaurants
December 27, 2017	$100.00	$100.00	$100.00
December 26, 2018	$151.00	$94.45	$105.35
December 24, 2019	$150.50	$129.02	$129.03
December 30, 2020	$182.10	$185.46	$150.33
December 29, 2021	$140.10	$227.20	$181.96
December 28, 2022	$114.60	$147.18	$163.07

ITEM 6. [RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our “Audited Consolidated Financial Statements” and accompanying “Notes to Consolidated Financial Statements” included elsewhere in this Annual Report. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. See “Forward-

Looking Statements” and “Item 1A. Risk Factors” included elsewhere in this Annual Report. We assume no obligation to update any of these forward-looking statements.

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2022, 2021, and 2020 ended on December 28, 2022, December 29, 2021 and December 30, 2020, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2020 was a 53-week fiscal year. Fiscal 2022 and 2021 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2022 refer to the fiscal year ended December 28, 2022.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the LSR segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles. Our distinctive menu features our signature product--citrus-marinated fire-grilled chicken--and a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like beef. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with “better for you” and more affordable alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

Market Trends and Uncertainties

We may face future business disruption and related risks resulting from the ongoing COVID-19 pandemic or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. During the year ended December 28, 2022, we incurred a total of $3.3 million in COVID-19 related expenses, comprised of $2.3 million due to overtime primarily related to the first quarter and $1.0 million due to leaves of absence related to the remaining three quarters. During the year ended December 29, 2021 and December 30, 2020, we incurred $3.9 million and $4.9 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. In addition, while all of our restaurants had dining rooms open as of December 28, 2022, we continue to experience staffing challenges, including higher wage inflation, overtime costs and other labor related costs. Labor costs could also be adversely impacted as a result of the FAST Act, which was signed into law in September 2022 and authorizes the creation of a council to set minimum standards for industry workers in California, including minimum wages. The FAST Act, which will take effect if approved by voters in November 2024, could result in increased labor cost at our California restaurants thereby potentially impacting the profitability of our California restaurants. Further, this bill could prompt similar legislation in other states. We also continue to experience inflationary pressures, which resulted in increased commodity prices and impacted our business and results of operations during the year ended December 28, 2022. We expect these pressures to continue during fiscal year 2023.

Due to the fluidity of the COVID-19 pandemic and current macroeconomic environment, we cannot determine the ultimate impact on our consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on our consolidated financial condition, liquidity, and future results of operations is uncertain.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	embed our unique El Pollo Loco culture;

●	build awareness and own our lane;
●	deliver exceptional service – profitably; and
●	accelerate development.

As of December 28, 2022, we had 490 locations in seven states. In fiscal 2022, we opened four new company-operated restaurants, two in Nevada and two in California, and our franchisees opened nine new restaurants, seven in California, one in Colorado and one in Utah. In fiscal 2021, we opened two new company-operated restaurants, one in Nevada and one in California, and our franchisees opened two new restaurants, one in Texas and one in Louisiana.

In 2023, we intend to open four to six new company-operated and eight to twelve new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.

Highlights and Trends

Comparable Restaurant Sales

In fiscal 2022, comparable restaurant sales system-wide increased 5.9%. In fiscal 2021, comparable restaurant sales system-wide increased 12.1%. In fiscal 2020, comparable restaurant sales system-wide decreased 2.4%. Comparable restaurant sales growth/decline reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 3.7% in fiscal 2022, increased 7.6% in fiscal 2021, and decreased 3.0% in fiscal 2020. For company-operated restaurants in 2022, the change in comparable restaurant sales consisted of a 7.3% increase in average check size due to increases in menu prices partially offset by a 3.3% decrease in transactions. In fiscal 2021, the increase in company-operated comparable restaurant sales consisted of a 6.3% increase in average check size and a 1.2% increase in transactions. In fiscal 2020, the decrease in company-operated comparable restaurant sales was primarily the result of a decrease in transactions of 15.8%, partially offset by a 15.3% increase in average check size. In fiscal 2022, comparable restaurant sales at franchised restaurants increased 7.4%. In fiscal 2021, comparable restaurant sales at franchised restaurants increased 15.3%, and in fiscal 2020, comparable restaurant sales at franchised restaurants decreased 2.0%.

Restaurant Development

In fiscal 2022, we opened four company-operated restaurants, and our franchisees opened nine new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2022, we closed two company-operated restaurants. Our franchisees closed one restaurant. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year Ended
	2022	2021	2020
Company-operated restaurant activity:
Beginning of period	189	196	195
Openings	4	2	1
Restaurant sale to franchisee	(3)	(8)	—
Closures	(2)	(1)	—
Restaurants at end of period	188	189	196
Franchised restaurant activity:
Beginning of period	291	283	287
Openings	9	2	3
Restaurant sale to franchisee	3	8	—
Closures	(1)	(2)	(7)
Restaurants at end of period	302	291	283
System-wide restaurant activity:
Beginning of period	480	479	482
Openings	13	4	4
Closures	(3)	(3)	(7)
Restaurants at end of period	490	480	479

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. We believe that our remodels using this new design will result in higher restaurant revenue and a strengthened brand. During the year ended December 28, 2022, we completed six company-operated restaurant remodels and 16 franchise remodels using the new asset design. In fiscal 2023, we plan to continue our standard practices for remodels, which includes completing a total of 10-15 company and 20-30 franchise remodels using the new design. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of December 28, 2022, the amount of revenue deferred related to the earned points, net of redemptions, is $0.5 million. We had more than 3.2 million members in the Loco Rewards loyalty program as of December 28, 2022.

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

When we close a restaurant, we will evaluate the right-of-use (“ROU”) asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense, in addition to property tax and CAM charges for closed restaurants.

(Gain) Loss on Disposition of Restaurants

(Gain) loss on disposal of restaurants includes the (gain) loss on the sale of restaurants to franchisees, or other third parties, and includes the difference between carrying value and sales price of leasehold improvements, equipment and other assets included in the sale.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding revolving debt. Debt issuance costs are amortized on a straight-line basis over the life of the related debt.

Provision for Income Taxes

Provision for income taxes consists of federal and state tax expense on our income, and changes to our deferred tax asset and deferred tax liability.

Results of Operations

Fiscal Year 2022 Compared to Fiscal Year 2021

Our operating results for the fiscal years ended December 28, 2022 and December 29, 2021, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2022		2021
	(52-Weeks)		(52-Weeks)		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data:
Revenue
Company-operated restaurant revenue	$403,218	85.8	$394,733	86.9	$8,485	2.1
Franchise revenue	38,225	8.1	33,729	7.4	4,496	13.3
Franchise advertising fee revenue	28,516	6.1	25,901	5.7	2,615	10.1
Total revenue	469,959	100.0	454,363	100.0	15,596	3.4
Cost of operations
Food and paper costs (1)	117,774	29.2	104,394	26.4	13,380	12.8
Labor and related expenses (1)	130,773	32.4	120,308	30.5	10,465	8.7
Occupancy and other operating expenses (1)	101,543	25.2	97,557	24.7	3,986	4.1
Company restaurant expenses (1)	350,090	86.8	322,259	81.6	27,831	8.6
General and administrative expenses	39,093	8.3	39,852	8.8	(759)	(1.9)
Franchise expenses	36,169	7.7	32,831	7.2	3,338	10.2
Depreciation and amortization	14,418	3.1	15,176	3.3	(758)	(5.0)
Loss on disposal of assets	165	0.0	289	0.1	(124)	(42.9)
Impairment and closed-store reserves	752	0.2	1,087	0.2	(335)	(30.8)
(Gain) loss on disposition of restaurants	(848)	(0.2)	1,534	0.3	(2,382)	(155.3)
Total expenses	439,839	93.6	413,028	90.9	26,811	6.5
Income from operations	30,120	6.4	41,335	9.1	(11,215)	(27.1)
Interest expense, net	1,677	0.4	1,824	0.4	(147)	(8.1)
Income tax receivable agreement (income) expense	(436)	(0.1)	58	0.0	(494)	(851.7)
Income before provision for income taxes	28,879	6.1	39,453	8.7	(10,574)	(26.8)
Provision for income taxes	8,078	1.7	10,332	2.3	(2,254)	(21.8)
Net income	$20,801	4.4	$29,121	6.4	$(8,320)	(28.6)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

In fiscal 2022, company-operated restaurant revenue increased $8.5 million, or 2.1%. The increase in company-operated restaurant sales was primarily due to an increase in company-operated comparable restaurant revenue of $14.3 million, or 3.7%. The company-operated comparable restaurant sales increase consisted of an approximately 7.3% increase in average check size due to increases in menu prices, partially offset by a 3.3% decrease in transactions. In addition, company-operated restaurant revenue was favorably impacted by $3.5 million of additional sales from the opening of six restaurants during or subsequent to the first quarter of 2021. This company-operated restaurant sales increase was partially offset by a $9.0 million decrease in revenue from the closure of three restaurants during or subsequent to the first quarter of 2021, the eleven company-operated restaurants sold by the Company to existing franchisees during or subsequent to the first quarter of 2021.

Franchise Revenue

In fiscal 2022, franchise revenue increased $4.5 million, or 13.3%. This increase was primarily due to a franchise comparable restaurant sales increase of 7.4%, the opening of eleven restaurants during or subsequent to the first quarter of 2021 and revenue generated from eleven company-operated restaurants sold by the Company to existing franchisees during or subsequent to the first quarter of 2021. This franchise revenue increase was partially offset by the closure of three franchise locations during the same period.

Franchise Advertising Fee Revenue

Franchise advertising fee revenue increased $2.6 million, or 10.1% from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the year-to-date fluctuation was due to the increases noted in franchise revenue above.

Food and Paper Costs

Food and paper costs increased $13.4 million, or 12.8%, in fiscal 2022. The increase in food and paper costs resulted primarily from commodity inflation, partially offset by lower transactions. In addition, the increase in food and paper costs resulted from a $1.1 million increase from restaurants opened during the current or prior year. These increases were partially offset by a reduction of $1.5 million for restaurant locations sold to franchisees during the current or prior year. Food and paper costs as a percentage of company-operated restaurant revenue were 29.2% in fiscal 2022, up from 26.4% in fiscal 2021 primarily due to commodity inflation, partially offset by an increase in pricing.

Labor and Related Expenses

Labor and related expenses increased $10.5 million, or 8.7%, in fiscal 2022. The increase was primarily due to a $8.2 million increase primarily related to minimum wage increases in California during fiscal 2022 and other labor wage increases as a result of competitive pressure. Further, the increase for the year-to-date period was due to recognizing a $3.4 million Employee Retention Credit which was recorded as an offset to the corresponding payroll tax expense and was classified as part of the labor and other operating expenses on the consolidated statements of income during the year ended December 29, 2021. In addition, the labor and related expenses were impacted by a $1.3 million increase from restaurants opened during or after the first quarter of the prior year and $1.0 million in higher payroll taxes primarily associated with the labor increases above. The increase in labor and related expenses for the year-to-date period was partially offset by a $2.1 million reduction in labor related to the eleven locations sold to existing franchisees during the current or prior year and a $1.2 million reduction in restaurants closed during the current or prior year. Labor and related expenses as a percentage of company-operated restaurant revenue were 32.4% in fiscal 2022, up from 30.5% in fiscal 2021 primarily due to the cost increases highlighted above, partially offset by the higher menu prices.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $4.0 million, or 4.1%, in fiscal 2022. The increase was primarily due to a $2.4 million increase in utilities costs primarily due to increases in natural gas and electricity costs, a $0.6 million increase in market place delivery fees, a $0.4 million increase in freight fuel costs, a $0.3 million increase in repairs and maintenance and a $0.3 million increase in advertising expense. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.2% in fiscal 2022, up from 24.7% in fiscal 2021 primarily due to the cost increases highlighted above.

General and Administrative Expenses

General and administrative expenses decreased $0.8 million, or 1.9%, in fiscal 2022. The decrease was due primarily to a $1.1 million decrease in labor related costs, primarily related to a decrease in management bonus expense and a $0.4 million decrease in legal-related expenses. The decrease in general and administrative expenses was partially offset by a $0.6 million increase in other general and administrative expenses.

General and administrative expenses as a percentage of total revenue were 8.3% in fiscal 2022, down from 8.8% in fiscal 2021. This decrease is primarily due to the cost decreases described above and leverage on higher sales.

Franchise Expenses

Franchise expenses increased $3.3 million, or 10.2%, in fiscal 2022. The increase was primarily due to an increase in advertising expenses, primarily resulting from higher franchise revenue, higher franchise services expense and higher rent expense for locations sub-leased to franchisees that have a portion of the rent based on a percentage of revenue generated.

Impairment and Closed-Store Reserves

During fiscal 2022, we recorded a $0.5 million non-cash impairment charge primarily related to the carrying value of the ROU assets of one restaurant in California that closed in 2021 and the long-lived assets of two restaurants in California. During fiscal 2021, we recorded a $0.7 million non-cash impairment charge primarily related to the carrying value of the ROU assets of one restaurant in Texas that closed in 2019, the carrying value of one restaurant in California that closed in 2021 and the long-lived assets of three restaurants in California.

During fiscal 2022, we recognized $0.3 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations compared to $0.4 million during fiscal 2021.

Gain and Loss on Disposition of Restaurants

During fiscal 2022, we completed the sale of three company-operated restaurants within the Orange County area to an existing franchisee. We determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. This sale resulted in cash proceeds of $1.0 million and a net gain on sale of restaurants of $0.8 million for the fiscal year ended December 28, 2022. These restaurants are included in the total number of franchised El Pollo Loco restaurants.

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

Interest Expense, Net

For fiscal 2022, net interest expense, decreased by $0.1 million, primarily related to lower outstanding balances on our 2022 Revolver (as defined below) during part of the year.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the tax receivable agreement (the “TRA”) liability. The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In fiscal 2022 and fiscal 2021 we recognized income tax receivable agreement income of $0.4 million and expense of less than $0.1 million, respectively. In fiscal 2022 and 2021, we paid $0.4 million and $1.7 million, respectively, to our pre-IPO stockholders under the TRA.

Provision for Income Taxes

In fiscal 2022, we recorded an income tax expense of $8.1 million, compared to income tax expense of $10.3 million in fiscal 2021, reflecting an estimated effective tax rate of 28.0% and 26.2%, respectively. The difference between the 21.0% statutory rate and the Company’s effective tax rate of 28.0% for the year ended December 28, 2022 is primarily a result of state taxes, the change in valuation allowance against certain state credits, a tax shortfall related to equity compensation and non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

The difference between the 21.0% statutory rate and the Company’s effective tax rate of 26.2% for the year ended December 29, 2021 is primarily a result of windfall tax benefit related to stock options exercised and state taxes, a Work Opportunity Tax Credit benefit and the change in valuation allowance against certain state credits as a result of future forecasted income apportioned to the state jurisdiction.

Fiscal Year 2021 Compared to Fiscal Year 2020

Year-to-year comparisons of fiscal 2021 and fiscal 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 29, 2021, which was filed with the SEC on March 11, 2022.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes (“AUV”), restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2022, our restaurants generated company-operated restaurant revenue of $403.2 million and system-wide sales of $1,039.0 million, and system comparable sales growth of 5.9%, consisting of company-operated restaurant comparable sales growth of 3.7% and franchised comparable sales growth of 7.4%. The company-operated comparable sales increase consisted of a 7.3% increase in average check size due to increases in menu prices and partially offset by a 3.3% decrease in transactions. In fiscal 2022, for company-operated restaurants, our annual AUV was $2.1 million, restaurant contribution margin was 13.2%, and Adjusted EBITDA was $48.7 million.

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

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that the presentation of system-wide sales provides useful information to investors because it is a measure that is widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Fiscal Year
	2022	2021	2020
(Dollar amounts in thousands)	(52-Weeks)	(52-Weeks)	(53-Weeks)
Company-operated restaurant revenue	$403,218	$394,733	$374,064
Franchise revenue	38,225	33,729	29,418
Franchise advertising fee revenue	28,516	25,901	22,605
Total Revenue	469,959	454,363	426,087
Franchise revenue	(38,225)	(33,729)	(29,418)
Franchise advertising fee revenue	(28,516)	(25,901)	(22,605)
Sales from franchised restaurants	635,819	578,497	505,559
System-wide sales	$1,039,037	$973,230	$879,623

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 28, 2022, December 29, 2021 and December 30, 2020, there were 464, 464 and 465 comparable restaurants, 184, 187 and 190 company-operated and 280, 276 and 275 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check size, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution therefore excludes franchise revenue, franchise advertising fee revenue and franchise expenses as well as certain other costs, such as general and administrative expenses, franchise expenses, depreciation and amortization, impairment and closed-store reserve, loss on disposal of assets and other costs that are considered corporate-level expenses and are not considered normal operating costs of our restaurants. Accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of shareholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2022 (52-Weeks)	2021 (52-Weeks)	2020 (53-Weeks)

Restaurant contribution:
Income from operations	$30,120	$41,335	$33,556
Add (less):
General and administrative expenses	39,093	39,852	35,918
Legal settlements	—	—	2,566
Franchise expenses	36,169	32,831	28,761
Depreciation and amortization	14,418	15,176	16,878
Loss on disposal of assets	165	289	189
Franchise revenue	(38,225)	(33,729)	(29,418)
Franchise advertising fee revenue	(28,516)	(25,901)	(22,605)
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	(123)
Impairment and closed-store reserves	752	1,087	4,691
(Gain) loss on disposition of restaurants	(848)	1,534	—
Restaurant contribution	$53,128	$72,474	$70,413

Company-operated restaurant revenue:
Total revenue	$469,959	$454,363	$426,087
Less:
Franchise revenue	(38,225)	(33,729)	(29,418)
Franchise advertising fee revenue	(28,516)	(25,901)	(22,605)
Company-operated restaurant revenue	$403,218	$394,733	$374,064

Restaurant contribution margin (%)	13.2%	18.4%	18.8%

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

Management believes that EBITDA and Adjusted EBITDA facilitate operating performance comparisons from period to period by isolating the effects of some items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. These potential differences may be caused by variations in capital structures (affecting interest expense), tax positions (such as the impact on periods or companies of changes in effective tax rates or net operating losses) and the age and book depreciation of facilities and equipment (affecting relative depreciation expense). We also present EBITDA and Adjusted EBITDA because (i) management believes that these measures are frequently used by securities analysts, investors and other interested parties to evaluate companies in our industry, (ii) management believes that investors will find these measures useful in assessing our ability to service or incur indebtedness, and (iii) we use EBITDA and Adjusted EBITDA internally as benchmarks to compare our performance to that of our competitors.

The following table sets forth reconciliations of our net income to EBITDA and Adjusted EBITDA:

	Fiscal Year
(Amounts in thousands)	2022 (52-Weeks)	2021 (52-Weeks)	2020 (53-Weeks)
Net income	$20,801	$29,121	$24,474
Non-GAAP adjustments:
Provision for income taxes	8,078	10,332	5,651
Interest expense, net of interest income	1,677	1,824	3,292
Depreciation and amortization	14,418	15,176	16,878
EBITDA	$44,974	$56,453	$50,295
Stock-based compensation expense (a)	3,491	3,220	3,093
Loss on disposal of assets (b)	165	289	189
Recovery of securities lawsuits related legal expense and other insurance claims (c)	—	—	(123)
Impairment and closed-store reserves (d)	752	1,087	4,691
(Gain) loss on disposition of restaurants (e)	(848)	1,534	—
Income tax receivable agreement (income) expense (f)	(436)	58	139
Securities class action legal expense (g)	443	495	604
Legal settlements (h)	(541)	—	2,566
Special legal expenses (i)	350	—	—
Pre-opening costs (j)	326	259	141
Adjusted EBITDA	$48,676	$63,395	$61,595
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	In fiscal 2020, we received insurance proceeds of $0.1 million related to a property claim.
(d)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During fiscal 2022, we recorded non-cash impairment charges of $0.5 million, primarily related to the carrying value of the ROU assets of one restaurant in California that closed in 2021 and the long-lived assets of two restaurants in California. During fiscal 2022, we recognized $0.3 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2021, we recorded non-cash impairment charges of $0.7 million for the year ended December 29, 2021, primarily related to the carrying value of one restaurant in Texas closed in 2019, the ROU assets of one restaurant in California closed in 2021, and the long-lived assets of three restaurants in California. During fiscal 2021, we recognized $0.4 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2020, we recorded impairment charges of $3.5 million for the year ended December 30, 2020, primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. During fiscal 2020, we recognized $1.2 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(e)	During fiscal 2022, we completed the sale of three company-operated restaurants within the Orange County area to an existing franchisee. This sale during 2022 resulted in cash proceeds of $1.0 million and a net gain on sale of restaurants of $0.8 million for the year ended December 28, 2022. During fiscal 2021, we completed the sale of our eight restaurants within Sacramento area to an existing franchisee. This sale resulted in cash proceeds of $4.6 million during the year ended December 29, 2021 and a net loss on sale of restaurants of $1.5 million for the year ended December 29, 2021.
(f)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 28, 2022, December 29, 2021 and December 30, 2020, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(g)	Consists of costs related to the defense of securities lawsuits. During the year ended December 29, 2021, we received $0.5 million in insurance proceeds, net of legal expenses, related to the derivative complaint. See Note 13 “Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.
(h)	Fiscal 2020 consists of an expense of $2.6 million related to resolution of the longstanding lawsuit involving a contract dispute with one of the Company’s franchisees concerning asserted territory rights, as well as amounts incurred related to the payment of the final settlement amounts for consolidated wage and hour class action lawsuits resolved during fiscal 2020. For additional information on legal settlements, see Note 13 “Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.
(i)	Consists of costs related to a special dividend declaration. On October 11, 2022, the Board of Directors declared a special dividend of $1.50 per share on the common stock of the Company. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022.
(j)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2022 Revolver (as defined below). Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months and beyond from the issuance of the consolidated financial statements.

However, depending on the effects of the COVID-19 pandemic (and its related economic impacts) and macroeconomic conditions, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2022 Credit Agreement (as defined in Note 6 “Long-Term Debt”), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Cash Flows

The following table presents summary cash flow information for the years indicated:

	Fiscal Year
(Amounts in thousands)	2022 (52-Weeks)	2021 (52-Weeks)	2020 (53-Weeks)
Net cash provided by (used in)
Operating activities	$38,549	$52,099	$40,547
Investing activities	(18,915)	(12,485)	(6,690)
Financing activities	(29,187)	(22,787)	(28,708)
Net (decrease) increase in cash	$(9,553)	$16,827	$5,149

Operating Activities

In fiscal 2022, net cash provided by operating activities decreased by $13.6 million compared to fiscal 2021. This decrease was due primarily to lower profitability and unfavorable working capital fluctuations during fiscal 2022.

In fiscal 2021, net cash provided by operating activities increased by $11.6 million compared to fiscal 2020. This increase was due primarily to an increase in profitability after non-cash items and favorable working capital fluctuations for the year ended December 29, 2021.

Investing Activities

In fiscal 2022, net cash used in investing activities increased by $6.4 million compared to fiscal 2021. This increase was due primarily to opening four new company-operated restaurants during fiscal 2022 compared to opening two new company-operated restaurants during fiscal 2021. This was partially offset by cash proceeds of $1.0 million received during fiscal 2022 related to the sale of three restaurants within the Orange County area to an existing franchisee compared to cash proceeds of $4.6 million received during fiscal 2021 related to the sale of eight restaurants within the Sacramento area to an existing franchisee.

In fiscal 2021, net cash used in investing activities increased by $5.8 million compared to fiscal 2020. This increase was due primarily to opening two new company-operated restaurants and remodeling ten restaurants during the year ended December 29, 2021 compared to opening one new company-operated restaurant and completing two new remodels during the year ended December 30, 2020. This was partially offset by cash proceeds of $4.6 million received during the year ended December 29, 2021 related to the sale of eight restaurants within the Sacramento area to an existing franchisee.

Financing Activities

In fiscal 2022, net cash used in financing activities increased by $6.4 million compared to fiscal 2021. This change was due primarily to a special dividend payout of $56.0 million during fiscal 2022 partially offset by net borrowings on the 2022 Revolver of $26.0 million, compared to net pay downs of $22.8 million in fiscal 2021. Additionally, this change was due to a $1.7 million cash inflow related to option exercises during the year ended December 28, 2022, compared to a $0.9 million cash inflow during the year ended December 29, 2021.

In fiscal 2021, net cash used in financing activities decreased by $5.9 million compared to fiscal 2020. This decrease was due primarily to $22.8 million of net pay downs on the 2018 Revolver during fiscal 2021, compared to net pay downs of $34.2 million in fiscal 2020. The change was partially offset by a decrease of $5.0 million in proceeds received from the issuance of common stock upon exercise of stock options in fiscal 2021 compared to fiscal 2020.

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

The special dividend announced by the Company’s Board of Directors on October 11, 2022 was permitted under the terms of 2022 Revolver pursuant to both subclause (iii)(d) and (iii)(e) of the following sentence. Under the 2022 Revolver, Holdings is restricted from making certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. For borrowings under the 2022 Revolver and 2018 Revolver during fiscal 2022, the interest rate range was 1.4% to 6.0%. For borrowings under the 2018 Revolver during fiscal 2021, the interest rate range was 1.3% to 1.6%. The interest rate under the 2022 Revolver was 5.7% at December 28, 2022 and 1.4% under the 2018 Revolver at December 29, 2021.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of December 28, 2022.

At December 28, 2022, $9.8 million of letters of credit and $66.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $74.2 million at December 28, 2022.

During the year ended December 28, 2022, we refinanced and terminated our credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provided for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”) and entered into the 2022 Credit Agreement. On July 29, 2022, we made a $20.0 million payment to the 2022 Revolver and the outstanding balance as of December 28, 2022 was $66.0 million. See Note 6 “Long Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

In connection with our entry into the 2022 Credit Agreement, we terminated the interest rate swap on July 28, 2022 which was previously used to hedge interest rate risk. Prior to the interest rate swap termination, the swap was a highly effective cash flow hedge. In settlement of this swap, we received approximately $0.6 million and derecognized the corresponding interest rate swap asset. The remaining amount in accumulated other comprehensive (loss) income (“AOCI”) related to the hedging relationship will be reclassified into earnings when the hedged forecasted transaction is reported in earnings.

Material Cash Requirements

Our total capital expenditures for 2022 were $19.9 million. In 2022, we spent approximately $8.1 million on the development and construction of our new restaurants. The remaining $11.8 million of capital expenditures during 2022 were related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. In 2023, we expect to incur between $27.0 million and $31.0 million in total capital expenditures, of which we expect $11.0 million to $13.0 million will be related to our construction of new restaurants, and $14.0 million to $16.0 million will be related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. Finally, we expect a portion of our incurred capital expenditures in 2023 to be for additional corporate initiatives, including investments in technology for support centers to boost innovation, enhancing the customer experience, and improving operations. We expect to fund these capital expenditures primarily with operating cash flows.

The following table summarizes our other current and long-term material cash requirements as of December 28, 2022, which we expect to fund primarily with operating cash flows:

	Payments Due by Period
			2024 -	2026 -	2028 and
(Amounts in thousands)	Total	2023	2025	2027	thereafter
Operating leases (1)	$236,459	$27,876	$49,616	$41,401	$117,566
Finance leases (1)	2,146	151	298	218	1,479
Long-term debt (2)	76,959	3,529	6,938	66,492	—
Income tax receivable agreement (3)	672	263	409	—	—
Purchasing commitments—chicken(4)	40,866	40,866	—	—	—
Total	$357,102	$72,685	$57,261	$108,111	$119,045

(1)	Operating and Finance Leases — Represents future minimum lease payments for our restaurants and the principal payments during the lease terms, respectively. Refer to Note 5 “Leases” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(2)	Long-Term Debt — Represents our contractual debt obligations. Includes expected interest expenses, calculated based on applicable interest rates at December 28, 2022. Refer to Note 6 “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(3)	Income Tax Receivable Agreement — Represents payments to our pre-IPO stockholders under the TRA. Refer to Note 9 “Income Taxes” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(4)	Purchasing Commitments (Chicken) — Reflects contractual purchase commitments for goods related to restaurant operations. Refer to Note 13 “Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations.

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

Accounting policies are an integral part of our financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that the critical accounting policies and estimates discussed below involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. Our significant accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.

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

We determined that there were no indicators of potential impairment of our goodwill and indefinite-lived intangible assets during fiscal 2022 and 2021. Accordingly, we did not record any impairment to goodwill or indefinite-lived intangible assets during the year ended December 28, 2022. The ultimate severity and longevity of the COVID-19 pandemic and the extent and duration of any economic downturn is unknown, and therefore, it is possible that impairments could be identified in future periods, and such amounts could be material.

Upon the sale or refranchising of a restaurant, we evaluate whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. We did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2022, 2021 and 2020.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 28, 2022, we had no federal and less than $0.1 million state net operating loss (“NOL”) carryforwards. These State NOLs expire beginning 2029.

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

On July 30, 2014, we entered into the TRA. The TRA calls for us to pay our pre-IPO stockholders 85% of the cash savings that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. The TRA charge expense (benefit) is a permanent add-back to our taxable income. TRA resulted in $0.4 million of income in fiscal 2022 and less than $0.1 million of expense in fiscal 2021 as a result of the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income and $0.1 million of expense in fiscal 2020 as a result of changes to future forecasted results and deduction on 2018 legal settlement accrual. In fiscal 2022, 2021 and 2020, we paid $0.4 million, $1.7 million and $5.2 million, respectively, to our pre-IPO stockholders under the TRA.

In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. As of fiscal 2022, the deferred asset balance related to these various tax credits, net of valuation allowance was $0.5 million. The fiscal 2022 provision includes a $6.7 million valuation allowance against our deferred tax asset, resulting from certain tax credits that may not be realizable prior to the time the credits expire.

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

Stock-Based Compensation

We measure and recognize compensation expense for the estimated fair value of equity instruments for employees and non-employee directors based on the grant-date fair value of the award. For awards that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. We granted 372,958 options during fiscal 2022. In fiscal 2022, we granted 356,610 restricted stock awards, with an exercise price equal to the fair market value of the common stock on the date of grant. The awards granted in fiscal 2022, 2021 and 2020 had a four-year vesting period for employees and three-year vesting period for directors. In order to calculate the grant date fair value for our stock options, we utilize the Black–Scholes option pricing model. The model involves several assumptions including the expected term of the option, expected volatility and risk-free interest rate. The volatility and the expected life assumptions were based on our historical data. If we changed our assumptions of stock price volatility or expected lives of our stock options, our stock-based compensation expense and results of operations may be materially different.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. We are exposed to market risk from changes in interest rates on our debt, which bears interest at SOFR plus a margin between 1.25% and 2.25%. As of December 28, 2022, we had outstanding borrowings of $66.0 million under our 2022 Revolver, $9.8 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.

During the year ended December 28, 2022, we borrowed $26.0 million net of pay downs of $20.0 million on our 2022 Revolver and the outstanding balance as of December 28, 2022 was $66.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) as of December 28, 2022 and December 29, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2022 and December 29, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 10, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Restaurant Property and Equipment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company reviews its long-lived assets related to restaurants held and used in the business, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The net balance of property and equipment was $78.6 million as of December 28, 2022. For certain restaurants, indicators of impairment of the related property and equipment were present. As such, for these restaurants, management compared the projected undiscounted cash flow to the carrying value to determine whether an impairment loss should be measured.

We identified the Company’s evaluation of projected future cash flows to determine the impairment of restaurant property and equipment as a critical audit matter. The future cash flows used in certain of the Company's property and equipment impairment analysis requires management to develop estimates and assumptions about future revenue transaction growth rates, pricing changes, and restaurant operating margins, which are made more uncertain by the impact of the current inflationary pressures on the Company’s business. Auditing these significant assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to addresses these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the completeness and accuracy of data used in the projected cash flow models, including recalculating the projected cash flows for selected restaurants with impairment indicators.
●	Evaluating the reasonableness of management’s assumptions over the future revenue transaction growth rates, pricing changes, and restaurant operating margin assumptions for select restaurants by (i) comparing them to historical information for both company-owned and franchised restaurants in the same market, (ii) comparing them to recent trends by restaurant, considering the changes in the Company’s business model and uncertainties related to the impact of the current inflationary pressures, and (iii) comparing them to restaurant industry revenue growth rates based on market data to determine if contradictory evidence existed.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2011.

Costa Mesa, California

March 10, 2023

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 28,	December 29,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$20,493	$30,046
Accounts and other receivables, net	10,084	13,407
Inventories	2,442	2,318
Prepaid expenses and other current assets	3,662	3,732
Income tax receivable	768	—
Total current assets	37,449	49,503
Property and equipment, net	78,644	75,668
Property and equipment held under finance lease, net	1,532	1,635
Property and equipment held under operating leases, net ("ROU asset")	165,584	171,981
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	512	2,245
Other assets	2,935	2,192
Total assets	$597,218	$613,786
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$110	$143
Current portion of obligations under operating leases	19,995	19,959
Accounts payable	12,741	10,626
Accrued salaries and vacation	8,873	11,539
Accrued insurance	11,120	11,193
Accrued income taxes payable	—	889
Accrued interest	291	86
Current portion of income tax receivable agreement payable	263	437
Other accrued expenses and current liabilities	15,120	19,710
Total current liabilities	68,513	74,582
Revolver loan	66,000	40,000
Obligations under finance leases, net of current portion	1,626	1,712
Obligations under operating leases, net of current portion	165,149	171,651
Deferred taxes	8,517	5,464
Income tax receivable agreement payable, net of current portion	409	1,101
Other noncurrent liabilities	5,856	8,653
Total liabilities	316,070	303,163
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 37,008,061 and 36,601,648 shares issued and outstanding as December 28, 2022 and December 29, 2021, respectively	370	365
Additional paid-in-capital	292,244	342,941
Accumulated deficit	(11,592)	(32,393)
Accumulated other comprehensive income (loss)	126	(290)
Total stockholders’ equity	281,148	310,623
Total liabilities and stockholders’ equity	$597,218	$613,786

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the Fiscal Years Ended
	December 28, 2022	December 29, 2021	December 30, 2020

Revenue
Company-operated restaurant revenue	$403,218	$394,733	$374,064
Franchise revenue	38,225	33,729	29,418
Franchise advertising fee revenue	28,516	25,901	22,605
Total revenue	469,959	454,363	426,087
Cost of operations
Food and paper cost	117,774	104,394	98,774
Labor and related expenses	130,773	120,308	114,455
Occupancy and other operating expenses	101,543	97,557	92,422
Gain on recovery of insurance proceeds, lost profits	—	—	(2,000)
Company restaurant expenses	350,090	322,259	303,651
General and administrative expenses	39,093	39,852	35,918
Legal settlements	—	—	2,566
Franchise expenses	36,169	32,831	28,761
Depreciation and amortization	14,418	15,176	16,878
Loss on disposal of assets	165	289	189
Recovery of securities lawsuits related legal expenses and other insurance claims	—	—	(123)
(Gain) loss on disposition of restaurants	(848)	1,534	—
Impairment and closed-store reserves	752	1,087	4,691
Total expenses	439,839	413,028	392,531
Income from operations	30,120	41,335	33,556
Interest expense, net	1,677	1,824	3,292
Income tax receivable agreement (income) expense	(436)	58	139
Income before provision for income taxes	28,879	39,453	30,125
Provision for income taxes	8,078	10,332	5,651
Net income	$20,801	$29,121	$24,474
Net income per share
Basic	$0.57	$0.81	$0.70
Diluted	$0.57	$0.80	$0.68
Weighted-average shares used in computing net income per share
Basic	36,350,579	35,973,892	35,193,325
Diluted	36,575,904	36,446,756	35,796,406

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Fiscal Years Ended
	December 28,	December 29,	December 30,
	2022	2021	2020
Net income	$20,801	$29,121	$24,474
Other comprehensive income (loss)
Changes in derivative instruments
Unrealized net gains (losses) arising during the period from interest rate swap	862	257	(1,762)
Reclassifications of (gains) losses into net income	(296)	486	278
Income tax (expense) benefit	(150)	(200)	398
Other comprehensive income (loss), net of taxes	416	543	(1,086)
Comprehensive income	$21,217	$29,664	$23,388

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance, December 26, 2019	35,126,582	$351	$330,950	$(85,988)	$253	$245,566
Stock-based compensation	—	—	3,093	—	—	3,093
Issuance of common stock related to restricted shares, net	439,061	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	970,736	10	5,856	—	—	5,866
Shares repurchased for employee tax withholdings	(23,407)	—	(335)	—	—	(335)
Forfeiture of common stock related to restricted shares	(89,467)	(1)	1	—	—	—
Other comprehensive income, net of income tax	—	—	—	—	(1,086)	(1,086)
Net income	—	—	—	24,474	—	24,474
Balance, December 30, 2020	36,423,505	364	339,561	(61,514)	(833)	277,578
Stock-based compensation	—	—	3,220	—	—	3,220
Issuance of common stock related to restricted shares, net	246,780	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options	132,760	1	865	—	—	866
Shares repurchased for employee tax withholdings	(40,384)	—	(705)	—	—	(705)
Forfeiture of common stock related to restricted shares	(161,013)	(2)	2	—	—	—
Other comprehensive loss, net of income tax	—	—	—	—	543	543
Net income	—	—	—	29,121	—	29,121
Balance, December 29, 2021	36,601,648	365	342,941	(32,393)	(290)	310,623
Stock-based compensation	—	—	3,491	—	—	3,491
Issuance of common stock related to restricted shares, net	356,610	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options	185,798	2	1,711	—	—	1,713
Shares repurchased for employee tax withholdings	(30,128)	—	(322)	—	—	(322)
Forfeiture of common stock related to restricted shares	(105,867)	(1)	1	—	—	—
Other comprehensive income, net of income tax	—	—	—	—	416	416
Common stock cash dividends ($1.50 per share)	—	—	(55,574)	—	—	(55,574)
Net income	—	—	—	20,801	—	20,801
Balance, December 28, 2022	37,008,061	$370	$292,244	$(11,592)	$126	$281,148

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended
	December 28,	December 29,	December 30,
	2022	2021	2020
Cash flows from operating activities:
Net income	$20,801	$29,121	$24,474
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	14,418	15,176	16,878
Bad debt expense	—	—	190
Stock-based compensation expense	3,491	3,220	3,093
Income tax receivable agreement (income) expense	(436)	58	139
(Gain) loss on disposition of restaurants	(848)	1,534	—
Loss on disposal of assets	165	289	189
Impairment of property and equipment	481	711	3,498
Amortization of deferred financing costs	340	251	252
Deferred income taxes, net	4,600	957	4,008
Changes in operating assets and liabilities:
Accounts and other receivables	3,323	(3,444)	(1,155)
Inventories	(125)	(218)	(92)
Prepaid expenses and other current assets	71	133	1,853
Income taxes (receivable) payable	(1,657)	3,410	(2,145)
Other assets	(240)	(1,052)	(13)
Accounts payable	3,977	2,533	666
Accrued salaries and vacation	(2,667)	1,373	1,548
Accrued insurance	(73)	777	976
Payment related to tax receivable agreement	(430)	(1,658)	(5,237)
Other accrued expenses and liabilities	(6,642)	(1,072)	(8,575)
Net cash flows provided by operating activities	38,549	52,099	40,547
Cash flows from investing activities:
Proceeds from disposition of restaurants	1,002	4,556	—
Purchase of property and equipment	(19,917)	(17,041)	(6,690)
Net cash flows used in investing activities	(18,915)	(12,485)	(6,690)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	46,000	—	59,500
Payments on revolver and swingline loan	(20,000)	(22,800)	(93,700)
Minimum tax withholdings related to net share settlements	(322)	(705)	(335)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,713	866	5,866
Common stock dividends paid	(55,574)	—	—
Payment of obligations under finance leases	(162)	(148)	(39)
Deferred financing costs for revolver loan	(842)	—	—
Net cash flows used in financing activities	(29,187)	(22,787)	(28,708)
(Decrease) increase in cash and cash equivalents	(9,553)	16,827	5,149
Cash and cash equivalents, beginning of period	30,046	13,219	8,070
Cash and cash equivalents, end of period	$20,493	$30,046	$13,219

	For the Fiscal Years Ended
	December 28,	December 29,	December 30,
	2022	2021	2020
Supplemental cash flow information
Cash paid during the period for interest	$1,450	$1,066	$2,956
Cash paid during the period for income taxes	$5,100	$5,968	$4,225
Unpaid purchases of property and equipment	$1,333	$2,454	$1,925

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively known as “we,” “us” or the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, Colorado, Utah and Louisiana, specialize in fire-grilling citrus-marinated chicken in a wide variety of contemporary Mexican and LA-inspired entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, variations on our Pollo Bowl®, Pollo Salads and our Pollo Fit entrees. At December 28, 2022, the Company operated 188 (138 in the greater Los Angeles area) and franchised 302 (141 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses five restaurants in the Philippines. The Company’s largest stockholder is Trimaran Pollo Partners, L.L.C. (“LLC”), which is controlled by affiliates of Trimaran Capital, L.L.C. LLC acquired Chicken Acquisition Corp. (“CAC”), a predecessor of Holdings, on November 17, 2005 (the “Acquisition”). As of December 28, 2022, LLC, FS Equity Partners V, L.P. and FS Affiliates V, L.P. own approximately 30.3%, 14.8% and 0.2%, respectively, of the Company’s outstanding common stock. FS Equity V and FS Affiliates V, which previously indirectly held shares of the Company’s common stock through LLC, received shares directly on August 31, 2022, upon LLC’s pro rata distribution in kind of shares of the Company’s common stock to FS Equity V and FS Affiliates V. LLC’s only material asset is its investment in Holdings.

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

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2022 Revolver (see Note 6 “Long-Term Debt”) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodel and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At December 28, 2022, the Company’s total debt was $66.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $20.5 million at December 28, 2022, and available borrowings under the 2022 Revolver (as defined in Note 6 “Long-Term Debt”) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2022, 2021, and 2020 ended on December 28, 2022, December 29, 2021 and December 30, 2020, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2022 and 2021 were 52-week fiscal years. Fiscal 2020 was a 53-week fiscal year. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Certain amounts in prior years have been reclassified to conform with the fiscal 2022 presentation.

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

COVID-19 and Macroeconomic Conditions

The Company may face future business disruption and related risks resulting from the ongoing COVID-19 pandemic or from another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. During fiscal 2022, the Company incurred $3.3 million in COVID-19 related expenses, comprised of $2.3 million due to overtime primarily related to the first quarter and $1.0 million due to leaves of absence related to the remaining three quarters. During fiscal 2021, the Company incurred $3.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. During fiscal 2020, the Company incurred $4.9 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. While all of the Company’s restaurants had dining rooms open as of December 28, 2022, the Company continues to experience staffing challenges, including higher wage inflation, overtime costs and other labor related costs. Further, the Company continues to experience inflationary pressures, which resulted in increased commodity prices and impacted the Company’s business and results of operations during the year ended December 28, 2022. The Company expects these pressures to continue during fiscal 2023.

Due to the fluidity of the COVID-19 pandemic and the current macroeconomic environment, the Company cannot determine the ultimate impact that the COVID-19 pandemic (and related economic effects) and the current macroeconomic environment will have on the Company’s consolidated financial condition, liquidity, and future results of operations, and therefore any prediction as to the ultimate materiality of the adverse impact on the Company’s consolidated financial condition, liquidity, and future results of operations is uncertain.

Cash and Cash Equivalents

The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Subsequent Events

Subsequent to year-end, the Company paid down $8.0 million on its 2022 Revolver and outstanding borrowings as of March 9, 2023 were $58.0 million.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier for which amounts due at December 28, 2022 totaled 41.7% of the Company’s accounts payable. As of December 29, 2021, the Company had one supplier for which the amount due totaled 26.1% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 28.5% of the Company’s purchases for fiscal 2022, 27.1% for fiscal 2021 and 26.9% for fiscal 2020 with no amounts payable at December 28, 2022 or December 29, 2021.

In fiscal 2022, 2021 and 2020, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.2%, 70.9%, and 71.3%, respectively, of total revenue. One franchisee accounted for 12.9% of total accounts receivable as of December 28, 2022, and one franchisee accounted for 10.6% of total accounts receivable as of December 29, 2021.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of income, and were less than $0.1 million for each of the years ended December 28, 2022, December 29, 2021 and December 30, 2020. The Company capitalized internal costs related to site selection and construction activities of $1.5 million, $1.4 million and $1.0 million for the years ended December 28, 2022, December 29, 2021 and December 30, 2020, respectively.

Impairment of Long-Lived and ROU Assets

The Company reviews its long-lived and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event, related to long-lived assets or ROU assets in a net asset position, to have occurred related to a specific restaurant if the restaurant’s Average Unit Volume (“AUV”) for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event, related to ROU assets, to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. As of December 28, 2022 and December 29, 2021, ROU assets related to closed or subleased restaurant locations totaled $30.7 million and $21.9 million, respectively. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain stores during the year ended December 28, 2022 that required an impairment review of the Company’s long-lived and ROU assets. Based on the results of this analysis, the Company recorded non-cash impairment charges of $0.5 million for the year ended December 28, 2022, primarily related to the carrying value of the ROU assets of one restaurant in California that closed in 2021 and the long-lived assets of two restaurants in California.

In fiscal 2021, the Company recorded non-cash impairment charges of $0.7 million primarily related to the carrying value of the ROU assets of one restaurant in Texas that closed in 2019, the carrying value of one restaurant in California that closed in 2021 and the long-lived assets of three restaurants in California. In fiscal 2020, the Company recorded a non-cash impairment charge of $3.5 million primarily related to the carrying value of the ROU assets of one restaurant in Texas and the long-lived assets of four restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic (and related economic effects), the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

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

During fiscal 2022, the Company recognized $0.3 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

During fiscal 2021, the Company recognized $0.4 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During fiscal 2020, the Company recognized

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2022, 2021 and 2020.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during fiscal 2022. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the year ended December 28, 2022.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the period of the loan on a straight-line basis, which approximates the effective interest method. Included in other assets are deferred financing costs (net of accumulated amortization), related to the revolver, of $0.9 million and $0.4 million as of December 28, 2022 and December 29, 2021, respectively. Amortization expense for deferred financing costs was approximately $0.3 million for each of the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

three years ended December 28, 2022, December 29, 2021, and December 30, 2020, and is reflected as a component of interest expense in the accompanying consolidated statements of income.

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 28, 2022 and December 29, 2021, the Company had accrued $11.1 million and $11.2 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 28, 2022, December 29, 2021 and December 30, 2020, totaled $8.7 million, $9.0 million, and $8.4 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of income.

Restaurant Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $7.5 million, $7.7 million and $7.5 million during the years ended December 28, 2022, December 29, 2021, and December 30, 2020, respectively.

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and, as of August 4, 2020, 50 points can be redeemed for a $5 reward to be used for a future purchase. Prior to August 4, 2020, 100 points could be redeemed for a $10 reward. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. Additionally, if a reward is not used within six months, it expires. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 28, 2022 and December 29, 2021, the revenue allocated to loyalty points that have not been redeemed was $0.5 million and $0.7 million, respectively, which is reflected in the Company’s accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

Franchise Revenue

Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees and IT support services. Rental income for subleases to franchisees are outside of the scope of the revenue standard and are within the scope of lease guidance. Under Topic 842, sublease income is recorded on a net basis within the consolidated statements of income. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees.

For franchise and development agreement fees, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and are, therefore, treated as a single performance obligation. As such, initial franchise and development fees received, and

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsequent renewal fees, are recognized over the franchise or renewal term, which is typically twenty years. As of December 28, 2022, the Company had executed development agreements that represent commitments to open 72 franchised restaurants at various dates through 2032.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third-party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of December 28, 2022, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Franchise Advertising Fee Revenue

The Company presents advertising contributions received from franchisees as franchise advertising fee revenue and records all expenses of the advertising fund within franchise expenses.

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund and is accrued, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $16.4 million, $16.1 million and $15.3 million for the years ended December 28, 2022, December 29, 2021 and December 30, 2020, respectively. In addition, there was $28.5 million, $25.9 million and $22.6 million for the years ended December 28, 2022, December 29, 2021 and December 30, 2020, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides, which is included

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

within franchise advertising fee revenue. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $0.8 million and $3.6 million at December 28, 2022 and December 29, 2021, respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 28, 2022, the Company was obligated to spend $0.8 million more in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of income.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. Preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of income, were $0.3 million, $0.3 million and $0.1 million for the years ended December 28, 2022, December 29, 2021, and December 30, 2020, respectively.

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

Recovery of Securities Class Action Legal Expense and Other Insurance Claims

During fiscal 2020 the Company received insurance proceeds of $0.1 million related to a property claim. See Note 13 “Commitments and Contingencies—Legal Matters.”

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain (Loss) on Disposition of Restaurants

During fiscal 2022, the Company completed the sale of three company-operated restaurants within the Orange County area to an existing franchisee. During fiscal 2021, the Company completed the sale of eight restaurants within the Sacramento area to an existing franchisee. The Company has determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned. The Orange County sale during 2022 resulted in cash proceeds of $1.0 million and a net gain on sale of restaurants of $0.8 million for the year ended December 28, 2022. The Sacramento sale resulted in cash proceeds of $4.6 million and a net loss on sale of restaurants of $1.5 million for the year ended December 29, 2021. Since the date of their sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

Derivative Financial Instruments

The Company used an interest rate swap, a derivative instrument, to hedge interest rate risk and not for trading purposes. The derivative contract was entered into with a financial institution. In connection with the Company’s entry into the 2022 Credit Agreement (as defined in Note 6 “Long-Term Debt”), it terminated the interest rate swap on July 28, 2022. The Company recorded the derivative instrument on its consolidated balance sheets at fair value. The derivative instrument qualified as a hedging instrument in a qualifying cash flow hedge relationship, and the gain or loss on the derivative instrument was reported as a component of accumulated other comprehensive (loss) income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately. If a derivative previously designated as a hedge is terminated, or no longer meets the qualifications for hedge accounting, any balances in AOCI will be reclassified to earnings immediately.

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

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 28, 2022 or December 29, 2021. During fiscal 2020, the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company recognized interest of $0.1 million related to the Notice of Proposed Adjustment (“NOPA”), discussed below. During fiscal 2022, fiscal 2021 and fiscal 2020, there were no material unrecognized tax benefits. Management believes no significant change to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into a TRA, which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. As of December 28, 2022 and December 29, 2021, the Company had accrued $0.7 million and $1.5 million, respectively relating to expected TRA payments. In fiscal 2022, 2021 and 2020, the Company paid $0.4 million, $1.7 million and $5.2 million, respectively, to its pre-IPO stockholders under the TRA.

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

The CARES Act also provides for the deferral of employer Social Security taxes that are otherwise owed for wage payment and the creation of refundable employee retention credits. The total amount deferred as of December 30, 2020 was $4.9 million, of which 50% was due by December 31, 2021 and another 50% was due by December 31, 2022. As of December 28, 2022, the Company made all deferred payroll tax payments and did not have any corresponding balances included in other non-current liabilities on the Company’s consolidated balance sheet.

Additionally, the Company assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through September 30, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through September 30, 2021. During fiscal 2021, the Company recognized the ERC credit in the amount of $3.4 million as income as it is probable that it will comply with the ERC eligibility requirements. The Company has elected an accounting policy to present government assistance as a reduction of the related expense. The ERC credit was initially recorded as a receivable as part of the accounts and other receivable on the consolidated balance sheet for the year ended December 29, 2021 and as an offset to the corresponding payroll expense which is classified as part of the labor and other operating expenses on the consolidated statements of income for the year ended December 29, 2021. During fiscal 2022, we received $3.1 million in ERC and the remaining $0.3 million continues to be recorded as a receivable as part of the accounts and other receivable on the consolidated balance sheet for the year ended December 28, 2022.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2019, the Company entered into an interest rate swap (used to hedge interest rate risk), which is required to be measured at fair value on a recurring basis. The fair value was determined based on Level 2 inputs, which include valuation models, as reported by the Company’s counterparty. These valuation models use a discounted cash flow analysis on the cash flows of the derivative based on the terms of the contract and the forward yield curves adjusted for the Company’s credit risk. The key inputs for the valuation models are observable market prices, discount rates, and forward yield curves. In connection with the Company’s entry into the 2022 Credit Agreement (as defined in Note 6 “Long-Term Debt”), it terminated the interest rate swap in July 2022. In settlement of this swap, the Company received approximately $0.6 million. See Note 6 “Long-Term Debt” for further discussion regarding the Company’s interest rate swaps.

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

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 28, 2022 reflecting certain property and equipment and ROU assets, for which an impairment loss was recognized during the corresponding periods, as discussed above under Impairment of Long-Lived and ROU Assets (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$442
Certain ROU assets, net	$327	$—	$—	$327	$39

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 29, 2021 reflecting certain property and equipment and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Long-Lived and ROU Assets" (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$304
Certain ROU assets, net	$411	$—	$—	$411	$407

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 30, 2020 for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Long-Lived and ROU Assets" (in thousands):

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Franchise Development Option Agreement with Related Party

On July 11, 2014, EPL and LLC entered into a Franchise Development Option Agreement relating to development of restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted LLC the exclusive option to develop and open 15 restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional 100 restaurants in the Territory over ten years. The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years after that exercise. LLC may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. The Company has no current intention to begin development in the Territory and as of December 28, 2022, no stores have been opened in the Territory.

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 28, 2022	December 29, 2021
Land	$12,323	$12,323
Buildings and improvements	153,377	144,631
Other property and equipment	83,035	78,383
Construction in progress	3,196	5,333
	251,931	240,670
Less: accumulated depreciation and amortization	(173,287)	(165,002)
	$78,644	$75,668

Depreciation and amortization expense was $14.4 million, $15.2 million and $16.9 million for the years ended December 28, 2022, December 29, 2021, and December 30, 2020, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $0.4 million, $0.3 million and $3.0 million for the years ended December 28, 2022, December 29, 2021, and December 30, 2020, respectively. See “Impairment of Long-Lived and ROU Assets” in Note 2 “Summary of Significant Accounting Policies” for additional information.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. TRADEMARKS, OTHER INTANGIBLE ASSETS AND LIABILITIES

Domestic trademarks consist of the following (in thousands):

	December 28,	December 29,
	2022	2021
Cost	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Trademarks, net	$61,888	$61,888

5. LEASES

Nature of leases

The Company’s operations utilize property, facilities, equipment and vehicles leased from others. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842.

As of December 28, 2022, the Company had no leases that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

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

During the year ended December 28, 2022, the Company reassessed the lease terms on 22 restaurants due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $13.0 million of ROU assets and lease liabilities for the year ended December 28, 2022 were recognized, and will be amortized over the new lease term.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The reassessments had an impact on the original lease classification of one property during the year ended December 28, 2022 which represented $0.7 million of the $13.0 million total additional ROU asset and lease liabilities for fiscal 2022. There were no reassessments that impacted the original lease classification during the year ended December 29, 2021. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During fiscal 2022, the Company determined that the carrying value of an ROU assets at one restaurant was not recoverable. As a result, the Company recorded a less than $0.1 million non-cash impairment charge for the year ended December 28, 2022 related to one restaurant closed in California. During fiscal 2021, the Company determined that the carrying value of ROU assets at two restaurants were not recoverable. As a result, the Company recorded a $0.4 million non-cash impairment charge for the year ended December 29, 2021 related to one restaurant closed in Texas in 2019 and one restaurant closed in California. During fiscal 2020, the Company determined that the carrying value of ROU assets at one restaurant was not recoverable. As a result, the Company recorded a $0.5 million non-cash impairment charge for the year ended December 30, 2020 related to one restaurant in Texas, which was sold to a franchisee in the prior year.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	December 28, 2022			December 29, 2021			December 30, 2020
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$73	$2	$75	$78	$2	$80	$11	$—	$11
Interest on lease liabilities	42	3	45	58	1	59	27	—	27
Operating lease cost	26,537	1,005	27,542	26,501	1,122	27,623	26,578	1,227	27,805
Short-term lease cost	—	18	18	—	21	21	—	23	23
Variable lease cost	597	677	1,274	539	354	893	444	191	635
Sublease income	(4,555)	—	(4,555)	(3,823)	—	(3,823)	(3,251)	—	(3,251)
Total lease cost	$22,694	$1,705	$24,399	$23,353	$1,500	$24,853	$23,809	$1,441	$25,250

The following table presents the Company’s total lease cost on the consolidated statement of income (in thousands):

	December 28, 2022	December 29, 2021	December 30, 2020
Lease cost – Occupancy and other operating expenses	$23,730	$24,020	$23,972
Lease cost – General & administrative	465	413	464
Lease cost – Depreciation and amortization	73	78	11
Lease cost – Interest expense	45	59	27
Lease cost – Closed-store reserve	86	283	776
Total lease cost	$24,399	$24,853	$25,250

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following cash and non-cash activities associated with its leases (in thousands):

	December 28, 2022			December 29, 2021			December 30, 2020
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$27,221	$953	$28,174	$26,414	$1,084	$27,498	$23,683	$1,230	$24,913
Financing cash flows used for finance leases	$106	$56	$162	$102	$46	$148	$34	$5	$39

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$12,978	$92	$13,070	$17,763	$—	$17,763	$5,850	$13	$5,863
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$28	$28	$—	$196	$196	$1,623	$54	$1,677
Derecognition of ROU assets due to terminations, impairment or modifications	$(39)	$(35)	$(74)	$(4,513)	$(99)	$(4,612)	$(543)	$(26)	$(569)

Other Information
Weighted-average remaining years in lease term—finance leases	17.87	3.19		18.42	4.02		18.98	4.52
Weighted-average remaining years in lease term—operating leases	10.73	1.73		11.27	1.44		11.45	2.31
Weighted-average discount rate—finance leases	2.57%	1.53%		2.78%	1.54%		2.50%	1.68%
Weighted-average discount rate—operating leases	4.54%	3.80%		4.45%	3.89%		4.29%	3.93%

Information regarding the Company’s minimum future lease obligations at December 28, 2022 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 27, 2023	$151	$27,876	$4,040
December 25, 2024	151	25,887	3,685
December 31, 2025	147	23,729	3,207
December 30, 2026	114	21,595	2,881
December 29, 2027	104	19,806	2,829
Thereafter	1,479	117,566	20,403
Total	$2,146	$236,459	$37,045
Less: imputed interest (1.53% - 4.54%)	(410)	(51,315)
Present value of lease obligations	1,736	185,144
Less: current maturities	(110)	(19,995)
Noncurrent portion	$1,626	$165,149

Short-Term Leases

The Company has multiple short-term leases, which have terms of less than 12 months, and thus were excluded from the recognition requirements of Topic 842. The Company has recognized these lease payments in its consolidated statement

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 28, 2022, December 29, 2021, and December 30, 2020, the Company received $0.4 million, $0.4 million and $0.6 million, respectively, of lease income from company-owned locations.

6. LONG-TERM DEBT

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

The 2018 Revolver included a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The obligations under the 2018 Credit Agreement and related loan documents were guaranteed by the Company and Intermediate. The obligations of the Company, EPL and Intermediate under the 2018 Credit Agreement and related loan documents were secured by a first priority lien on substantially all of their respective assets.

The special dividend announced by the Company’s Board of Directors on October 11, 2022 is permitted under the terms of 2022 Revolver pursuant to both subclause (iii)(d) and (iii)(e) of the following sentence. Under the 2022 Revolver, Holdings is restricted from making certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. For borrowings under the 2022 Revolver and 2018 Revolver during fiscal 2022, the interest rate range was 1.4% to 6.0%. For borrowings under the 2018 Revolver during fiscal 2021, the interest rate range was 1.3% to 1.6%. The interest rate under the 2022 Revolver was 5.7% at December 28, 2022 and 1.4% under the 2018 Revolver at December 29, 2021. For the year ended December 28, 2022, the Company had interest expense of $0.9 million under the 2022 Revolver and 2018 Revolver. For the years ended December 29, 2021 and December 30, 2020, the Company had interest expense of $1.2 million and $2.7 million, respectively, under the 2018 Revolver.

The 2022 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 28, 2022.

At December 28, 2022, $9.8 million of letters of credit and $66.0 million of borrowings were outstanding under the 2022 Revolver. The amount available under the 2022 Revolver was $74.2 million at December 28, 2022. At December 29, 2021, $10.0 million of letters of credit and $40.0 million of borrowings were outstanding under the 2018 Revolver. The amount available under the 2018 Revolver was $100.0 million at December 29, 2021.

Maturities

On July 27, 2022, the Company refinanced and terminated the 2018 Revolver pursuant to the 2022 Credit Agreement. The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. During the year ended December 28, 2022, the Company borrowed $26.0 million net of pay downs of $20.0 million on its 2022 Revolver. During the year ended December 29, 2021, the Company paid down $22.8 million on the 2018 Revolver. There are no required principal payments prior to maturity for the 2022 Revolver.

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

In connection with the Company’s entry into the 2022 Credit Agreement, on July 28, 2022, the Company terminated the interest rate swap, which was previously used to hedge interest rate risk. Prior to the interest rate swap termination, the swap was a highly effective cash flow hedge. In settlement of this swap, the Company received approximately $0.6 million and derecognized the corresponding interest rate swap asset. The remaining amount in AOCI related to the hedging relationship will be reclassified into earnings when the hedged forecasted transaction is reported in earnings. As of December 28, 2022, the estimated net gains included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.2 million, based on current Term SOFR interest rates.

The following table shows the financial statement line item and amount of the Company’s cash flow hedge accounting on the consolidated balance sheet (in thousands):

	December 28, 2022		December 29, 2021
	Notional	Fair value	Notional	Fair value
Other liabilities - Interest rate swap	$—	$—	$40,000	$396

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of the Company’s cash flow hedge accounting on the consolidated statements of income (in thousands):

	December 28, 2022	December 29, 2021	December 30, 2020
Interest expense on hedged portion of debt	$439	$568	$979
Interest (income) expense on interest rate swap	(296)	486	278
Interest (income) expense on debt and derivatives, net	$143	$1,054	$1,257

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the years ended December 28, 2022, December 29, 2021 and December 30, 2020 (in thousands):

				(Gain) Loss Reclassified from
	Net Gain (Loss) Recognized in OCI			AOCI into Interest (Income) Expense
	December 28, 2022	December 29, 2021	December 30, 2020	December 28, 2022	December 29, 2021	December 30, 2020
Interest rate swap	$862	$257	$(1,762)	$(296)	$486	$278

See Note 2 “Summary of Significant Accounting Policies” for the fair value of the Company’s derivative asset.

7. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 28, 2022	December 29, 2021
Accrued sales and property taxes	$5,270	$4,726
Gift card liability	4,667	4,622
Loyalty rewards program liability	526	687
Accrued advertising	831	3,635
Accrued legal settlements and professional fees	1,303	771
Deferred franchise and development fees	610	637
Other	1,913	4,632
Total other accrued expenses and current liabilities	$15,120	$19,710

8. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 28, 2022	December 29, 2021
Deferred franchise and development fees	$5,767	$5,691
Derivative liability	—	396
Employer social security tax deferral	—	2,426
Other	89	140
Total other noncurrent liabilities	$5,856	$8,653

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INCOME TAXES

The provision for income taxes is based on the following components (in thousands):

	December 28,	December 29,	December 30,
For the Years Ended	2022	2021	2020
Current income taxes:
Federal	$2,366	$7,163	$520
State	1,112	2,158	1,123
Total current	3,478	9,321	1,643
Deferred income taxes:
Federal	2,958	93	3,350
State	1,642	918	658
Total deferred	4,600	1,011	4,008
Tax provision for income taxes	$8,078	$10,332	$5,651

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21.0% for fiscal 2022, 2021 and 2020 as follows:

	December 28,	December 29,	December 30,
For the Years Ended	2022	2021	2020
Statutory federal income tax rate applied to earnings before income taxes and extraordinary items	21.0%	21.0%	21.0%
State income tax expense (net of federal benefit)	7.7	5.9	4.3
Change in valuation allowance	—	0.1	0.4
TRA (income) expense	(0.3)	—	—
162(m)	0.5	0.8	0.2
WOTC Credit	(0.9)	(0.5)	(0.9)
Stock option exercises	0.3	(1.4)	(6.6)
Other	(0.3)	0.3	0.4
Total	28.0%	26.2%	18.8%

As of December 28, 2022, the Company had no federal and less than $0.1 million state NOL carryforwards. These State NOLs expire beginning 2029. The Company also has state enterprise zone credits of approximately $9.2 million, which expire in 2023. The utilization of NOL carryforwards and state enterprise zone credits may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the Company concluded that it is more likely than not that its deferred tax assets except from certain state credits will be realized. In both fiscal 2021 and 2020, the Company recorded a valuation allowance of approximately $0.1 million against its deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire. In fiscal 2022, the Company recorded an additional $0.5 million to the valuation allowance. As of December 28, 2022, the total valuation allowance was $6.7 million.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. The TRA charge expense (benefit) is a permanent add-back to the Company’s taxable income. TRA resulted in $0.4 million of income in fiscal 2022 as a result of the amortization of interest expense related

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income, less than $0.1 million of expense in fiscal 2021 as a result of the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income and $0.1 million of expense in fiscal 2020 as a result of changes to future forecasted results and deduction on 2018 legal settlement accrual. In fiscal 2022, 2021 and 2020, the Company paid $0.4 million, $1.7 million and $5.2 million, respectively, to its pre-IPO stockholders under the TRA.

As of December 28, 2022 and December 29, 2021, the deferred tax assets related to California Enterprise Zone credits, net of valuation allowances are $0.5 million and $1.3 million, respectively.

The Company’s deferred tax assets and liabilities as of December 28, 2022 and December 29, 2021 are summarized below.

	December 28,	December 29,
	2022	2021
Deferred assets:
Capital leases	$55	$60
Accrued vacation	508	503
Accrued workers’ compensation	2,201	2,616
Enterprise zone and other credits	7,258	7,524
Net operating losses	5	5
Fixed assets	2,392	4,393
ROU assets	50,112	51,864
Other	4,397	5,694
Total deferred tax assets	66,928	72,659
Valuation allowance	(6,727)	(6,181)
Net deferred tax assets	60,201	66,478
Deferred liabilities:
Goodwill	(6,420)	(6,349)
Trademark	(16,721)	(16,727)
Prepaid expense	(595)	(498)
ROU liabilities	(44,737)	(46,484)
Other	267	361
Deferred tax liabilities	(68,206)	(69,697)
Net deferred tax liability	$(8,005)	$(3,219)

The net deferred tax asset amounts above as of December 28, 2022 and December 29, 2021 have been classified in the accompanying consolidated balance sheets as noncurrent assets and are as follows (in thousands):

	December 28,	December 29,
	2022	2021
Noncurrent:
Assets - state	$512	$2,245
Liabilities - federal	(8,517)	(5,464)
Net deferred tax liability	$(8,005)	$(3,219)

As of December 28, 2022 and December 29, 2021, the Company had no accrual for unrecognized tax benefits. Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months. The Company is subject to taxation in the United States and in various state jurisdictions.

The Company is no longer subject to U.S. examination for years before 2019 by the federal taxing authority, and for years before 2018 by state taxing authorities.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan were $0.8 million for the years ended December 28, 2022, December 29, 2021 and December 30, 2020.

11. STOCK-BASED COMPENSATION

Pursuant to the 2018 Omnibus Equity Incentive Plan the Company grants stock options (“options”), restricted stock units, performance-based stock units and restricted stock. The Company has authorized 5,652,240 shares of common stock for issuance in connection with stock awards. On June 8, 2021, our stockholders approved amending the Equity Incentive Plan, formerly the 2018 Omnibus Equity Incentive Plan, under which the new aggregate share limit was increased to be 2,000,000 shares. As of December 28, 2022, 945,282 shares were available for grant.

During the years ended December 28, 2022, December 29, 2021 and December 30, 2020, the Company recognized stock-based compensation expense of $3.5 million, $3.2 million and $3.1 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of income.

Stock Options

At December 28, 2022, options to purchase 1,068,179 shares of common stock of the Company were outstanding, including 625,436 vested and 442,743 unvested. Unvested options vest over time, or upon our achieving annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 28, 2022, 180,020 premium options, options granted above the stock price at date of grant, remained outstanding. In fiscal 2022, the Company granted 372,958 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2022 had a four year vesting period. Stock options generally expire ten years from the date of grant. In fiscal 2021, the Company granted 256,172 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2021 had a four year vesting period. Stock options generally expire 10 years from the date of grant. Changes in options for the years ended December 28, 2022 and December 29, 2021, are as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 30, 2020	1,030,866	$9.82
Grants	256,172	17.55
Exercised	(132,760)	6.52
Forfeited, cancelled or expired	(176,200)	14.48
Outstanding - December 29, 2021	978,078	$11.45
Grants	372,958	10.54
Exercised	(185,798)	9.22
Forfeited, cancelled or expired	(97,059)	$12.06
Outstanding - December 28, 2022	1,068,179	$9.92	5.68	$1,368
Vested and expected to vest at December 28, 2022	1,060,880	$9.92	5.66	$1,362
Exercisable at December 28, 2022	625,436	$9.50	3.37	$1,033

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $0.8 million, $1.6 million and $9.9 million for fiscal years 2022, 2021 and 2020, respectively.

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

The weighted-average estimated fair value of employee stock options granted in fiscal 2022 and 2021 was $4.89 and $8.10 per share, respectively, using the Black–Scholes model with the following weighted-average assumptions used to value the option grants:

	December 28, 2022	December 29, 2021
Expected volatility	43.0%	46.9%
Risk-free interest rate	2.9%	1.1%
Expected term (years)	6.25	6.25
Expected dividends	—	—

As of December 28, 2022, the Company had total unrecognized compensation expense of $2.1 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 3.0 years.

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

The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2022, 2021 and 2020. The Company will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to its stock-based compensation.

Restricted Shares

In fiscal 2022 and 2021, 356,610 and 222,741 restricted share awards were granted, respectively, at the fair market value on the date of grant. These grants vest based on continued service over three years for directors and four years for employees.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in restricted shares for the years ended December 28, 2022 and December 29, 2021, are as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 30, 2020	742,404	$11.68
Granted	222,741	$17.13
Released	(248,255)	$11.99
Forfeited, cancelled, or expired	(221,110)	$11.80
Unvested shares at December 29, 2021	495,780	$13.92
Granted	356,610	$10.37
Released	(201,043)	$13.32
Forfeited, cancelled, or expired	(105,867)	$12.91
Unvested shares at December 28, 2022	545,480	$12.02

As of December 28, 2022, there was total unrecognized compensation expense of $5.0 million related to unvested restricted share awards, which the Company expects to recognize over a weighted-average period of 2.62 years. As of December 28, 2022, all remaining performance stock units and restricted units were forfeited, cancelled, expired, or released.

12. EARNINGS PER SHARE

Basic EPS is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 28, 2022, December 29, 2021, and December 30, 2020. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

On October 11, 2022, the Company’s Board of Directors approved a share repurchase program (the “2022 Stock Repurchase Plan”) under which the Company is authorized to repurchase up to $20.0 million of shares of our common stock. The 2022 Stock Repurchase Plan will terminate on March 28, 2024, may be modified, suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares.

Under the 2022 Stock Repurchase Plan, the Company is permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases will be executed using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions.

For the year ended December 28, 2022, the Company did not repurchase any shares of common stock under the 2022 Stock Repurchase Plan.

Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data.

	For the Years Ended
	December 28,	December 29,	December 30,
	2022	2021	2020
Numerator:
Net income	$20,801	$29,121	$24,474
Denominator:
Weighted-average shares outstanding—basic	36,350,579	35,973,892	35,193,325
Weighted-average shares outstanding—diluted	36,575,904	36,446,756	35,796,406
Net income per share—basic	$0.57	$0.81	$0.70
Net income per share—diluted	$0.57	$0.80	$0.68
Anti-dilutive securities not considered in diluted EPS calculation	535,574	136,397	81,041

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below is a reconciliation of basic and diluted share counts.

	For the Years Ended
	December 28,	December 29,	December 30,
	2022	2021	2020
Weighted-average shares outstanding—basic	36,350,579	35,973,892	35,193,325
Dilutive effect of stock options and restricted shares	225,325	472,864	603,081
Weighted-average shares outstanding—diluted	36,575,904	36,446,756	35,796,406

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and LLC, under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The Holdings shareholder voluntarily dismissed the action on October 7, 2020. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery. The Diep action is also purportedly brought on behalf of Holdings, names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

At December 28, 2022, the Company’s total estimated commitment to purchase chicken was $40.9 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2036. As of December 28, 2022, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $2.3 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 28, 2022 was $1.7 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of December 28, 2022, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. RELATED PARTY TRANSACTIONS

As of December 28, 2022, LLC, FS Equity Partners V, L.P. and FS Affiliates V, L.P. own approximately 30.3%, 14.8% and 0.2%, respectively, of our outstanding common stock. FS Equity V and FS Affiliates V, which previously indirectly held shares of our common stock through LLC, received shares directly on August 31, 2022, upon LLC’s pro rata distribution in kind of shares of our common stock to FS Equity V and FS Affiliates V.

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

Disaggregated revenue

The following table presents the Company’s revenues for the years ended December 28, 2022, December 29, 2021 and December 30, 2020 disaggregated by revenue source and market (in thousands):

	December 28,	December 29,	December 30,
	2022	2021	2020
Core Market(1):
Company-operated restaurant revenue	$384,504	$371,067	$346,662
Franchise revenue	17,953	16,062	14,216
Franchise advertising fee revenue	13,223	12,017	10,632
Total core market	$415,680	$399,146	$371,510
Non-Core Market(2):
Company-operated restaurant revenue	$18,714	$23,666	$27,402
Franchise revenue	20,272	17,667	15,202
Franchise advertising fee revenue	15,293	13,884	11,973
Total non-core market	$54,279	$55,217	$54,577
Total revenue	$469,959	$454,363	$426,087
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s Initial Public Offering ("IPO") on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market for the years ended December 28, 2022, December 29, 2021 and December 30, 2020:

	December 28, 2022	December 29, 2021	December 30, 2020
Greater Los Angeles area market	71.2%	70.9%	71.3%
Other markets	28.8%	29.1%	28.7%
Total	100%	100%	100%

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract balances

The following table provides information about the change in the franchise contract liability balances during the year ended December 28, 2022 and December 29, 2021 (in thousands):

December 30, 2020	$5,628
Revenue recognized - beginning balance	(680)
Additional contract liability	1,380
December 29, 2021	$6,328
Revenue recognized - beginning balance	(744)
Additional contract liability	793
December 28, 2022	$6,377

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

For the year ended December 28, 2022, there was an increase to the contract liability balance due to the Company’s completion of the sale of three company-operated restaurants within the Orange County area to an existing franchisee. This resulted in an additional contract liability of $0.8 million, relating to allocation of the transaction price to various performance obligations under the applicable contracts of the sale. For the year ended December 29, 2021, there was an increase to the contract liability balance due to the Company’s completion of the sale of eight company-operated restaurants within the Sacramento area to an existing franchisee which resulted in an additional contract liability of $0.7 million, relating to allocation of the transaction price to various performance obligations under the applicable contracts of the sale.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 28, 2022:

Franchise revenues:
2023	$615
2024	522
2025	474
2026	451
2027	428
Thereafter	3,887
Total	$6,377

Changes in the loyalty rewards program liability included in other accrued expenses and current liabilities on the consolidated balance sheets were as follows (in thousands):

	December 28,	December 29,	December 30,
	2022	2021	2020
Loyalty rewards liability, beginning balance	$687	$900	$1,084
Revenue deferred	2,754	2,677	2,463
Revenue recognized	(2,915)	(2,890)	(2,647)
Loyalty rewards liability, ending balance	$526	$687	$900

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of December 28, 2022 to be recognized within one year.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the consolidated balance sheets was as follows (in thousands):

	December 28,	December 29,
	2022	2021
Gift card liability	$4,667	$4,622

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	December 28,	December 29,	December 30,
	2022	2021	2020
Revenue recognized from gift card liability balance at the beginning of the year	$1,145	$1,218	$1,028

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2022 based on the criteria in Internal Control — Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2022 based on the criteria established in the 2013 Framework.

The effectiveness of our internal control over financial reporting as of December 28, 2022 has been audited by BDO USA, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 28, 2022 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on Internal Control over Financial Reporting

We have audited El Pollo Loco Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 28, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 28, 2022 and December 29, 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2022, and the related notes and our report dated March 10, 2023, expressed an unqualified opinion thereon.

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

March 10, 2023

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2022 fiscal year. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. The current version of the Code of Business Conduct and Ethics is available on our website under the Corporate Governance section at www.elpolloloco.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.elpolloloco.com.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2022 fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2022 fiscal year.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2022 fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2022 fiscal year.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556
3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556
4.1	Description of El Pollo Loco Holdings, Inc. Capital Stock		10-K	12/25/2019	4.1	3/6/2020	001-36556
10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	9/24/2014	10.1	11/7/2014	001-36556
10.2	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	8/22/2014	001-36556
10.3	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as assignor, and (ii) AA Pollo, Inc., as assignee		8-K	N/A	10.2	8/22/2014	001-36556
10.4	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.		S-1/A	N/A	10.14	7/14/2014	333-197001
10.5	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly		S-1	N/A	10.3	6/24/2014	333-197001

	Chicken Acquisition Corp.) and the stockholders listed therein
10.6	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.	S-1	N/A	10.4	6/24/2014	333-197001
10.7	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.	S-1	N/A	10.5	6/24/2014	333-197001
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006	S-1	N/A	10.6	6/24/2014	333-197001
10.9	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007	S-1	N/A	10.7	6/24/2014	333-197001
10.10	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008	S-1	N/A	10.8	6/24/2014	333-197001
10.11	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011	S-1	N/A	10.9	6/24/2014	333-197001
10.12	Form of Franchise Agreement	S-1	N/A	10.12	6/24/2014	333-197001
10.13*	Form of Franchise Development Agreement	S-1	N/A	10.13	6/24/2014	333-197001
10.14	Form of Franchise Agreement (2019)	10-K	12/25/2019	10.15	3/6/2020	001-36556
10.15	Form of Franchise Development Agreement (2019)	10-K	12/25/2019	10.16	3/6/2020	001-36556
10.16	Form of Franchise Agreement (2021)	10-K	N/A	10.17	3/11/2022	001-36556
10.17	Form of Franchise Development Agreement (2021)	10-K	N/A	10.18	3/11/2022	001-36556
10.18	Credit Agreement, dated as of July 27, 2022, among El Pollo	8-K	N/A	10.1	8/2/2022	001-36556

Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., as guarantor, the other guarantors party thereto, the lenders party thereto and Bank of America, as administrative agent, swingline lender and letter of credit issuer

10.19	Supplemental Agreement, dated as of August 31, 2022, by and among El Pollo Loco Holdings, Inc., FS Equity Partners V, L.P., and FS Affiliates V, L.P.	10-Q	N/A	10.4	11/4/2022	001-36556
10.20*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers	S-1/A	N/A	10.27	7/22/2014	333-197001
10.21*	2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.22	7/22/2014	333-197001
10.22*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.25	7/22/2014	333-197001
10.23*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.26	7/22/2014	333-197001
10.24*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)	10-Q	6/29/2016	10.27	8/5/2016	001-36556
10.25*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan	10-Q	9/28/2016	10.28	11/4/2016	001-36556
10.26*	2018 Omnibus Equity Incentive Plan	S-8	N/A	4.3	8/6/2018	333-226621
10.27*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.24	3/6/2020	001-36556
10.28*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan (Non-Employee Directors)	10-K	12/25/2019	10.25	3/6/2020	001-36556
10.29*	Form of Restricted Stock Unit Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.26	3/6/2020	001-36556
10.30*	Form of Stock Option Awards Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.27	3/6/2020	001-36556
10.31*	El Pollo Loco Holdings, Inc. Equity Incentive Plan	8-K	N/A	10.1	6/14/2021	001-36556

10.32*	Form of Stock Option Awards Agreement under 2021 Equity Incentive Plan		10-K	N/A	10.31	3/11/2022	001-36556
10.33*	Form of Restricted Share Agreement under 2021 Equity Incentive Plan		10-K	N/A	10.32	3/11/2022	001-36556
10.34*	Form of Restricted Stock Agreement under 2021 Equity Incentive Plan (Non-Employee Directors)		10-K	N/A	10.33	3/11/2022	001-36556
10.35*	Employment Agreement between Bernard Acoca and El Pollo Loco, Inc.		10-K	12/27/2017	10.29	3/9/2018	001-36556
10.36*	Release and Consulting Agreement, dated October 14, 2021, between El Pollo Loco, Inc. and Bernard Acoca		8-K	N/A	10.2	10/15/2021	001-36556
10.37*	Employment Agreement, dated March 9, 2022, between El Pollo Loco, Inc. and Laurance Roberts		10-K	3/9/2022	10.37	3/11/2022	001-36556
10.38*	Employment Agreement between Miguel Lozano and El Pollo Loco, Inc.		10-Q	3/27/2019	10.31	5/3/2019	001-36556
10.39*	Form of Restricted Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.4	5/8/2018	333-224730
10.40*	Form of Performance Share Unit Award Agreement between El Pollo Loco Holdings, Inc. and Bernard Acoca		S-8	N/A	4.5	5/8/2018	333-224730
10.41*	Severance and Separation Agreement, dated June 15, 2022, between El Pollo Loco Holdings, Inc. and Miguel Lozano		8-K	N/A	10.1	6/21/2022	001-36556
10.42*	Employment Agreement, dated June 28, 2022, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K	N/A	10.1	7/1/2022	001-36556
21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, LLP	X
24.1	Power of Attorney (included on signature page hereto)	X
31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Laurance Roberts
Laurance Roberts
President and Chief Executive Officer
Date:	March 10, 2023

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Laurance Roberts	Director, President and Chief Executive Officer (principal executive officer)	March 10, 2023
Laurance Roberts

/s/ Ira Fils	Chief Financial Officer (principal financial and accounting officer)	March 10, 2023
Ira Fils

/s/ Michael G. Maselli	Chairman and Director	March 10, 2023
Michael G. Maselli

/s/ Dean C. Kehler	Director	March 10, 2023
Dean C. Kehler

/s/ John M. Roth	Director	March 10, 2023
John M. Roth

/s/ Douglas J. Babb	Director	March 10, 2023
Douglas J. Babb

/s/ Samuel N. Borgese	Director	March 10, 2023
Samuel N. Borgese

/s/ Mark Buller	Director	March 10, 2023
Mark Buller

/s/ William R. Floyd	Director	March 10, 2023
William R. Floyd

/s/ Nancy Faginas-Cody	Director	March 10, 2023
Nancy Faginas-Cody

/s/ Deborah Gonzalez	Director	March 10, 2023
Deborah Gonzalez
/s/ Carol Lynton	Director	March 10, 2023
Carol Lynton