Form 10-Q
period 2023-03-29
El Pollo Loco Holdings, Inc.
filed 2023-05-05
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2023

or

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

As of April 28, 2023, there were 36,025,228 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 29,	December 28,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$4,789	$20,493
Accounts and other receivables, net	12,303	10,084
Inventories	2,107	2,442
Prepaid expenses and other current assets	4,735	3,662
Income tax receivable	—	768
Total current assets	23,934	37,449
Property and equipment, net	80,326	78,644
Property and equipment held under finance lease, net	1,500	1,532
Property and equipment held under operating leases, net ("ROU asset")	170,762	165,584
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	313	512
Other assets	2,928	2,935
Total assets	$590,325	$597,218
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$110	$110
Current portion of obligations under operating leases	19,592	19,995
Accounts payable	11,706	12,741
Accrued salaries and vacation	7,139	8,873
Accrued insurance	11,293	11,120
Accrued income taxes payable	374	—
Accrued interest	350	291
Current portion of income tax receivable agreement payable	269	263
Other accrued expenses and current liabilities	13,252	15,120
Total current liabilities	64,085	68,513
Revolver loan	58,000	66,000
Obligations under finance leases, net of current portion	1,598	1,626
Obligations under operating leases, net of current portion	170,779	165,149
Deferred taxes	9,105	8,517
Income tax receivable agreement payable, net of current portion	282	409
Other noncurrent liabilities	5,932	5,856
Total liabilities	309,781	316,070
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 36,450,477 and 37,008,061 shares issued and outstanding as March 29, 2023 and December 28, 2022, respectively	364	370
Additional paid-in-capital	286,791	292,244
Accumulated deficit	(6,674)	(11,592)
Accumulated other comprehensive income	63	126
Total stockholders’ equity	280,544	281,148
Total liabilities and stockholders’ equity	$590,325	$597,218

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 29, 2023	March 30, 2022
Revenue
Company-operated restaurant revenue	$97,873	$93,957
Franchise revenue	9,672	9,255
Franchise advertising fee revenue	6,981	6,836
Total revenue	114,526	110,048
Cost of operations
Food and paper cost	26,902	27,732
Labor and related expenses	31,541	32,672
Occupancy and other operating expenses	24,886	23,845
Gain on recovery of insurance proceeds, lost profits, net	(151)	—
Company restaurant expenses	83,178	84,249
General and administrative expenses	11,199	9,954
Franchise expenses	9,032	8,731
Depreciation and amortization	3,637	3,597
Loss on disposal of assets	30	66
Gain on recovery of insurance proceeds, property, equipment and expenses	(242)	—
Gain on disposition of restaurants	(136)	—
Impairment and closed-store reserves	77	131
Total expenses	106,775	106,728
Income from operations	7,751	3,320
Interest expense, net	1,004	430
Income tax receivable agreement income	(122)	(130)
Income before provision for income taxes	6,869	3,020
Provision for income taxes	1,951	905
Net income	$4,918	$2,115
Net income per share
Basic	$0.14	$0.06
Diluted	$0.13	$0.06
Weighted-average shares used in computing net income per share
Basic	36,234,105	36,225,747
Diluted	36,478,158	36,480,354

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 29, 2023	March 30, 2022
Net income	$4,918	$2,115
Other comprehensive (loss) income
Changes in derivative instruments
Unrealized net gains arising during the period from interest rate swap	—	584
Reclassifications of (gains) losses into net income	(85)	117
Income tax benefit (expense)	22	(189)
Other comprehensive (loss) income, net of taxes	(63)	512
Comprehensive income	$4,855	$2,627

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended March 29, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 28, 2022	37,008,061	$370	$292,244	$(11,592)	$126	$281,148
Stock-based compensation	—	—	771	—	—	771
Issuance of common stock upon exercise of stock options, net	4,344	—	43	—	—	43
Repurchase of common stock	(552,349)	(6)	(6,205)	—	—	(6,211)
Repurchase of common stock - excise tax	—	—	(62)	—	—	(62)
Forfeiture of common stock related to restricted shares	(9,579)	—	—	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(63)	(63)
Net income	—	—	—	4,918	—	4,918
Balance, March 29, 2023	36,450,477	$364	$286,791	$(6,674)	$63	$280,544

	Thirteen Weeks Ended March 30, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 29, 2021	36,601,648	$365	$342,941	$(32,393)	$(290)	$310,623
Stock-based compensation	—	—	826	—	—	826
Issuance of common stock upon exercise of stock options, net	141,848	1	1,529	—	—	1,530
Other comprehensive income, net of tax	—	—	—	—	512	512
Net income	—	—	—	2,115	—	2,115
Balance, March 30, 2022	36,743,496	$366	$345,296	$(30,278)	$222	$315,606

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 29, 2023	March 30, 2022
Cash flows from operating activities:
Net income	$4,918	$2,115
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,637	3,597
Stock-based compensation expense	771	826
Income tax receivable agreement income	(122)	(130)
Fire insurance proceeds for expenses paid and lost profit	151	—
Loss on disposal of assets	30	66
Gain on recovery of insurance proceeds, property, equipment and expenses, net	(242)	—
Impairment of property and equipment	40	89
Gain on disposition of restaurants	(136)	—
Amortization of deferred financing costs	58	63
Deferred income taxes, net	723	(1,039)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,218)	(645)
Inventories	335	(45)
Prepaid expenses and other current assets	(1,073)	(867)
Income taxes payable	1,142	1,938
Other assets	(51)	(357)
Accounts payable	(806)	(846)
Accrued salaries and vacation	(1,733)	(5,302)
Accrued insurance	173	396
Other accrued expenses and liabilities	(1,778)	(2,164)
Net cash flows provided by (used in) operating activities	3,819	(2,305)
Cash flows from investing activities:
Proceeds from disposition of restaurants	162	—
Proceeds from fire insurance for property and equipment	138	—
Purchase of property and equipment	(5,980)	(3,772)
Net cash flows used in investing activities	(5,680)	(3,772)
Cash flows from financing activities:
Payments on revolver and swingline loan	(8,000)	—
Repurchases of common stock	(5,848)	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	43	1,530
Payment of obligations under finance leases	(38)	(48)
Net cash flows (used in) provided by financing activities	(13,843)	1,482
Decrease in cash and cash equivalents	(15,704)	(4,595)
Cash and cash equivalents, beginning of period	20,493	30,046
Cash and cash equivalents, end of period	$4,789	$25,451

	Thirteen Weeks Ended
	March 29, 2023	March 30, 2022
Supplemental cash flow information
Cash paid during the period for interest	$1,014	$236
Cash paid during the period for income taxes	$—	$5
Unpaid purchases of property and equipment	$3,872	$2,725
Unpaid repurchases of common stock	$425	$—

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 29, 2023, the Company operated 187 and franchised 303 El Pollo Loco restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 28, 2022.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2023 and 2022 are both 52-week years, ending on December 27, 2023 and December 28, 2022, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2022 Revolver (as defined below) on a full and unconditional basis (see Note 4, “Long-Term Debt”), and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively, subject to the terms of the 2022 Revolver (as defined below).

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

COVID-19

The Company may face future business disruption and related risks resulting from the uncertainty regarding a potential resurgence of the COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. During the thirteen weeks ended March 29, 2023, the Company incurred $0.1 million in COVID-19 related expenses, primarily due to leaves of absence. During the thirteen weeks ended March 30, 2022, the Company incurred $2.3 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. While the Company continues to experience staffing challenges, higher wages, overtime costs and increased commodity prices, these cost pressures are starting to moderate.

While the Company believes the trend towards more moderate labor related costs and less inflationary pressure continues, the Company cannot determine the ultimate impact of a potential resurgence of the COVID-19 pandemic (and related economic effects) and the current macroeconomic environment will have on the Company’s condensed consolidated financial condition, liquidity, and future results of operations. Therefore any prediction as to the ultimate materiality of the adverse impact on the Company’s condensed consolidated financial condition, liquidity, and future results of operations is uncertain.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At March 29, 2023, the Company’s total debt was $58.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $4.8 million at March 29, 2023 and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Subsequent Events

Subsequent to the quarter-end, the Company borrowed $2.0 million on its 2022 Revolver and outstanding borrowings as of May 4, 2023 were $60.0 million. Additionally, in an effort to reduce costs and redirect resources and to better support restaurant operations and future sales growth, on April 13, 2023 the Company made the decision to eliminate and restructure certain positions in the organization, which resulted in estimated one-time costs of approximately $1.1 million that will be recorded in the second quarter.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier to whom amounts due totaled 21.5% and 41.7% of the Company’s accounts payable at March 29, 2023 and December 28, 2022, respectively. Purchases from the Company’s largest supplier totaled 26.5% of total expenses for the thirteen weeks ended March 29, 2023 and 29.7% of total expenses for the thirteen weeks ended March 30, 2022.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.7% of total revenue for the thirteen weeks ended March 29, 2023 and 70.8% for the thirteen weeks ended March 30, 2022, respectively.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2023 and 2022.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen weeks ended March 29, 2023. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 29, 2023.

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

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen weeks ended March 29, 2023, reflecting certain property and equipment assets and right-of-use (“ROU”) assets for which an impairment loss was recognized during the corresponding periods, as discussed under Note 2, “Property and Equipment” and immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain ROU assets, net	$275	$—	$—	$275	$39

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen weeks ended March 30, 2022, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$89

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume for the last twelve months is less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has closed or been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen weeks ended March 29, 2023 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of less than $0.1 million for the thirteen weeks ended March 29, 2023, primarily related to the carrying value of the ROU assets of one restaurant in California.

The Company recorded a non-cash impairment charge of $0.1 million for the thirteen weeks ended March 30, 2022 primarily related to the long-lived assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of the COVID-19 pandemic (and related economic effects), the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During the thirteen weeks ended March 29, 2023, the Company recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen weeks ended March 30, 2022, the Company recognized less than $0.1 million of closed-store reserve expense primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

Gain on Recovery of Insurance Proceeds, Lost Profits

In September 2022, one of the Company’s restaurants incurred damage resulting from a fire. In 2022, the Company disposed of less than $0.1 million of assets related to the fire. The restaurant was reopened for business on October 27, 2022. In fiscal 2023, the Company incurred costs directly related to the fire of less than $0.1 million. The Company recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for fiscal 2023, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 29, 2023 or at December 28, 2022. The Company did not

recognize interest or penalties during the thirteen weeks ended March 29, 2023 and March 30, 2022, respectively, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 29, 2023, the Company recorded income tax receivable agreement income of $0.1 million and for the thirteen weeks ended March 30, 2022, the Company recorded income tax receivable agreement income of $0.1 million, in each case, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

The Coronavirus Aid, Relief and Economic Security Act provides for the deferral of employer Social Security taxes that are otherwise owed for wage payment and the creation of refundable employee retention credits. The total amount deferred as of December 30, 2020 was $4.9 million, of which 50% was paid at the end of 2021 and the remaining 50% was paid at the end of 2022. As of December 28, 2022, the Company made all deferred payroll tax payments and did not have any corresponding balances included in other non-current liabilities on the Company’s consolidated balance sheet.

Additionally, the Company assessed its eligibility for the business relief provision under the Coronavirus Aid, Relief and Economic Security Act known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through September 30, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through September 30, 2021. During fiscal 2021, the Company recognized the ERC credit in the amount of $3.4 million as income as it is probable that it will comply with the ERC eligibility requirements. The Company has elected an accounting policy to present government assistance as a reduction of the related expense. The ERC credit was initially recorded as a receivable as part of the accounts and other receivable on the consolidated balance sheet for the year ended December 29, 2021 and as an offset to the corresponding payroll expense which is classified as part of the labor and other operating expenses on the consolidated statements of income for the year ended December 29, 2021. During fiscal 2022, the Company received $3.1 million in ERC and the remaining $0.3 million continues to be recorded as a receivable as part of the accounts and other receivable on the condensed consolidated balance sheet for the thirteen weeks ended March 29, 2023.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 29, 2023	December 28, 2022
Land	$12,323	$12,323
Buildings and improvements	154,422	153,377
Other property and equipment	84,500	83,035
Construction in progress	4,599	3,196
	255,844	251,931
Less: accumulated depreciation and amortization	(175,518)	(173,287)
	$80,326	$78,644

Depreciation expense was $3.6 million for both the thirteen weeks ended March 29, 2023 and March 30, 2022, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company did not record any non-cash impairment charges for the thirteen weeks ended March 29, 2023. During the thirteen weeks ended March 30, 2022, the Company recorded non-cash impairment charges of $0.1 million, primarily related to the carrying value of the long-lived assets of one restaurant in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

At March 29, 2023, options to purchase 1,056,119 shares of common stock were outstanding, including 613,376 vested and 442,743 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At March 29, 2023, 179,950 premium options, which are options granted above the stock price at date of grant, remained outstanding. A summary of stock option activity as of March 29, 2023 and changes during the thirteen weeks ended March 29, 2023 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 28, 2022	1,068,179	$9.92
Exercised	(4,344)	9.90
Forfeited, cancelled or expired	(7,716)	$16.05
Outstanding - March 29, 2023	1,056,119	$9.87	5.50	$1,407
Vested and expected to vest at March 29, 2023	1,049,913	$9.87	5.48	$1,401
Exercisable at March 29, 2023	613,376	$9.42	3.18	$991

At March 29, 2023, the Company had total unrecognized compensation expense of $1.9 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.81 years.

A summary of restricted share activity as of March 29, 2023 and changes during the thirteen weeks ended March 29, 2023 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 28, 2022	545,480	$12.02
Forfeited, cancelled, or expired	(9,579)	$12.53
Unvested shares at March 29, 2023	535,901	$12.01

At March 29, 2023, the Company had unrecognized compensation expense of $4.4 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.46 years.

Total stock-based compensation expense was $0.8 million for both the thirteen weeks ended March 29, 2023 and March 30, 2022.

On October 11, 2022, the Company’s Board of Directors approved a share repurchase program (the “2022 Stock Repurchase Plan”) under which the Company is authorized to repurchase up to $20.0 million of shares of its common stock. The 2022 Stock Repurchase Plan will terminate on March 28, 2024, may be modified, suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares.

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

For the thirteen weeks ended March 29, 2023, the Company repurchased 552,349 shares of common stock under the 2022 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $6.2 million. The common stock repurchased under 2022 Stock Repurchase Plan were retired upon repurchase.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range was 5.69% to 6.30% for the thirteen weeks ended March 29, 2023 under the 2022 Revolver and 1.35% to 1.70% for the thirteen weeks ended March 30, 2022 under the 2018 Revolver.

The 2022 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of March 29, 2023.

At March 29, 2023, $9.8 million of letters of credit and $58.0 million in borrowings under the 2022 Revolver were outstanding. The Company had $82.2 million in borrowing availability under the 2022 Revolver at March 29, 2023.

Maturities

On July 27, 2022, the Company refinanced and terminated the 2018 Revolver pursuant to the 2022 Credit Agreement. During the thirteen weeks ended March 29, 2023 the Company paid down $8.0 million on the 2022 Revolver. No amounts were paid on the 2018 Revolver during the thirteen weeks ended March 30, 2022. There are no required principal payments prior to maturity for the 2022 Revolver.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million with a maturity date in June 2023. The objective of the interest rate swap was to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the 2018 Revolver. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”

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

As of March 29, 2023, the estimated net gains included in AOCI related to the Company’s cash flow hedge that will be reclassified into earnings in the next 12 months is $0.1 million, based on current Term SOFR interest rates.

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	March 29, 2023	March 30, 2022
Interest expense on hedged portion of debt	$—	$143
Interest (income) expense on interest rate swap	(85)	117
Interest (income) expense on debt and derivatives, net	$(85)	$260

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen weeks ended March 29, 2023 and March 30, 2022 (in thousands):

			(Gain) Loss Reclassified from
	Net Gain Recognized in OCI		AOCI into Interest (Income) Expense
	March 29, 2023	March 30, 2022	March 29, 2023	March 30, 2022
Interest rate swap	$—	$584	$(85)	$117

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	March 29, 2023	December 28, 2022
Accrued sales and property taxes	$5,111	$5,270
Gift card liability	4,217	4,667
Loyalty rewards program liability	469	526
Accrued advertising	—	831
Accrued legal settlements and professional fees	1,255	1,303
Deferred franchise and development fees	601	610
Other	1,599	1,913
Total other accrued expenses and current liabilities	$13,252	$15,120

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	March 29, 2023	December 28, 2022
Deferred franchise and development fees	$5,851	$5,767
Other	81	89
Total other noncurrent liabilities	$5,932	$5,856

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in various claims such as wage and hour and other legal actions that arise in the ordinary course of business. The outcomes of these actions are not predictable but the Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect its business, condensed consolidated financial condition, results of operations, and cash flows.

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

At March 29, 2023, the Company’s total estimated commitment to purchase chicken was $32.7 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of March 29, 2023, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $4.1 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 29, 2023 was $2.8 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of March 29, 2023, the Company had employment agreements with two of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 29, 2023 and March 30, 2022. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended
	March 29, 2023	March 30, 2022
Numerator:
Net income	$4,918	$2,115
Denominator:
Weighted-average shares outstanding—basic	36,234,105	36,225,747
Weighted-average shares outstanding—diluted	36,478,158	36,480,354
Net income per share—basic	$0.14	$0.06
Net income per share—diluted	$0.13	$0.06
Anti-dilutive securities not considered in diluted EPS calculation	645,356	305,632

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended
	March 29, 2023	March 30, 2022
Weighted-average shares outstanding—basic	36,234,105	36,225,747
Dilutive effect of stock options and restricted shares	244,053	254,607
Weighted-average shares outstanding—diluted	36,478,158	36,480,354

9. RELATED PARTY TRANSACTIONS

On March 28, 2023, Trimaran Pollo Partners, L.L.C. (“LLC”) and certain of LLC’s affiliates (collectively, the “Trimaran Group”) distributed substantially all of the shares of the Company’s common stock held by the Trimaran Group to their respective investors, members and limited partners. The Trimaran Group intends to subsequently liquidate or distribute its remaining assets and wind up.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of both March 29, 2023 and December 28, 2022, the revenue allocated to loyalty points that have not been redeemed was $0.5 million, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of March 29, 2023, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by revenue source and market (in thousands):

	March 29,	March 30,
	2023	2022
Core Market(1):
Company-operated restaurant revenue	$92,872	$89,627
Franchise revenue	4,570	4,350
Franchise advertising fee revenue	3,221	3,198
Total core market	$100,663	$97,175
Non-Core Market(2):
Company-operated restaurant revenue	$5,002	$4,330
Franchise revenue	5,102	4,905
Franchise advertising fee revenue	3,759	3,638
Total non-core market	$13,863	$12,873
Total revenue	$114,526	$110,048
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s IPO on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market:

	March 29, 2023	March 30, 2022
Greater Los Angeles area market	70.7%	70.8%
Other markets	29.3%	29.2%
Total	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirteen weeks ended March 29, 2023 and March 30, 2022 (in thousands):

December 28, 2022	$6,377
Revenue recognized - beginning balance	(214)
Additional contract liability	289
March 29, 2023	$6,452

December 29, 2021	$6,328
Revenue recognized - beginning balance	(167)
Additional contract liability	265
March 30, 2022	$6,426

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of March 29, 2023 (in thousands):

Franchise revenues:
2023	$461
2024	537
2025	491
2026	470
2027	445
Thereafter	4,048
Total	$6,452

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	March 29,	December 28,
	2023	2022
Loyalty rewards liability, beginning balance	$526	$687
Revenue deferred	683	2,754
Revenue recognized	(740)	(2,915)
Loyalty rewards liability, ending balance	$469	$526

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of March 29, 2023 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	March 29,	December 28,
	2023	2022
Gift card liability	$4,217	$4,667

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended
	March 29, 2023	March 30, 2022

Revenue recognized from gift card liability balance at the beginning of the year	$486	$419

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

As of March 29, 2023, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

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

During the thirteen weeks ended March 29, 2023, the Company reassessed the lease terms on 12 restaurants due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $10.1 million of ROU asset and lease liabilities for the thirteen weeks ended March 29, 2023 were recognized and will be amortized over the new lease term. During the thirteen weeks ended March 30, 2022, the Company reassessed the lease terms on four restaurants due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $2.5 million of ROU asset and lease liabilities for the thirteen weeks ended March 30, 2022 which were recognized and will be amortized over the new lease term. The reassessments did not have an impact on the original lease classification. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirteen weeks ended March 29, 2023, the Company recorded a less than $0.1 million non-cash impairment charge primarily related to the carrying value of ROU assets of one restaurant in California. The Company did not record any non-cash impairment charge for the thirteen weeks ended March 30, 2022. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	March 29, 2023			March 30, 2022
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$18	$1	$19	$18	$—	$18
Interest on lease liabilities	10	1	11	12	1	13
Operating lease cost	6,832	202	7,034	6,564	263	6,827
Short-term lease cost	—	3	3	—	4	4
Variable lease cost	142	233	375	136	117	253
Sublease income	(1,247)	—	(1,247)	(1,128)	—	(1,128)
Total lease cost	$5,755	$440	$6,195	$5,602	$385	$5,987

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	March 29, 2023	March 30, 2022
Lease cost – Occupancy and other operating expenses	$6,009	$5,829
Lease cost – General & administrative	136	105
Lease cost – Depreciation and amortization	19	18
Lease cost – Interest expense	11	13
Lease cost – Closed-store reserve	20	22
Total lease cost	$6,195	$5,987

During the thirteen weeks ended March 29, 2023 and March 30, 2022, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	March 29, 2023			March 30, 2022
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$6,907	$188	$7,095	$6,743	$250	$6,993
Financing cash flows used for finance leases	$24	$14	$38	$35	$13	$48

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$10,097	$—	$10,097	$2,508	$—	$2,508
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$28	$28
Derecognition of ROU assets due to terminations, impairment or modifications	$(40)	$—	$(40)	$—	$(13)	$(13)

Other Information
Weighted-average remaining years in lease term—finance leases	17.62	2.95		18.30	3.93
Weighted-average remaining years in lease term—operating leases	10.78	2.33		11.22	1.23
Weighted-average discount rate—finance leases	2.57%	1.53%		2.72%	1.53%
Weighted-average discount rate—operating leases	2.55%	3.71%		4.42%	3.87%

Information regarding the Company’s minimum future lease obligations as of March 29, 2023 is as follows (in thousands):

	Finance	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 27, 2023	$113	$21,166	$3,082
December 25, 2024	151	27,312	3,889
December 31, 2025	147	25,345	3,412
December 30, 2026	114	22,856	3,085
December 29, 2027	104	21,164	3,041
Thereafter	1,479	128,776	21,348
Total	$2,108	$246,619	$37,857
Less: imputed interest (1.53% - 3.71%)	(400)	(56,248)
Present value of lease obligations	1,708	190,371
Less: current maturities	(110)	(19,592)
Noncurrent portion	$1,598	$170,779

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended March 29, 2023 and March 30, 2022.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	the impacts of the uncertainty regarding a potential resurgence of the COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to maintain operations in their individual restaurants;
●	global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, and declines in median income growth, consumer confidence and consumer discretionary spending;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	vulnerability to changes in political and economic conditions and consumer preferences;
●	our ability to attract, develop, assimilate and retain employees;
●	vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken, labor, construction and utilities;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness;
●	dependence on frequent and timely deliveries of food and supplies;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;

●	adverse changes in the economic environment, including inflation and increased labor and supply costs, which may affect our franchisees, with adverse consequences to us;
●	our limited control over our franchisees and potential deterioration of our relations with existing or potential franchisees;
●	potential exposure to unexpected costs and losses from our self-insurance programs;
●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches on our ability to protect our customers’ payment method data or personal information;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	risks related to government regulation and litigation, including employment and labor laws; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 28, 2022, which filings are available online at www.sec.gov.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle of Los Angeles, a combination that we call “LA-Mex.” Our distinctive menu features our signature product--citrus-marinated fire-grilled chicken--and a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. We believe that our distinctive menu with better for you and more affordable alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

Market Trends and Uncertainties

We may face future business disruption and related risks resulting from the uncertainty regarding a potential resurgence of the COVID-19 pandemic or another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. During the thirteen weeks ended March 29, 2023 we incurred $0.1 million in COVID-19 related expenses, primarily due to leaves of absence. During the thirteen weeks ended March 30, 2022 we incurred $2.3 million in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. In addition, while we continue to experience staffing challenges, higher wages, overtime costs and increased commodity prices, these cost pressures are beginning to moderate.

Additionally, labor costs could also be adversely impacted as a result of California Assembly Bill No. 257, the Fast Food Accountability and Standards Recovery Act (“FAST Act”), which was signed into law in September 2022 and authorizes the creation of a council to set minimum standards for industry workers in California, including minimum wages. The FAST Act, which will take effect if approved by voters in November 2024, could result in increased labor cost at our California restaurants thereby potentially impacting the profitability of our California restaurants.

While we believe the trend towards more moderate labor related costs and less inflationary pressure continues, we cannot determine the ultimate impact of a potential resurgence of the COVID-19 pandemic (and related economic effects) and the current macroeconomic environment will have on the Company’s condensed consolidated financial condition, liquidity, and future results of operations. Therefore, any prediction as to the ultimate materiality of the adverse impact on our condensed consolidated financial condition, liquidity, and future results of operations is uncertain.

Growth Strategies and Outlook

As of March 29, 2023, we had 490 locations in seven states. In fiscal 2022, we opened four new company-operated restaurants, two in Nevada and two in California, and our franchisees opened nine new restaurants, seven in California, one in Colorado and one in Utah. For the thirteen weeks ended March 29, 2023, there were no new company-operated or franchised restaurants opened. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	embed our unique El Pollo Loco culture;
●	build awareness and own our lane;
●	deliver exceptional service – profitably; and
●	accelerate development.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

For the thirteen weeks ended March 29, 2023, system-wide comparable restaurant sales increased by 0.8% from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen weeks ended March 29, 2023 increased by 3.8%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an approximately 6.3% increase in average check size partially offset by a 2.4% decrease in transactions. For franchised restaurants, comparable restaurant sales decreased 1.0% for the thirteen weeks ended March 29, 2023. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 29, 2023, were as follows:

	Thirteen Weeks Ended	Fiscal Year Ended
	March 29, 2023	2022	2021	2020
Company-operated restaurant activity:
Beginning of period	188	189	196	195
Openings	—	4	2	1
Restaurant sale to franchisee	(1)	(3)	(8)	—
Closures	—	(2)	(1)	—
Restaurants at end of period	187	188	189	196
Franchised restaurant activity:
Beginning of period	302	291	283	287
Openings	—	9	2	3
Restaurant sale to franchisee	1	3	8	—
Closures	—	(1)	(2)	(7)
Restaurants at end of period	303	302	291	283
System-wide restaurant activity:
Beginning of period	490	480	479	482
Openings	—	13	4	4
Closures	—	(3)	(3)	(7)
Restaurants at end of period	490	490	480	479

Restaurant Remodeling

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. As of March 29, 2023, we have completed seven company-operated restaurant remodels and seven franchise remodels using the new asset design. In fiscal 2023, we plan to continue our standard practices for remodels, which includes completing a total of 10-15 company and 20-30 franchise remodels using the new design. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

Loco Rewards

Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more often each month. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point’s terms.

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of both March 29, 2023 and December 28, 2022, the revenue allocated to loyalty points that had not been redeemed was $0.5 million, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 3.3 million loyalty program members as of March 29, 2023.

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

Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that our critical accounting policies and estimates involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 28, 2022.

There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K for the year ended December 28, 2022.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended March 29, 2023 and March 30, 2022 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirteen Years Ended
	March 29, 2023		March 30, 2022		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$97,873	85.5	$93,957	85.4	$3,916	4.2
Franchise revenue	9,672	8.4	9,255	8.4	417	4.5
Franchise advertising fee revenue	6,981	6.1	6,836	6.2	145	2.1
Total revenue	114,526	100.0	110,048	100.0	4,478	4.1
Cost of operations
Food and paper costs (1)	26,902	27.5	27,732	29.5	(830)	(3.0)
Labor and related expenses (1)	31,541	32.2	32,672	34.8	(1,131)	(3.5)
Occupancy and other operating expenses (1)	24,886	25.4	23,845	25.4	1,041	4.4
Gain on recovery of insurance proceeds, lost profits, net (1)	(151)	(0.2)	—	—	(151)	N/A
Company restaurant expenses (1)	83,178	84.9	84,249	89.7	(1,071)	(1.3)
General and administrative expenses	11,199	9.8	9,954	9.0	1,245	12.5
Franchise expenses	9,032	7.9	8,731	7.9	301	3.4
Depreciation and amortization	3,637	3.2	3,597	3.3	40	1.1
Loss on disposal of assets	30	0.0	66	0.1	(36)	(54.5)
Gain on recovery of insurance proceeds, property, equipment and expenses	(242)	(0.2)	—	—	(242)	N/A
Gain on disposition of restaurants	(136)	(0.1)	—	—	(136)	N/A
Impairment and closed-store reserves	77	0.1	131	0.1	(54)	(41.2)
Total expenses	106,775	93.2	106,728	97.0	47	0.0
Income from operations	7,751	6.8	3,320	3.0	4,431	133.5
Interest expense, net of interest income	1,004	0.9	430	0.4	574	133.5
Income tax receivable agreement income	(122)	(0.1)	(130)	(0.1)	8	(6.2)
Income before provision for income taxes	6,869	6.0	3,020	2.7	3,849	127.5
Provision for income taxes	1,951	1.7	905	0.8	1,046	115.6
Net income	$4,918	4.3	$2,115	1.9	$2,803	132.5
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended March 29, 2023, company-operated restaurant revenue increased $3.9 million, or 4.2%, from the comparable period in the prior year. The increase in company-operated restaurant sales was primarily due to an increase in company-operated comparable restaurant revenue of $3.5 million, or 3.8%. The company-operated comparable restaurant sales increase consisted of an approximately 6.3% increase in average check size due to increases in menu prices, partially offset by a 2.4% decrease in transactions. In addition, company-operated restaurant revenue was favorably impacted by $1.5 million of additional sales from restaurants opened during or after the first quarter of 2022 and a $0.3 million increase in revenue from restaurants that were temporarily closed due to the COVID-19 pandemic during the first quarter of 2022. This company-operated restaurant sales increase was partially offset by a $1.5 million decrease in revenue from the closure of two restaurants and the four company-operated restaurants sold by the Company to existing franchisees, in each case, during or subsequent to the first quarter of 2022.

Franchise Revenue

For the quarter ended March 29, 2023, franchise revenue increased $0.4 million, or 4.5%, from the comparable period in the prior year. This increase was primarily due to nine franchise-restaurants openings and four company-operated restaurants sold by the Company to an existing franchisees during or subsequent to the first quarter of 2022. This franchise revenue increase was partially offset by a franchise comparable restaurant sales decrease of 1.0%.

Franchise Advertising Fee Revenue

For the quarter ended March 29, 2023, franchise advertising fee revenue increased $0.1 million, or 2.1%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the quarter-to-date fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended March 29, 2023, food and paper costs decreased $0.8 million, or 3.0%, from the comparable period in the prior year. The decrease in food and paper costs for the quarter resulted primarily due to lower transactions, partially offset by commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 27.5%, down from 29.5% in the comparable period of the prior year. The percentage decrease for the quarter was primarily due to an increase in pricing, partially offset by the increase noted in food and paper costs above.

Labor and Related Expenses

For the quarter ended March 29, 2023, labor and related expenses decreased $1.1 million, or 3.5%, from the comparable period in the prior year. The decrease in labor and related expenses for the quarter was primarily due to a $1.0 million decrease related to COVID-19 sick pay, a $1.0 million decrease in overtime due to improvements in operational execution, a $0.7 million decrease related to the 2.4% decrease in quarter-over-quarter sales transactions and a $0.6 million decrease in worker’s compensation expenses. The decrease in labor and related expenses for the quarter was partially offset by a $1.2 million increase primarily related to minimum wage increases in California during fiscal 2023 and 2022 and other labor wage increases as a result of competitive pressure and $0.9 million increase in labor related costs due to improved management staffing.

For the quarter ended March 29, 2023, labor and related expenses as a percentage of company-operated restaurant revenue were 32.2%, down from 34.8% in the comparable period in the prior year primarily due to the increase in pricing, partially offset by the cost increases highlighted above.

Occupancy and Other Operating Expenses

For the quarter ended March 29, 2023, occupancy and other operating expenses increased $1.0 million, or 4.4%, from the comparable period in the prior year. The increase was primarily due to a $0.3 million increase in repairs and maintenance, a $0.2 million increase in advertising fees, a $0.2 million increase in occupancy costs and a $0.3 million increase in other operating supplies.

For the quarter ended March 29, 2023, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were consistent with the comparable period in the prior year.

Gain on Recovery of Insurance Proceeds

In September 2022, one of our restaurants incurred damage resulting from a fire. In 2022, we disposed of less than $0.1 million of assets related to the fire. The restaurant was reopened for business on October 27, 2022. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs is included in the accompanying condensed consolidated statements of income, for fiscal 2023, as a reduction of company restaurant expenses. We received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.

General and Administrative Expenses

For the quarter ended March 29, 2023, general and administrative expenses increased $1.2 million, or 12.5%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $0.8 million increase in labor related costs, primarily related to an increase in management bonus expense and a $0.3 million increase in special costs related to the recent share distribution (see Note 9, “Related Party Transactions” for further details on the share distribution).

For the quarter ended March 29, 2023, general and administrative expenses as a percentage of total revenue were 9.8%, up from 9.0% in the comparable period of the prior year. The percentage increase for the quarterly period is primarily due to the cost increases discussed above.

Gain on Disposition of Restaurants

During the thirteen weeks ended March 29, 2023, we completed the sale of one restaurant within the Orange County area to an existing franchisee. This sale resulted in cash proceeds of $0.2 million and a net gain on sale of restaurant of $0.1 million for the thirteen weeks ended March 29, 2023.

Impairment and Closed-Store Reserves

During the thirteen weeks ended March 29, 2023, we recorded non-cash impairment charges of less than $0.1 million, primarily related to the carrying value of ROU assets of one restaurant in California. During the thirteen weeks ended March 30, 2022, we recorded non-cash impairment charges of $0.1 million, primarily related to the long-lived assets of one restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During both the thirteen weeks ended March 29, 2023 and March 30, 2022, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter ended March 29, 2023, interest expense, net, increased $0.6 million from the comparable period in the prior year. The increase in interest expense was primarily related to the higher outstanding balances on our 2022 Revolver (as defined below) as well as the higher interest rate in the current quarter versus the comparable period in the prior year. This increase was partially offset by the unwinding of our interest rate swap and the corresponding payout that was recognized as part of interest income during the thirteen weeks ended March 29, 2023.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 29, 2023, we recorded income tax receivable agreement income $0.1 million and for the thirteen weeks ended March 30, 2022 we recorded income tax receivable agreement income of $0.1 million.

Provision for Income Taxes

For the quarter ended March 29, 2023, we recorded an income tax provision of $2.0 million, reflecting an estimated effective tax rate of 28.4%. For the quarter ended March 30, 2022, we recorded an income tax provision of $0.9 million, reflecting an estimated effective tax rate of approximately 30.0%. The difference between the 21.0% statutory rate and our effective tax rate of 28.4% for the quarter ended March 29, 2023 is primarily a result of state taxes, the change in valuation allowance against certain state credits, a non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 29, 2023	March 30, 2022
Company-operated restaurant revenue	$97,873	$93,957
Franchise revenue	9,672	9,255
Franchise advertising fee revenue	6,981	6,836
Total Revenue	114,526	110,048
Franchise revenue	(9,672)	(9,255)
Franchise advertising fee revenue	(6,981)	(6,836)
Sales from franchised restaurants	155,614	152,577
System-wide sales	$253,487	$246,534

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 29, 2023 and March 30, 2022, there were 468 and 464 comparable restaurants, 181 and 182 company-operated restaurants and 287 and 282 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution therefore excludes franchise revenue, franchise advertising fee revenue and franchise expenses as well as certain other costs, such as general and administrative expenses, franchise expenses, depreciation and amortization, asset impairment and closed-store reserve, loss on disposal of assets and other costs that are considered corporate-level expenses and are not considered normal operating costs of our restaurants. Accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of stockholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue.

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants, and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation, or superior to, or as substitutes for the analysis of our results as reported under GAAP. Management uses restaurant contribution and restaurant contribution margin as a supplemental measure of restaurant performance. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors, because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Management further believes restaurant level operating is useful to investors to highlight trends in our core business that may not otherwise be apparent to investors when relying solely on GAAP financial measures.

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 29, 2023	March 30, 2022
Restaurant contribution:
Income from operations	$7,751	$3,320
Add (less):
General and administrative expenses	11,199	9,954
Franchise expenses	9,032	8,731
Depreciation and amortization	3,637	3,597
Loss on disposal of assets	30	66
Gain on recovery of insurance proceeds, property, equipment and expenses	(242)	—
Franchise revenue	(9,672)	(9,255)
Franchise advertising fee revenue	(6,981)	(6,836)
Impairment and closed-store reserves	77	131
Gain on disposition of restaurants	(136)	—
Restaurant contribution	$14,695	$9,708

Company-operated restaurant revenue:
Total revenue	$114,526	$110,048
Less:
Franchise revenue	(9,672)	(9,255)
Franchise advertising fee revenue	(6,981)	(6,836)
Company-operated restaurant revenue	$97,873	$93,957

Restaurant contribution margin (%)	15.0%	10.3%

New Restaurant Openings

The number of restaurant openings reflects the number of new restaurants opened by us and our franchisees during a particular reporting period. Before a new restaurant opens, we and our franchisees incur pre-opening costs, as described below. New restaurants often open with an initial start-up period of higher-than-normal sales volumes, which subsequently decrease to stabilized levels. New restaurants typically experience normal inefficiencies in the form of higher food and paper, labor, and other direct operating expenses and, as a result, restaurant contribution margins are generally lower during the start-up period of operation. The average start-up period after which our new restaurants’ revenue and expenses normalize is approximately fourteen weeks. When we enter new markets, we may be exposed to start-up times and restaurant contribution margins that are longer and lower than reflected in our average historical experience.

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Amounts in thousands)	March 29, 2023	March 30, 2022
Net income	$4,918	$2,115
Non-GAAP adjustments:
Provision for income taxes	1,951	905
Interest expense, net of interest income	1,004	430
Depreciation and amortization	3,637	3,597
EBITDA	$11,510	$7,047
Stock-based compensation expense (a)	771	826
Loss on disposal of assets (b)	30	66
Impairment and closed-store reserves (c)	77	131
Gain on disposition of restaurants (d)	(136)	—
Income tax receivable agreement income (e)	(122)	(130)
Securities class action legal expense (f)	—	437
Special dividend (g)	129	—
Special legal (h)	298	—
Gain on recovery of insurance proceeds (i)	(394)	—
Pre-opening costs (j)	5	107
Adjusted EBITDA	$12,168	$8,484
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During the thirteen weeks ended March 29, 2023, we recorded non-cash impairment charges of less than $0.1 million, primarily related to the carrying value of ROU assets of one restaurant in California. During the thirteen weeks ended March 30, 2022, we recorded non-cash impairment charges of $0.1 million primarily related to the long-lived assets of one restaurants in California.

During both the thirteen weeks ended March 29, 2023 and March 30, 2022, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	During the thirteen weeks ended March 29, 2023, we completed the sale of one restaurant within the Orange County area to an existing franchisee. This sale resulted in cash proceeds of $0.2 million during the thirteen weeks ended March 29, 2023 and a net gain on sale of restaurant of $0.1 million for the thirteen weeks ended March 29, 2023.
(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 29, 2023 and March 30, 2022, income tax receivable agreement income consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(f)	Consists of costs and recoveries related to the defense of securities lawsuits.
(g)	Consists of costs related to a special dividend declaration. On October 11, 2022, the Board of Directors declared a special dividend of $1.50 per share on the common stock of the Company. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022.
(h)	Consists of legal costs related to the recent share distribution that occurred on March 28, 2023. Refer to Note 9, “Related Party Transactions” for further details on the share distribution.
(i)	In September 2022, one of our restaurants incurred damage resulting from a fire. In 2022, we disposed of less than $0.1 million of assets related to the fire. The restaurant was reopened for business on October 27, 2022. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs is included in the accompanying condensed consolidated statements of income, for fiscal 2023, as a reduction of company restaurant expenses. We received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.

(j)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and our 2022 Revolver (defined below). Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months from the issuance of the condensed consolidated financial statements.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
(Amounts in thousands)	March 29, 2023	March 30, 2022
Net cash provided by (used in)
Operating activities	$3,819	$(2,305)
Investing activities	(5,680)	(3,772)
Financing activities	(13,843)	1,482
Net decrease in cash	$(15,704)	$(4,595)

Operating Activities

For the thirteen weeks ended March 29, 2023, net cash from operating activities changed by approximately $6.1 million from the comparable period of the prior year. This change was due to favorable working capital fluctuations and higher profitability compared to the same period in the prior year.

Investing Activities

For the thirteen weeks ended March 29, 2023, net cash used in investing activities changed by $1.9 million from the comparable period of the prior year. This change was due primarily to remodeling seven restaurants in the thirteen weeks ended March 29, 2023, compared to opening one new company-operated restaurant and not remodeling any restaurants in the thirteen weeks ended March 30, 2022.

Financing Activities

For the thirteen weeks ended March 29, 2023, net cash from financing activities changed by $15.3 million from the comparable period of the prior year. The increase was due primarily to $8.0 million of net pay downs on the 2022 Revolver and repurchases of common stock of $5.9 million during the thirteen weeks ended March 29, 2023. This change was offset by a $0.1 million received related to option exercises during the thirteen weeks ended March 29, 2023 compared to a $1.5 million cash inflow related to option exercises during thirteen weeks ended March 30, 2022.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range was 5.69% to 6.30% for the thirteen weeks March 29, 2023 under the 2022 Revolver and 1.35% to 1.70% for the thirteen March 30, 2022 under the 2018 Revolver.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of March 29, 2023.

At March 29, 2023, $9.8 million of letters of credit and $58.0 million of borrowings were outstanding under the 2022 Revolver. There were $82.2 million remaining borrowings available under the 2022 Revolver at March 29, 2023.

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

Material Cash Requirements

Our material cash requirements as of March 29, 2023 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 28, 2022. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, (iv) purchasing commitments for chicken, (v) restaurant finance lease payments, and (vi) capital expenditures.

Share Repurchase Program

On October 11, 2022, the Company’s Board of Directors approved the 2022 Stock Repurchase Agreement under which the Company is authorized to repurchase up to $20.0 million of shares of its common stock. The 2022 Stock Repurchase Agreement will terminate on March 28, 2024, may be modified, suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of March 29, 2023, we had outstanding borrowings of $58.0 million under our 2022 Revolver, $9.8 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.6 million on an annualized basis.

During the thirteen weeks ended March 29, 2023, we paid down $8.0 million on our 2022 Revolver and the outstanding balance as of March 29, 2023 was $58.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 29, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding material legal proceedings, see Note 7, “Commitments and Contingencies—Legal Matters” in the “Notes to Condensed Consolidated Financial Statements” above, which information is incorporated by reference into this Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 28, 2022 filed with the SEC on March 10, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

The following table summarizes the Company’s purchases of common stock under the 2022 Stock Repurchase Plan in the quarterly period ended March 29, 2023 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
December 29, 2022 to January 25, 2023	161,874	$ 10.92	161,874	$ 18,364
January 26, 2023 to February 22, 2023	110,000	$ 12.17	110,000	$ 17,026
February 23, 2023 to March 29, 2023	280,475	$ 11.03	280,475	$ 13,810
Total	552,349		552,349

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: May 5, 2023	/s/ Laurance Roberts
Laurance Roberts
President and Chief Executive Officer
(duly authorized officer)
Date: May 5, 2023	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial officer)