Form 10-Q
period 2023-06-28
El Pollo Loco Holdings, Inc.
filed 2023-08-04
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2023

or

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

As of July 28, 2023, there were 35,464,393 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	June 28,	December 28,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$10,183	$20,493
Accounts and other receivables, net	11,439	10,084
Inventories	2,041	2,442
Prepaid expenses and other current assets	3,473	3,662
Income tax receivable	—	768
Total current assets	27,136	37,449
Property and equipment, net	85,079	78,644
Property and equipment held under finance lease, net	1,467	1,532
Property and equipment held under operating leases, net ("ROU asset")	169,565	165,584
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	449	512
Other assets	2,906	2,935
Total assets	$597,164	$597,218
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$111	$110
Current portion of obligations under operating leases	19,464	19,995
Accounts payable	16,576	12,741
Accrued salaries and vacation	10,698	8,873
Accrued insurance	11,480	11,120
Accrued income taxes payable	3,459	—
Accrued interest	366	291
Current portion of income tax receivable agreement payable	271	263
Other accrued expenses and current liabilities	11,318	15,120
Total current liabilities	73,743	68,513
Revolver loan	60,000	66,000
Obligations under finance leases, net of current portion	1,570	1,626
Obligations under operating leases, net of current portion	169,742	165,149
Deferred taxes	8,829	8,517
Income tax receivable agreement payable, net of current portion	400	409
Other noncurrent liabilities	5,920	5,856
Total liabilities	320,204	316,070
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 35,643,747 and 37,008,061 shares issued and outstanding as June 28, 2023 and December 28, 2022, respectively	356	370
Additional paid-in-capital	276,222	292,244
Retained earnings (Accumulated deficit)	382	(11,592)
Accumulated other comprehensive income	—	126
Total stockholders’ equity	276,960	281,148
Total liabilities and stockholders’ equity	$597,164	$597,218

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Revenue
Company-operated restaurant revenue	$103,901	$106,454	$201,774	$200,411
Franchise revenue	10,119	10,064	19,791	19,319
Franchise advertising fee revenue	7,472	7,593	14,453	14,429
Total revenue	121,492	124,111	236,018	234,159
Cost of operations
Food and paper cost	28,474	31,691	55,376	59,423
Labor and related expenses	32,277	33,015	63,818	65,687
Occupancy and other operating expenses	25,576	25,832	50,462	49,677
Gain on recovery of insurance proceeds, lost profits, net	—	—	(151)	—
Company restaurant expenses	86,327	90,538	169,505	174,787
General and administrative expenses	11,108	9,679	22,307	19,633
Franchise expenses	9,492	9,557	18,524	18,288
Depreciation and amortization	3,694	3,618	7,331	7,215
(Gain) loss on disposal of assets	(80)	42	(50)	108
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(242)	—
Loss (gain) on disposition of restaurants	25	—	(111)	—
Impairment and closed-store reserves	38	248	115	379
Total expenses	110,604	113,682	217,379	220,410
Income from operations	10,888	10,429	18,639	13,749
Interest expense, net	976	419	1,980	849
Income tax receivable agreement expense (income)	121	(186)	(1)	(316)
Income before provision for income taxes	9,791	10,196	16,660	13,216
Provision for income taxes	2,735	3,055	4,686	3,960
Net income	$7,056	$7,141	$11,974	$9,256
Net income per share
Basic	$0.20	$0.20	$0.33	$0.26
Diluted	$0.20	$0.20	$0.33	$0.25
Weighted-average shares used in computing net income per share
Basic	35,433,414	36,331,099	35,833,759	36,278,423
Diluted	35,534,104	36,473,960	36,018,288	36,478,808

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Net income	$7,056	$7,141	$11,974	$9,256
Other comprehensive (loss) income
Changes in derivative instruments
Unrealized net gains arising during the period from interest rate swap	—	347	—	931
Reclassifications of (gains) losses into net income	(85)	55	(170)	172
Income tax benefit (expense)	22	(108)	44	(297)
Other comprehensive (loss) income, net of taxes	(63)	294	(126)	806
Comprehensive income	$6,993	$7,435	$11,848	$10,062

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended June 28, 2023
				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, March 29, 2023	36,450,477	$364	$286,791	$(6,674)	$63	$280,544
Stock-based compensation	—	—	842	—	—	842
Issuance of common stock related to restricted shares	363,210	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	179,950	2	779	—	—	781
Shares repurchased for employee tax withholdings	(18,490)	—	(171)	—	—	(171)
Repurchase of common stock	(1,272,287)	(13)	(11,928)	—	—	(11,941)
Repurchase of common stock - excise tax	—	—	(88)	—	—	(88)
Forfeiture of common stock related to restricted shares	(59,113)	(1)	1	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(63)	(63)
Net income	—	—	—	7,056	—	7,056
Balance, June 28, 2023	35,643,747	$356	$276,222	$382	$—	$276,960

	Thirteen Weeks Ended June 29, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
Balance, March 30, 2022	36,743,496	$366	$345,296	$(30,278)	$222	315,606
Stock-based compensation	—	—	970	—	—	970
Issuance of common stock related to restricted shares	298,638	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options	8,627	—	50	—	—	50
Shares repurchased for employee tax withholdings	(20,317)	—	(218)	—	—	(218)
Forfeiture of common stock related to restricted shares	(27,931)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	294	294
Net income	—	—	—	7,141	—	7,141
Balance, June 29, 2022	37,002,513	$369	$346,095	$(23,137)	$516	$323,843

	Twenty-Six Weeks Ended June 28, 2023
				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 28, 2022	37,008,061	$370	$292,244	$(11,592)	$126	$281,148
Stock-based compensation	—	—	1,613	—	—	1,613
Issuance of common stock related to restricted shares	363,210	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	184,294	2	822	—	—	824
Shares repurchased for employee tax withholdings	(18,490)	—	(171)	—	—	(171)
Repurchase of common stock	(1,824,636)	(19)	(18,133)	—	—	(18,152)
Repurchase of common stock - excise tax	—	—	(150)	—	—	(150)
Forfeiture of common stock related to restricted shares	(68,692)	(1)	1	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(126)	(126)
Net income	—	—	—	11,974	—	11,974
Balance, June 28, 2023	35,643,747	$356	$276,222	$382	$—	$276,960

	Twenty-Six Weeks Ended June 29, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 29, 2021	36,601,648	$365	$342,941	$(32,393)	$(290)	$310,623
Stock-based compensation	—	—	1,796	—	—	1,796
Issuance of common stock related to restricted shares	298,638	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options, net	150,475	1	1,579	—	—	1,580
Shares repurchased for employee tax withholdings	(20,317)	—	(218)	—	—	(218)
Forfeiture of common stock related to restricted shares	(27,931)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	806	806
Net income	—	—	—	9,256	—	9,256
Balance, June 29, 2022	37,002,513	$369	$346,095	$(23,137)	$516	$323,843

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022
Cash flows from operating activities:
Net income	$11,974	$9,256
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	7,331	7,215
Stock-based compensation expense	1,613	1,796
Income tax receivable agreement income	(1)	(316)
Fire insurance proceeds for expenses paid and lost profit	151	—
(Gain) loss on disposal of assets	(50)	108
Gain on recovery of insurance proceeds, property, equipment and expenses, net	(242)	—
Impairment of property and equipment	53	253
Gain on disposition of restaurants	(111)	—
Amortization of deferred financing costs	106	126
Deferred income taxes, net	249	1,180
Changes in operating assets and liabilities:
Accounts and other receivables	(1,355)	(592)
Inventories	401	68
Prepaid expenses and other current assets	189	262
Income taxes payable (receivable)	4,227	(2,316)
Other assets	(81)	(812)
Accounts payable	(1,095)	(454)
Accrued salaries and vacation	1,826	(1,891)
Accrued insurance	360	281
Other accrued expenses and liabilities	(3,749)	(2,344)
Net cash flows provided by operating activities	21,796	11,820
Cash flows from investing activities:
Proceeds from disposition of restaurants	175	—
Proceeds from fire insurance for property and equipment	163	—
Purchase of property and equipment	(9,237)	(8,831)
Net cash flows used in investing activities	(8,899)	(8,831)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	2,000	—
Payments on revolver and swingline loan	(8,000)	—
Minimum tax withholdings related to net share settlements	(171)	(218)
Repurchases of common stock	(17,784)	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	824	1,580
Payment of obligations under finance leases	(76)	(86)
Net cash flows (used in) provided by financing activities	(23,207)	1,276
(Decrease) increase in cash and cash equivalents	(10,310)	4,265
Cash and cash equivalents, beginning of period	20,493	30,046
Cash and cash equivalents, end of period	$10,183	$34,311

	Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022
Supplemental cash flow information
Cash paid during the period for interest	$2,077	$531
Cash paid during the period for income taxes	$45	$5,097
Unpaid purchases of property and equipment	$5,894	$1,388
Unpaid repurchases of common stock	$518	$—

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 28, 2023, the Company operated 188 and franchised 304 El Pollo Loco restaurants.

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

COVID-19

During both the thirteen and twenty-six weeks ended June 28, 2023, the Company incurred $0.1 million in COVID-19 related expenses. During the thirteen and twenty-six weeks ended June 29, 2022, the Company incurred $0.3 million and $2.6 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. The Company may face future business disruption and related risks resulting from the uncertainty regarding a potential resurgence of COVID-19 or another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business.

While the Company believes the trend towards more moderate labor related costs and less inflationary pressure continues, the Company cannot determine the ultimate impact of a potential resurgence of COVID-19 (and related economic effects) and the current macroeconomic environment will have on the Company’s condensed consolidated financial condition, liquidity, and future results of operations. Therefore, any prediction as to the ultimate materiality of the adverse impact on the Company’s condensed consolidated financial condition, liquidity, and future results of operations is uncertain.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At June 28, 2023, the Company’s total debt was $60.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $10.2 million at June 28, 2023 and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier to whom amounts due totaled 30.9% and 41.7% of the Company’s accounts payable at June 28, 2023 and December 28, 2022, respectively. Purchases from the Company’s largest supplier totaled 27.8% and 27.3% of total expenses for the thirteen and twenty-six weeks ended June 28, 2023, respectively, and 27.4% and 28.5% of total expenses for the thirteen and twenty-six weeks ended June 29, 2022, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 70.9% and 70.8% of total revenue for the thirteen and twenty-six weeks ended June 28, 2023, respectively, and 70.9% for both the thirteen and twenty-six weeks ended June 29, 2022.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 28, 2023. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 28, 2023.

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

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and twenty-six weeks ended June 28, 2023, reflecting certain property and equipment assets and right-of-use (“ROU”) assets for which an impairment loss was recognized during the corresponding periods, as discussed under Note 2, “Property and Equipment” and immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Twenty-Six Weeks
		Fair Value Measurements at June 28, 2023 Using			Ended June 28, 2023	Ended June 28, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain ROU assets, net	$265	$—	$—	$265	$—	$39

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and twenty-six weeks ended June 29, 2022, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Twenty-Six Weeks
		Fair Value Measurements at June 29, 2022 Using			Ended June 29, 2022	Ended June 29, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$164	$253

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume for the last twelve months is less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has closed or been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the twenty-six weeks ended June 28, 2023 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of less than $0.1 million for both the thirteen and twenty-six weeks ended June 28, 2023, primarily related to the carrying value of the ROU assets of one restaurant in California.

The Company recorded a non-cash impairment charge of $0.2 million and $0.3 million for the thirteen and twenty-six weeks ended June 29, 2022, respectively, primarily related to the long-lived assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of COVID-19 (and related economic effects) and the current macroeconomic environment, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During both the thirteen and twenty-six weeks ended June 28, 2023, the Company recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During both the thirteen and twenty-six weeks ended June 29, 2022, the Company recognized $0.1 million of closed-store reserve expense primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

Gain on Recovery of Insurance Proceeds, Lost Profits

In September 2022, one of the Company’s restaurants incurred damage resulting from a fire. In 2022, the Company disposed of less than $0.1 million of assets related to the fire. The restaurant was reopened for business on October 27, 2022. In fiscal 2023, the Company incurred costs directly related to the fire of less than $0.1 million. The Company recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the twenty-six weeks ended June 28, 2023, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 28, 2023 or at December 28, 2022. The Company did not recognize interest or penalties during the thirteen and twenty-six weeks ended June 28, 2023 and June 29, 2022, respectively, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 28, 2023, the Company recorded income tax receivable agreement expense of $0.1 million and income tax receivable agreement income of less than $0.1 million, respectively, and for the thirteen and twenty-six weeks ended June 29, 2022, the Company recorded income tax receivable agreement income of $0.2 million and $0.3 million, respectively, in each case, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

For the quarter ended June 28, 2023, the Company recorded an income tax provision of $2.7 million, reflecting an estimated effective tax rate of 27.9%. For the quarter ended June 29, 2022, the Company recorded an income tax provision of $3.1 million, reflecting an estimated effective tax rate of approximately 30.0%. For the year-to-date period ended June 28, 2023, the Company recorded an income tax provision of $4.7 million, reflecting an estimated effective tax rate of approximately 28.1%. For the year-to-date period ended June 29, 2022, the Company recorded an income tax provision of $4.0 million, reflecting an estimated effective tax rate of approximately 30.0%. The difference between the 21.0% statutory rate and the effective tax rate of 28.1% for the year-to-date period ended June 28, 2023 is primarily a result of state taxes, a non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	June 28, 2023	December 28, 2022
Land	$12,323	$12,323
Buildings and improvements	156,901	153,377
Other property and equipment	87,146	83,035
Construction in progress	7,084	3,196
	263,454	251,931
Less: accumulated depreciation and amortization	(178,375)	(173,287)
	$85,079	$78,644

Depreciation expense was $3.7 million and $3.6 million for the thirteen weeks ended June 28, 2023 and June 29, 2022, respectively, and $7.3 million and $7.2 million for the twenty-six weeks ended June 28, 2023 and June 29, 2022, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company did not record any non-cash impairment charges for the thirteen and twenty-six weeks ended June 28, 2023. During the thirteen and twenty-six weeks ended June 29, 2022, the Company recorded non-cash impairment charges of $0.2 million and $0.3 million, respectively, primarily related to the carrying value of the long-lived assets of one restaurant in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

At June 28, 2023, options to purchase 1,226,687 shares of common stock were outstanding, including 566,533 vested and 660,154 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At June 28, 2023, there were no premium options, which are options granted above the stock price at date of grant, that were outstanding. A summary of stock option activity as of June 28, 2023 and changes during the twenty-six weeks ended June 28, 2023 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 28, 2022	1,068,179	$9.92
Grants	425,230	9.08
Exercised	(184,294)	4.47
Forfeited, cancelled or expired	(82,428)	$11.25
Outstanding - June 28, 2023	1,226,687	$10.36	7.02	$89
Vested and expected to vest at June 28, 2023	1,212,549	$10.37	7.00	$87
Exercisable at June 28, 2023	566,533	$11.33	4.29	$11

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 28, 2023	June 29, 2022
Expected volatility	43.7%	43.0%
Risk-free interest rate	3.5%	2.9%
Expected term (years)	6.25	6.25
Expected dividends	—	—

At June 28, 2023, the Company had total unrecognized compensation expense of $3.0 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.33 years.

A summary of restricted share activity as of June 28, 2023 and changes during the twenty-six weeks ended June 28, 2023 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 28, 2022	545,480	$12.02
Granted	363,210	$9.07
Released	(167,188)	$12.40
Forfeited, cancelled, or expired	(68,692)	$12.69
Unvested shares at June 28, 2023	672,810	$10.27

At June 28, 2023, the Company had unrecognized compensation expense of $6.2 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.71 years.

Total stock-based compensation expense was $0.8 million and $1.6 million for the thirteen and twenty-six weeks ended June 28, 2023, respectively, and $1.0 million and $1.8 million for the thirteen and twenty-six weeks ended June 29, 2022, respectively.

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

For the thirteen and twenty-six weeks ended June 28, 2023, the Company repurchased 1,272,287 and 1,824,636 shares of common stock, respectively, under the 2022 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $11.9 million and $18.1 million, respectively. The common stock repurchased under 2022 Stock Repurchase Plan were retired upon repurchase. As of June 28, 2023, $1.9 million remained available for repurchases under the 2022 Stock Repurchase Plan of which the entire balance has been completed subsequent to period end.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR (as defined in the 2022 Credit Agreement) with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range was 6.22% to 8.50% and 5.69% to 8.50% for the thirteen and twenty-six weeks ended June 28, 2023, under the 2022 Revolver, respectively, and 1.70% to 2.87% and 1.35% to 2.87% for the thirteen and twenty-six weeks ended June 29, 2022 under the 2018 Revolver, respectively.

The 2022 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of June 28, 2023.

At June 28, 2023, $9.8 million of letters of credit and $60.0 million in borrowings under the 2022 Revolver were outstanding. The Company had $80.2 million in borrowing availability under the 2022 Revolver at June 28, 2023.

Maturities

On July 27, 2022, the Company refinanced and terminated the 2018 Revolver pursuant to the 2022 Credit Agreement. During the twenty-six weeks ended June 28, 2023 the Company paid down $8.0 million on the 2022 Revolver. During the thirteen weeks ended June 28, 2023 the Company borrowed $2.0 million on the 2022 Revolver. No amounts were paid on the 2018 Revolver during the twenty-six weeks ended June 29, 2022. There are no required principal payments prior to maturity for the 2022 Revolver.

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

In connection with the Company’s entry into the 2022 Credit Agreement, it terminated the interest rate swap on July 28, 2022 which was previously used to hedge interest rate risk. Prior to the interest rate swap termination, the swap was a highly effective cash flow hedge. In settlement of this swap, the Company received approximately $0.6 million and derecognized the corresponding interest rate swap asset. The remaining amount in AOCI related to the hedging relationship was reclassified into earnings when the hedged forecasted transaction was reported in earnings.

As of June 28, 2023, there were no estimated net gains to be included in AOCI related to the Company’s cash flow hedge that would be reclassified into earnings, based on current Term SOFR interest rates.

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Interest expense on hedged portion of debt	$—	$204	$—	$347
Interest (income) expense on interest rate swap	(85)	55	(170)	172
Interest (income) expense on debt and derivatives, net	$(85)	$259	$(170)	$519

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen and twenty-six weeks ended June 28, 2023 and June 29, 2022 (in thousands):

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
			(Gain) Loss Reclassified from				(Gain) Loss Reclassified from
	Net Gain Recognized in OCI		AOCI into Interest (Income) Expense		Net Gain Recognized in OCI		AOCI into Interest (Income) Expense
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Interest rate swap	$—	$347	$(85)	$55	$—	$931	$(170)	$172

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 28, 2023	December 28, 2022
Accrued sales and property taxes	$3,690	$5,270
Gift card liability	4,189	4,667
Loyalty rewards program liability	512	526
Accrued advertising	—	831
Accrued legal settlements and professional fees	795	1,303
Deferred franchise and development fees	575	610
Other	1,557	1,913
Total other accrued expenses and current liabilities	$11,318	$15,120

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	June 28, 2023	December 28, 2022
Deferred franchise and development fees	$5,867	$5,767
Other	53	89
Total other noncurrent liabilities	$5,920	$5,856

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

At June 28, 2023, the Company’s total estimated commitment to purchase chicken was $24.4 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of June 28, 2023, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $4.0 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 28, 2023 was $2.7 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of June 28, 2023, the Company had employment agreements with two of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 28, 2023 and June 29, 2022. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Numerator:
Net income	$7,056	$7,141	$11,974	$9,256
Denominator:
Weighted-average shares outstanding—basic	35,433,414	36,331,099	35,833,759	36,278,423
Weighted-average shares outstanding—diluted	35,534,104	36,473,960	36,018,288	36,478,808
Net income per share—basic	$0.20	$0.20	$0.33	$0.26
Net income per share—diluted	$0.20	$0.20	$0.33	$0.25
Anti-dilutive securities not considered in diluted EPS calculation	1,103,710	952,517	759,112	597,201

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Weighted-average shares outstanding—basic	35,433,414	36,331,099	35,833,759	36,278,423
Dilutive effect of stock options and restricted shares	100,690	142,861	184,529	200,385
Weighted-average shares outstanding—diluted	35,534,104	36,473,960	36,018,288	36,478,808

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of both June 28, 2023 and December 28, 2022, the revenue allocated to loyalty points that have not been redeemed was $0.5 million, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of June 28, 2023, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Core Market(1):
Company-operated restaurant revenue	$98,697	$101,440	$191,568	$191,066
Franchise revenue	4,863	4,708	9,433	9,058
Franchise advertising fee revenue	3,420	3,474	6,642	6,671
Total core market	$106,980	$109,622	$207,643	$206,795
Non-Core Market(2):
Company-operated restaurant revenue	$5,204	$5,015	$10,206	$9,345
Franchise revenue	5,256	5,357	10,358	10,262
Franchise advertising fee revenue	4,052	4,117	7,811	7,757
Total non-core market	$14,512	$14,489	$28,375	$27,364
Total revenue	$121,492	$124,111	$236,018	$234,159
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s IPO on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Greater Los Angeles area market	70.9%	70.9%	70.8%	70.9%
Other markets	29.1%	29.1%	29.2%	29.1%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the twenty-six weeks ended June 28, 2023 and June 29, 2022 (in thousands):

December 28, 2022	$6,377
Revenue recognized - beginning balance	(383)
Additional contract liability	448
June 28, 2023	$6,442

December 29, 2021	$6,328
Revenue recognized - beginning balance	(383)
Additional contract liability	495
June 29, 2022	$6,440

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of June 28, 2023 (in thousands):

Franchise revenues:
2023	$294
2024	538
2025	492
2026	472
2027	449
Thereafter	4,197
Total	$6,442

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	June 28, 2023	December 28, 2022
Loyalty rewards liability, beginning balance	$526	$687
Revenue deferred	1,082	2,754
Revenue recognized	(1,096)	(2,915)
Loyalty rewards liability, ending balance	$512	$526

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of June 28, 2023 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	June 28, 2023	December 28, 2022
Gift card liability	$4,189	$4,667

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$246	$313	$732	$732

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

As of June 28, 2023, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and 10 equipment leases that are classified as finance leases.

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

During the thirteen and twenty-six weeks ended June 28, 2023, the Company reassessed the lease terms on 10 and 22 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $3.5 million and $13.6 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 28, 2023, respectively, were recognized and will be amortized over the new lease term. During the thirteen and twenty-six weeks ended June 29, 2022, the Company reassessed the lease terms on nine and 13 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $6.0 million and $8.5 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 29, 2022, respectively, which were recognized and will be amortized over the new lease term. The reassessments had an impact on the original lease classification of one property during the thirteen weeks ended June 29, 2022 which represented $0.7 million of the $6.0 million total additional ROU asset and lease liabilities for the period. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the twenty-six weeks ended June 28, 2023, the Company recorded a less than $0.1 million non-cash impairment charge primarily related to the carrying value of ROU assets of one restaurant in California. The Company did not record any non-cash impairment charge for the twenty-six weeks ended June 29, 2022. See Note 1, “Basis of Presentation and

Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	June 28, 2023			June 29, 2022
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$19	$—	$19	$18	$1	$19
Interest on lease liabilities	10	—	10	10	1	11
Operating lease cost	6,873	238	7,111	6,585	258	6,843
Short-term lease cost	—	1	1	—	4	4
Variable lease cost	130	203	333	171	149	320
Sublease income	(1,246)	—	(1,246)	(1,129)	—	(1,129)
Total lease cost	$5,786	$442	$6,228	$5,655	$413	$6,068

	Twenty-Six Weeks Ended
	June 28, 2023			June 29, 2022
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$37	$1	$38	$37	$1	$38
Interest on lease liabilities	20	1	21	22	2	24
Operating lease cost	13,705	440	14,145	13,149	521	13,670
Short-term lease cost	—	4	4	—	8	8
Variable lease cost	272	436	708	307	267	574
Sublease income	(2,493)	—	(2,493)	(2,257)	—	(2,257)
Total lease cost	$11,541	$882	$12,423	$11,258	$799	$12,057

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Lease cost – Occupancy and other operating expenses	$6,048	$5,912	$12,057	$11,742
Lease cost – General & administrative	133	105	269	210
Lease cost – Depreciation and amortization	19	18	38	37
Lease cost – Interest expense	10	11	21	24
Lease cost – Closed-store reserve	18	22	38	44
Total lease cost	$6,228	$6,068	$12,423	$12,057

During the twenty-six weeks ended June 28, 2023 and June 29, 2022, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Twenty-Six Weeks Ended June 28, 2023			Twenty-Six Weeks Ended June 29, 2022
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$13,814	$269	$14,083	$13,543	$495	$14,038
Financing cash flows used for finance leases	$47	$29	$76	$58	$28	$86

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$13,607	$27	$13,634	$8,485	$—	$8,485
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$28	$28
Derecognition of ROU assets due to terminations, impairment or modifications	$(40)	$—	$(40)	$—	$(24)	$(24)

Other Information
Weighted-average remaining years in lease term—finance leases	17.37	2.71		18.37	3.68
Weighted-average remaining years in lease term—operating leases	10.74	3.13		11.01	1.19
Weighted-average discount rate—finance leases	2.57%	1.53%		2.57%	1.53%
Weighted-average discount rate—operating leases	4.81%	4.05%		4.47%	3.82%

Information regarding the Company’s minimum future lease obligations as of June 28, 2023 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 27, 2023	$76	$14,077	$2,032
December 25, 2024	151	27,598	3,942
December 31, 2025	147	25,676	3,461
December 30, 2026	114	23,302	3,097
December 29, 2027	104	21,838	3,053
Thereafter	1,479	133,575	21,368
Total	$2,071	$246,066	$36,953
Less: imputed interest (1.53% - 4.81%)	(390)	(56,860)
Present value of lease obligations	1,681	189,206
Less: current maturities	(111)	(19,464)
Noncurrent portion	$1,570	$169,742

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended June 28, 2023 and June 29, 2022. The Company received $0.1 million and $0.2 million of lease income from company-owned locations for the twenty-six weeks ended June 28, 2023 and June 29, 2022, respectively.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, and declines in median income growth, consumer confidence and consumer discretionary spending;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	vulnerability to changes in political and economic conditions and consumer preferences;
●	our ability to attract, develop, assimilate and retain employees;
●	vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the impacts of the uncertainty regarding a potential resurgence of COVID-19 or another pandemic, epidemic or infectious disease outbreak on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to operate their individual restaurants without disruption;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken, labor, construction and utilities;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness;
●	dependence on frequent and timely deliveries of food and supplies;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	adverse changes in the economic environment, including inflation and increased labor and supply costs, which may affect our franchisees, with adverse consequences to us;
●	our limited control over our franchisees and potential deterioration of our relations with existing or potential franchisees;
●	potential exposure to unexpected costs and losses from our self-insurance programs;
●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches on our ability to protect our customers’ payment method data or personal information;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	risks related to government regulation and litigation, including employment and labor laws; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 28, 2022, which filings are available online at www.sec.gov.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle.” Our distinctive menu features our signature product--citrus-marinated fire-grilled chicken--and a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like beef. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. We believe that our distinctive menu with better for you and more affordable alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

Market Trends and Uncertainties

During both the thirteen and twenty-six weeks ended June 28, 2023, we incurred $0.1 million in COVID-19 related expenses. During the thirteen and twenty-six weeks ended June 29, 2022, we incurred $0.3 million and $2.6 million, respectively, in COVID-19 related expenses, primarily due to leaves of absence and overtime pay. We may face future business disruption and related risks resulting from the uncertainty regarding a potential resurgence of COVID-19 or another pandemic, epidemic or infectious disease outbreak, or from broader macroeconomic trends, any of which could have a significant impact on our business. While we believe the trend towards more moderate labor related costs and less inflationary pressure continues, we cannot determine the ultimate impact of a potential resurgence of COVID-19 (and related economic effects) and the current macroeconomic environment will have on the Company’s condensed consolidated financial condition, liquidity, and future results of operations. Therefore, any prediction as to the ultimate materiality of the adverse impact on our condensed consolidated financial condition, liquidity, and future results of operations is uncertain.

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

Growth Strategies and Outlook

As of June 28, 2023, we had 492 locations in seven states. In fiscal 2022, we opened four new company-operated restaurants, two in Nevada and two in California, and our franchisees opened nine new restaurants, seven in California, one in Colorado and one in Utah. For the twenty-six weeks ended June 28, 2023, we opened one new company-operated in Nevada and our franchisees opened one new restaurant in California. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	embed our unique El Pollo Loco culture;
●	build awareness and own our lane;
●	deliver exceptional service – profitably; and
●	accelerate development.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

For the thirteen and twenty-six weeks ended June 28, 2023, system-wide comparable restaurant sales decreased by 3.4% and 1.4%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and twenty-six weeks ended June 28, 2023 decreased by 2.3% and increased by 0.5%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 4.5% decrease in transactions, partially offset by an approximately 2.3% increase in average check size, and the year-to-date change in comparable restaurant sales consisted of a 4.2% increase in average check size, partially offset by a 3.5% decrease in transactions. For franchised restaurants, comparable restaurant sales decreased 4.1% and 2.6% for the thirteen and twenty-six weeks ended June 28, 2023, respectively. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 28, 2023, were as follows:

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 28, 2023	2022	2021	2020
Company-operated restaurant activity:
Beginning of period	188	189	196	195
Openings	1	4	2	1
Restaurant sale to franchisee	(1)	(3)	(8)	—
Closures	—	(2)	(1)	—
Restaurants at end of period	188	188	189	196
Franchised restaurant activity:
Beginning of period	302	291	283	287
Openings	1	9	2	3
Restaurant sale to franchisee	1	3	8	—
Closures	—	(1)	(2)	(7)
Restaurants at end of period	304	302	291	283
System-wide restaurant activity:
Beginning of period	490	480	479	482
Openings	2	13	4	4
Closures	—	(3)	(3)	(7)
Restaurants at end of period	492	490	480	479

Restaurant Remodeling

In 2020, we finalized a new restaurant design that we believe will clearly differentiate and communicate our brand, both on the exterior and interior. During the twenty-six weeks ended June 28, 2023, we completed 9 company-operated restaurant remodels and 14 franchise remodels using the new asset design. In fiscal 2023, we plan to continue our standard practices for remodels, which includes completing a total of 10-15 company and 20-30 franchise remodels using the new design. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of both June 28, 2023 and December 28, 2022, the revenue allocated to loyalty points that had not been redeemed was $0.5 million, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 3.5 million loyalty program members as of June 28, 2023.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended June 28, 2023 and June 29, 2022 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, are compared in the tables below.

	Thirteen Weeks Ended
	June 28, 2023		June 29, 2022		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$103,901	85.5	$106,454	85.8	$(2,553)	(2.4)
Franchise revenue	10,119	8.3	10,064	8.1	55	0.5
Franchise advertising fee revenue	7,472	6.2	7,593	6.1	(121)	(1.6)
Total revenue	121,492	100.0	124,111	100.0	(2,619)	(2.1)
Cost of operations
Food and paper costs (1)	28,474	27.4	31,691	29.8	(3,217)	(10.2)
Labor and related expenses (1)	32,277	31.1	33,015	31.0	(738)	(2.2)
Occupancy and other operating expenses (1)	25,576	24.6	25,832	24.3	(256)	(1.0)
Company restaurant expenses (1)	86,327	83.1	90,538	85.1	(4,211)	(4.7)
General and administrative expenses	11,108	9.1	9,679	7.8	1,429	14.8
Franchise expenses	9,492	7.8	9,557	7.7	(65)	(0.7)
Depreciation and amortization	3,694	3.0	3,618	2.9	76	2.1
(Gain) loss on disposal of assets	(80)	(0.1)	42	0.0	(122)	(290.5)
Loss on disposition of restaurants	25	0.0	—	—	25	N/A
Impairment and closed-store reserves	38	0.0	248	0.2	(210)	(84.7)
Total expenses	110,604	91.0	113,682	91.6	(3,078)	(2.7)
Income from operations	10,888	9.0	10,429	8.4	459	4.4
Interest expense, net of interest income	976	0.8	419	0.3	557	132.9
Income tax receivable agreement expense (income)	121	0.1	(186)	(0.1)	307	(165.1)
Income before provision for income taxes	9,791	8.1	10,196	8.2	(405)	(4.0)
Provision for income taxes	2,735	2.3	3,055	2.5	(320)	(10.5)
Net income	$7,056	5.8	$7,141	5.7	$(85)	(1.2)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the twenty-six weeks ended June 28, 2023 and June 29, 2022 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Twenty-Six Weeks Ended
	June 28, 2023		June 29, 2022		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$201,774	85.5	$200,411	85.6	$1,363	0.7
Franchise revenue	19,791	8.4	19,319	8.3	472	2.4
Franchise advertising fee revenue	14,453	6.1	14,429	6.1	24	0.2
Total revenue	236,018	100.0	234,159	100.0	1,859	0.8
Cost of operations
Food and paper costs (1)	55,376	27.4	59,423	29.7	(4,047)	(6.8)
Labor and related expenses (1)	63,818	31.6	65,687	32.8	(1,869)	(2.8)
Occupancy and other operating expenses (1)	50,462	25.0	49,677	24.7	785	1.6
Gain on recovery of insurance proceeds, lost profits, net (1)	(151)	(0.1)	—	—	(151)	N/A
Company restaurant expenses (1)	169,505	83.9	174,787	87.2	(5,282)	(3.0)
General and administrative expenses	22,307	9.5	19,633	8.4	2,674	13.6
Franchise expenses	18,524	7.8	18,288	7.8	236	1.3
Depreciation and amortization	7,331	3.1	7,215	3.1	116	1.6
(Gain) loss on disposal of assets	(50)	(0.0)	108	0.0	(158)	(146.3)
Gain on recovery of insurance proceeds, property, equipment and expenses	(242)	(0.1)	—	—	(242)	N/A
Gain on disposition of restaurants	(111)	(0.0)	—	—	(111)	N/A
Impairment and closed-store reserves	115	0.0	379	0.2	(264)	(69.7)
Total expenses	217,379	92.1	220,410	94.1	(3,031)	(1.4)
Income from operations	18,639	7.9	13,749	5.9	4,890	35.6
Interest expense, net of interest income	1,980	0.8	849	0.4	1,131	133.2
Income tax receivable agreement income	(1)	(0.0)	(316)	(0.1)	315	(99.7)
Income before provision for income taxes	16,660	7.1	13,216	5.6	3,444	26.1
Provision for income taxes	4,686	2.0	3,960	1.6	726	18.3
Net income	$11,974	5.1	$9,256	4.0	$2,718	29.4
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended June 28, 2023, company-operated restaurant revenue decreased $2.6 million, or 2.4%, from the comparable period in the prior year. The decrease in company-operated restaurant sales was primarily due to a decrease in company-operated comparable restaurant revenue of $2.4 million, or 2.3%. The company-operated comparable restaurant sales decrease consisted of an approximately 4.5% decrease in transactions, partially offset by a 2.3% increase in average check size due to increases in menu prices. In addition, company-operated restaurant revenue was negatively impacted by a $1.5 million decrease in revenue from the four company-operated restaurants sold by the Company to existing franchisees during or subsequent to the second quarter of 2022. This company-operated restaurant revenue decrease was partially offset by $1.3 million of additional sales from restaurants opened during or after the second quarter of 2022.

Year-to-date, company-operated restaurant revenue increased $1.4 million, or 0.7%, from the comparable period in the prior year. The increase in company-operated restaurant revenue was primarily due to $2.8 million of additional sales from restaurants opened during or after the second quarter of 2022. In addition, the increase in company-operated restaurant sales was due to an increase in company-operated comparable restaurant revenue of $1.0 million, or 0.5%. The company-operated comparable restaurant sales increase consisted of an approximately 4.2% increase in average check size due to increases in menu prices, partially offset by a 3.5% decrease in transactions. This company-operated restaurant revenue increase was offset by a $2.6 million decrease in revenue from the four company-operated restaurants sold by the Company to existing franchisees during or subsequent to the first quarter of 2022.

Franchise Revenue

For the quarter ended June 28, 2023, franchise revenue increased $0.1 million, or 0.5%, from the comparable period in the prior year. This increase was primarily due to eight franchise-operated restaurant openings and four company-operated restaurants sold by the Company to existing franchisees in each case, during or subsequent to the second quarter of 2022. This franchise revenue increase was partially offset by a franchise comparable restaurant sales decrease of 4.1%.

Year-to-date, franchise revenue increased $0.5 million, or 2.4%, from the comparable period in the prior year. This increase was primarily due to ten franchise-operated restaurant openings and four company-operated restaurants sold by the Company to existing franchisees during or subsequent to the first quarter of 2022. This franchise revenue increase was partially offset by a franchise comparable restaurant sales decrease of 2.6% and the closure of one franchise location during or subsequent to the first quarter of 2022.

Franchise Advertising Fee Revenue

For the quarter ended June 28, 2023, franchise advertising fee revenue decreased $0.1 million, or 1.6%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue increased less than $0.1 million, or 0.2%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, both the quarter and year-to-date period fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended June 28, 2023, food and paper costs decreased $3.2 million, or 10.2%. Year-to-date, food and paper costs decreased $4.0 million, or 6.8%, from the comparable period in the prior year. The decrease in food and paper costs for the quarter and year-to-date resulted primarily due to lower transactions, partially offset by commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 27.4%, down from 29.8% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 27.4%, down from 29.7% in the comparable period of the prior year. The percentage decrease for both the quarter and year-to-date period was primarily due to an increase in pricing, partially offset by the increase noted in food and paper costs above.

Labor and Related Expenses

For the quarter ended June 28, 2023, labor and related expenses decreased $0.7 million, or 2.2%, from the comparable period in the prior year. The decrease in labor and related expenses for the quarter was primarily due to a $1.5 million decrease related to the 4.5% decrease in quarter-over-quarter sales transactions, a $1.1 million decrease in overtime pay due to improvements in operational execution and a $0.2 million decrease related to COVID-19 sick pay. The decrease in labor and related expenses for the quarter was partially offset by a $1.2 million increase primarily related to higher wage rates from minimum wage increases in California during fiscal 2023 and 2022 and other labor wage increases as a result of competitive pressure and a $0.4 million increase in worker’s compensation expenses and a $0.5 million increase in labor related costs related to improved management staffing.

Year-to-date, labor and related expenses decreased $1.9 million, or 2.8%, from the comparable period in the prior year. The decrease for the year-to-date period was due to a $2.2 million decrease related to the 3.5% decrease in year-over-year sales transactions, a $2.1 million decrease in overtime pay due to improvements in operational execution and a $1.4 million decrease related to COVID-19 sick pay. The decrease in labor and related expenses for the year was partially offset by a $2.4 million increase primarily related to higher wage rates from minimum wage increases in California during fiscal 2023 and 2022 and other labor wage increases as a result of competitive pressure and a $1.4 million increase in labor related costs related to improved management staffing.

For the quarter ended June 28, 2023, labor and related expenses as a percentage of company-operated restaurant revenue were 31.1%, up from 31.0% in the comparable period in the prior year. The percentage change for the quarter was impacted by the cost increases highlighted above, partially offset by an increase in pricing. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 31.6%, down from 32.8% in the comparable period in the prior year primarily due to the increase in pricing, and overtime and sick pay decreases, partially offset by the cost increases highlighted above.

Occupancy and Other Operating Expenses

For the quarter ended June 28, 2023, occupancy and other operating expenses decreased $0.3 million, or 1.0%, from the comparable period in the prior year. The decrease was primarily due to a $0.6 million decrease in utilities, offset by a $0.3 million increase in occupancy costs.

Year-to-date, occupancy and other operating expenses increased $0.8 million, or 1.6%, from the comparable period in the prior year. The increase was primarily due to a $0.7 million increase in occupancy costs, a $0.2 million increase in other operating supplies and a $0.3 million increase in repairs and maintenance. The year-to-date increase in occupancy and other operating expenses was partially offset by a $0.4 million decrease in utilities.

For the quarter ended June 28, 2023, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.6%, up from 24.3% in the comparable period. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.0%, up from 24.7% in the comparable period of the prior year. Both the quarter and year-to-date period increases resulted from the cost increases highlighted above.

Gain on Recovery of Insurance Proceeds

In September 2022, one of our restaurants incurred damage resulting from a fire. In 2022, we disposed of less than $0.1 million of assets related to the fire. The restaurant was reopened for business on October 27, 2022. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We recognized gains of $0.2 million related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs is included in the accompanying condensed consolidated statements of income, for the twenty-six weeks ended June 28, 2023, as a reduction of company restaurant expenses. We received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.

General and Administrative Expenses

For the quarter ended June 28, 2023, general and administrative expenses increased $1.4 million, or 14.8%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $1.1 million increase in restructuring costs related to certain positions in the organization and a $0.3 million increase in labor related costs.

Year-to-date, general and administrative expenses increased $2.7 million, or 13.6%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to a $1.4 million increase in labor related costs, primarily related to an increase in estimated management bonus expense, a $1.1 million increase in restructuring costs related to certain positions in the organization, and a $0.3 million increase in special costs related to the recent share distribution (see Note 9, “Related Party Transactions” for further details on the share distribution). As of June 28, 2023, there were no material restructuring-related accrued liabilities on our condensed consolidated balance sheet.

For the quarter ended June 28, 2023, general and administrative expenses as a percentage of total revenue were 9.1%, up from 7.8% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 9.5%, up from 8.4% in the comparable period of the prior year. The percentage increase for both the quarterly and year-to-date periods is primarily due to the cost increases discussed above.

Gain on Disposition of Restaurants

During the twenty-six weeks ended June 28, 2023, we completed the sale of one restaurant within the Orange County area to an existing franchisee. This sale resulted in cash proceeds of $0.2 million and a net gain on sale of restaurant of $0.1 million for the twenty-six weeks ended June 28, 2023.

Impairment and Closed-Store Reserves

During both the thirteen and twenty-six weeks ended June 28, 2023, we recorded non-cash impairment charges of less than $0.1 million, primarily related to the carrying value of ROU assets of one restaurant in California. During the thirteen and twenty-six weeks ended June 29, 2022, we recorded non-cash impairment charges of $0.2 million and $0.3 million, respectively, primarily related to the long-lived assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During both the thirteen and twenty-six weeks ended June 28, 2023, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During both the thirteen and twenty-six weeks ended June 29, 2022, we recognized $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter ended June 28, 2023, interest expense, net, increased $0.6 million from the comparable period in the prior year. For the year-to-date period, interest expense, net, increased $1.1 million from the comparable period in the prior year. Both the quarter and year-to-date period increase in interest expense was primarily related to the higher outstanding balances on our 2022 Revolver (as defined below) as well as the higher interest rates in the fiscal 2023 periods versus the comparable periods in the prior year. This increase was partially offset by the unwinding of our interest rate swap and the corresponding payout that was recognized as part of interest income during the thirteen and twenty-six weeks ended June 28, 2023.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 28, 2023, we recorded income tax receivable agreement expense of $0.1 million and income tax receivable agreement income of less than $0.1 million, respectively, and for the thirteen and twenty-six weeks ended June 29, 2022 we recorded income tax receivable agreement income of $0.2 million and $0.3 million, respectively.

Provision for Income Taxes

For the quarter ended June 28, 2023, we recorded an income tax provision of $2.7 million, reflecting an estimated effective tax rate of 27.9%. For the quarter ended June 29, 2022, we recorded an income tax provision of $3.1 million, reflecting an estimated effective tax rate of approximately 30.0%. For the year-to-date period ended June 28, 2023, we recorded an income tax provision of $4.7 million, reflecting an estimated effective tax rate of approximately 28.1%. For the year-to-date period ended June 29, 2022, we recorded an income tax provision of $4.0 million, reflecting an estimated effective tax rate of approximately 30.0%.

The difference between the 21.0% statutory rate and our effective tax rate of 28.1% for the year-to-date period ended June 28, 2023 is primarily a result of state taxes, a non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Company-operated restaurant revenue	$103,901	$106,454	$201,774	$200,411
Franchise revenue	10,119	10,064	19,791	19,319
Franchise advertising fee revenue	7,472	7,593	14,453	14,429
Total Revenue	121,492	124,111	236,018	234,159
Franchise revenue	(10,119)	(10,064)	(19,791)	(19,319)
Franchise advertising fee revenue	(7,472)	(7,593)	(14,453)	(14,429)
Sales from franchised restaurants	166,452	169,032	322,066	321,609
System-wide sales	$270,353	$275,486	$523,840	$522,020

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 28, 2023 and June 29, 2022, there were 470 and 465 comparable restaurants, 182 and 183 company-operated restaurants and 288 and 282 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Restaurant contribution:
Income from operations	$10,888	$10,429	$18,639	$13,749
Add (less):
General and administrative expenses	11,108	9,679	22,307	19,633
Franchise expenses	9,492	9,557	18,524	18,288
Depreciation and amortization	3,694	3,618	7,331	7,215
(Gain) loss on disposal of assets	(80)	42	(50)	108
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(242)	—
Franchise revenue	(10,119)	(10,064)	(19,791)	(19,319)
Franchise advertising fee revenue	(7,472)	(7,593)	(14,453)	(14,429)
Impairment and closed-store reserves	38	248	115	379
Loss (gain) on disposition of restaurants	25	—	(111)	—
Restaurant contribution	$17,574	$15,916	$32,269	$25,624

Company-operated restaurant revenue:
Total revenue	$121,492	$124,111	$236,018	$234,159
Less:
Franchise revenue	(10,119)	(10,064)	(19,791)	(19,319)
Franchise advertising fee revenue	(7,472)	(7,593)	(14,453)	(14,429)
Company-operated restaurant revenue	$103,901	$106,454	$201,774	$200,411

Restaurant contribution margin (%)	16.9%	15.0%	16.0%	12.8%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 28, 2023	June 29, 2022	June 28, 2023	June 29, 2022
Net income	$7,056	$7,141	$11,974	$9,256
Non-GAAP adjustments:
Provision for income taxes	2,735	3,055	4,686	3,960
Interest expense, net of interest income	976	419	1,980	849
Depreciation and amortization	3,694	3,618	7,331	7,215
EBITDA	$14,461	$14,233	$25,971	$21,280
Stock-based compensation expense (a)	817	970	1,588	1,796
(Gain) loss on disposal of assets (b)	(80)	42	(50)	108
Impairment and closed-store reserves (c)	38	248	115	379
Loss (gain) on disposition of restaurants (d)	25	—	(111)	—
Income tax receivable agreement expense (income) (e)	121	(186)	(1)	(316)
Securities class action legal expense (f)	2	16	2	453
Special dividend (g)	—	—	129	—
Special legal (h)	—	—	298	—
Gain on recovery of insurance proceeds (i)	—	—	(394)	—
Severance (j)	1,055	—	1,055	—
Pre-opening costs (k)	184	43	189	150
Adjusted EBITDA	$16,623	$15,366	$28,791	$23,850
(a)	Includes non-cash, stock-based compensation.
(b)	(Gain) loss on disposal of assets includes the (gain) loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During both the thirteen and twenty-six weeks ended June 28, 2023, we recorded non-cash impairment charges of less than $0.1 million, primarily related to the carrying value of ROU assets of one restaurant in California. During the thirteen and twenty-six weeks ended June 29, 2022, we recorded non-cash impairment charges of $0.2 million and $0.3 million, respectively, primarily related to the long-lived assets of one restaurant in California.

During both the thirteen and twenty-six weeks ended June 28, 2023, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During both the thirteen and twenty-six weeks ended June 29, 2022, we recognized $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	During the twenty-six weeks ended June 28, 2023, we completed the sale of one restaurant within the Orange County area to an existing franchisee. This sale resulted in cash proceeds of $0.2 million and a net gain on sale of restaurant of $0.1 million during the twenty-six weeks ended June 28, 2023.
(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen and twenty-six weeks ended June 28, 2023 and June 29, 2022, income tax receivable agreement expense (income) consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(f)	Consists of costs and recoveries related to the defense of securities lawsuits.
(g)	Consists of costs related to a special dividend declaration. On October 11, 2022, the Board of Directors declared a special dividend of $1.50 per share on the common stock of the Company. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022.
(h)	Consists of legal costs related to the recent share distribution that occurred on March 28, 2023. Refer to Note 9, “Related Party Transactions” for further details on the share distribution.
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
(j)	On April 13, 2023 the Company made the decision to eliminate and restructure certain positions in the organization, which resulted in estimated one-time costs of approximately $1.1 million.
(k)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 28, 2023	June 29, 2022
Net cash (used in) provided by
Operating activities	$21,796	$11,820
Investing activities	(8,899)	(8,831)
Financing activities	(23,207)	1,276
Net (decrease) increase in cash	$(10,310)	$4,265

Operating Activities

For the twenty-six weeks ended June 28, 2023, net cash from operating activities increased by approximately $10.0 million from the comparable period of the prior year. This change was due to favorable working capital fluctuations and higher profitability compared to the same period in the prior year.

Investing Activities

For the twenty-six weeks ended June 28, 2023, net cash used in investing activities changed by $0.1 million from the comparable period of the prior year. This change was due primarily to remodeling more restaurants in the twenty-six weeks ended June 28, 2023, compared to the twenty-six weeks ended June 29, 2022.

Financing Activities

For the twenty-six weeks ended June 28, 2023, net cash used in financing activities changed by $24.5 million from the comparable period of the prior year. The change was due primarily to $6.0 million of net pay downs on the 2022 Revolver and repurchases of common stock of $17.8 million during the twenty-six weeks ended June 28, 2023. This change was further impacted by a $0.8 million cash inflow related to option exercises during the twenty-six weeks ended June 28, 2023 compared to a $1.6 million cash inflow related to option exercises during twenty-six weeks ended June 29, 2022.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range was 6.22% to 8.50% and 5.69% to 8.50% for the thirteen and twenty-six weeks ended June 28, 2023 under the 2022 Revolver, respectively, and 1.70% to 2.87% and 1.35% to 2.87% for the thirteen and twenty-six weeks ended June 29, 2022 under the 2018 Revolver, respectively.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of June 28, 2023.

At June 28, 2023, $9.8 million of letters of credit and $60.0 million of borrowings were outstanding under the 2022 Revolver. There were $80.2 million remaining borrowings available under the 2022 Revolver at June 28, 2023.

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

Material Cash Requirements

Our material cash requirements as of June 28, 2023 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 28, 2022. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, (iv) purchasing commitments for chicken, (v) restaurant finance lease payments, and (vi) capital expenditures.

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

Under the 2022 Stock Repurchase Plan, the Company is permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. The Company’s repurchases will be executed using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. As of June 28, 2023, $1.9 million remained available for repurchases under the 2022 Stock Repurchase Plan of which the entire balance has been completed subsequent to period end.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of June 28, 2023, we had outstanding borrowings of $60.0 million under our 2022 Revolver, $9.8 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.6 million on an annualized basis.

During the twenty-six weeks ended June 28, 2023, we borrowed $2.0 million and paid down $8.0 million on our 2022 Revolver and the outstanding balance as of June 28, 2023 was $60.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

In connection with our entry into the 2022 Credit Agreement, we terminated the interest rate swap previously used to hedge interest rate risk. In settlement of this swap, we received approximately $0.6 million. The remaining amount in AOCI related to the hedging relationship was reclassified into earnings when the hedged forecasted transaction was reported in earnings.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 28, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims such as wage and hour and other legal actions that arise in the ordinary course of business, but neither we nor our subsidiaries are party to any material legal proceedings. See Note 7, “Commitments and Contingencies—Legal Matters” in the “Notes to Condensed Consolidated Financial Statements” for additional information.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 28, 2022 filed with the SEC on March 10, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 11, 2022, the Company’s Board of Directors approved a share repurchase program (the “2022 Stock Repurchase Plan”) under which the Company is authorized to repurchase up to $20.0 million of shares of our common stock. The 2022 Stock Repurchase Plan will terminate on March 28, 2024, may be modified, suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares. As of June 28, 2023, $1.9 million remained available for repurchases under the 2022 Stock Repurchase Plan of which the entire balance has been completed subsequent to period end.

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

The following table summarizes the Company’s purchases of common stock, including under the 2022 Stock Repurchase Plan, in the quarterly period ended June 28, 2023 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
March 30, 2023 to April 26, 2023	412,934		$ 9.15	412,934	$ 10,060
April 27, 2023 to May 24, 2023	417,843		$ 9.45	399,353	$ 6,308
May 25, 2023 to June 28, 2023	460,000		$ 9.48	460,000	$ 1,948
Total	1,290,777	(1)		1,272,287

(1) Consists of 1,272,287 shares purchased by the Company pursuant to the 2022 Stock Repurchase Plan and 18,490 shares acquired by the Company to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: August 4, 2023	/s/ Laurance Roberts
Laurance Roberts
President and Chief Executive Officer
(duly authorized officer)
Date: August 4, 2023	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial officer)