Form 10-Q
period 2023-09-27
El Pollo Loco Holdings, Inc.
filed 2023-11-03
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2023

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LOCO	The Nasdaq Stock Market LLC
Rights to Purchase Series A Preferred Stock, par value $0.01 per share		The Nasdaq Stock Market LLC

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

As of October 27, 2023, there were 32,953,268 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	September 27,	December 28,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$13,815	$20,493
Accounts and other receivables, net	9,622	10,084
Inventories	2,039	2,442
Prepaid expenses and other current assets	3,653	3,662
Income tax receivable	—	768
Total current assets	29,129	37,449
Property and equipment, net	82,187	78,644
Property and equipment held under finance lease, net	1,434	1,532
Property and equipment held under operating leases, net ("ROU asset")	166,697	165,584
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	—	512
Other assets	3,019	2,935
Total assets	$593,028	$597,218
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$111	$110
Current portion of obligations under operating leases	19,425	19,995
Accounts payable	10,087	12,741
Accrued salaries and vacation	7,253	8,873
Accrued insurance	11,557	11,120
Accrued income taxes payable	5,622	—
Accrued interest	246	291
Current portion of income tax receivable agreement payable	323	263
Other accrued expenses and current liabilities	14,975	15,120
Total current liabilities	69,599	68,513
Revolver loan	80,000	66,000
Obligations under finance leases, net of current portion	1,542	1,626
Obligations under operating leases, net of current portion	166,864	165,149
Deferred taxes	9,270	8,517
Income tax receivable agreement payable, net of current portion	454	409
Other noncurrent liabilities	6,627	5,856
Total liabilities	334,356	316,070
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 32,957,470 and 37,008,061 shares issued and outstanding as of September 27, 2023 and December 28, 2022, respectively	329	370
Additional paid-in-capital	248,732	292,244
Retained earnings (accumulated deficit)	9,611	(11,592)
Accumulated other comprehensive income	—	126
Total stockholders’ equity	258,672	281,148
Total liabilities and stockholders’ equity	$593,028	$597,218

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Revenue
Company-operated restaurant revenue	$102,703	$103,174	$304,477	$303,585
Franchise revenue	10,255	9,543	30,046	28,862
Franchise advertising fee revenue	7,441	7,161	21,894	21,590
Total revenue	120,399	119,878	356,417	354,037
Cost of operations
Food and paper cost	27,552	30,163	82,928	89,586
Labor and related expenses	33,092	33,279	96,910	98,966
Occupancy and other operating expenses	27,289	26,920	77,751	76,597
Gain on recovery of insurance proceeds, lost profits, net	—	—	(151)	—
Company restaurant expenses	87,933	90,362	257,438	265,149
General and administrative expenses	9,144	9,855	31,451	29,488
Franchise expenses	9,583	9,027	28,107	27,315
Depreciation and amortization	3,946	3,530	11,277	10,745
Loss (gain) on disposal of assets	16	21	(34)	129
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(242)	—
Gain on disposition of restaurants	(4,923)	—	(5,034)	—
Impairment and closed-store reserves	1,008	219	1,123	598
Total expenses	106,707	113,014	324,086	333,424
Income from operations	13,692	6,864	32,331	20,613
Interest expense, net	1,382	108	3,362	957
Income tax receivable agreement expense (income)	106	(29)	105	(345)
Income before provision for income taxes	12,204	6,785	28,864	20,001
Provision for income taxes	2,975	1,776	7,661	5,736
Net income	$9,229	$5,009	$21,203	$14,265
Net income per share
Basic	$0.28	$0.14	$0.61	$0.39
Diluted	$0.28	$0.14	$0.60	$0.39
Weighted-average shares used in computing net income per share
Basic	33,412,674	36,402,899	35,026,731	36,329,938
Diluted	33,490,004	36,507,050	35,179,483	36,491,624

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Net income	$9,229	$5,009	$21,203	$14,265
Other comprehensive (loss) income
Changes in derivative instruments
Unrealized net gains arising during the period from interest rate swap	—	43	—	974
Reclassifications of gains into net income	—	(369)	(170)	(197)
Income tax benefit (expense)	—	—	44	(297)
Other comprehensive (loss) income, net of taxes	—	(326)	(126)	480
Comprehensive income	$9,229	$4,683	$21,077	$14,745

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended September 27, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, June 28, 2023	35,643,747	$356	$276,222	$382	$—	$276,960
Stock-based compensation	—	—	926	—	—	926
Issuance of common stock related to restricted shares	28,222	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net	35,666	—	347	—	—	347
Shares repurchased for employee tax withholdings	(4,639)	—	(46)	—	—	(46)
Repurchase of common stock	(2,706,214)	(27)	(28,437)	—	—	(28,464)
Repurchase of common stock - excise tax	—	—	(280)	—	—	(280)
Forfeiture of common stock related to restricted shares	(39,312)	—	—	—	—	—
Net income	—	—	—	9,229	—	9,229
Balance, September 27, 2023	32,957,470	$329	$248,732	$9,611	$—	$258,672

	Thirteen Weeks Ended September 28, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, June 29, 2022	37,002,513	$369	$346,095	$(23,137)	$516	323,843
Stock-based compensation	—	—	1,009	—	—	1,009
Issuance of common stock related to restricted shares	53,476	1	(1)	—	—	—
Shares repurchased for employee tax withholdings	(2,584)	—	(24)	—	—	(24)
Other comprehensive income, net of tax	—	—	—	—	(326)	(326)
Net income	—	—	—	5,009	—	5,009
Balance, September 28, 2022	37,053,405	$370	$347,079	$(18,128)	$190	$329,511

	Thirty-Nine Weeks Ended September 27, 2023
				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 28, 2022	37,008,061	$370	$292,244	$(11,592)	$126	$281,148
Stock-based compensation	—	—	2,539	—	—	2,539
Issuance of common stock related to restricted shares	391,432	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	219,960	2	1,169	—	—	1,171
Shares repurchased for employee tax withholdings	(23,129)	—	(217)	—	—	(217)
Repurchase of common stock	(4,530,850)	(46)	(46,570)	—	—	(46,616)
Repurchase of common stock - excise tax	—	—	(430)	—	—	(430)
Forfeiture of common stock related to restricted shares	(108,004)	(1)	1	—	—	—
Other comprehensive loss, net of tax	—	—	—	—	(126)	(126)
Net income	—	—	—	21,203	—	21,203
Balance, September 27, 2023	32,957,470	$329	$248,732	$9,611	$—	$258,672

	Thirty-Nine Weeks Ended September 28, 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 29, 2021	36,601,648	$365	$342,941	$(32,393)	$(290)	$310,623
Stock-based compensation	—	—	2,806	—	—	2,806
Issuance of common stock related to restricted shares	352,114	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	150,475	1	1,579	—	—	1,580
Shares repurchased for employee tax withholdings	(22,901)	—	(243)	—	—	(243)
Forfeiture of common stock related to restricted shares	(27,931)	—	—	—	—	—
Other comprehensive income, net of tax	—	—	—	—	480	480
Net income	—	—	—	14,265	—	14,265
Balance, September 28, 2022	37,053,405	$370	$347,079	$(18,128)	$190	$329,511

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022
Cash flows from operating activities:
Net income	$21,203	$14,265
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,277	10,745
Stock-based compensation expense	2,539	2,806
Income tax receivable agreement expense (income)	105	(345)
Fire insurance proceeds for expenses paid and lost profit	151	—
(Gain) loss on disposal of assets	(34)	129
Gain on recovery of insurance proceeds, property, equipment and expenses, net	(242)	—
Impairment of property and equipment	1,032	392
Gain on disposition of restaurants	(5,034)	—
Amortization of deferred financing costs	153	292
Deferred income taxes, net	1,138	2,351
Changes in operating assets and liabilities:
Accounts and other receivables	462	(1,539)
Inventories	403	108
Prepaid expenses and other current assets	8	755
Income taxes payable (receivable)	6,391	(1,459)
Other assets	(236)	(150)
Accounts payable	(5,798)	1,285
Accrued salaries and vacation	(1,619)	(4,564)
Accrued insurance	437	93
Other accrued expenses and liabilities	173	(3,257)
Net cash flows provided by operating activities	32,509	21,907
Cash flows from investing activities:
Proceeds from disposition of restaurants	7,722	—
Proceeds from fire insurance for property and equipment	163	—
Purchase of property and equipment	(15,297)	(13,022)
Net cash flows used in investing activities	(7,412)	(13,022)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	25,000	—
Payments on revolver and swingline loan	(11,000)	(20,000)
Minimum tax withholdings related to net share settlements	(217)	(243)
Repurchases of common stock	(46,616)	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,171	1,580
Payment of obligations under finance leases	(113)	(124)
Deferred financing costs for revolver loan	—	(869)
Net cash flows used in by financing activities	(31,775)	(19,656)
Decrease in cash and cash equivalents	(6,678)	(10,771)
Cash and cash equivalents, beginning of period	20,493	30,046
Cash and cash equivalents, end of period	$13,815	$19,275

	Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022
Supplemental cash flow information
Cash paid during the period for interest	$3,554	$819
Cash paid during the period for income taxes	$54	$5,100
Unpaid purchases of property and equipment	$4,476	$3,030
Unpaid repurchases of common stock	$430	$—

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 27, 2023, the Company operated 171 and franchised 321 El Pollo Loco restaurants.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters, stock-based compensation, contingent liabilities and income tax valuation allowances.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At September 27, 2023, the Company’s total debt was $80.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $13.8 million at September 27, 2023 and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Subsequent Events

Subsequent to the quarter-end, on November 2, 2023, the Company announced that Laurance Roberts, the Company’s Chief Executive Officer and President, is leaving his position as Chief Executive Officer and President and as a member of the Company’s Board of Directors effective as of the close of business on November 3, 2023.  In connection with Mr. Roberts’ departure, the Board has appointed Maria Hollandsworth as interim Chief Executive Officer and President of the Company, effective as of November 4, 2023. Ms. Hollandsworth currently serves as Chief Operating Officer of the Company and will continue in that role during her tenure as interim Chief Executive Officer and President. To help facilitate the transition from Mr. Roberts to Ms. Hollandsworth, the Company has retained Mr. Roberts as a consultant from November 4, 2023 through December 28, 2023 pursuant to a Release and Consulting Agreement dated November 1, 2023 between the Company and Mr. Roberts.

Further, on October 31, 2023, the Company’s Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $20.0 million of shares of the Company’s common stock. The repurchase program will terminate on March 31, 2025, may be modified, suspended or discontinued at any time, and does not obligate the Company to acquire any particular number of shares.

Lastly, the Company paid down $9.0 million on its 2022 Revolver and outstanding borrowings as of November 2, 2023 were $71.0 million.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had no supplier for which amounts due totaled more than 10.0% of the Company’s accounts payable at September 27, 2023. As of December 28, 2022, the Company had one supplier to whom amounts due totaled 41.7% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 26.6% and 27.0% of total expenses for the thirteen and thirty-nine weeks ended September 27, 2023, respectively, and 28.4% and 28.5% of total expenses for the thirteen and thirty-nine weeks ended September 28, 2022, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.6% and 71.1% of total revenue for the thirteen and thirty-nine weeks ended September 27, 2023, respectively, and 71.9% and 71.2% for the thirteen and thirty-nine weeks ended September 28, 2022, respectively.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company reports as one reporting unit. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2022 or the thirty-nine weeks ended September 27, 2023.

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

The Company determined that, in connection with the sale of 18 units, there were indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 27, 2023. After completing the impairment analysis, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 27, 2023.

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

The following non-financial instruments were measured at fair value, on a nonrecurring basis, as of and for the thirteen and thirty-nine weeks ended September 27, 2023, reflecting certain property and equipment assets and right-of-use (“ROU”) assets for which an impairment loss was recognized during the corresponding periods, as discussed under Note 2, “Property and Equipment” and immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 27, 2023 Using			Ended September 27, 2023	Ended September 27, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$979	$979
Certain ROU assets, net	$254	$—	$—	$254	$—	$39

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and thirty-nine weeks ended September 28, 2022, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Long-Lived Assets and ROU Assets” (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 28, 2022 Using			Ended September 28, 2022	Ended September 28, 2022
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$100	$353
Certain ROU assets, net	$332	$—	$—	$332	$39	$39

Impairment of Long-Lived Assets and ROU Assets

The Company reviews its long-lived and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain long-lived and ROU assets may not be recoverable. The Company considers a triggering event related to long-lived assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume for the last twelve months is less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has closed or been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain long-lived and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the long-lived or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirty-nine weeks ended September 27, 2023 that required an impairment review of certain of the Company’s long-lived and ROU assets. Based on the results of the analysis, the Company recorded non-cash impairment charges of $1.0 million for both the thirteen and thirty-nine weeks ended September 27, 2023, primarily related to the carrying value of the ROU assets of one restaurant in California and the carrying value of the long-lived assets of one restaurant in Nevada.

The Company recorded a non-cash impairment charge of $0.1 million and $0.4 million for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, primarily related to the carrying value of the long-lived assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, as well as the impact of COVID-19 (and related economic effects) and the current macroeconomic environment, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During both the thirteen and thirty-nine weeks ended September 27, 2023, the Company recognized $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations. During the thirteen and thirty-nine weeks ended September 28, 2022, the Company recognized less than $0.1 million and $0.2 million, respectively, of closed-store reserve expense primarily related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

Gain on Recovery of Insurance Proceeds, Lost Profits

In September 2022, one of the Company’s restaurants incurred damage resulting from a fire. In 2022, the Company disposed of less than $0.1 million of assets related to the fire. The restaurant was reopened for business on October 27, 2022. In fiscal 2023, the Company incurred costs directly related to the fire of less than $0.1 million. The Company recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the thirty-nine weeks ended September 27, 2023, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.

Gain on Disposition of Restaurants

During the thirteen and thirty-nine weeks ended September 27, 2023, the Company completed the sale of 17 and 18 restaurants, respectively, within California, Utah and Texas to existing franchisees. The Company has determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. During the thirteen and thirty-nine weeks ended September 27, 2023, these sales resulted in cash proceeds of $7.5 million and $7.7 million, respectively, and a net gain on sale of restaurant of $4.9 million and $5.0 million, respectively. Since the date of their sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 27, 2023 or at December 28, 2022. The Company did not recognize interest or penalties during the thirteen and thirty-nine weeks ended September 27, 2023 and September 28, 2022, respectively, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For both the thirteen and thirty-nine weeks ended September 27, 2023, the Company recorded income tax receivable agreement expense of $0.1 million, and for the thirteen and thirty-nine weeks ended September 28, 2022, the Company recorded income tax receivable agreement income of less than $0.1 million and $0.3 million, respectively, in each case, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

For the quarter ended September 27, 2023, the Company recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 24.4%. For the quarter ended September 28, 2022, the Company recorded an income tax provision of $1.8 million, reflecting an estimated effective tax rate of approximately 26.2%. For the year-to-date period ended September 27, 2023, the Company recorded an income tax provision of $7.7 million, reflecting an estimated effective tax rate of approximately 26.5%. For the year-to-date period ended September 28, 2022, the Company recorded an income tax provision of $5.7 million, reflecting an estimated effective tax rate of approximately 28.7%. The difference between the 21.0% statutory rate and the effective tax rate of 26.5% for the year-to-date period ended September 27, 2023 is primarily a result of state taxes, a non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 27, 2023	December 28, 2022
Land	$12,323	$12,323
Buildings and improvements	145,589	153,377
Other property and equipment	84,085	83,035
Construction in progress	7,406	3,196
	249,403	251,931
Less: accumulated depreciation and amortization	(167,216)	(173,287)
	$82,187	$78,644

Depreciation expense was $3.9 million and $3.5 million for the thirteen weeks ended September 27, 2023 and September 28, 2022, respectively, and $11.3 million and $10.7 million for the thirty-nine weeks ended September 27, 2023 and September 28, 2022, respectively.

Based on the Company’s review of its long-lived assets for impairment, the Company recorded non-cash impairment charges of $1.0 million for both the thirteen and thirty-nine weeks ended September 27, 2023, primarily related to the carrying value of the long-lived assets of one restaurant in Nevada. During the thirteen and thirty-nine weeks ended September 28, 2022, the Company recorded non-cash impairment charges of $0.1 million and $0.4 million, respectively, primarily related to the carrying value of the long-lived assets of one restaurant in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

At September 27, 2023, options to purchase 1,169,959 shares of common stock were outstanding, including 480,160 vested and 689,799 unvested. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At September 27, 2023, there were no premium options, which are options granted above the stock price at date of grant, that were outstanding. A summary of stock option activity as of September 27, 2023 and changes during the thirty-nine weeks ended September 27, 2023 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 28, 2022	1,068,179	$9.92
Grants	482,701	9.27
Exercised	(219,960)	5.32
Forfeited, cancelled or expired	(160,961)	$11.47
Outstanding – September 27, 2023	1,169,959	$10.30	7.17	$—
Vested and expected to vest at September 27, 2023	1,156,593	$10.31	7.14	$—
Exercisable at September 27, 2023	480,160	$11.31	4.26	$—

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 27, 2023	September 28, 2022
Expected volatility	43.7%	43.0%
Risk-free interest rate	3.6%	2.9%
Expected term (years)	6.25	6.25
Expected dividends	—	—

At September 27, 2023, the Company had total unrecognized compensation expense of $3.0 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.18 years.

A summary of restricted share activity as of September 27, 2023 and changes during the thirty-nine weeks ended September 27, 2023 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 28, 2022	545,480	$12.02
Granted	391,432	$9.18
Released	(181,490)	$12.20
Forfeited, cancelled, or expired	(108,004)	$11.93
Unvested shares at September 27, 2023	647,418	$10.27

At September 27, 2023, the Company had unrecognized compensation expense of $5.4 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.66 years.

Total stock-based compensation expense was $0.9 million and $2.5 million for the thirteen and thirty-nine weeks ended September 27, 2023, respectively, and $1.0 million and $2.8 million for the thirteen and thirty-nine weeks ended September 28, 2022, respectively.

On October 11, 2022, the Company’s Board of Directors approved a share repurchase program (the “2022 Stock Repurchase Plan”) under which the Company was authorized to repurchase up to $20.0 million of shares of its common stock through March 28, 2024.

Under the 2022 Stock Repurchase Plan, the Company was permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. Pursuant to the 2022 Stock Repurchase Plan, the Company was authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions.

For the thirteen and thirty-nine weeks ended September 27, 2023, the Company repurchased 206,214 and 2,030,850 shares of common stock, respectively, under the 2022 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $1.9 million and $20.0 million, respectively. The common stock repurchased under 2022 Stock Repurchase Plan were retired upon repurchase. The 2022 Stock Repurchase Plan commenced on January 9, 2023, and was completed on July 12, 2023.

On August 7, 2023, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”), pursuant to which the Company agreed to purchase an aggregate of 2,500,000 shares of the Company’s common stock from the Sellers at a price of $10.63 per share, representing the closing price of such shares as listed on Nasdaq on August 7, 2023, for a total purchase price of $26.6 million. The repurchase was completed in August 2023.

Prior to the repurchase, Freeman Spogli & Co. (“Freeman Spogli”), collectively with the Sellers and certain other funds managed by Freeman Spogli, was the Company’s largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, is a general partner of Freeman Spogli and its chief executive officer.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR (as defined in the 2022 Credit Agreement) with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range was 6.74% to 6.93% and 5.69% to 8.50% for the thirteen and thirty-nine weeks ended September 27, 2023, under the 2022 Revolver, respectively, and 2.87% to 6.00% and 1.35% to 6.00% for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, under the 2022 Revolver and 2018 Revolver.

The 2022 Credit Agreement contains certain financial covenants. The Company was in compliance with the financial covenants as of September 27, 2023.

At September 27, 2023, the Company had $80.0 million in outstanding borrowings under the 2022 Revolver and $9.8 million of letters of credit that further reduce the amount available under the line of credit to $60.2 million in borrowing availability.

Maturities, Borrowings and Paydowns

On July 27, 2022, the Company refinanced and terminated the 2018 Revolver pursuant to the 2022 Credit Agreement. During the thirteen and thirty-nine weeks ended September 27, 2023 the Company borrowed $23.0 million and $25.0 million, respectively, and paid down $3.0 million and $11.0 million, respectively, on the 2022 Revolver. During both the thirteen and thirty-nine weeks ended September 28, 2022 the Company paid down $20.0 million on the 2022 Revolver. No amounts were borrowed on the 2022 Revolver during the thirty-nine weeks ended September 28, 2022. There are no required principal payments prior to maturity for the 2022 Revolver which matures on July 27, 2027.

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

As of September 27, 2023, there were no estimated net gains to be included in AOCI related to the Company’s cash flow hedge that would be reclassified into earnings, based on current Term SOFR interest rates.

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Interest expense on hedged portion of debt	$—	$92	$—	$439
Interest income on interest rate swap	—	(369)	(170)	(197)
Interest (income) expense on debt and derivatives, net	$—	$(277)	$(170)	$242

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen and thirty-nine weeks ended September 27, 2023 and September 28, 2022 (in thousands):

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
			Gain Reclassified from				Gain Reclassified from
	Net Gain Recognized in OCI		AOCI into Interest Income		Net Gain Recognized in OCI		AOCI into Interest Income
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Interest rate swap	$—	$43	$—	$(369)	$—	$974	$(170)	$(197)

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 27, 2023	December 28, 2022
Accrued sales and property taxes	$5,950	$5,270
Gift card liability	4,047	4,667
Loyalty rewards program liability	633	526
Accrued advertising	710	831
Accrued legal settlements and professional fees	1,091	1,303
Deferred franchise and development fees	599	610
Other	1,945	1,913
Total other accrued expenses and current liabilities	$14,975	$15,120

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 27, 2023	December 28, 2022
Deferred franchise and development fees	$6,584	$5,767
Other	43	89
Total other noncurrent liabilities	$6,627	$5,856

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

At September 27, 2023, the Company’s total estimated commitment to purchase chicken was $14.9 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of September 27, 2023, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.9 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 27, 2023 was $2.6 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of September 27, 2023, the Company had employment agreements with two of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 27, 2023 and September 28, 2022. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Numerator:
Net income	$9,229	$5,009	$21,203	$14,265
Denominator:
Weighted-average shares outstanding—basic	33,412,674	36,402,899	35,026,731	36,329,938
Weighted-average shares outstanding—diluted	33,490,004	36,507,050	35,179,483	36,491,624
Net income per share—basic	$0.28	$0.14	$0.61	$0.39
Net income per share—diluted	$0.28	$0.14	$0.60	$0.39
Anti-dilutive securities not considered in diluted EPS calculation	1,216,015	1,434,825	790,077	944,183

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Weighted-average shares outstanding—basic	33,412,674	36,402,899	35,026,731	36,329,938
Dilutive effect of stock options and restricted shares	77,330	104,151	152,752	161,686
Weighted-average shares outstanding—diluted	33,490,004	36,507,050	35,179,483	36,491,624

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

On August 7, 2023, the Company entered into the “Repurchase Agreement with the Sellers, pursuant to which the Company agreed to purchase an aggregate of 2,500,000 shares of the Company’s common stock from the Sellers at a price of $10.63 per share, representing the closing price of such shares as listed on Nasdaq on August 7, 2023, for a total purchase price of $26.6 million. The repurchase was completed in August 2023.

Prior to the repurchase, Freeman Spogli, collectively with the Sellers and certain other funds managed by Freeman Spogli, was the Company’s largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, is a general partner of Freeman Spogli and its chief executive officer.

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 27, 2023 and December 28, 2022, the revenue allocated to loyalty points that have not been redeemed was $0.6 million and $0.5 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of September 27, 2023, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by revenue source and market (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Core Market(1):
Company-operated restaurant revenue	$97,966	$98,732	$289,534	$289,798
Franchise revenue	5,021	4,501	14,454	13,559
Franchise advertising fee revenue	3,456	3,336	10,098	10,008
Total core market	$106,443	$106,569	$314,086	$313,365
Non-Core Market(2):
Company-operated restaurant revenue	$4,737	$4,442	$14,943	$13,787
Franchise revenue	5,234	5,042	15,592	15,303
Franchise advertising fee revenue	3,985	3,825	11,796	11,582
Total non-core market	$13,956	$13,309	$42,331	$40,672
Total revenue	$120,399	$119,878	$356,417	$354,037
(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s IPO on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Greater Los Angeles area market	71.6%	71.9%	71.1%	71.2%
Other markets	28.4%	28.1%	28.9%	28.8%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 27, 2023 and September 28, 2022 (in thousands):

December 28, 2022	$6,377
Revenue recognized - beginning balance	(545)
Additional contract liability	1,351
September 27, 2023	$7,183

December 29, 2021	$6,328
Revenue recognized - beginning balance	(558)
Additional contract liability	618
September 28, 2022	$6,388

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of September 27, 2023 (in thousands):

Franchise revenues:
2023	$157
2024	597
2025	551
2026	529
2027	508
Thereafter	4,841
Total	$7,183

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	September 27, 2023	December 28, 2022
Loyalty rewards liability, beginning balance	$526	$687
Revenue deferred	1,571	2,754
Revenue recognized	(1,464)	(2,915)
Loyalty rewards liability, ending balance	$633	$526

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of September 27, 2023 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	September 27, 2023	December 28, 2022
Gift card liability	$4,047	$4,667

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$205	$237	$817	$967

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

As of September 27, 2023, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

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

During the thirteen and thirty-nine weeks ended September 27, 2023, the Company reassessed the lease terms on five and 27 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $1.9 million and $15.4 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 27, 2023, respectively, were recognized and will be amortized over the new lease term. During the thirteen and thirty-nine weeks ended September 28, 2022, the Company reassessed the lease terms on five and 18 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $2.0 million and $10.5 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, which were recognized and will be amortized over the new lease term. The reassessments had an impact on the original lease classification of one property during the thirty-nine weeks ended September 28, 2022 which represented $0.7 million of the $10.5 million total additional ROU asset and lease liabilities for the period. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirty-nine weeks ended September 27, 2023, the Company recorded a less than $0.1 million non-cash impairment charge primarily related to the carrying value of ROU assets of one restaurant in California. During the thirty-nine weeks ended September 28, 2022, the Company recorded a less than $0.1 million non-cash impairment charge related to the carrying value of ROU assets of one restaurant in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	September 27, 2023			September 28, 2022
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$18	$1	$19	$18	$1	$19
Interest on lease liabilities	9	1	10	10	1	11
Operating lease cost	6,903	43	6,946	6,646	256	6,902
Short-term lease cost	—	2	2	—	4	4
Variable lease cost	150	332	482	151	196	347
Sublease income	(1,280)	—	(1,280)	(1,130)	—	(1,130)
Total lease cost	$5,800	$379	$6,179	$5,695	$458	$6,153

	Thirty-Nine Weeks Ended
	September 27, 2023			September 28, 2022
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$55	$2	$57	$55	$2	$57
Interest on lease liabilities	29	2	31	32	2	34
Operating lease cost	20,589	342	20,931	19,795	776	20,571
Short-term lease cost	—	6	6	—	11	11
Variable lease cost	422	909	1,331	458	463	921
Sublease income	(3,773)	—	(3,773)	(3,387)	—	(3,387)
Total lease cost	$17,322	$1,261	$18,583	$16,953	$1,254	$18,207

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Lease cost – Occupancy and other operating expenses	$6,043	$5,969	$18,101	$17,709
Lease cost – General & administrative	107	133	375	343
Lease cost – Depreciation and amortization	19	18	57	55
Lease cost – Interest expense	10	11	31	35
Lease cost – Closed-store reserve	—	22	19	65
Total lease cost	$6,179	$6,153	$18,583	$18,207

During the thirty-nine weeks ended September 27, 2023 and September 28, 2022, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Thirty-Nine Weeks Ended September 27, 2023			Thirty-Nine Weeks Ended September 28, 2022
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$20,797	$297	$21,094	$20,364	$737	$21,101
Financing cash flows used for finance leases	$70	$43	$113	$82	$42	$124

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$15,445	$54	$15,499	$10,486	$86	$10,572
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$28	$28
Derecognition of ROU assets due to terminations, impairment or modifications	$(40)	$(4)	$(44)	$(39)	$(24)	$(63)

Other Information
Weighted-average remaining years in lease term—finance leases	17.12	2.46		18.12	3.44
Weighted-average remaining years in lease term—operating leases	10.56	3.42		10.91	1.57
Weighted-average discount rate—finance leases	2.57%	1.53%		2.57%	1.53%
Weighted-average discount rate—operating leases	4.85%	4.45%		4.49%	3.82%

Information regarding the Company’s minimum future lease obligations as of September 27, 2023 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 27, 2023	$38	$7,050	$1,021
December 25, 2024	151	27,867	4,041
December 31, 2025	147	26,149	3,653
December 30, 2026	114	23,778	3,289
December 29, 2027	104	22,314	3,239
Thereafter	1,479	134,298	21,645
Total	$2,033	$241,456	$36,888
Less: imputed interest (1.53% - 4.85%)	(380)	(55,167)
Present value of lease obligations	1,653	186,289
Less: current maturities	(111)	(19,425)
Noncurrent portion	$1,542	$166,864

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended September 27, 2023 and September 28, 2022. The Company received $0.2 million and $0.3 million of lease income from company-owned locations for the thirty-nine weeks ended September 27, 2023 and September 28, 2022, respectively.

12. SHAREHOLDER RIGHTS AGREEMENT

On August 8, 2023, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share, of the Company (the “Common Shares”) outstanding on August 18, 2023 to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of August 8, 2023, between the Company and Equiniti Trust Company, LLC, as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $53.75 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

Under the Rights Agreement, the Rights will generally be exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, acquires (or commences a tender offer or exchange offer the consummation of which would result in) beneficial ownership of 12.5% or more of the outstanding Common Shares. In such case (with certain limited exceptions), each holder of a Right (other than the Acquiring Person, whose Rights shall become void) will have the right to receive, upon exercise at the then current exercise price of the Right, Common Shares (or, if the Board so elects, cash, securities, or other property) having a value equal to two times the exercise price of the Right.

At any time after any person or group becomes an Acquiring Person, the Board may exchange the Rights at an exchange ratio of one Common Share per Right (subject to adjustment).

If, at any time after a person or group becomes an Acquiring Person, (i) the Company engages in a consolidation or merger and, in connection there with all or part of the Common Shares are or will be changed into or exchanged for stock or other securities of any other person or cash or any other property; or (ii) 50% or more of the Company’s consolidated assets or earning power are sold, then each holder of a Right will thereafter have the right to receive, upon exercise at the then current exercise price of the Right, that number of shares of common stock of the acquiring company having a market value of two times the exercise price of the Right.

At any time prior to the time any person or group becomes an Acquiring Person, the Board may redeem the Rights at a price of $0.001 per Right (the “Redemption Price”). Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. The Rights will expire at the close of business on August 7, 2024.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, and declines in median income growth, consumer confidence and consumer discretionary spending;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	vulnerability to changes in political and economic conditions and consumer preferences;
●	our ability to attract, develop, assimilate and retain employees;
●	vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the impacts of the uncertainty regarding a potential resurgence of COVID-19 or another pandemic, epidemic or infectious disease outbreak on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to operate their individual restaurants without disruption;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken, labor, construction and utilities;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness;
●	dependence on frequent and timely deliveries of food and supplies;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	adverse changes in the economic environment, including inflation and increased labor and supply costs, which may affect our franchisees, with adverse consequences to us;
●	our limited control over our franchisees and potential deterioration of our relations with existing or potential franchisees;
●	potential exposure to unexpected costs and losses from our self-insurance programs;
●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	the possibility that Delaware law, our organizational documents, our shareholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover;
●	the impact of shareholder activism on our expenses, business and stock price;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches on our ability to protect our customers’ payment method data or personal information;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	risks related to government regulation and litigation, including employment and labor laws; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 28, 2022, which filings are available online at www.sec.gov.

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

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law, which will repeal and replace the Fast Food Accountability and Standards Recovery Act (FAST Act) on January 1, 2024 if a referendum seeking repeal of the FAST Act is withdrawn prior to that date. The FAST Act was previously signed into law in September 2022 and would have, among other things, established a council to set minimum wage standards for industry workers in California. In connection with the adoption of AB 1228, the proponents of the referendum seeking repeal of the FAST Act indicated their agreement to withdraw the referendum. If AB 1228 becomes effective January 1, 2024, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide will rise to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council will also have the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we expect our labor and regulatory compliance costs will increase beginning in fiscal 2024 and that our results of operations and profitability will be adversely affected if we are not able to implement other measures to counter these increased costs.

We have experienced inflationary pressures affecting our operations in certain areas such as food cost, labor costs, construction costs and utility costs. We have also experienced temporary shortages in food, equipment and other goods, as well as an increase in freights costs, due in part to supply chain impacts of overall economic conditions in the markets in which we operate. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue throughout the remainder of fiscal year 2023 and we may not be able to offset cost increases in the future.

Growth Strategies and Outlook

As of September 27, 2023, we had 492 locations in seven states. In fiscal 2022, we opened four new company-operated restaurants, two in Nevada and two in California, and our franchisees opened nine new restaurants, seven in California, one in Colorado and one in Utah. For the thirty-nine weeks ended September 27, 2023, we opened one new company-operated in Nevada and our franchisees opened one new restaurant in California. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following strategies:

●	embed our unique El Pollo Loco culture;
●	build awareness and own our lane;
●	deliver exceptional service – profitably; and
●	accelerate development.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

For the thirteen weeks ended September 27, 2023, system-wide comparable restaurant sales increased by 0.8% from the comparable period in the prior year. For the thirty-nine weeks ended September 27, 2023, system-wide comparable restaurant sales decreased by 0.7% from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and thirty-nine weeks ended September 27, 2023 increased by 0.3% and 0.5%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 1.3% increase in average check size, partially offset by a 0.9% decrease in transactions, and the year-to-date change in comparable restaurant sales consisted of a 3.2% increase in average check size, partially offset by a 2.6% decrease in transactions. For franchised restaurants, comparable restaurant sales increased 1.1% and decreased 1.4% for the thirteen and thirty-nine weeks ended September 27, 2023, respectively. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 27, 2023, were as follows:

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 27, 2023	2022	2021	2020
Company-operated restaurant activity:
Beginning of period	188	189	196	195
Openings	1	4	2	1
Restaurant sale to franchisee	(18)	(3)	(8)	—
Closures	—	(2)	(1)	—
Restaurants at end of period	171	188	189	196
Franchised restaurant activity:
Beginning of period	302	291	283	287
Openings	1	9	2	3
Restaurant sale to franchisee	18	3	8	—
Closures	—	(1)	(2)	(7)
Restaurants at end of period	321	302	291	283
System-wide restaurant activity:
Beginning of period	490	480	479	482
Openings	2	13	4	4
Closures	—	(3)	(3)	(7)
Restaurants at end of period	492	490	480	479

Restaurant Remodeling

During the thirty-nine weeks ended September 27, 2023, we completed 12 company-operated restaurant remodels and 21 franchise remodels. In fiscal 2023, we plan to continue our standard practices for remodels, which includes completing a total of 14-15 company and 28-32 franchise remodels. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of September 27, 2023 and December 28, 2022, the revenue allocated to loyalty points that had not been redeemed was $0.6 million and $0.5 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 3.6 million loyalty program members as of September 27, 2023.

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

Labor and Related Expenses

Labor and related expenses include wages, payroll taxes, workers’ compensation expense, benefits, and bonuses paid to our restaurant management teams. Like other expense items, we expect labor costs to grow proportionately as our restaurant revenue grows. Factors that influence labor costs include minimum wage and payroll tax legislation, state labor laws (which, in California, may include AB 1228), overtime, wage inflation, the frequency and severity of workers’ compensation claims, health care costs, and the performance of our restaurants.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended September 27, 2023 and September 28, 2022 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, are compared in the tables below.

	Thirteen Weeks Ended
	September 27, 2023		September 28, 2022		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$102,703	85.3	$103,174	86.0	$(471)	(0.5)
Franchise revenue	10,255	8.5	9,543	8.0	712	7.5
Franchise advertising fee revenue	7,441	6.2	7,161	6.0	280	3.9
Total revenue	120,399	100.0	119,878	100.0	521	0.4
Cost of operations
Food and paper costs (1)	27,552	26.8	30,163	29.2	(2,611)	(8.7)
Labor and related expenses (1)	33,092	32.2	33,279	32.3	(187)	(0.6)
Occupancy and other operating expenses (1)	27,289	26.6	26,920	26.1	369	1.4
Company restaurant expenses (1)	87,933	85.6	90,362	87.6	(2,429)	(2.7)
General and administrative expenses	9,144	7.6	9,855	8.2	(711)	(7.2)
Franchise expenses	9,583	8.0	9,027	7.5	556	6.2
Depreciation and amortization	3,946	3.3	3,530	2.9	416	11.8
Loss on disposal of assets	16	0.0	21	0.0	(5)	(23.8)
Gain on disposition of restaurants	(4,923)	(4.1)	—	—	(4,923)	N/A
Impairment and closed-store reserves	1,008	0.8	219	0.2	789	360.3
Total expenses	106,707	88.6	113,014	94.3	(6,307)	(5.6)
Income from operations	13,692	11.4	6,864	5.7	6,828	99.5
Interest expense, net of interest income	1,382	1.1	108	0.1	1,274	1,179.6
Income tax receivable agreement expense (income)	106	0.1	(29)	(0.1)	135	(465.5)
Income before provision for income taxes	12,204	10.2	6,785	5.7	5,419	79.9
Provision for income taxes	2,975	2.5	1,776	1.5	1,199	67.5
Net income	$9,229	7.7	$5,009	4.2	$4,220	84.2
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Our operating results for the thirty-nine weeks ended September 27, 2023 and September 28, 2022 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below.

	Thirty-Nine Weeks Ended
	September 27, 2023		September 28, 2022		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$304,477	85.4	$303,585	85.7	$892	0.3
Franchise revenue	30,046	8.4	28,862	8.2	1,184	4.1
Franchise advertising fee revenue	21,894	6.2	21,590	6.1	304	1.4
Total revenue	356,417	100.0	354,037	100.0	2,380	0.7
Cost of operations
Food and paper costs (1)	82,928	27.2	89,586	29.5	(6,658)	(7.4)
Labor and related expenses (1)	96,910	31.8	98,966	32.6	(2,056)	(2.1)
Occupancy and other operating expenses (1)	77,751	25.5	76,597	25.2	1,154	1.5
Gain on recovery of insurance proceeds, lost profits, net (1)	(151)	(0.0)	—	—	(151)	N/A
Company restaurant expenses (1)	257,438	84.6	265,149	87.3	(7,711)	(2.9)
General and administrative expenses	31,451	8.8	29,488	8.3	1,963	6.7
Franchise expenses	28,107	7.9	27,315	7.7	792	2.9
Depreciation and amortization	11,277	3.2	10,745	3.0	532	5.0
(Gain) loss on disposal of assets	(34)	(0.0)	129	0.0	(163)	(126.4)
Gain on recovery of insurance proceeds, property, equipment and expenses	(242)	(0.1)	—	—	(242)	N/A
Gain on disposition of restaurants	(5,034)	(1.4)	—	—	(5,034)	N/A
Impairment and closed-store reserves	1,123	0.3	598	0.2	525	87.8
Total expenses	324,086	90.9	333,424	94.2	(9,338)	(2.8)
Income from operations	32,331	9.1	20,613	5.8	11,718	56.8
Interest expense, net of interest income	3,362	0.9	957	0.3	2,405	251.3
Income tax receivable agreement expense (income)	105	0.0	(345)	(0.1)	450	(130.4)
Income before provision for income taxes	28,864	8.2	20,001	5.6	8,863	44.3
Provision for income taxes	7,661	2.1	5,736	1.6	1,925	33.6
Net income	$21,203	6.1	$14,265	4.0	$6,938	48.6
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended September 27, 2023, company-operated restaurant revenue decreased $0.5 million, or 0.5%, from the comparable period in the prior year. The decrease in company-operated restaurant revenue was mainly due to a $1.6 million decrease in revenue primarily from the four company-operated restaurants sold by the Company to existing franchisees during the prior quarters and a $0.2 million decrease in revenue recognized for our loyalty points program. This company-operated restaurant revenue decrease was partially offset by $1.0 million of additional sales from restaurants opened during or after the third quarter of 2022 as well as an increase in company-operated comparable restaurant revenue of $0.3 million, or 0.3%. The company-operated comparable restaurant sales increase consisted of a 1.3% increase in average check size due to increases in menu prices, partially offset by an approximately 0.9% decrease in transactions.

Year-to-date, company-operated restaurant revenue increased $0.9 million, or 0.3%, from the comparable period in the prior year. The increase in company-operated restaurant revenue was primarily due to $3.8 million of additional sales from restaurants opened during or after the first quarter of 2022. In addition, the increase in company-operated restaurant sales was due to an increase in company-operated comparable restaurant revenue of $1.4 million, or 0.5%. The company-operated comparable restaurant sales increase consisted of an approximately 3.2% increase in average check size due to increases in menu prices, partially offset by a 2.6% decrease in transactions. This company-operated restaurant revenue increase was offset by a $4.2 million decrease in revenue primarily from the four company-operated restaurants sold by the Company to existing franchisees during the prior quarters.

Franchise Revenue

For the quarter ended September 27, 2023, franchise revenue increased $0.7 million, or 7.5%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 1.1%, seven franchise-operated restaurant openings and four company-operated restaurants sold by the Company to existing franchisees in each case, during the prior quarters.

Year-to-date, franchise revenue increased $1.2 million, or 4.1%, from the comparable period in the prior year. This increase was primarily due to ten franchise-operated restaurant openings and four company-operated restaurants sold by the Company to existing franchisees during the prior quarters. This franchise revenue increase was partially offset by a franchise comparable restaurant sales decrease of 1.4% and the closure of one franchise location during or subsequent to the first quarter of 2022.

Franchise Advertising Fee Revenue

For the quarter ended September 27, 2023, franchise advertising fee revenue increased $0.3 million, or 3.9%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue increased $0.3 million, or 1.4%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, both the quarter and year-to-date period fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended September 27, 2023, food and paper costs decreased $2.6 million, or 8.7%. Year-to-date, food and paper costs decreased $6.7 million, or 7.4%, from the comparable period in the prior year. The decrease in food and paper costs for the quarter and year-to-date resulted primarily due to lower transactions, partially offset by commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 26.8%, down from 29.2% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 27.2%, down from 29.5% in the comparable period of the prior year. The percentage decrease for both the quarter and year-to-date period was primarily due to an increase in pricing, partially offset by commodity inflation.

Labor and Related Expenses

For the quarter ended September 27, 2023, labor and related expenses decreased $0.2 million, or 0.6%, from the comparable period in the prior year. The decrease in labor and related expenses for the quarter was primarily due to a $0.8 million decrease related to the 0.9% decrease in quarter-over-quarter sales transactions and a $0.6 million decrease in overtime pay due to improvements in operational execution. The decrease in labor and related expenses for the quarter was partially offset by a $0.7 million increase primarily related to higher wage rates from minimum wage increases in California during fiscal 2023 and 2022 and other labor wage increases as a result of competitive pressure and a $0.6 million increase in worker’s compensation expenses.

Year-to-date, labor and related expenses decreased $2.1 million, or 2.1%, from the comparable period in the prior year. The decrease for the year-to-date period was due to a $2.9 million decrease related to the 2.6% decrease in year-over-year sales transactions, a $2.7 million decrease in overtime pay due to improvements in operational execution and a $1.5 million decrease related to COVID-19 sick pay. The decrease in labor and related expenses for the year was partially offset by a $3.1 million increase primarily related to higher wage rates from minimum wage increases in California during fiscal 2023 and 2022 and other labor wage increases as a result of competitive pressure and a $1.8 million increase in labor related costs related to improved management staffing.

For the quarter ended September 27, 2023, labor and related expenses as a percentage of company-operated restaurant revenue were 32.2%, down from 32.3% in the comparable period in the prior year. The percentage change for the quarter was impacted by the cost increases highlighted above, partially offset by an increase in pricing. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 31.8%, down from 32.6% in the comparable period in the prior year primarily due to the increase in pricing, and overtime and sick pay decreases, partially offset by the cost increases highlighted above.

Occupancy and Other Operating Expenses

For the quarter ended September 27, 2023, occupancy and other operating expenses increased $0.4 million, or 1.4%, from the comparable period in the prior year. The increase was primarily due to a $0.3 million increase in occupancy costs as well as $0.1 million increase in higher utility costs.

Year-to-date, occupancy and other operating expenses increased $1.2 million, or 1.5%, from the comparable period in the prior year. The increase was primarily due to a $1.0 million increase in occupancy costs, a $0.5 million increase in other operating services and supplies and a $0.2 million increase in repairs and maintenance. The year-to-date increase in occupancy and other operating expenses was partially offset by a $0.5 million decrease in utilities.

For the quarter ended September 27, 2023, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 26.6%, up from 26.1% in the comparable period. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.5%, up from 25.2% in the comparable period of the prior year. Both the quarter and year-to-date period increases resulted from the cost increases highlighted above.

Gain on Recovery of Insurance Proceeds

In September 2022, one of our restaurants incurred damage resulting from a fire. In 2022, we disposed of less than $0.1 million of assets related to the fire. The restaurant was reopened for business on October 27, 2022. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We recognized gains of $0.2 million related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs is included in the accompanying condensed consolidated statements of income, for the thirty-nine weeks ended September 27, 2023, as a reduction of company restaurant expenses. We received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.

General and Administrative Expenses

For the quarter ended September 27, 2023, general and administrative expenses decreased $0.7 million, or 7.2%, from the comparable period in the prior year. The decrease for the quarter was primarily due to a $0.9 million decrease in labor related costs, primarily related to a decrease in estimated management bonus expense and a $0.1 million decrease in stock compensation expense partially offset by a $0.3 million increase in other legal related costs pertaining to an adoption of a Shareholder Rights Agreement (see Note 12, “Shareholder Rights Agreement” for further details on the Shareholder Rights Agreement).

Year-to-date, general and administrative expenses increased $2.0 million, or 6.7%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to a $0.5 million increase in labor related costs, primarily related to an increase in estimated management bonus expense, a $1.1 million increase in restructuring costs related to certain positions in the organization, a $0.3 million increase in special costs related to the share distribution on March 28, 2023 and a $0.3 million increase in other legal related costs pertaining to the adoption of the Shareholder Rights Agreement (see Note 9, “Related Party Transactions” and Note 12, “Shareholder Rights Agreement” for further details on the share distribution and the Shareholder Rights Agreement, respectively). The increase in general and administrative expenses for the year was partially offset by a $0.2 million decrease in professional fees.

For the quarter ended September 27, 2023, general and administrative expenses as a percentage of total revenue were 7.6%, down from 8.2% in the comparable period of the prior year. The percentage decrease for the quarterly period is primarily due to the cost decreases noted above. Year-to-date, general and administrative expenses as a percentage of total revenue were 8.8%, up from 8.3% in the comparable period of the prior year. The percentage increase for the year-to-date period is primarily due to the cost increases discussed above.

Gain on Disposition of Restaurants

During the thirteen and thirty-nine weeks ended September 27, 2023, we completed the sale of 17 and 18 restaurants, respectively, within California, Utah and Texas to existing franchisees. We determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. We initially defer and subsequently recognize the franchise fees over the term of the franchise agreement. During the thirteen and thirty-nine weeks ended September 27, 2023, these sales resulted in cash proceeds of $7.5 million and $7.7 million, respectively, and a net gain on sale of restaurant of $4.9 million and $5.0 million, respectively. Since the date of their sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

Impairment and Closed-Store Reserves

During both the thirteen and thirty-nine weeks ended September 27, 2023, we recorded non-cash impairment charges of $1.0 million, primarily related to the carrying value of the ROU assets of one restaurant in California and the carrying value of the long-lived assets of one restaurant in Nevada. During the thirteen and thirty-nine weeks ended September 28, 2022, we recorded non-cash impairment charges of $0.1 million and $0.4 million, respectively, primarily related to the long-lived assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During both the thirteen and thirty-nine weeks ended September 27, 2023, we recognized $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and thirty-nine weeks ended September 28, 2022, we recognized $0.1 million and $0.2 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter ended September 27, 2023, interest expense, net, increased $1.3 million from the comparable period in the prior year. For the year-to-date period, interest expense, net, increased $2.4 million from the comparable period in the prior year. Both the quarter and year-to-date period increase in interest expense was primarily related to the higher outstanding balances on our 2022 Revolver (as defined below) as well as the higher interest rates in the fiscal 2023 periods versus the comparable periods in the prior year. This increase was partially offset by the unwinding of our interest rate swap and the corresponding payout that was recognized as part of interest income during the thirty-nine weeks ended September 27, 2023.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For both the thirteen and thirty-nine weeks ended September 27, 2023, we recorded income tax receivable agreement expense of $0.1 million and for the thirteen and thirty-nine weeks ended September 28, 2022 we recorded income tax receivable agreement income of less than $0.1 million and $0.3 million, respectively.

Provision for Income Taxes

For the quarter ended September 27, 2023, we recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 24.4%. For the quarter ended September 28, 2022, we recorded an income tax provision of $1.8 million, reflecting an estimated effective tax rate of approximately 26.2%. For the year-to-date period ended

September 27, 2023, we recorded an income tax provision of $7.7 million, reflecting an estimated effective tax rate of approximately 26.5%. For the year-to-date period ended September 28, 2022, we recorded an income tax provision of $5.7 million, reflecting an estimated effective tax rate of approximately 28.7%.

The difference between the 21.0% statutory rate and our effective tax rate of 26.5% for the year-to-date period ended September 27, 2023 is primarily a result of state taxes, a non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Company-operated restaurant revenue	$102,703	$103,174	$304,477	$303,585
Franchise revenue	10,255	9,543	30,046	28,862
Franchise advertising fee revenue	7,441	7,161	21,894	21,590
Total Revenue	120,399	119,878	356,417	354,037
Franchise revenue	(10,255)	(9,543)	(30,046)	(28,862)
Franchise advertising fee revenue	(7,441)	(7,161)	(21,894)	(21,590)
Sales from franchised restaurants	166,052	159,742	488,117	481,351
System-wide sales	$268,755	$262,916	$792,594	$784,936

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 27, 2023 and September 28, 2022, there were 470 and 466 comparable restaurants, 181 and 184 company-operated restaurants and 289 and 282 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Restaurant contribution:
Income from operations	$13,692	$6,864	$32,331	$20,613
Add (less):
General and administrative expenses	9,144	9,855	31,451	29,488
Franchise expenses	9,583	9,027	28,107	27,315
Depreciation and amortization	3,946	3,530	11,277	10,745
Loss (gain) on disposal of assets	16	21	(34)	129
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(242)	—
Franchise revenue	(10,255)	(9,543)	(30,046)	(28,862)
Franchise advertising fee revenue	(7,441)	(7,161)	(21,894)	(21,590)
Impairment and closed-store reserves	1,008	219	1,123	598
Gain on disposition of restaurants	(4,923)	—	(5,034)	—
Restaurant contribution	$14,770	$12,812	$47,039	$38,436

Company-operated restaurant revenue:
Total revenue	$120,399	$119,878	$356,417	$354,037
Less:
Franchise revenue	(10,255)	(9,543)	(30,046)	(28,862)
Franchise advertising fee revenue	(7,441)	(7,161)	(21,894)	(21,590)
Company-operated restaurant revenue	$102,703	$103,174	$304,477	$303,585

Restaurant contribution margin (%)	14.4%	12.4%	15.4%	12.7%

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

EBITDA and Adjusted EBITDA

EBITDA represents net income before interest expense, provision for income taxes, depreciation, and amortization. Adjusted EBITDA represents net income before interest expense, provision for income taxes, depreciation, amortization, and other items that we do not consider representative of normal operating expenses or our on-going operating performance, as identified in the reconciliation table below.

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 27, 2023	September 28, 2022	September 27, 2023	September 28, 2022
Net income	$9,229	$5,009	$21,203	$14,265
Non-GAAP adjustments:
Provision for income taxes	2,975	1,776	7,661	5,736
Interest expense, net of interest income	1,382	108	3,362	957
Depreciation and amortization	3,946	3,530	11,277	10,745
EBITDA	$17,532	$10,423	$43,503	$31,703
Stock-based compensation expense (a)	926	1,009	2,514	2,806
Loss (gain) on disposal of assets (b)	16	21	(34)	129
Impairment and closed-store reserves (c)	1,008	219	1,123	598
Gain on disposition of restaurants (d)	(4,923)	—	(5,034)	—
Income tax receivable agreement expense (income) (e)	106	(29)	105	(345)
Securities class action legal expense (f)	—	(10)	2	443
Special dividend (g)	—	—	129	—
Legal settlements (h)	—	(541)	—	(541)
Special legal expenses (i)	—	350	299	350
Shareholder advisory fees (j)	293	—	293	—
Gain on recovery of insurance proceeds (k)	—	—	(394)	—
Severance (l)	—	—	1,055	—
Pre-opening costs (m)	39	131	227	280
Adjusted EBITDA	$14,997	$11,573	$43,788	$35,423
(a)	Includes non-cash, stock-based compensation.
(b)	Loss (gain) on disposal of assets includes the loss (gain) on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of long-lived and ROU assets and closing restaurants. During both the thirteen and thirty-nine weeks ended September 27, 2023, we recorded non-cash impairment charges of $1.0 million, primarily related to the carrying value of the ROU assets of one restaurant in California and the carrying value of the long-lived assets of one restaurant in Nevada. During the thirteen and thirty-nine weeks ended September 28, 2022, we recorded non-cash impairment charges of $0.1 million and $0.4 million, respectively, primarily related to the long-lived assets of one restaurant in California.

During both the thirteen and thirty-nine weeks ended September 27, 2023, we recognized $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations. During the thirteen and thirty-nine weeks ended September 28, 2022, we recognized $0.1 million and $0.2 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	During the thirteen and thirty-nine weeks ended September 27, 2023, we completed the sale of 17 and 18 restaurants, respectively, within California, Utah and Texas to existing franchisees. During the thirteen and thirty-nine weeks ended September 27, 2023, these sales resulted in cash proceeds of $7.5 million and $7.7 million, respectively, and a net gain on sale of restaurant of $4.9 million and $5.0 million, respectively.
(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 27, 2023 and September 28, 2022, income tax receivable agreement expense (income) consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(f)	Consists of costs and recoveries related to the defense of securities lawsuits.
(g)	Consists of costs related to a special dividend declaration. On October 11, 2022, the Board of Directors declared a special dividend of $1.50 per share on the common stock of the Company. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022.
(h)	Includes $0.5 million received from legal settlements, net of legal expenses.
(i)	Consists of legal costs related to the share distribution that occurred on March 28, 2023. Refer to Note 9, “Related Party Transactions” for further details on the share distribution.

(j)	Consists of advisory fees pertaining to a Shareholder Rights Agreement adopted in connection with a shareholder’s accumulation of a significant amount of shares of our common stock. Refer to Note 12, “Shareholder Rights Agreement” for further details on the Shareholder Rights Agreement.
(k)	In September 2022, one of our restaurants incurred damage resulting from a fire. In 2022, we disposed of less than $0.1 million of assets related to the fire. The restaurant was reopened for business on October 27, 2022. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs is included in the accompanying condensed consolidated statements of income, for fiscal 2023, as a reduction of company restaurant expenses. We received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.
(l)	On April 13, 2023 the Company made the decision to eliminate and restructure certain positions in the organization, which resulted in one-time costs of approximately $1.1 million.
(m)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 27, 2023	September 28, 2022
Net cash (used in) provided by
Operating activities	$32,509	$21,907
Investing activities	(7,412)	(13,022)
Financing activities	(31,775)	(19,656)
Net decrease in cash	$(6,678)	$(10,771)

Operating Activities

For the thirty-nine weeks ended September 27, 2023, net cash from operating activities increased by approximately $10.6 million from the comparable period of the prior year. This change was due to favorable working capital fluctuations and higher profitability compared to the same period in the prior year.

Investing Activities

For the thirty-nine weeks ended September 27, 2023, net cash used in investing activities decreased by $5.6 million from the comparable period of the prior year. This change was due to an increase in purchase of property and equipment mostly related to restaurant remodeling during the thirty-nine weeks ended September 27, 2023 when compared to the prior quarter. The overall decrease in use of investing activities was partially offset by the cash proceeds of $7.7 million received during the thirty-nine weeks ended September 27, 2023 related to the sale of nine company-operated restaurants within Texas to an existing franchisee, eight company-operated restaurants within California to existing franchisees and one company-operated restaurant in Utah to another existing franchisee.

Financing Activities

For the thirty-nine weeks ended September 27, 2023, net cash used in financing activities increased by $12.1 million from the comparable period of the prior year. The increase was due primarily to repurchases of common stock of $46.6 million during the thirty-nine weeks ended September 27, 2023. This increase was partially offset by $14.0 million in net borrowings on the 2022 Revolver during the thirty-nine weeks ended September 27, 2023 compared to the net pay downs of $20.0 million on the 2022 Revolver during the thirty-nine weeks ended September 28, 2022. This change was further impacted by a $1.2 million cash inflow related to option exercises during the thirty-nine weeks ended September 27, 2023 compared to a $1.6 million cash inflow related to option exercises during thirty-nine weeks ended September 28, 2022.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range was 6.74% to 6.93% and 5.69% to 8.50% for the thirteen and thirty-nine weeks ended September 27, 2023 under the 2022 Revolver, respectively, and 2.87% to 6.00% and 1.35% to 6.00%

for the thirteen and thirty-nine weeks ended September 28, 2022, respectively, under the 2022 Revolver and 2018 Revolver.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of September 27, 2023.

At September 27, 2023, we had $80.0 million in outstanding borrowings under the 2022 Revolver and $9.8 million of letters of credit that further reduce the amount available under the line of credit to $60.2 million in borrowing availability.

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

Material Cash Requirements

Our material cash requirements as of September 27, 2023 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 28, 2022. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) income tax receivable agreement payments, (iv) purchasing commitments for chicken, (v) restaurant finance lease payments, and (vi) capital expenditures.

Share Repurchase Program

On October 11, 2022, our Board of Directors approved the 2022 Stock Repurchase Agreement under which we were authorized to repurchase up to $20.0 million of shares of our common stock through March 28, 2024.

Under the 2022 Stock Repurchase Plan, we were permitted to repurchase our common stock from time to time, in amounts and at prices that we deemed appropriate, subject to market conditions and other considerations. Pursuant to the 2022 Stock Repurchase Plan, we were authorized to repurchase shares of our common stock using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. As of September 27, 2023, the program was completed.

Repurchase Agreement

On August 7, 2023, we entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”), pursuant to which we agreed to purchase an aggregate of 2,500,000 shares of our common stock from the Sellers at a price of $10.63 per share for a total purchase price of $26.6 million. The repurchase was completed in August 2023.

Prior to the repurchase, Freeman Spogli & Co. (“Freeman Spogli”), collectively with the Sellers and certain other funds managed by Freeman Spogli, was our largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, is a general partner of Freeman Spogli and its chief executive officer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of September 27, 2023, we had outstanding borrowings of $80.0 million under our 2022 Revolver, $9.8 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.8 million on an annualized basis.

During the thirteen and thirty-nine weeks ended September 27, 2023, we borrowed $23.0 million and $25.0 million, respectively, and paid down $3.0 million and $11.0 million, respectively, on our 2022 Revolver and the outstanding balance as of September 27, 2023 was $80.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 27, 2023.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 27, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 28, 2022 filed with the SEC on March 10, 2023, except for the revision of the first and second risk factors and the addition of the third risk factor that immediately follow.

Matters relating to employment and labor law may adversely affect our business.

Various federal, state and local labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws mandating increases in minimum wages or benefits such as health insurance could materially affect our business, financial condition, operating results, and cash flow. In particular, our labor and regulatory compliance costs are expected to be adversely impacted as a result of AB 1228, signed into law by Governor Newsom on September 28, 2023, which will repeal and replace the Fast Food Accountability and Standards Recovery Act (FAST Act) on January 1, 2024 if a referendum seeking repeal of the FAST Act is withdrawn prior to that date. The FAST Act was previously signed into law in September 2022 and would have, among other things, established a council to set minimum wage standards for industry workers in California. In connection with the adoption of AB 1228, the proponents of the referendum seeking repeal of the FAST Act indicated their agreement to withdraw the referendum. If AB 1228 becomes effective January 1, 2024, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide will rise to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council will also have the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we expect our labor and regulatory compliance costs will increase beginning in fiscal 2024 and that our results of operations and profitability will be adversely affected if we are not able to implement other measures to counter these increased costs. Further, this law could prompt similar legislation in other states. In addition, the unionization of our employees and of the employees of our franchisees could materially affect our business, financial condition, operating results, and cash flow.

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

Delaware law, our organizational documents, our shareholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover, depriving our investors of the opportunity to receive a premium for their shares.

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

In addition, in certain circumstances, the shareholder rights plan adopted by our Board of Directors in August 2023 would cause dilution to a person or group that acquires a large block of our common stock and thereby make it more difficult for such person or group to acquire the Company. See “Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price” for additional information regarding our shareholder rights plan.

Furthermore, our secured revolving credit facility imposes, and we anticipate that documents governing our future indebtedness may impose, limitations on our ability to enter into change of control transactions. Under our secured revolving credit facility, the occurrence of a change of control transaction can constitute an event of default permitting acceleration of the debt, thereby impeding our ability to enter into change of control transactions.

The foregoing factors could impede a merger, takeover, or other business combination, or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock.

These provisions, either alone or in combination with each other, give our current directors and executive officers a substantial ability to influence the outcome of a proposed acquisition of the Company. These provisions would apply even if an acquisition or other significant corporate transaction was considered beneficial by some of our shareholders.  If a change in control or change in management is delayed or prevented by these provisions, the market price of our securities could decline.

Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

We may be subject to shareholder activism in the future, which could result in substantial costs and divert management’s and our Board’s attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third party advisors. We may be subjected to a proxy contest or to litigation by activist investors. Our stock price has been and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

In addition, in August 2023, our Board of Directors adopted a shareholder rights plan and declared a dividend of one preferred share purchase right (a “Right”) for each share of our common stock outstanding on August 18, 2023 to the stockholders of record on that date. In the event that a person or group of affiliated or associated persons has acquired beneficial ownership of 12.5% or more of our outstanding common stock, subject to certain exceptions, each Right would entitle its holder (other than such person or members of such group) to purchase additional shares of our common stock at a substantial discount to the public market price. In addition, at any time after a person or group of affiliated or associated persons has acquired beneficial ownership of 12.5% or more of our outstanding common stock (and prior to the acquisition by any person or group of a majority of the outstanding shares of our common stock), the Board of Directors may exchange one share of our common stock for each outstanding Right (other than Rights owned by such person or group, which would have become void). The shareholder rights plan would cause dilution to a person or group that acquires a large block of our common stock on terms that are not approved by our Board of Directors and thereby make it more difficult for such person or group to acquire the Company.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

On October 11, 2022, the Company’s Board of Directors approved a share repurchase program (the “2022 Stock Repurchase Plan”) under which the Company was authorized to repurchase up to $20.0 million of shares of our common stock through March 28, 2024. The 2022 Stock Repurchase Plan commenced on January 9, 2023, and was completed on July 12, 2023.

Under the 2022 Stock Repurchase Plan, the Company was permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. Pursuant to the 2022 Stock Repurchase Plan, the Company was authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions.

On August 7, 2023, the Company entered into a Stock Repurchase Agreement (the “Repurchase Agreement”) with FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”), pursuant to which the Company agreed to purchase an aggregate of 2,500,000 shares of the Company’s common stock from the Sellers at a price of $10.63 per share, representing the closing price of such shares as listed on Nasdaq on August 7, 2023, for a total purchase price of $26.6 million. The repurchase was completed in August 2023.

Prior to the repurchase, Freeman Spogli & Co. (“Freeman Spogli”), collectively with the Sellers and certain other funds managed by Freeman Spogli, were the Company’s largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, is a general partner of Freeman Spogli and its chief executive officer.

The following table summarizes the Company’s purchases of common stock, including under the 2022 Stock Repurchase Plan and the Repurchase Agreement, in the quarterly period ended September 27, 2023 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
June 29, 2023 to July 26, 2023	206,214		$9.14	206,214	$-
July 27, 2023 to August 23, 2023	2,504,639		$10.63	—	$-
August 23, 2023 to September 27, 2023	—		$-	—	$-
Total	2,710,853	(1)		206,214

(1)	Consists of 206,214 shares purchased by the Company pursuant to the 2022 Stock Repurchase Plan (which was completed on July 12, 2023), 2,500,000 shares purchased by the Company in August 2023 pursuant to the Repurchase Agreement, and 4,639 shares acquired by the Company to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556

3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.2	9/5/2014	001-36556

4.1	Rights Agreement, dated as of August 8, 2023, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/9/2023	001-36556

10.1	Stock Repurchase Agreement, dated August 7, 2023, between El Pollo Loco Holdings, Inc., FS Equity Partners V, L.P. and FS Affiliates V, L.P.		8-K	N/A	99.1	8/8/2023	001-36556

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: November 3, 2023	/s/ Laurance Roberts
Laurance Roberts
President and Chief Executive Officer
(duly authorized officer)
Date: November 3, 2023	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial officer)