Form 10-K
period 2023-12-27
El Pollo Loco Holdings, Inc.
filed 2024-03-08
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2023

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

As of June 28, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $168.0 million.

As of March 1, 2024, there were 31,282,820 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2023 fiscal year.

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

ITEM 1.BUSINESS

Our Company

El Pollo Loco is Spanish for “The Crazy Chicken.” We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 495 restaurants, comprised of 172 company-operated and 323 franchised restaurants as of December 27, 2023. Our restaurants are located in California, Arizona, Nevada, Texas, Utah, Colorado and Louisiana. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.

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

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants. Financial information about our operations, including our revenues and expenses for fiscal 2023, 2022 and 2021, and our total assets as of the end of fiscal 2023 and 2022, is included in our “Audited Consolidated Financial Statements” and accompanying “Notes to Consolidated Financial Statements” in this Annual Report. See “Item 8. Financial Statements and Supplementary Data.”

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law, which repealed and replaced the Fast Food Accountability and Standards Recovery Act (“FAST Act”) on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide will rise to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council will also have the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we expect our labor and regulatory compliance costs will increase beginning in fiscal 2024 and that our results of operations and profitability will be adversely affected if we are not able to implement other measures to counter these increased costs.

We have experienced inflationary pressures affecting our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue into fiscal year 2024 and we may not be able to offset cost increases in the future.

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

Our bone-in chicken meals and Mexican-inspired entrees accounted for 43% and 50% of our company-operated restaurant sales in 2023, respectively, 44% and 50%, respectively, in 2022, and 46% and 48%, respectively, in 2021. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, thereby enabling us to generate sales split almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a “better for you” and more convenient alternative for families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In 2023 approximately 26% of our company-operated sales were generated from family-sized meals, compared to 28% in 2022, and 31% in 2021.

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

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time. We seek to position ourselves as a differentiated LSR business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast-casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and high returns on invested capital. In 2023, our company-operated restaurants generated average annual sales per restaurant of approximately $2.2 million and restaurant-level contribution margins of 15.5%.

Experienced Leadership. Most of our senior management team has extensive operating experience in the restaurant industry. Members of the senior leadership team include Maria Hollandsworth as our interim President and Chief Executive Officer and Chief Operating Officer, Ira Fils as our Chief Financial Officer, Anne Jollay as our Chief Legal and People Officer, Brian Carmichall as our Chief Development Officer and Jill Adams as our Chief Marketing Officer.

Our Growth Strategy

We believe that we are well-positioned for sales growth because of our strong appeal to our core Hispanic family market, appeal to the broader general market, disciplined business model, and strong unit economics. Through 2019, our system experienced annual comparable restaurant sales growth for eight consecutive years. In 2023, 2022 and 2021, our comparable restaurant sales grew 0.3%, 5.9% and 12.1%, respectively. We plan to continue to expand our business, drive restaurant sales growth and increase company profits by executing our Strategic Plan, which consists of the following five key strategies:

Attract, Hire, and Retain Top Talent

We believe that success in the restaurant industry is highly correlated with employee engagement, which is dependent upon hiring, retaining, developing and motivating employees. We invest in competitive pay and leadership training to ensure that our managers have the tools they need to be effective leaders and motivating coaches. We continue to build a culture that embodies “Heart-Centered Leadership,” which is predicated on servant-led leadership, employee recognition and community involvement. We believe that executing on our “Heart-Centered Leadership” model will result in a better and more meaningful work experience for our employees.

We believe that the key to building sustainable, consistent restaurant operations is through the development of a strong restaurant leader bench, including area managers, general managers, assistant managers and shift leaders. To that end, we have put a renewed focus on leadership development, not only to benefit our current restaurant base, but also to ensure we have the leaders necessary for the continued growth of the El Pollo Loco brand.

An important part of our culture and how our “Heart-Centered Leadership” manifests into the broader community is shown through our local support. In 2004, we created El Pollo Loco Charities, a non-profit charity, to support the communities surrounding our restaurants. El Pollo Loco Charities, together with the Company, have provided over 15,000 meals per year to underprivileged families, through organizations like Food on Foot, Habitat for Humanity, Children’s Institute, and Court Appointed Special Advocates. We will continue to look for ways to expand upon the impact that El Pollo Loco Charities can have in the communities in which we serve.

EPL Hospitality

Serving our customers and delivering on exceptional hospitality begins with having an operations and training model that allows for consistent delivery of our products and services. We believe that simplifying our restaurant operations will further enhance our ability to attract and retain the best employees and further improve customer service. In 2023, we continued to implement initiatives to make it easier for our employees to operate our restaurants. These included eliminating low-volume menu items with unique ingredients or complex builds, like our Keto Burrito, as well as purchasing pre-chopped serrano peppers and fresh cilantro to reduce prep and ensure consistency and using a new equipment to simplify salsa production. Initiatives currently in test include a chicken holding cabinet, which improves overall quality and chicken availability during off-peak hours. These and other initiatives are intended to enable our restaurant employees to increase their focus on delivering exceptional hospitality and speed of service to our customers. We believe that this continued focus will lead to higher sales over the longer term.

Be Known For Our Famous Fire-Grilled Chicken

Our chicken is our differentiator. We marinate, grill, chop, and shred chicken every day in our restaurants to deliver delicious chicken meals, Mexican-inspired entrees, and family meals to our customers. Our grilled chicken is versatile and is offered in bone-in and boneless options, giving our customers choice and variety. Our chicken will continue to be the focus of our advertising campaigns and consumer messaging, and we believe that we are positioned uniquely to be the alternative to fried chicken in the marketplace.

We believe that we are uniquely positioned within the LSR restaurant space. We will continue to adapt our menu to create family-sized dinner options and lunch entrees that complement our signature fire-grilled chicken and are inspired by the culinary and cultural traditions of Mexico and our hometown of Los Angeles. We believe that we have opportunities for menu innovation around different forms of chicken and portability as we look to increase customer frequency and earn share from the competition. In addition, we will continue to tap into the need for healthier offerings by building on the success of our fire-grilled chicken and “better for you” products. Our marketing and operations teams collaborate to ensure that the items developed in our test kitchen can be executed to our high standards in our restaurants with the convenience and value that our customers have come to expect.

We engage customers through our seasonal product calendar, which features existing product platforms, like our Double Chicken Tostadas and Stuffed Quesadillas, and limited-time offers like our Chopped Chicken Salads. Our key points of differentiation are communicated through our advertising campaign, which highlights the brand’s authenticity, “better for you” menu options and dedication to high-quality ingredients. We tailor our message from television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program and social media platform where we engage in more personalized marketing.

Digital-Centric In Service of Improving The Customer Experience

We believe that investing in consumer-facing technology is critical to further differentiating our brand and reaching customers for whom convenience and value are key decision factors. Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more each month. As of December 27, 2023, there were 3.7 million members in the Loco Rewards loyalty program, whom we target with segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend.

We also offer digital ordering through our mobile app, mobile web, and desktop web to provide convenient, easy ordering options for our customers. In addition to offering digital ordering through our website and mobile app, we participate in 3rd party delivery marketplaces. We currently have partnerships with DoorDash, Postmates, Uber Eats, and Grub Hub. As of December 27, 2023, DoorDash maintained exclusivity for delivery orders placed directly with our restaurants. For orders placed directly from the restaurant, no fee is charged to the restaurant as the full delivery cost is borne by the customer.

In total, during fiscal 2023, all digital and delivery orders including mobile and web orders constituted 12.0% of our total sales mix. As of December 27, 2023, all company-operated and franchise restaurants offered integrated delivery through a third-party service.

We plan to continue investing in our loyalty and delivery programs as well as other technology platforms to continue making it easier for customers to access our food.

Expand As An Asset Light Company

We believe that execution of our first four strategies will enable us to grow our restaurant base. Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. During fiscal 2023, we opened five new stores, of which three were franchised and two were company-owned. One of these locations was our second in the greater Denver-area, a new market for El Pollo Loco.  This location is performing well and provides another data point that our brand is poised to grow beyond core markets.

In addition to unit growth, we believe that remodels and refreshes to our existing fleet will keep El Pollo Loco relevant to our customers and keep them coming back. In 2023, we completed 15 company-operated restaurant remodels, and our franchisees completed 33 remodels. In 2024, we plan to continue our standard practices for remodels, including 15-20 company-operated and 40-50 franchised restaurants.

We expect future new unit development to be led by franchisees, through both in-fill in existing markets and expansion into adjacent and contiguous new markets. In order to expand into new markets, we believe that we need to source new franchisees and, therefore, we expect to invest more resources in sourcing and onboarding them in the future, including franchise recruitment, franchise operations, and field marketing,

Site Selection and Expansion

Restaurant Development

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In 2023, two new company-operated restaurants were opened in Nevada and three new franchised restaurants were opened, one in California, one in Colorado, and one in Utah. In fiscal 2024, we intend to open two new company-operated restaurants in California and five to seven new franchised restaurants.

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has extensive experience building such brands as Burger King, Carl’s Jr., Jimmy John’s, QDOBA, Baskin Robbins, Denny’s and Dunkin’ Brands. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.

Based on our experience and results, we are currently focused on developing freestanding sites with drive-thrus along with select in-line locations. Our restaurants perform well in a variety of neighborhoods, which gives us greater flexibility and lowers operating risk when selecting new restaurant locations.

We approve new restaurants only after formal review by our real estate site approval committee, which includes some of our senior management, and we monitor restaurants’ on-going performances to inform future site selection decisions.

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

We have food safety and quality assurance programs designed to maintain the highest standards for the food and the food preparation procedures that are used by both company-operated and franchised restaurants. We have a quality assurance team and employ third-party auditors that perform our workplace and food safety restaurant audits.

Managers and Team Members

Each of our restaurants typically has a general manager and two to three shift leaders and some restaurants have an assistant manager. There are between 15 and 35 team members per restaurant who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for 7 to 9 restaurants. Overseeing the area leaders are three Regional Directors of Operations who report up to our Chief Operating Officer. Franchise operations are supported by four directors of franchise and a Vice President, Franchise Operations, who reports to the Chief Operating Officer.

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

Franchise Program

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 27, 2023, we had a total of 323 franchised restaurants. Franchisees range in size from single-restaurant operators to our largest franchisee, which owned 70 restaurants as of December 27, 2023. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 27, 2023, approximately 86% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.

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

Marketing and Advertising

We strive to distinguish the El Pollo Loco brand by building brand equity that we believe not only accentuates our strengths but also deepens the strong emotional connections we have with our customers. We promote our restaurants and products by emphasizing our points of differentiation, which include our Mexican heritage, our fresh ingredients and made-from-scratch preparation, and the cooking of our citrus-marinated chicken on open fire grills in our kitchens, as well as the convenience and quality we offer for families.

We use multiple marketing channels, including television, radio and digital. We advertise on local broadcast and cable television. We use both traditional and digital media channels to have targeted advertising to reach our audience segments.

Through our public relations efforts, we engage notable food editors, influencers and bloggers on a range of topics to help promote our products. In addition, we engage in one-on-one conversations using a portfolio of social media platforms, including Facebook, TikTok, Instagram, Threads, and X (formerly Twitter). We also use social media as a research and customer service tool, and apply insights gained to future marketing efforts.

Our Loco Rewards loyalty program uses points, rewards, and offers to build engagement with our customers. Customers access the program on elpolloloco.com and the El Pollo Loco iOS Apple and Android app. We build segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend. To keep customers engaged with the program, unannounced offers, called “Surprise and Delights” are awarded based on that customer’s transaction history. We communicate offers, loyalty updates and other Loco Rewards campaigns to customers via in-app messaging, mobile phone push notifications and email.

Our online ordering program makes it easy for customers to skip the line and order ahead. Available at every location and accessible from elpolloloco.com or the El Pollo Loco mobile app, any order can be placed and paid for before arriving at the restaurant. El Pollo Loco has partnered with Postmates, DoorDash, UberEats and Grubhub as additional methods for ordering. El Pollo Loco also operates direct delivery via elpolloloco.com or the Loco Rewards App, which is exclusively fulfilled by DoorDash.

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third-party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contract with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants two to three times per week. Our restaurants in Texas, Louisiana and Colorado utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 36% of our total food and paper costs for 2023. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from one to two years depending on current and expected market conditions. We currently source poultry from six suppliers, with three accounting for approximately 70% of our purchases for fiscal 2024. More than half of our poultry purchases have a fixed price through the end of 2024.

Intellectual Property

We have registered El Pollo Loco ® , Pollo Bowl ® , The Crazy Chicken ® , and certain other names used by our restaurants as trademarks or service marks with the U.S. Patent and Trademark Office, and El Pollo Loco ® in approximately 45 foreign countries and the European Union. In addition, the El Pollo Loco logo, website name and address, Facebook, Twitter, Instagram and YouTube accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so, and to oppose vigorously any infringement or dilution of the service marks or trademarks in those countries. We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or as confidential proprietary information.

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

Regulation and Compliance

We and our franchisees are subject to various federal, state and local laws and regulations that govern our business operations, including those governing:

●	employment and wage and hour practices, including, but not limited to, minimum wage rates, overtime, meal and rest periods, prevention of discrimination, harassment, and retaliation, employment of minors, paid and family leave, unemployment tax rates, workers’ compensation rates, suitable seating, and citizen requirements, and other working conditions;

●	privacy and data security, including the collection, maintenance and use of information regarding employees and guests;
●	compliance with the Americans with Disabilities Act and similar laws affording various protections and accommodations to employees and guests with disabilities;
●	environmental practices, including the discharge, storage, handling, release and disposal of hazardous or toxic substances; regulation of discharges into the air, water and soils, storage and disposal of liquid and solid waste, and clean-up of contaminated soil and groundwater, and regulations restricting the use of straws, utensils and the certain packaging materials;
●	compliance with Federal Trade Commission and laws that govern the franchisor-franchisee relationship, including the offer and sale of franchises and certain disclosures to franchisees;
●	the preparation, sale and labeling of food, including regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspections and mandatory food recalls, menu labeling and nutritional content;
●	working hours and working conditions, health, sanitation, safety and fire standards, building and zoning requirements, public accommodations and safety conditions, environmental matters, and data privacy;
●	building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use; and
●	health and sanitation and public safety.

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

Human Capital

As of December 27, 2023, we had approximately 4,362 employees, of whom approximately 4,213 were hourly restaurant employees comprised of 3,371 crewmembers, 183 general managers/acting general managers, 98 assistant managers, 541 shift leaders, and 20 employees in limited-time roles as acting managers or as managers in training. The remaining 149 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

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

The health and well-being of our employees and guests have always been and continues to be our top priority. We have maintained enhanced safety measures to help protect the health and well-being of all of our employees.

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

One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. We opened two new company-operated restaurants in fiscal 2023 and plan to open two in fiscal 2024. Our franchisees opened three new restaurants in fiscal 2023 and plan to open five to seven in fiscal 2024.

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

As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience, including through company-operated restaurant growth and franchise development agreements. For example, in May 2023, we announced the signing of three new development agreements covering territories in Northern Colorado, where we currently have two restaurants, and New Mexico and El Paso, Texas, where we currently do not have any restaurants. The challenges of entering new markets include (i) difficulties in hiring and training experienced personnel, (ii) unfamiliarity with local real estate markets and demographics, (iii) consumer unfamiliarity with our brand, and (iv) competitive and economic conditions, consumer tastes, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system requires the implementation, expense, and successful management of enhanced business support systems, management information systems, and financial controls, as well as additional staffing, franchise support, and capital expenditures and working capital.

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

The food service industry, and particularly its QSR and fast casual segments, is intensely competitive. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, restaurant location, and type and quality of food, and our market position is based on balancing price and quality. These competitive factors are particularly applicable in markets in which we have expanded relatively rapidly or are recently expanding, such as Texas and Colorado. In addition, the greater Los Angeles area, the primary market in which we compete, consists of what we believe to be the most competitive Mexican-inspired QSR and fast casual market in the United States. We expect competition in this market and in each of our other markets to continue to be intense, because consumer trends are favoring LSRs that offer healthier menu items made with better-quality products, and many LSRs are responding to these trends. Moreover, we may also compete with companies outside the QSR and fast casual segment of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at consumers who want higher-quality food, as well as from convenience stores, cafeterias and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants. If our company-operated and franchised restaurants cannot compete successfully, especially with other QSR and fast casual restaurants, in new and existing markets, we could lose customers and our revenue could decline, which may materially and adversely affect our business, financial condition, and results of operations.

We are vulnerable to changes in political and economic conditions and consumer preferences.

The restaurant industry is dependent upon consumer discretionary spending, which may be affected by general global economic conditions or other business conditions that may affect the desire or ability of our customers to purchase our products, including recessions or inflationary pressures, which have caused, and may continue to cause, increased labor, commodity and other restaurant operating costs. In addition, we may be affected by higher consumer debt and interest rates, adverse conditions in the mortgage housing markets, high unemployment levels, increases in gas prices, declines in median income growth, lower consumer confidence, lower consumer discretionary spending and uncertainties due to geopolitical turmoil and potential national or international security concerns. If the economy experiences a significant decline, our business, results of operations, our ability to access the capital markets and our ability to comply with the terms of our secured revolving credit facility could be materially and adversely affected, and we and our franchisees might decelerate the number and timing of new restaurant openings and/or the number of planned restaurant remodels. An actual or feared outbreak of disease, epidemic or pandemic, changes to regional or local economic conditions affecting consumer spending, or increased food or energy costs could also reduce consumer transactions or impose practical limits on pricing that could harm our business, financial condition, results of operations, and cash flow. In addition, political developments regarding U.S. relations with Mexico may harm our business. For example, increases in tariffs, restrictions on trade, or deterioration in American political or economic relations with Mexico could harm our brand and profitability. Changes in trade, labor, or immigration policy could raise our input prices, or reduce the supply of immigrants, who are in many cases our customers or employees, diminishing our sales and increasing our labor costs. In addition, factors that decrease consumer spending or increase security costs, such as social unrest, terrorist attacks or military action, may adversely affect our business.

Additionally, changes in consumer health perceptions or trends in eating habits may also adversely affect our business if we are unable to effectively adapt our menu offerings. Our success is dependent upon continued customer acceptance of our Mexican-inspired food and customer health perceptions regarding our products. A decrease in American consumers’ interest in Mexican-inspired food or chicken-based food, or changes in customer health perceptions of our food, could harm our brand and profitability. We cannot make any assurances regarding our ability to effectively respond to changes in consumer preferences or our ability to develop new products that appeal to consumer preferences.

If we are unable to attract, develop, assimilate, and retain employees, we may not be able to grow or successfully operate our business.

Our success depends in part upon our ability to attract, train, assimilate, and retain a sufficient number of employees, including crewmembers, managers and shift leaders, who understand and appreciate our culture, are able to represent our brand effectively and establish credibility with our customers. If we are unable to hire and retain restaurant employees capable of consistently providing a high level of customer service, understanding of our customers, and knowledge of our offerings, our ability to open new restaurants may be impaired, the performance of our existing and new restaurants could be adversely affected, and our brand image may be negatively impacted. Our growth strategy will require us to attract, train, and assimilate even more restaurant employees. Our ability to do so may be adversely affected by labor shortages.

Our business could be negatively affected by regional geographic concentrations.

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.3% of our revenue in fiscal 2023 and approximately 71.2% in fiscal 2022. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business.

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

Our inability or failure to execute our business continuity and response plan following a major disaster such as a natural disaster, terrorism, social unrest or a cybersecurity incident affecting our corporate facilities could materially adversely affect our business.

Our corporate systems and support for our restaurant operations are handled primarily at our corporate headquarters. We have business continuity and response plans in place to address major disasters, including natural disasters such as earthquakes, hurricanes, flooding and wildfires, as well as man-made disasters such as terrorism, social unrest and cybersecurity incidents. However, if we are unable or fail to fully implement such plans, we may be unable to carry out essential corporate functions or we may be delayed in our recovery of data or required reporting and compliance, which could have a material adverse effect on our business or expose us to legal liabilities. In addition, threats from major disasters are constantly evolving, which may make it difficult for us to predict, plan for and protect against such threats, and our business continuity and response plan may not adequately address or protect against all threats we face.

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

In addition, competition for restaurant sites in our target markets can be intense, and development and leasing costs are increasing. Given the numerous factors involved, we may not be able to successfully identify and secure attractive restaurant sites in existing, adjacent or new markets, or we may fail to develop, profitably operate or meet our projections for new restaurants at such sites, which could have a material adverse effect on our business, financial condition and results of operations.

We have incurred, and may continue to incur, significant impairment of certain of our assets, in particular in our new markets.

The recognition of impairment charges may adversely affect our future operations and results. In assessing the recoverability of our property and equipment assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, we may be required to recognize impairment charges in future periods, and such charges could be material. Given the difficulty in projecting results for newer restaurants in newer markets, as well as the impact of the current macroeconomic environment, we monitor the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. Asset impairments to new units or future capital expenditures could present additional exposure. Closures could also require additional expenditures. Furthermore, franchised unit closings could result in the loss of franchise revenue and have other adverse effects on us.

Changes in food, supply costs, especially for chicken, labor, construction and utilities could adversely affect our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in the cost of food, supplies, labor, construction and utilities. In 2023, the costs of certain commodities, labor, and other inputs necessary to operate our restaurants have increased. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions including wildfires and flooding, global demand, food shortages, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, cyber-attacks, transportation issues, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. In 2022 and continuing into 2023, for example, we experienced inflationary pressures due to supply chain disruptions that adversely impacted and may continue to adversely impact our business and results of operations. Environmental and weather-related issues, which have been exacerbated by climate change, such as freezes, drought, wildfires, hurricanes and flooding, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Any increase in the prices of the ingredients most critical to our menu, in particular chicken, as well as corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost. Additionally, as a substantial volume of produce and other items are procured from Mexico, and occasionally other countries including Chile and Peru, any new or increased import duties, tariffs or taxes, or other changes in U.S. trade or tax policy could result in higher food and supply costs that would adversely impact our financial results. Any such changes to our menu prices or available menu could negatively impact our restaurant transactions, business, and comparable restaurant sales during the shortage and thereafter.

Our principal food product is chicken. In fiscal 2023, 2022, and 2021, the cost of chicken included in our product cost was approximately 10.0%, 11.0%, and 9.9%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken are impacted by a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. Additionally, environmental and animal rights regulations or voluntary programs have in the past led to increases, and could lead to future increases in, the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs, or labor, construction and utility costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.

Public health crises, including the COVID-19 pandemic have had, and may in the future have, a significant negative impact on our business, sales, results of operations and financial condition.

Pandemics, epidemics or other public health crises, including COVID-19, have disrupted, and may continue to disrupt, our restaurant operations, including by causing temporary closures of some restaurants, closures of dining rooms, limited capacity restrictions and/or decreased operating hours for some restaurants due to government mandates and/or staffing shortages.

If future public health emergencies, including additional surges of COVID-19, at a significant number of our locations require us to temporarily close those locations for disinfection or result in a large number of our employees becoming ill or quarantined and being unable to work, our business and results of operations could be further adversely affected, which may also impact our financial condition.COVID-19 or other public health crises may also adversely affect our ability to implement our growth plans, including delays in the opening or construction of new restaurants or the remodel of existing restaurants.

If in the event of another public health crisis or if COVID-19 conditions reemerge, our sales and operating costs may be materially adversely affected, which could impact our asset values, including goodwill, derivative instruments and property and equipment assets, as well as our ability to meet certain covenant provisions in our debt arrangements in future periods, and have a material adverse effect on our financial results, future operations and liquidity.

Even after a new public health crisis has subsided, we may continue to experience negative impacts to our financial results due to the public health’s crisis impact on the economy in general, globally, nationally and in the locate markets in which we operate, including the availability of credit generally, adverse impacts on our liquidity, and/or decreases in consumer discretionary spending that depress demand for our products. In addition, the perceived risk of infection or a resurgence or concern of a resurgence of COVID-19 or other diseases may continue to adversely affect traffic to our restaurants and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations. We are also subject to all of the foregoing risks in connection with the outbreak of other diseases, epidemics or pandemics, or similar public threats or fear of such events.

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

We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cybersecurity incidents or other factors, which may adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfil these digital orders. Moreover, the third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted. We have also introduced catering offerings on both a pick-up and delivery basis, and customers may choose our competitors’ catering offerings over ours, be disappointed with their experience with our catering, or experience food safety problems if they do not serve our food in a safe manner, which may negatively impact us. Such delivery and catering offerings also increase the risk of illnesses associated with our food because the food is transported and/or served by third parties in conditions we cannot control.

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

Our and our franchisees’ ability to maintain consistent quality menu items and prices significantly depends upon our ability to acquire fresh food products, including the highest-quality chicken and related items, from reliable sources, in accordance with our specifications and on a timely basis. Shortages or interruptions in the supply of fresh food products, caused by unanticipated demand, problems in production, distribution or otherwise in the supply chain, contamination of food products, an outbreak of poultry disease, inclement weather, or other conditions, could materially and adversely affect the availability, quality, and cost of ingredients, which would adversely affect our business, financial condition, results of operations, and cash flows. We have contracts with a limited number of suppliers for the chicken and other food and supplies for our restaurants. Further, increases in fuel prices could result in increased distribution costs. In addition, one company distributes substantially all of the products that we receive from suppliers to company-operated and franchised restaurants. If that distributor or any supplier fails to perform as anticipated or seeks to terminate agreements with us, or if there is any disruption in any of our supply or distribution relationships for any reason, including our ability to replace any lost distributor or supplier, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. If we or our franchisees temporarily close a restaurant or remove popular items from a restaurant’s menu as a result of such a disruption, that restaurant may experience a significant reduction in revenue if our customers change their dining habits as a result.

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

As of December 27, 2023, approximately 65% of our restaurants were franchised restaurants, therefore, our success relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Franchisees are independent business operators. They are not our employees, and we do not exercise control over the day-to-day operations of their restaurants. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised restaurants may be diminished by any number of factors beyond our control. Consequently, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the images and reputations of other franchisees, may suffer materially, and system-wide sales could decline significantly.

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

If we are unable to achieve our social and environmental sustainability goals, our reputation and results of operations could be adversely affected.

In addition to financial performance, companies increasingly are being judged by their performance on a variety of environmental, social and governance (“ESG”) factors. Investors, governmental agencies and self-regulatory organizations, including the SEC, the NYSE and the Financial Accounting Standards Board (the “FASB”), have increasingly focused on social and environmental sustainability achievements and disclosures, including with respect to climate change, energy use, packaging and waste, human rights, sustainable supply chain practices, animal health and welfare and water use. Achievement of our goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more difficult and costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our ESG goals within currently projected costs and expected timeframes; unforeseen operational and technological difficulties; the success of our collaboration with our suppliers and other third parties; and competitive pressures. Failure to achieve our goals could damage our reputation and relationships with our guests, investors and other stakeholders, which could have an adverse effect on our business, results of operations and stock price.

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

We are also subject to federal and state laws regulating the collection and use of personal information of our employees and customers, including the California Consumer Privacy Act (“CCPA”), which took effect January 1, 2020, and the California Privacy Rights Act (“CPRA”), which was approved in November 2020, and beginning in January 2023 imposed additional data protection obligations on companies doing business in California. In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council, which require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information. Compliance with these standards and regulations may impose significant costs on us. Further, while we have implemented policies and procedures to ensure compliance with the CCPA, the manner in which the California Attorney General may interpret and enforce the CCPA is uncertain. The potential effects of the CCPA and CRPA are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply with these regulations. There is also the potential for increased regulatory enforcement by the state agencies empowered to enforce these laws. Noncompliance with the CCPA, CRPA and other privacy laws could result in injunctions, fines and/or proceedings against us by governmental agencies or others. There could also be uncertainty surrounding compliance with privacy laws in other jurisdictions such as state-specific laws, including those in Colorado, Utah, and others, which may conflict with existing legislation or future laws and regulations.

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

Various federal, state and local labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws mandating increases in minimum wages or benefits such as health insurance could materially affect our business, financial condition, operating results, and cash flow. In particular, our labor and regulatory compliance costs are expected to be adversely impacted as a result of AB 1228, signed into law by Governor Newsom on September 28, 2023, which repealed and replaced the FAST Act on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide will rise to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council will also have the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we expect our labor and regulatory compliance costs will increase beginning in fiscal 2024 and that our results of operations and profitability will be adversely affected if we are not able to implement other measures to counter these increased costs. Further, this law could prompt similar legislation in other states. In addition, the unionization of our employees and of the employees of our franchisees could materially affect our business, financial condition, operating results, and cash flow.

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

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. Labor shortages and increased labor costs are subject to numerous internal and external factors, including higher employee-turnover rates, changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, regulatory changes, prevailing wage rates, including increases in federal, state, or local minimum wages or in other employee benefit costs (including costs associated with health insurance coverage or workers’ compensation insurance), and increased competition we face from other companies for qualified employees. During 2023, we continued to experience a competitive and tight labor market. A sustained labor shortage could lead to increased costs, such as increased overtime incurred to meet the demands of our customers and increased wage rates to attract and retain employees. Any failure to meet our staffing needs or any material increases in employee turnover rates could adversely affect our business and results of operations, including our ability to grow our restaurant base. See also our risk factor titled “Public health crises, including the COVID-19 pandemic have had, and may in the future have, a significant negative impact on our business, sales, results of operations and financial condition” above for labor shortage risks we may face in connection with pandemics, epidemics and other public health emergencies, such as COVID-19.

Federally-mandated, state-mandated, or locally-mandated minimum wages have recently increased in several jurisdictions, including state and county mandates in California, and will be further raised in the future, including as a result of the AB 1228 in California. We may be unable to sufficiently increase our menu prices in order to pass future increased labor costs on to our customers, in which case our margins would be negatively affected. Also, reduced margins of franchisees could make it more difficult to sell franchises. In addition, increases in menu prices by us and our franchisees to cover increased labor costs could have the effect of lowering sales, which would thereby reduce our margins and the royalties that we receive from franchisees.

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

Further, certain government authorities have adopted or may adopt laws and regulations regarding trans-fats, sodium, sodas or other ingredients or products used or sold by our restaurants. While only a small number of our ingredients contain trans-fats in trace amounts, these regulations may require us to limit or remove ingredients from our products, which could affect product tastes, customer satisfaction levels, and sales volumes. Transitioning to higher-cost ingredients may also hinder our ability to operate in certain markets and proposed tax increases on certain products, such as sodas, may affect sales volumes of those products. In addition, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers. Furthermore, the Affordable Care Act requires chain restaurants to publish calorie information on their menus and menu boards. These and other requirements may increase our expenses, slow customers’ ordering process, or negatively influence the demand for our offerings; all of which can have an adverse effect on our results of operations and financial position, as well as on the restaurant industry in general.

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

Our quarterly operating results may fluctuate significantly because of several factors, including but not limited to: increases and decreases in sales; profitability of our restaurants; labor availability and costs for personnel; changes in interest rates; macroeconomic conditions, both nationally and locally; negative publicity relating to the consumption of products we serve; changes in consumer preferences and competitive conditions; impairment of property and equipment assets and any loss on and exit costs associated with restaurant closures; expansion to new markets; the timing of new restaurant openings and related expense; restaurant operating costs for our newly-opened restaurants; increases in infrastructure costs; and fluctuations in commodity prices.

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

Delaware law, our organizational documents, our shareholder rights agreement and our existing and future debt agreements may impede or discourage a takeover, depriving our investors of the opportunity to receive a premium for their shares.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and by-laws may make it difficult for, or prevent, a third-party from acquiring control of us without the approval of our Board of Directors. Among other things, these provisions: provide for a classified board of directors with staggered three-year terms; do not permit cumulative voting in the election of directors, which would allow a minority of stockholders to elect director candidates; delegate the sole power to a majority of the board of directors to fix the number of directors; provide the power to our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise; authorize the issuance of “blank check” preferred stock without any need for action by stockholders; eliminate the ability of stockholders to call special meetings of stockholders; establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and provide that, on or after the date that Trimaran Pollo Partners, L.L.C ceases to beneficially own at least 40% of the total votes eligible to be cast in the election of directors, a 75% supermajority vote will be required to amend or repeal provisions relating to, among other things, the classification of the board of directors, the filling of vacancies on the board of directors, and the advance notice requirements for stockholder proposals and director nominations.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has multi-layer processes to assess, identify and manage material risks from cybersecurity threats. These processes are integrated into the Company’s enterprise risk management as part of its overall risk management strategy.

A cross-functional team of senior leadership assesses potential material risks to the business and the Company’s ability to meet strategic priorities, including risks from cybersecurity threats. The Company’s senior leadership receives updates from relevant functional heads or other subject matter specialists on these potential material risks as well as the processes or other steps being taken to manage or mitigate the risks. The team includes senior leaders in areas of importance to Company priorities, including the Company’s Chief Privacy Officer, who is also our Vice President of Information Technology and the Chief Legal Officer. The Company’s senior leadership assesses and prioritizes risk based on impact to shareholders, operations, and strategic priorities, among other factors.

The Chief Privacy Officer oversees the Company’s information security program and is responsible for the day-to-day information risk management activities through the internal information security team, and outside resources. The VP, Chief Privacy Officer, who has 30 years of IT and IT security experience, 20 of which are at the Company, employs a team of information technology experts, including a dedicated Cyber Security Analyst. The VP, Chief Privacy Officer and the Cyber Security Analyst are further supported by other members of the IT department.

The Company’s processes to assess, identify and manage material risks from cybersecurity threats include, but are not limited to, the following:

●	The VP, Chief Privacy Officer, dedicated Cyber Security Analyst, and other key members of the information technology team actively monitor threats to the information technology environment. They work with a third party to provide additional 24/7 monitoring of cyber threats. These internal and external cybersecurity teams are empowered to contain network access through various application controls. Structural protections are also in place to mitigate risks of end point failures, and provide for continuity of operations.
●	The Company uses various systems to manage threats, for example, firewall protections, anti-virus protections, vulnerability scans, among others. Such systems are regularly reviewed for adequacy and potential enhancements.
●	The Company employs an information security and training program for our employees, including mandatory computer-based training, regular internal communications, and ongoing end-user testing to measure the effectiveness of our information security program.
●	The Company engages external third parties to advise on emerging threats to stay current and strengthen our security capabilities.
●	The Company performs penetration testing and other exercises within internal and external networks for potential vulnerabilities.
●	The Company additionally performs annual tabletop exercises with the information technology team pertaining to infrastructure and cyber security related events, to test the Company’s incident response and business continuity plans in the event of a cybersecurity incident.
●	Bi-annually the Company engages a third party to conduct an audit of the Company's cybersecurity systems and processes to test their adequacy and efficacy. The results are shared with senior leadership and the Audit Committee of the Board, and incorporated into strategic security plans.
●	The Company maintains cybersecurity insurance, which is assessed annually for the appropriateness of coverage levels and emerging trends.

The Company also has in place an Incident Response Plan that enables it to quickly categorize, respond, and escalate to senior leadership and the Audit Committee of the Board, real or potential cybersecurity incidents in a manner designed to mitigate overall business impact.

In connection with the Company’s review and approval for potential new vendors, the Company assesses the data types or Personally Identifiable Information that the vendor may maintain, store or access and reviews the adequacy of their cybersecurity procedures and legal protections. Legal counsel and the VP, Chief Privacy Officer review the cyber and contractual protections and consider the overall risk profile considering the type of agreement, data involved, vendor, and jurisdiction, among other factors. Vendors deemed to have insufficient controls balancing the relevant criteria will not be approved.

The Board of Directors is kept apprised of material risks from cybersecurity threats through the Audit Committee. The Audit Committee is responsible for overseeing threats to the Company, including those involving cyber threats, and reviewing the Company’s protocols and procedures to mitigate those threats. On a quarterly basis, the VP, Chief Privacy Officer, presents to the Audit Committee on the Company’s cybersecurity compliance and risk management practices. These presentations address, among other things, the results of audits and reviews of our security information systems and other cybersecurity measures, the current threat environment and cybersecurity trends and best practices. As applicable, these quarterly presentations also include reports of cybersecurity incidents affecting our information systems along with updates on the status of prior cybersecurity incidents and applicable remediation efforts. The Audit Committee discusses the adequacy and efficacy of the controls and shares the information with the Board as part of its risk oversight function. Outside of quarterly presentations, the Audit Committee is informed of incidents that in senior leadership’s discretion require more immediate Audit Committee attention.

To date, the Company has not, to its knowledge, experienced any cybersecurity threats or previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. However, we can give no assurance that we have detected or protected against all cybersecurity incidents or cybersecurity threats. Please refer to the risk factor titled “Our inability or failure to execute our business continuity and response plan following a major disaster such as a natural disaster, terrorism, social unrest or a cybersecurity incident affecting our corporate facilities could materially adversely affect our business” in “Item 1A, Risk Factors” in this report for additional information about risks related to cybersecurity matters.

ITEM 2.PROPERTIES

As of December 27, 2023, our restaurant system consisted of 495 restaurants, comprised of 172 company-operated restaurants and 323 franchised restaurants, located in California, Nevada, Arizona, Texas, Utah, Louisiana and Colorado. In addition, we currently license our brand to nine restaurants in the Philippines. We have not included these licensed restaurants as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation as of December 27, 2023.

	Company-
State	Operated	Franchised	Total
California	144	246	390
Nevada	28	5	33
Arizona	—	27	27
Texas	—	31	31
Utah	—	10	10
Louisiana	—	2	2
Colorado	—	2	2
Total	172	323	495

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

Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, of which we currently operate 12 and license three to franchisees. In addition, we operate 160 company-operated restaurants on leased real estate, we own one operating unit with additional parking on leased real estate, and we have another 57 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have two closed units, two of which are subleased for uses other than El Pollo Loco. We also sublease a surplus property of an operating location to a third party.

We lease our headquarters, consisting of approximately 29,880 square feet in Costa Mesa, California, for a term expiring in 2026, plus a one-year extension option. We believe that our current office space is suitable and adequate for its intended purposes and our near-term expansion plans.

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

As of March 1, 2024, there were approximately 58 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories.

Dividends

In fiscal 2022, the Board of Directors declared a special cash dividend of $1.50 per share on our common stock. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022. Our dividend is subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant. We do not anticipate paying any such dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to the shares of our common stock we acquired during the fourth quarter ended December 27, 2023.

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
September 28, 2023 to October 25, 2023	—		$-	—	$-
October 26, 2023 to November 22, 2023	3,215	(2)	$8.37	—	$20,000,000
November 23, 2023 to December 27, 2023	1,500,000	(3)	$8.40	1,500,000	$7,400,000
Total	1,503,215			1,500,000

(1)	On October 31, 2023, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $20.0 million of shares of our common stock. The repurchase program will terminate on March 31, 2025, may be modified, suspended or discontinued at any time, and does not obligate us to acquire any particular number of shares. During the fourth quarter ended December 27, 2023, we repurchased 1,500,000 shares of our common stock at a price of $8.40 per share pursuant the share repurchase program; therefore, $7,400,000 of our common stock remained available for repurchase under the share repurchase program at December 27, 2023.
(2)	Consists of 3,215 shares acquired by the Company to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.
(3)	These shares were repurchased pursuant to a Stock Repurchase Agreement entered into with FS Equity Partners V, L.P. and FS Affiliates V, L.P. (the “Sellers”) on November 26, 2023, pursuant to which we agreed to purchase an aggregate of 1,500,000 shares of our common stock from the Sellers at a price of $8.40 per share, representing the closing price of such shares as listed on Nasdaq on November 29, 2023, for a total purchase price of $12,600,000.

Stock Performance Graph

The following graph and table illustrate the total cumulative shareholder return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Standard and Poor’s Composite 1500 Restaurants Index (formerly called the S&P Supercomposite Restaurants Index), for the five years ended December 27, 2023. The graph assumes the investment of $100 at the beginning of the period (at the closing price of our common stock on December 26, 2018) and the reinvestment of all dividends. Specifically, the graph assumes that the $1.50 per share special cash dividend paid to shareholders was reinvested in 2022. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

		Nasdaq	S&P Composite
		Composite	1500
Date	LOCO	Index	Restaurants
December 26, 2018	$100.00	$100.00	$100.00
December 24, 2019	$99.67	$136.69	$122.86
December 30, 2020	$120.60	$198.10	$146.90
December 29, 2021	$92.78	$242.03	$179.28
December 28, 2022	$65.96	$163.28	$163.44
December 27, 2023	$59.93	$236.17	$189.14

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

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2023, 2022, and 2021 ended on December 27, 2023, December 28, 2022 and December 29, 2021, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2023, 2022 and 2021 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this report according to the calendar years in which they ended. For example, references to fiscal 2023 refer to the fiscal year ended December 27, 2023.

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

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law, which repealed and replaced the FAST Act on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide will rise to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council will also have the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we expect our labor and regulatory compliance costs will increase beginning in fiscal 2024 and that our results of operations and profitability will be adversely affected if we are not able to implement other measures to counter these increased costs.

We have experienced inflationary pressures affecting our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue throughout fiscal year 2024 and we may not be able to offset cost increases in the future.

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following five key strategies:

●	attract, hire, and retain top talent;
●	EPL hospitality;
●	be known for our famous fire-grilled chicken;
●	digital-centric in service of improving the customer experience; and

●	expand as an asset light company.

As of December 27, 2023, we had 495 locations in seven states. In fiscal 2023, we opened two new company-operated restaurants in Nevada and our franchisees opened three new restaurants, one in California, one in Colorado and one in Utah. In fiscal 2022, we opened four new company-operated restaurants, two in Nevada and two in California, and our franchisees opened nine new restaurants, seven in California, one in Colorado and one in Utah.

In 2024, we intend to open two new company-operated in California and five to seven new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.

Highlights and Trends

Comparable Restaurant Sales

In fiscal 2023, comparable restaurant sales system-wide decreased 0.3%. In fiscal 2022, comparable restaurant sales system-wide increased 5.9%. In fiscal 2021, comparable restaurant sales system-wide increased 12.1%. Comparable restaurant sales growth/decline reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Comparable restaurant sales at company-operated restaurants increased 0.3%, 3.7%, and 7.6%, respectively, in fiscal 2023, 2022 and 2021. For company-operated restaurants in 2023, the change in comparable restaurant sales consisted of a 2.3% increase in average check size due to increases in menu prices partially offset by a 2.0% decrease in transactions. In fiscal 2022, the increase in company-operated comparable restaurant sales consisted of a 7.3% increase in average check size partially offset by a 3.3% decrease in transactions. In fiscal 2021, the increase in company-operated comparable restaurant sales consisted of a 6.3% increase in average check size and a 1.2% increase in transactions.

In fiscal 2023, comparable restaurant sales at franchised restaurants decreased 0.7%. In fiscal 2022, comparable restaurant sales at franchised restaurants increased 7.4%, and in fiscal 2021, comparable restaurant sales at franchised restaurants increased 15.3%.

Restaurant Development

In fiscal 2023, we opened two company-operated restaurants, and our franchisees opened three new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2023, we did not close any company-operated restaurants, and our franchisees did not close any restaurants. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year Ended
	2023	2022	2021
Company-operated restaurant activity:
Beginning of period	188	189	196
Openings	2	4	2
Restaurant sale to franchisee	(18)	(3)	(8)
Closures	—	(2)	(1)
Restaurants at end of period	172	188	189
Franchised restaurant activity:
Beginning of period	302	291	283
Openings	3	9	2
Restaurant sale to franchisee	18	3	8
Closures	—	(1)	(2)
Restaurants at end of period	323	302	291
System-wide restaurant activity:
Beginning of period	490	480	479
Openings	5	13	4
Closures	—	(3)	(3)
Restaurants at end of period	495	490	480

During the year ended December 27, 2023, we completed 15 company-operated restaurant remodels and 33 franchise remodels. In fiscal 2024, we plan to continue our standard practices for remodels, which includes completing a total of 15-20 company and 40-50 franchise remodels. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of December 27, 2023, the amount of revenue deferred related to the earned points, net of redemptions, is $0.7 million. We had more than 3.7 million members in the Loco Rewards loyalty program as of December 27, 2023.

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

Labor and Related Expenses

Labor and related expenses include wages, payroll taxes, workers’ compensation expense, benefits, and bonuses paid to our restaurant management teams. Like other expense items, we expect labor costs to grow proportionately as our restaurant revenue grows. Factors that influence labor costs include minimum wage and payroll tax legislation, state labor laws (which, in California, include AB 1228), overtime, wage inflation, the frequency and severity of workers’ compensation claims, health care costs, and the performance of our restaurants.

Occupancy Costs and Other Operating Expenses

Occupancy costs include rent, common area maintenance (“CAM”), and real estate taxes. Other restaurant operating expenses include the costs of utilities, advertising, credit card processing fees, restaurant supplies, repairs and maintenance, and other restaurant operating costs.

Gain on Recovery of Insurance Proceeds, Net

Gain on recovery of insurance proceeds includes insurance reimbursements related to the property and equipment damage, expenses incurred, and lost profits.

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

Impairment and Closed-Store Reserves

We review long-lived assets such as property, equipment, and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related property and equipment assets to their respective carrying values and record an impairment charge when appropriate. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the assets’ carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.

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

Results of Operations

Fiscal Year 2023 Compared to Fiscal Year 2022

Our operating results for the fiscal years ended December 27, 2023 and December 28, 2022, in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared below:

	Fiscal Year
	2023		2022
	(52-Weeks)		(52-Weeks)		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data:
Revenue
Company-operated restaurant revenue	$398,437	85.0	$403,218	85.8	$(4,781)	(1.2)
Franchise revenue	41,002	8.7	38,225	8.1	2,777	7.3
Franchise advertising fee revenue	29,225	6.3	28,516	6.1	709	2.5
Total revenue	468,664	100.0	469,959	100.0	(1,295)	(0.3)
Cost of operations
Food and paper costs (1)	108,250	27.2	117,774	29.2	(9,524)	(8.1)
Labor and related expenses (1)	127,244	31.9	130,773	32.4	(3,529)	(2.7)
Occupancy and other operating expenses (1)	101,398	25.4	101,543	25.2	(145)	(0.1)
Gain on recovery of insurance proceeds, lost profits, net	(327)	(0.1)	—	—	(327)	N/A
Company restaurant expenses (1)	336,565	84.5	350,090	86.8	(13,525)	(3.9)
General and administrative expenses	42,025	9.0	39,093	8.3	2,932	7.5
Franchise expenses	38,404	8.2	36,169	7.7	2,235	6.2
Depreciation and amortization	15,235	3.3	14,418	3.1	817	5.7
Loss on disposal of assets	192	0.0	165	0.0	27	16.4
Gain on recovery of insurance proceeds, property, equipment and expenses	(247)	(0.1)	—	—	(247)	N/A
Gain on disposition of restaurants	(5,034)	(1.1)	(848)	(0.2)	4,186	493.6
Impairment and closed-store reserves	1,732	0.4	752	0.2	980	130.3
Total expenses	428,872	91.5	439,839	93.6	(10,967)	(2.5)
Income from operations	39,792	8.5	30,120	6.4	9,672	32.1
Interest expense, net	4,811	1.1	1,677	0.4	3,134	186.9
Income tax receivable agreement expense (income)	103	0.0	(436)	(0.1)	539	123.6
Income before provision for income taxes	34,878	7.4	28,879	6.1	5,999	20.8
Provision for income taxes	9,324	1.9	8,078	1.7	1,246	15.4
Net income	$25,554	5.5	$20,801	4.4	$4,753	22.8
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

In fiscal 2023, company-operated restaurant revenue decreased $4.8 million, or 1.2%. The decrease in company-operated restaurant sales was primarily due to $10.5 million decrease in revenue from the 21 company-operated restaurants sold by the Company to existing franchisees and the closure of two restaurants, in each case, during or subsequent to the first quarter of 2022. This company-operated restaurant sales decrease was partially offset by an increase in company-operated comparable restaurant revenue of $1.2 million, or 0.3%. The company-operated comparable restaurant sales increase consisted of an approximately 2.3% increase in average check size due to increases in menu prices, partially offset by a 2.0% decrease in transactions. In addition, company-operated restaurant revenue was favorably impacted by $4.3 million of additional sales from the opening of six restaurants during or subsequent to the first quarter of 2022.

Franchise Revenue

In fiscal 2023, franchise revenue increased $2.8 million, or 7.3%. This increase was primarily due to revenue generated from 21 company-operated restaurants sold by the Company to existing franchisees and the opening of 12 restaurants, in each case, during or subsequent to the first quarter of 2022. This franchise revenue increase was partially offset by the franchise comparable restaurant sales decrease of 0.7%.

Franchise Advertising Fee Revenue

Franchise advertising fee revenue increased $0.7 million, or 2.5% from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the year-to-date fluctuation was due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

Food and paper costs decreased $9.5 million, or 8.1%, in fiscal 2023. The decrease in food and paper costs resulted primarily from lower transactions including restaurant locations sold to franchisees during the current or prior year, partially offset by commodity inflation. Food and paper costs as a percentage of company-operated restaurant revenue were 27.2% in fiscal 2023, down from 29.2% in fiscal 2022 primarily due to an increase in pricing, partially offset by commodity inflation.

Labor and Related Expenses

Labor and related expenses decreased $3.5 million, or 2.7%, in fiscal 2023. The decrease was primarily due to a $4.0 million decrease related to the 2.0% decrease in year-over-year sales transactions, a $2.9 million decrease in overtime pay due to improvements in operational execution and a $1.8 million decrease related to COVID-19 sick pay. The decrease in labor and related expenses for the year was partially offset by a $4.1 million increase primarily related to higher wage rates from minimum wage increases in California during fiscal 2023 and 2022 and other labor wage increases as a result of competitive pressure and a $1.9 million increase in labor related costs due to due to open restaurant management staffing positions in fiscal 2022 being filled during fiscal 2023. Labor and related expenses as a percentage of company-operated restaurant revenue were 31.9% in fiscal 2023, down from 32.4% in fiscal 2022 primarily due to the increase in pricing, and overtime and sick pay decreases, partially offset by the cost increases highlighted above.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses decreased $0.1 million, or 0.1%, in fiscal 2023. The decrease was primarily due to a $0.8 million decrease in utilities and a $0.3 million decrease in market place delivery fees. The decrease in occupancy and other operating expenses was partially offset by a $1.0 million increase in occupancy cost. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.4% in fiscal 2023, up from 25.2% in fiscal 2022 primarily due to the cost increases highlighted above.

Gain on Recovery of Insurance Proceeds, Lost Profits

During fiscal 2023 and fiscal 2022, two of our restaurants incurred damage resulting from a fire. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.3 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying consolidated statements of income, for the year ended December 27, 2023, as a reduction of company restaurant expenses. We received from the insurance company cash of $0.5 million, net of the insurance deductible, during fiscal 2023.

General and Administrative Expenses

General and administrative expenses increased $2.9 million, or 7.5%, in fiscal 2023. The increase was due primarily to a $1.4 million increase in labor related costs, primarily related to an increase in estimated management bonus expense, a $1.1 million increase in restructuring costs related to certain positions in the organization, and a $0.6 million increase in executive transition costs. General and administrative expenses as a percentage of total revenue were 9.0% in fiscal 2023, up from 8.3% in fiscal 2022. This increase is primarily due to the cost increases described above.

Franchise Expenses

Franchise expenses increased $2.2 million, or 6.2%, in fiscal 2023. The increase was primarily due to an increase in advertising expenses, primarily resulting from higher franchise revenue, higher franchise services expense and higher rent expense for locations sub-leased to franchisees that have a portion of the rent based on a percentage of revenue generated.

Gain on Disposition of Restaurants

During fiscal 2023, we completed the sale of 18 restaurants within California, Utah and Texas to existing franchisees. We determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. We initially defer and subsequently recognize the franchise fees over the term of the franchise agreement. During fiscal 2023, these sales resulted in cash proceeds of $7.7 million and a net gain on sale of restaurants of $5.0 million. Since the date of their sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

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

Impairment and Closed-Store Reserves

During fiscal 2023, we recorded a $1.5 million non-cash impairment charge primarily related to the property and equipment assets of one restaurant in Nevada and the carrying value of the ROU assets of one restaurant in California. During fiscal 2022, we recorded a $0.5 million non-cash impairment charge primarily related to the carrying value of the ROU assets of one restaurant in California that closed in 2021 and the property and equipment assets of two restaurants in California.

During fiscal 2023, we recognized $0.2 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations compared to $0.3 million during fiscal 2022.

Interest Expense, Net

For fiscal 2023, net interest expense, increased by $3.1 million, primarily related to higher outstanding balances on our 2022 Revolver (as defined below) as well as the higher interest rates during fiscal 2023 versus the comparable period during the prior year.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In fiscal 2023 and fiscal 2022 we recognized income tax receivable agreement expense of $0.1 million and income of $0.4 million, respectively. In fiscal 2023 and 2022, we paid $0.3 million and $0.4 million, respectively, to our pre-IPO stockholders under the TRA.

Provision for Income Taxes

In fiscal 2023, we recorded an income tax expense of $9.4 million, compared to income tax expense of $8.1 million in fiscal 2022, reflecting an estimated effective tax rate of 26.7% and 28.0%, respectively. The difference between the 21.0% statutory rate and our effective tax rate of 26.7% for the year ended December 27, 2023 is primarily a result of windfall tax benefit related to stock options exercised, state taxes, a Work Opportunity Tax Credit benefit and the corresponding valuation allowance release in connection with the California Enterprise Zone credits expiration.

The difference between the 21.0% statutory rate and our effective tax rate of 28.0% for the year ended December 28, 2022 is primarily a result of state taxes, the change in valuation allowance against certain state credits, a tax shortfall related to equity compensation and non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

Fiscal Year 2022 Compared to Fiscal Year 2021

Year-to-year comparisons of fiscal 2022 and fiscal 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 28, 2022, which was filed with the SEC on March 10, 2023.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes (“AUV”), restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2023, our restaurants generated company-operated restaurant revenue of $398.4 million and system-wide sales of $1,050.2 million, and system comparable sales decline of 0.3%, consisting of company-operated restaurant comparable sales growth of 0.3% and franchised comparable sales decline of 0.7%. The company-operated comparable sales increase consisted of a 2.3% increase in average check size due to increases in menu prices and partially offset by a 2.0% decrease in transactions. In fiscal 2023, for company-operated restaurants, our annual AUV was $2.2 million, restaurant contribution margin was 15.5%, and Adjusted EBITDA was $57.8 million.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Fiscal Year
	2023	2022	2021
(Dollar amounts in thousands)	(52-Weeks)	(52-Weeks)	(52-Weeks)
Company-operated restaurant revenue	$398,437	$403,218	$394,733
Franchise revenue	41,002	38,225	33,729
Franchise advertising fee revenue	29,225	28,516	25,901
Total Revenue	468,664	469,959	454,363
Franchise revenue	(41,002)	(38,225)	(33,729)
Franchise advertising fee revenue	(29,225)	(28,516)	(25,901)
Sales from franchised restaurants	651,777	635,819	578,497
System-wide sales	$1,050,214	$1,039,037	$973,230

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 27, 2023, December 28, 2022 and December 29, 2021, there were 470, 464 and 464 comparable restaurants, 178, 184 and 187 company-operated and 292, 280 and 276 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check size, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

Restaurant contribution and restaurant contribution margin are supplemental measures of operating performance of our restaurants, and our calculations thereof may not be comparable to those reported by other companies. Restaurant contribution and restaurant contribution margin have limitations as analytical tools, and you should not consider them in isolation or as substitutes for analysis of our results as reported under GAAP. Management uses restaurant contribution and restaurant contribution margin as key metrics to evaluate the profitability of incremental sales at our restaurants, to evaluate our restaurant performance across periods, and to evaluate our restaurant financial performance compared with our competitors. Management believes that restaurant contribution and restaurant contribution margin are important tools for investors, because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency, and performance. Management further believes restaurant level operating margin is useful to investors to highlight trends in our core business that may not otherwise be apparent to investors when relying solely on GAAP financial measures.

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2023 (52-Weeks)	2022 (52-Weeks)	2021 (52-Weeks)
Restaurant contribution:
Income from operations	$39,792	$30,120	$41,335
Add (less):
General and administrative expenses	42,025	39,093	39,852
Franchise expenses	38,404	36,169	32,831
Depreciation and amortization	15,235	14,418	15,176
Loss on disposal of assets	192	165	289
Gain on recovery of insurance proceeds, property, equipment and expenses	(247)	—	—
Franchise revenue	(41,002)	(38,225)	(33,729)
Franchise advertising fee revenue	(29,225)	(28,516)	(25,901)
Impairment and closed-store reserves	1,732	752	1,087
(Gain) loss on disposition of restaurants	(5,034)	(848)	1,534
Restaurant contribution	$61,872	$53,128	$72,474

Company-operated restaurant revenue:
Total revenue	$468,664	$469,959	$454,363
Less:
Franchise revenue	(41,002)	(38,225)	(33,729)
Franchise advertising fee revenue	(29,225)	(28,516)	(25,901)
Company-operated restaurant revenue	$398,437	$403,218	$394,733

Restaurant contribution margin (%)	15.5%	13.2%	18.4%

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

The following table sets forth reconciliations of our net income to EBITDA and Adjusted EBITDA:

	Fiscal Year
(Amounts in thousands)	2023 (52-Weeks)	2022 (52-Weeks)	2021 (52-Weeks)
Net income	$25,554	$20,801	$29,121
Non-GAAP adjustments:
Provision for income taxes	9,324	8,078	10,332
Interest expense, net of interest income	4,811	1,677	1,824
Depreciation and amortization	15,235	14,418	15,176
EBITDA	$54,924	$44,974	$56,453
Stock-based compensation expense (a)	3,337	3,491	3,220
Loss on disposal of assets (b)	192	165	289
Impairment and closed-store reserves (c)	1,732	752	1,087
(Gain) loss on disposition of restaurants (d)	(5,034)	(848)	1,534
Income tax receivable agreement expense (income) (e)	103	(436)	58
Securities class action legal expense (f)	—	443	495
Special dividend (g)	129	350	—
Legal settlements (h)	—	(541)	—
Special legal expenses (i)	137	—	—
Shareholder advisory fees (j)	293	—	—
Gain on recovery of insurance proceeds (k)	(399)	—	—
Executive transition costs (l)	618	—	—
Severance (m)	1,055	—	—
Pre-opening costs (n)	269	326	259
Adjusted EBITDA	$57,356	$48,676	$63,395
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closing restaurants. During fiscal 2023, we recorded non-cash impairment charges of $1.5 million, primarily related to the property and equipment assets of one restaurant in Nevada and the carrying value of the ROU assets of one restaurant in California. During fiscal 2023, we recognized $0.2 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2022, we recorded non-cash impairment charges of $0.5 million for the year ended December 28, 2022, primarily related to the carrying value of the ROU assets of one restaurant in California that closed in 2021 and the property and equipment assets of two restaurants in California. During fiscal 2022, we recognized $0.3 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2021, we recorded non-cash impairment charges of $0.7 million for the year ended December 29, 2021, primarily related to the carrying value of one restaurant in Texas that closed in 2019, the ROU assets of one restaurant in California closed in 2021, and the property and equipment assets of three restaurants in California. During fiscal 2021, we recognized $0.4 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	During fiscal 2023, we completed the sale of 18 company-operated restaurants within California, Utah and Texas to existing franchisees. These sales during 2023 resulted in cash proceeds of $7.7 million and a net gain on sale of restaurants of $5.0 million for the year ended December 27, 2023. During fiscal 2022, we completed the sale of three company-operated restaurants within the Orange County area to an existing franchisee. This sale during 2022 resulted in cash proceeds of $1.0 million and a net gain on sale of restaurants of $0.8 million for the year ended December 28, 2022. During fiscal 2021, we completed the sale of our eight restaurants within Sacramento area to an existing franchisee. This sale resulted in cash proceeds of $4.6 million during the year ended December 29, 2021 and a net loss on sale of restaurants of $1.5 million for the year ended December 29, 2021.
(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 27, 2023, December 28, 2022 and December 29, 2021, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(f)	Consists of costs related to the defense of securities lawsuits. During the year ended December 29, 2021, we received $0.5 million in insurance proceeds, net of legal expenses, related to the derivative complaint. See Note 13 “Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report.
(g)	During fiscal 2023 and fiscal 2022, we encountered costs related to a special dividend declaration. On October 11, 2022, the Board of Directors declared a special dividend of $1.50 per share on our common stock. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022.
(h)	Includes $0.5 million received from legal settlements, net of legal expenses.
(i)	Consists of legal costs related to the share distribution that occurred on March 28, 2023. Refer to Note 14, “Related Party Transactions” for further details on the share distribution.
(j)	Consists of advisory fees pertaining to a Shareholder Rights Agreement adopted in connection with a shareholder’s accumulation of a significant amount of shares of our common stock. Refer to Note 16, “Shareholder Rights Agreement” for further details on the Shareholder Rights Agreement.
(k)	During fiscal 2023 and fiscal 2022, two of our restaurants incurred damage resulting from a fire. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.3 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs is included in the accompanying consolidated statements of income, for fiscal 2023, as a reduction of company restaurant expenses. We received from the insurance company cash of $0.5 million, net of the insurance deductible, during fiscal 2023.
(l)	Includes costs associated with the transition of our CEO, such as severance, executive recruiting costs and stock-based compensation costs associated with the transition of our former CEO.
(m)	On April 13, 2023 the Company made the decision to eliminate and restructure certain positions in the organization, which resulted in one-time costs of approximately $1.1 million.
(n)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

However, depending on macroeconomic conditions, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2022 Credit Agreement (as defined in Note 6 “Long-Term Debt”), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Cash Flows

The following table presents summary cash flow information for the years indicated:

	Fiscal Year
(Amounts in thousands)	2023 (52-Weeks)	2022 (52-Weeks)	2021 (52-Weeks)
Net cash (used in) provided by
Operating activities	$40,688	$38,549	$52,099
Investing activities	(13,447)	(18,915)	(12,485)
Financing activities	(40,446)	(29,187)	(22,787)
Net (decrease) increase in cash	$(13,205)	$(9,553)	$16,827

Operating Activities

In fiscal 2023, net cash provided by operating activities increased by $2.1 million compared to fiscal 2022. This increase was due primarily to an increase in profitability and favorable working capital fluctuations during fiscal 2023.

In fiscal 2022, net cash provided by operating activities decreased by $13.6 million compared to fiscal 2021. This decrease was due primarily to lower profitability and unfavorable working capital fluctuations during fiscal 2022.

Investing Activities

In fiscal 2023, net cash used in investing activities decreased by $5.5 million compared to fiscal 2022. This decrease was due primarily to cash proceeds of $7.7 million received during fiscal 2023 related to the sale of nine company-operated restaurants within Texas to an existing franchisee, eight company-operated restaurants within California to existing franchisees and one company-operated restaurant in Utah to another existing franchisee.

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

Financing Activities

In fiscal 2023, net cash used in financing activities increased by $11.3 million compared to fiscal 2022. The increase was due primarily to repurchases of common stock of $59.2 million during fiscal 2023. This increase was partially offset by $18.0 million in net borrowings on the 2022 Revolver during fiscal 2023 compared to the net pay downs of $26.0 million on the 2022 Revolver during fiscal 2022.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. For borrowings under the 2022 Revolver during fiscal 2023, the interest rate range was 5.7% to 7.0%. For borrowings under the 2022 Revolver and 2018 Revolver during fiscal 2022, the interest rate range was 1.4% to 6.0%. The interest rate under the 2022 Revolver was 7.0% at December 27, 2023 and 5.7% under the 2022 Revolver at December 28, 2022.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of December 27, 2023.

At December 27, 2023, $9.8 million of letters of credit and $84.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $56.2 million at December 27, 2023.

During the year ended December 28, 2022, we refinanced and terminated our credit agreement (the “2018 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provided for a $150.0 million five-year senior secured revolving credit facility (the “2018 Revolver”) and entered into the 2022 Credit Agreement. See Note 6, “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

Material Cash Requirements

Our total capital expenditures for 2023 were $21.3 million. In 2023, we spent approximately $5.1 million on the development and construction of our new restaurants. The remaining $16.2 million of capital expenditures during 2023 were related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. In 2024, we expect to incur between $25.0 million and $28.0 million in total capital expenditures, of which we expect $4.0 million to $6.0 million will be related to our construction of new restaurants, and $19.0 million to $21.0 million will be related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. Finally, we expect a portion of our incurred capital expenditures in 2024 to be for additional corporate initiatives, including investments in technology for support centers to boost innovation, enhancing the customer experience, and improving operations. We expect to fund these capital expenditures primarily with operating cash flows.

The following table summarizes our other current and long-term material cash requirements as of December 27, 2023, which we expect to fund primarily with operating cash flows:

	Payments Due by Period
			2025 -	2027 -	2029 and
(Amounts in thousands)	Total	2024	2026	2028	thereafter
Operating leases (1)	$243,888	$28,328	$52,169	$44,965	$118,426
Finance leases (1)	2,155	191	341	247	1,376
Long-term debt (2)	101,245	5,682	11,275	84,288	—
Income tax receivable agreement (3)	422	422	—	—	—
Purchasing commitments—chicken(4)	31,298	31,298	—	—	—
Total	$379,008	$65,921	$63,785	$129,500	$119,802

(1)	Operating and Finance Leases — Represents future minimum lease payments for our restaurants and the principal payments during the lease terms, respectively. Refer to Note 5 “Leases” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(2)	Long-Term Debt — Represents our contractual debt obligations. Includes expected interest expenses, calculated based on applicable interest rates at December 27, 2023. Refer to Note 6 “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(3)	Income Tax Receivable Agreement — Represents payments to our pre-IPO stockholders under the TRA. Refer to Note 9 “Income Taxes” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(4)	Purchasing Commitments (Chicken) — Reflects contractual purchase commitments for goods related to restaurant operations. Refer to Note 13 “Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations.

Share Repurchase Programs

On October 11, 2022, our Board of Directors approved the 2022 Stock Repurchase Plan under which we were authorized to repurchase up to $20.0 million of shares of our common stock through March 28, 2024.

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

Further, on October 31, 2023, our Board of Directors approved another share repurchase program under which we are authorized to repurchase up to $20.0 million of shares of our common stock. The repurchase program will terminate on March 31, 2025, may be modified, suspended or discontinued at any time, and does not obligate us to acquire any particular number of shares.

Repurchase Agreements

On August 7, 2023, we entered into a Stock Repurchase Agreement with FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”), pursuant to which we agreed to purchase an aggregate of 2,500,000 shares of our common stock from the Sellers at a price of $10.63 per share for a total purchase price of $26.6 million. The repurchase was completed in August 2023.

Prior to the repurchase, Freeman Spogli & Co. (“Freeman Spogli”), collectively with the Sellers and certain other funds managed by Freeman Spogli, was our largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, is a general partner of Freeman Spogli and its chief executive officer.

Further, on November 29, 2023, we entered into a second Stock Repurchase Agreement with the Sellers (the “Repurchase Agreement”), pursuant to which we agreed to purchase an aggregate of 1,500,000 shares of our common stock from the Sellers at a price of $8.40 per share, representing the closing price of such shares as listed on Nasdaq on November 29, 2023, for a total purchase price of $12,600,000. The repurchase was completed on December 4, 2023. Following completion of this repurchase, approximately $7.4 million of our common stock remained available for repurchase under the share repurchase program at December 27, 2023.

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

Upon the sale or refranchising of a restaurant, we evaluate whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. We determined that, in connection with the sale of 18 units, there were indicators of potential impairment of our goodwill and indefinite-lived intangible assets during fiscal 2023. After completing the impairment analysis, we did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2023, 2022 and 2021.

Property and Equipment and ROU Assets

We state the value of our property and equipment, including primarily leasehold improvements and restaurant equipment, furniture, and fixtures, at cost, minus accumulated depreciation and amortization.

We review our property and equipment and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain assets may not be recoverable. We consider a triggering event to have occurred related to a specific restaurant if the restaurant’s AUV for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. If we conclude that the carrying value of certain assets will not be recovered based on expected undiscounted future cash flows, an impairment write-down is recorded to reduce the assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in our impairment review analysis. Further, the projected undiscounted future cash flows require management to develop estimates and assumptions about future revenue transaction growth rates, menu pricing changes, and restaurant operating margins, which are made more uncertain by the impact of the current inflationary pressures on our business. If actual performance does not achieve the projections, we may recognize impairment charges in future periods, and such charges could be material.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 27, 2023, we had no federal and less than $0.1 million state net operating loss (“NOL”) carryforwards. These State NOLs expire beginning 2029.

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

In addition, in fiscal 2014, we applied for various tax credits that resulted in $6.7 million of additional deferred tax assets and tax benefits. As of December 27, 2023, we released the corresponding valuation allowance since the ten-year carryover period for the California Enterprise Zone credit has expired at the end of fiscal 2023. In fiscal 2023, the Company did not record any additional valuation allowance.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. We are exposed to market risk from changes in interest rates on our debt, which bears interest at SOFR plus a margin between 1.25% and 2.25%. As of December 27, 2023, we had outstanding borrowings of $84.0 million under our 2022 Revolver, $9.8 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.8 million on an annualized basis.

During the year ended December 27, 2023, we borrowed $18.0 million net of pay downs of $21.0 million on our 2022 Revolver and the outstanding balance as of December 27, 2023 was $84.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

During the year ended December 28, 2022, in connection with our entry into the 2022 Credit Agreement, we terminated the interest rate swap previously used to hedge interest rate risk. In settlement of this swap, we received approximately $0.6 million. The remaining amount in AOCI related to the hedging relationship will be reclassified into earnings when the hedged forecasted transaction is reported in earnings.

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

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) as of December 27, 2023 and December 28, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 27, 2023 and December 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 8, 2024 expressed an unqualified opinion thereon.

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

Impairment of Restaurant Property and Equipment

As discussed in Notes 2 and 3 to the consolidated financial statements, the Company reviews its long-lived assets related to restaurants held and used in the business, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The net balance of property and equipment was $84.0 million as of December 27, 2023. For certain restaurants, indicators of impairment of the related property and equipment were present. As such, for these restaurants, management compared the projected undiscounted cash flows to the carrying value to determine whether an impairment loss should be measured.

We identified the Company’s estimation of undiscounted future cash flows for certain restaurants to determine the recoverability of the carrying value of restaurant property and equipment as a critical audit matter. The future cash flows requires management to develop estimates and assumptions about future revenue transaction growth rates, menu pricing changes, and restaurant operating margins, which are made more uncertain by the impact of the current inflationary pressures on the Company’s business. Auditing these significant assumptions involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to addresses these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s assumption over the future revenue transaction growth rates for select restaurants by (i) comparing them to historical information for both company-owned and franchised restaurants, and (ii) comparing them to restaurant industry data to determine if contradictory evidence existed.
●	Evaluating the reasonableness of management’s assumption over the menu pricing changes for select restaurants by (i) comparing them to historical information for company-owned restaurants, and (ii) comparing them to market and industry data.
●	Evaluating the reasonableness of management’s assumption over the restaurant operating margin for select restaurants by comparing them to market and industry data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2011.

Costa Mesa, California

March 8, 2024

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 27,	December 28,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,288	$20,493
Accounts and other receivables, net	10,148	10,084
Inventories	1,911	2,442
Prepaid expenses and other current assets	5,634	3,662
Income tax receivable	153	768
Total current assets	25,134	37,449
Property and equipment, net	84,027	78,644
Property and equipment held under finance lease, net	1,528	1,532
Property and equipment held under operating leases, net ("ROU asset")	168,007	165,584
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	—	512
Other assets	3,043	2,935
Total assets	$592,301	$597,218
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$140	$110
Current portion of obligations under operating leases	19,490	19,995
Accounts payable	12,541	12,741
Accrued salaries and vacation	9,332	8,873
Accrued insurance	11,831	11,120
Accrued income taxes payable	70	—
Accrued interest	394	291
Current portion of income tax receivable agreement payable	422	263
Other accrued expenses and current liabilities	18,361	15,120
Total current liabilities	72,581	68,513
Revolver loan	84,000	66,000
Obligations under finance leases, net of current portion	1,617	1,626
Obligations under operating leases, net of current portion	168,084	165,149
Deferred taxes	8,878	8,517
Income tax receivable agreement payable, net of current portion	—	409
Other noncurrent liabilities	6,445	5,856
Total liabilities	341,605	316,070
Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 31,353,223 and 37,008,061 shares issued and outstanding as of December 27, 2023 and December 28, 2022, respectively	313	370
Additional paid-in-capital	236,421	292,244
Retained earnings (accumulated deficit)	13,962	(11,592)
Accumulated other comprehensive income	—	126
Total stockholders’ equity	250,696	281,148
Total liabilities and stockholders’ equity	$592,301	$597,218

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the Fiscal Years Ended
	December 27, 2023	December 28, 2022	December 29, 2021

Revenue
Company-operated restaurant revenue	$398,437	$403,218	$394,733
Franchise revenue	41,002	38,225	33,729
Franchise advertising fee revenue	29,225	28,516	25,901
Total revenue	468,664	469,959	454,363
Cost of operations
Food and paper cost	108,250	117,774	104,394
Labor and related expenses	127,244	130,773	120,308
Occupancy and other operating expenses	101,398	101,543	97,557
Gain on recovery of insurance proceeds, lost profits, net	(327)	—	—
Company restaurant expenses	336,565	350,090	322,259
General and administrative expenses	42,025	39,093	39,852
Franchise expenses	38,404	36,169	32,831
Depreciation and amortization	15,235	14,418	15,176
Loss on disposal of assets	192	165	289
Gain on recovery of insurance proceeds, property, equipment and expenses	(247)	—	—
(Gain) loss on disposition of restaurants	(5,034)	(848)	1,534
Impairment and closed-store reserves	1,732	752	1,087
Total expenses	428,872	439,839	413,028
Income from operations	39,792	30,120	41,335
Interest expense, net	4,811	1,677	1,824
Income tax receivable agreement expense (income)	103	(436)	58
Income before provision for income taxes	34,878	28,879	39,453
Provision for income taxes	9,324	8,078	10,332
Net income	$25,554	$20,801	$29,121
Net income per share
Basic	$0.75	$0.57	$0.81
Diluted	$0.74	$0.57	$0.80
Weighted-average shares used in computing net income per share
Basic	34,253,542	36,350,579	35,973,892
Diluted	34,374,706	36,575,904	36,446,756

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Fiscal Years Ended
	December 27,	December 28,	December 29,
	2023	2022	2021
Net income	$25,554	$20,801	$29,121
Other comprehensive (loss) income
Changes in derivative instruments
Unrealized net gains arising during the period from interest rate swap	—	862	257
Reclassifications of (losses) gains into net income	(170)	(296)	486
Income tax benefit (expense)	44	(150)	(200)
Other comprehensive (loss) income, net of taxes	(126)	416	543
Comprehensive income	$25,428	$21,217	$29,664

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 30, 2020	36,423,505	$364	$339,561	$(61,514)	$(833)	$277,578
Stock-based compensation	—	—	3,220	—	—	3,220
Issuance of common stock related to restricted shares, net	246,780	2	(2)	—	—	—
Issuance of common stock upon exercise of stock options, net	132,760	1	865	—	—	866
Shares repurchased for employee tax withholdings	(40,384)	—	(705)	—	—	(705)
Forfeiture of common stock related to restricted shares	(161,013)	(2)	2	—	—	—
Other comprehensive loss, net of income tax	—	—	—	—	543	543
Net income	—	—	—	29,121	—	29,121
Balance, December 29, 2021	36,601,648	365	342,941	(32,393)	(290)	310,623
Stock-based compensation	—	—	3,491	—	—	3,491
Issuance of common stock related to restricted shares, net	356,610	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	185,798	2	1,711	—	—	1,713
Shares repurchased for employee tax withholdings	(30,128)	—	(322)	—	—	(322)
Forfeiture of common stock related to restricted shares	(105,867)	(1)	1	—	—	—
Other comprehensive income, net of income tax	—	—	—	—	416	416
Common stock cash dividends ($1.50 per share)	—	—	(55,574)	—	—	(55,574)
Net income	—	—	—	20,801	—	20,801
Balance, December 28, 2022	37,008,061	370	292,244	(11,592)	126	281,148
Stock-based compensation	—	—	2,964	—	—	2,964
Issuance of common stock related to restricted shares, net	454,081	5	(5)	—	—	—
Issuance of common stock upon exercise of stock options, net	219,960	2	1,169	—	—	1,171
Shares repurchased for employee tax withholdings	(26,344)	—	(243)	—	—	(243)
Repurchase of common stock	(6,030,850)	(61)	(59,155)	—	—	(59,216)
Repurchase of common stock - excise tax	—	—	(556)	—	—	(556)
Forfeiture of common stock related to restricted shares	(271,685)	(3)	3	—	—	—
Other comprehensive income, net of income tax	—	—	—	—	(126)	(126)
Net income	—	—	—	25,554	—	25,554
Balance, December 27, 2023	31,353,223	$313	$236,421	$13,962	$-	$250,696

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended
	December 27,	December 28,	December 29,
	2023	2022	2021
Cash flows from operating activities:
Net income	$25,554	$20,801	$29,121
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	15,235	14,418	15,176
Stock-based compensation expense	2,964	3,491	3,220
Income tax receivable agreement (income) expense	103	(436)	58
Fire insurance proceeds for expenses paid and lost profit	327	—	—
(Gain) loss on disposition of restaurants	(5,034)	(848)	1,534
Loss on disposal of assets	192	165	289
Gain on recovery of insurance proceeds, property, equipment and expenses, net	(247)	—	—
Impairment of property and equipment	1,536	481	711
Amortization of deferred financing costs	201	340	251
Deferred income taxes, net	906	4,600	957
Changes in operating assets and liabilities:
Accounts and other receivables	(216)	3,323	(3,444)
Inventories	531	(125)	(218)
Prepaid expenses and other current assets	(1,972)	71	133
Income taxes (receivable) payable	838	(1,657)	3,410
Other assets	(309)	(240)	(1,052)
Accounts payable	(3,965)	3,977	2,533
Accrued salaries and vacation	459	(2,667)	1,373
Accrued insurance	711	(73)	777
Payment related to tax receivable agreement	(350)	(430)	(1,658)
Other accrued expenses and liabilities	3,224	(6,642)	(1,072)
Net cash flows provided by operating activities	40,688	38,549	52,099
Cash flows from investing activities:
Proceeds from disposition of restaurants	7,722	1,002	4,556
Proceeds from fire insurance for property and equipment	163	—	—
Purchase of property and equipment	(21,332)	(19,917)	(17,041)
Net cash flows used in investing activities	(13,447)	(18,915)	(12,485)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	39,000	46,000	—
Payments on revolver and swingline loan	(21,000)	(20,000)	(22,800)
Minimum tax withholdings related to net share settlements	(243)	(322)	(705)
Common stock dividends paid	—	(55,574)	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,171	1,713	866
Payment of obligations under finance leases	(158)	(162)	(148)
Deferred financing costs for revolver loan	—	(842)	—
Repurchases of common stock	(59,216)	—	—
Net cash flows used in by financing activities	(40,446)	(29,187)	(22,787)
(Decrease) increase in cash and cash equivalents	(13,205)	(9,553)	16,827
Cash and cash equivalents, beginning of period	20,493	30,046	13,219
Cash and cash equivalents, end of period	$7,288	$20,493	$30,046

	For the Fiscal Years Ended
	December 27,	December 28,	December 29,
	2023	2022	2021
Supplemental cash flow information
Cash paid during the period for interest	$4,819	$1,450	$1,066
Cash paid during the period for income taxes	$7,721	$5,100	$5,968
Unpaid purchases of property and equipment	$5,098	$1,333	$2,454
Unpaid repurchases of common stock	$—	$—	$—

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, Colorado, Utah and Louisiana, specialize in fire-grilling citrus-marinated chicken in a wide variety of contemporary Mexican and LA-inspired entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, variations on the Company’s Pollo Bowl®, Pollo Salads and Pollo Fit entrees. At December 27, 2023, the Company operated 172 (138 in the greater Los Angeles area) and franchised 323 (141 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, the Company currently licenses five restaurants in the Philippines.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodel and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At December 27, 2023, the Company’s total debt was $84.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flows from operations, available cash of $7.3 million at December 27, 2023, and available borrowings under the 2022 Revolver (as defined in Note 6 “Long-Term Debt”) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2023, 2022, and 2021 ended on December 27, 2023, December 28, 2022 and December 29, 2021, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2023, 2022 and 2021 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the period reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters, contingent liabilities and income tax valuation allowances.

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law, which repealed and replaced the Fast Food Accountability and Standards Recovery Act (“FAST Act”) on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide will rise to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council will also have the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, the Company expects its labor and regulatory compliance costs will increase beginning in fiscal 2024 and that its results of operations and profitability will be adversely affected if it is not able to implement other measures to counter these increased costs.

The Company has experienced inflationary pressures affecting its operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. The Company has been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, the Company expects these inflationary and other cost pressures to continue throughout fiscal year 2024 and it may not be able to offset cost increases in the future.

Cash and Cash Equivalents

The Company considers all liquid instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

Subsequent Events

Subsequent to year-end, on February 13, 2024, the Company announced that its Board of Directors has appointed Elizabeth Williams as the new Chief Executive Officer of the Company and as a member of the Board, effective March 11, 2024. Ms. Williams will succeed Maria Hollandsworth, who has served as the Company’s interim Chief Executive Officer since November 3, 2023.

Further, the Company paid down $3.0 million on its 2022 Revolver resulting in outstanding borrowings as of March 7, 2024 of $81.0 million.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier for which amounts due at December 27, 2023 totaled 15.14% of the Company’s accounts payable. As of December 28, 2022, the Company had one supplier for which the amount due totaled 41.7% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 26.6% of the Company’s purchases for fiscal 2023, 28.5% for fiscal 2022 and 27.1% for fiscal 2021 with no amounts payable at December 27, 2023 or December 28, 2022.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2023, 2022 and 2021, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.3%, 71.2%, and 70.9%, respectively, of total revenue. One franchisee accounted for 11.4% of total accounts receivable as of December 27, 2023, and one franchisee accounted for 12.9% of total accounts receivable as of December 28, 2022.

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

The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of income, and were $0.2 million for the year ended December 27, 2023 and less than $0.1 million for each of the years ended December 28, 2022 and December 29, 2021. The Company capitalized internal costs related to site selection and construction activities of $1.8 million, $1.5 million and $1.4 million for the years ended December 27, 2023, December 28, 2022 and December 29, 2021, respectively.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Property and Equipment and ROU Assets

The Company reviews its property and equipment and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain property and equipment and ROU assets may not be recoverable. The Company considers a triggering event, related to property and equipment assets or ROU assets in a net asset position, to have occurred related to a specific restaurant if the restaurant’s Average Unit Volume (“AUV”) for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event, related to ROU assets, to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. As of December 27, 2023 and December 28, 2022, ROU assets related to closed or subleased restaurant locations totaled $42.8 million and $30.7 million, respectively. If the Company concludes that the carrying value of certain property and equipment and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the property and equipment or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain stores during the year ended December 27, 2023 that required an impairment review of the Company’s property and equipment and ROU assets. Based on the results of this analysis, the Company recorded non-cash impairment charges of $1.5 million for the year ended December 27, 2023, primarily related to the carrying value of the ROU assets of one restaurant in California and the property and equipment assets of one restaurant in Nevada.

In fiscal 2022, the Company recorded non-cash impairment charges of $0.5 million primarily related to the carrying value of the ROU assets of one restaurant in California that closed in 2021 and the property and equipment assets of two restaurants in California. In fiscal 2021, the Company recorded a non-cash impairment charge of $0.7 million primarily related to the carrying value of the ROU assets of one restaurant in Texas that closed in 2019, the carrying value of one restaurant in California that closed in 2021 and the property and equipment assets of three restaurants in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

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

During fiscal 2023, 2022 and 2021, the Company recognized $0.2 million, $0.3 million and $0.4 million, respectively, of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The fair value of the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2023, 2022 and 2021.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during fiscal 2023. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the year ended December 27, 2023.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the period of the loan on a straight-line basis. Included in other assets are deferred financing costs (net of accumulated amortization), related to the revolver, of $0.7 million and $0.9 million as of December 27, 2023 and December 28, 2022, respectively. Amortization expense for deferred financing costs was approximately $0.2 million for the year ended December 27, 2023 and $0.3 million for both of the years ended December 28, 2022, and December 29, 2021, and is reflected as a component of interest expense in the accompanying consolidated statements of income.

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 27, 2023 and December 28, 2022, the Company had accrued $11.8 million and $11.1 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 27, 2023, December 28, 2022 and December 29, 2021, totaled $9.2 million, $8.7 million, and $9.0 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of income.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restaurant Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents sales net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $8.7 million, $7.5 million and $7.7 million during the years ended December 27, 2023, December 28, 2022, and December 29, 2021, respectively.

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 27, 2023 and December 28, 2022, the revenue allocated to loyalty points that have not been redeemed was $0.7 million and $0.5 million, respectively, which is reflected in the Company’s accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

For franchise and development agreement fees, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and are, therefore, treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, are recognized over the franchise or renewal term, which is typically twenty years. As of December 27, 2023, the Company had executed development agreements that represent commitments to open 107 franchised restaurants at various dates through 2036.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third-party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of December 27, 2023, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Franchise Advertising Fee Revenue

The Company presents advertising contributions received from franchisees as franchise advertising fee revenue and records all expenses of the advertising fund within franchise expenses.

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund and is accrued, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $16.2 million, $16.4 million and $16.1 million for the years ended December 27, 2023, December 28, 2022 and December 29, 2021, respectively. In addition, there was $29.2 million, $28.5 million and $25.9 million for the years ended December 27, 2023, December 28, 2022 and December 29, 2021, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides, which is included within franchise advertising fee revenue. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $3.0 million and $0.8 million at December 27, 2023 and December 28, 2022, respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 27, 2023, the Company was obligated to spend $3.0 million more in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of income.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. For each of the years ended December 27, 2023, December 28, 2022, and December 29, 2021, preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of income were $0.3 million.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gain on Recovery of Insurance Proceeds, Lost Profits

During fiscal 2023 and fiscal 2022, two of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2023, the Company incurred costs directly related to the fire of less than $0.1 million. The Company recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.3 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying consolidated statements of income, for the year ended December 27, 2023, as a reduction of Company restaurant expenses. The Company received from the insurance company cash of $0.5 million, net of the insurance deductible, during fiscal 2023.

Gain (Loss) on Disposition of Restaurants

During fiscal 2023, the Company completed the sale of 18 restaurants within California, Utah and Texas to existing franchisees. During fiscal 2022, the Company completed the sale of three company-operated restaurants within the Orange County area to an existing franchisee. During fiscal 2021, the Company completed the sale of eight restaurants within the Sacramento area to an existing franchisee. The Company has determined that these restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned. During 2023, these sales resulted in cash proceeds of $7.7 million and a net gain on sale of restaurant of $5.0 million. The Orange County sale during 2022 resulted in cash proceeds of $1.0 million and a net gain on sale of restaurants of $0.8 million for the year ended December 28, 2022. The Sacramento sale resulted in cash proceeds of $4.6 million and a net loss on sale of restaurants of $1.5 million for the year ended December 29, 2021. Since the date of their sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When there are uncertainties related to potential income tax benefits, in order to qualify for recognition, the position the Company takes has to have at least a “more likely than not” chance of being sustained (based on the position’s technical merits) upon challenge by the respective authorities. The term “more likely than not” means a likelihood of more than 50%. Otherwise, the Company may not recognize any of the potential tax benefit associated with the position. The Company recognizes a benefit for a tax position that meets the “more likely than not” criterion as the largest amount of tax benefit that is greater than 50% likely of being realized upon its effective resolution. Unrecognized tax benefits involve management’s judgment regarding the likelihood of the benefit being sustained. The final resolution of uncertain tax positions could result in adjustments to recorded amounts and may affect the Company’s results of operations, financial position and cash flows.

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 27, 2023 or December 28, 2022. During fiscal 2023, fiscal 2022 and fiscal 2021, there were no material unrecognized tax benefits. Management believes no significant change to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the TRA, which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. As of December 27, 2023 and December 28, 2022, the Company had accrued $0.4 million and $0.7 million, respectively, relating to expected TRA payments. In fiscal 2023, 2022 and 2021, the Company paid $0.3 million, $0.4 million and $1.7 million, respectively, to its pre-IPO stockholders under the TRA.

Under the CARES Act, the Company was able to defer its employer Social Security taxes that are otherwise owed for wage payment and the creation of refundable employee retention credits. The total amount deferred as of December 30, 2020 was $4.9 million, of which 50% was due by December 31, 2021 and another 50% was due by December 31, 2022. As of December 28, 2022, the Company made all deferred payroll tax payments and did not have any corresponding balances included in other non-current liabilities on the Company’s consolidated balance sheet.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company assessed its eligibility for the business relief provision under the CARES Act known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for 50% of qualified wages paid during 2020. The American Rescue Plan passed into law on March 11, 2021 extended the ERC through September 30, 2021, and the credit was increased to 70% of qualified wages paid from January 1, 2021 through September 30, 2021. During fiscal 2021, the Company recognized the ERC credit in the amount of $3.4 million as income as it is probable that it will comply with the ERC eligibility requirements. The Company has elected an accounting policy to present government assistance as a reduction of the related expense. The ERC credit was initially recorded as a receivable as part of the accounts and other receivable on the consolidated balance sheet for the year ended December 29, 2021 and as an offset to the corresponding payroll expense which is classified as part of the labor and other operating expenses on the consolidated statements of income for the year ended December 29, 2021. During fiscal 2022, the Company received $3.1 million in ERC and the remaining $0.3 million was received and recorded during fiscal 2023.

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

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 27, 2023 reflecting certain property and equipment and ROU assets, for which an impairment loss was recognized during the corresponding periods, as discussed above under Impairment of Property and Equipment and ROU Assets (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$1,497
Certain ROU assets, net	$244	$—	$—	$244	$39

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 28, 2022 reflecting certain property and equipment and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Property and Equipment and ROU Assets" (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$442
Certain ROU assets, net	$327	$—	$—	$327	$39

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 29, 2021 for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Property and Equipment and ROU Assets" (in thousands):

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively with the option of retrospective application. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise Development Option Agreement with Related Party

On July 11, 2014, EPL and Trimaran Pollo Partners, L.L.C (“Trimaran”) entered into a Franchise Development Option Agreement relating to development of restaurants in the New York–Newark, NY–NJ–CT–PA Combined Statistical Area (the “Territory”). EPL granted Trimaran the exclusive option to develop and open 15 restaurants in the Territory over five years (the “Initial Option”), and, provided that the Initial Option is exercised, the exclusive option to develop and open up to an additional 100 restaurants in the Territory over ten years. The Franchise Development Option Agreement terminates (i) ten years after execution, or (ii) if the Initial Option is exercised, five years after that exercise. Trimaran may only exercise the Initial Option if EPL first determines to begin development of company-operated restaurants in the Territory or support the development of the Territory. The Company has no current intention to begin development in the Territory and as of December 27, 2023, no stores have been opened in the Territory.

On March 28, 2023, Trimaran and certain of Trimaran’s affiliates, (collectively, the “Trimaran Group,”) distributed substantially all of the shares of the Company’s common stock held by the Trimaran Group to their respective investors, members and limited partners.

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 27, 2023	December 28, 2022
Land	$12,323	$12,323
Buildings and improvements	148,259	153,377
Other property and equipment	86,423	83,035
Construction in progress	7,270	3,196
	254,275	251,931
Less: accumulated depreciation and amortization	(170,248)	(173,287)
	$84,027	$78,644

Depreciation and amortization expense was $15.2 million, $14.4 million and $15.2 million for the years ended December 27, 2023, December 28, 2022, and December 29, 2021, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company recorded non-cash impairment charges of $1.5 million, $0.4 million and $0.3 million for the years ended December 27, 2023, December 28, 2022, and December 29, 2021, respectively. See “Impairment of Property and Equipment and ROU Assets” in Note 2 “Summary of Significant Accounting Policies” for additional information.

4. TRADEMARKS AND OTHER INTANGIBLE ASSETS

Domestic trademarks consist of the following (in thousands):

	December 27,	December 28,
	2023	2022
Cost	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Trademarks, net	$61,888	$61,888

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. LEASES

Nature of leases

The Company’s operations utilize property, facilities, equipment and vehicles leased from others. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842.

As of December 27, 2023, the Company had no leases that it had entered into, but had not yet commenced.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and 13 equipment leases that are classified as finance leases.

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

The initial terms of land and restaurant building leases are generally 20 years, exclusive of options to renew. These leases typically have four 5-year renewal options, which have generally been excluded in the calculation of the ROU asset and lease liability, as they are not considered reasonably certain to be exercised, unless there have been significant leasehold improvements that have a useful life that extend past the original lease term. Furthermore, there are no residual value guarantees and no restrictions imposed by the lease.

During the year ended December 27, 2023, the Company reassessed the lease terms on 36 restaurants due to certain triggering events, such as the addition of significant leasehold improvements, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $21.5 million of ROU assets and lease liabilities for the year ended December 27, 2023 were recognized, and will be amortized over the new lease term.

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

There were no reassessments that impacted the original lease classification during the year ended December 27, 2023. The reassessments had an impact on the original lease classification of one property during the year ended December 28, 2022 which represented $0.7 million of the $13.0 million total additional ROU asset and lease liabilities for fiscal 2022. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During fiscal 2023, the Company determined that the carrying value of an ROU assets at one restaurant was not recoverable. As a result, the Company recorded a less than $0.1 million non-cash impairment charge for the year ended

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 27, 2023 related to one restaurant in California. During fiscal 2022, the Company determined that the carrying value of an ROU assets at one restaurant was not recoverable. As a result, the Company recorded a less than $0.1 million non-cash impairment charge for the year ended December 28, 2022 related to one restaurant closed in California. During fiscal 2021, the Company determined that the carrying value of ROU assets at two restaurants were not recoverable. As a result, the Company recorded a $0.4 million non-cash impairment charge for the year ended December 29, 2021 related to one restaurant closed in Texas in 2019 and one restaurant closed in California.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	December 27, 2023			December 28, 2022			December 29, 2021
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$73	$2	$75	$73	$2	$75	$78	$2	$80
Interest on lease liabilities	40	5	45	42	3	45	58	1	59
Operating lease cost:
Fixed rent cost	27,597	387	27,984	26,537	1,005	27,542	26,501	1,122	27,623
Short-term lease cost	—	8	8	—	18	18	—	21	21
Variable lease cost	546	1,279	1,825	597	677	1,274	539	354	893
Sublease income	(5,570)	—	(5,570)	(4,555)	—	(4,555)	(3,823)	—	(3,823)
Total lease cost	$22,686	$1,681	$24,367	$22,694	$1,705	$24,399	$23,353	$1,500	$24,853

The following table presents the Company’s total lease cost on the consolidated statement of income (in thousands):

	December 27, 2023	December 28, 2022	December 29, 2021
Lease cost – Occupancy and other operating expenses	$23,736	$23,730	$24,020
Lease cost – General & administrative	492	465	413
Lease cost – Depreciation and amortization	75	73	78
Lease cost – Interest expense	45	45	59
Lease cost – Closed-store reserve	19	86	283
Total lease cost	$24,367	$24,399	$24,853

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following cash and non-cash activities associated with its leases (dollar amounts in thousands):

	December 27, 2023			December 28, 2022			December 29, 2021
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$27,835	$321	$28,156	$27,221	$953	$28,174	$26,414	$1,084	$27,498
Financing cash flows used for finance leases	$93	$65	$158	$106	$56	$162	$102	$46	$148

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$21,448	$54	$21,502	$12,978	$92	$13,070	$17,763	$—	$17,763
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$135	$135	$—	$28	$28	$—	$196	$196
Derecognition of ROU assets due to terminations, impairment or modifications	$(40)	$(4)	$(44)	$(39)	$(35)	$(74)	$(4,513)	$(99)	$(4,612)

Other Information
Weighted-average remaining years in lease term—finance leases	16.87	3.15		17.87	3.19		18.42	4.02
Weighted-average remaining years in lease term—operating leases	10.42	3.33		10.73	1.73		11.27	1.44
Weighted-average discount rate—finance leases	2.57%	5.68%		2.57%	1.53%		2.78%	1.54%
Weighted-average discount rate—operating leases	5.00%	4.52%		4.54%	3.80%		4.45%	3.89%

Information regarding the Company’s minimum future lease obligations at December 27, 2023 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 25, 2024	$191	$28,328	$5,886
December 31, 2025	187	27,126	5,518
December 30, 2026	154	25,043	5,034
December 29, 2027	144	23,581	4,858
December 27, 2028	103	21,384	4,484
Thereafter	1,376	118,426	27,854
Total	$2,155	$243,888	$53,634
Less: imputed interest (2.57% - 5.68%)	(398)	(56,314)
Present value of lease obligations	1,757	187,574
Less: current maturities	(140)	(19,490)
Noncurrent portion	$1,617	$168,084

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

For the years ended December 27, 2023, December 28, 2022, and December 29, 2021, the Company received $0.3 million, $0.4 million and $0.4 million, respectively, of lease income from company-owned locations.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. For borrowings under the 2022 Revolver during fiscal 2023, the interest rate range was 5.7% to 7.0%. For borrowings under the 2022 Revolver and the 2018 Revolver during fiscal 2022, the interest rate range was 1.4% to 6.0%. The interest rate under the 2022 Revolver was 7.0% at December 27, 2023 and 5.7% at December 28, 2022. For the year ended December 27, 2023, the Company had interest expense of $4.4 million under the 2022 Revolver. For the years ended December 28, 2022 and December 29, 2021, the Company had interest expense of $0.9 million and $1.2 million, respectively, under the 2022 Revolver and the 2018 Revolver.

The 2022 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 27, 2023.

At December 27, 2023, $9.8 million of letters of credit and $84.0 million of borrowings were outstanding under the 2022 Revolver. The amount available under the 2022 Revolver was $56.2 million at December 27, 2023. At December 28, 2022, $9.8 million of letters of credit and $66.0 million of borrowings were outstanding under the 2022 Revolver. The amount available under the 2022 Revolver was $74.2 million at December 28, 2022.

Maturities

On July 27, 2022, the Company refinanced and terminated the 2018 Revolver pursuant to the 2022 Credit Agreement. The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. During the year ended December 27, 2023, the Company borrowed $18.0 million net of pay downs of $21.0 million on its 2022 Revolver. During the year ended December 28, 2022, the Company borrowed $26.0 million net of pay downs of $20.0 million on its 2022 Revolver. There are no required principal payments prior to maturity for the 2022 Revolver.

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

The following table summarizes the effect of the Company’s cash flow hedge accounting on the consolidated statements of income (in thousands):

	December 27, 2023	December 28, 2022	December 29, 2021
Interest expense on hedged portion of debt	$—	$439	$568
Interest (income) expense on interest rate swap	(170)	(296)	486
Interest (income) expense on debt and derivatives, net	$(170)	$143	$1,054

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the years ended December 27, 2023, December 28, 2022 and December 29, 2021 (in thousands):

				(Gain) Loss Reclassified from
	Net Gain Recognized in OCI			AOCI into Interest Income
	December 27, 2023	December 28, 2022	December 29, 2021	December 27, 2023	December 28, 2022	December 29, 2021
Interest rate swap	$—	$862	$257	$(170)	$(296)	$486

See Note 2 “Summary of Significant Accounting Policies” for the fair value of the Company’s derivative asset.

7. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 27, 2023	December 28, 2022
Accrued sales and property taxes	$5,229	$5,270
Gift card liability	4,877	4,667
Loyalty rewards program liability	687	526
Accrued advertising	3,010	831
Accrued legal settlements and professional fees	720	1,303
Deferred franchise and development fees	586	610
Other	3,252	1,913
Total other accrued expenses and current liabilities	$18,361	$15,120

8. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 27, 2023	December 28, 2022
Deferred franchise and development fees	$6,411	$5,767
Other	34	89
Total other noncurrent liabilities	$6,445	$5,856

9. INCOME TAXES

The provision for income taxes is based on the following components (in thousands):

	December 27,	December 28,	December 29,
For the Years Ended	2023	2022	2021
Current income taxes:
Federal	$6,572	$2,366	$7,163
State	1,846	1,112	2,158
Total current	8,418	3,478	9,321
Deferred income taxes:
Federal	(29)	2,958	93
State	935	1,642	918
Total deferred	906	4,600	1,011
Tax provision for income taxes	$9,324	$8,078	$10,332

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21.0% for fiscal 2023, 2022 and 2021 as follows:

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 27,	December 28,	December 29,
For the Years Ended	2023	2022	2021
Statutory federal income tax rate applied to earnings before income taxes and extraordinary items	21.0%	21.0%	21.0%
State income tax expense (net of federal benefit)	6.4	7.7	5.9
Change in valuation allowance	(19.3)	—	0.1
State credit expiration	19.1	—	—
TRA expense (income)	0.1	(0.3)	—
162(m)	0.6	0.5	0.8
WOTC Credit	(0.7)	(0.9)	(0.5)
Stock option exercises	0.1	0.3	(1.4)
Deferred tax liability true up	(1.1)	—	—
Other	0.5	(0.3)	0.3
Total	26.7%	28.0%	26.2%

As of December 27, 2023, the Company had no federal and less than $0.1 million state NOL carryforwards. These State NOLs expire beginning 2029. The utilization of NOL carryforwards and state enterprise zone credits may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the Company concluded that it is more likely than not that its deferred tax assets except for certain state credits will be realized. In fiscal 2021 and 2022, the Company recorded a valuation allowance of approximately $0.1 million and $0.5 million, respectively, against its deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire. As of December 27, 2023, the Company released the corresponding valuation allowance since the ten-year carryover period for California Enterprise Zone credits expired at the end of fiscal 2023. As of December 28, 2022, the deferred tax assets related to the California Enterprise Zone credits, net of valuation allowances are $0.5 million.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. The TRA charge expense (benefit) is a permanent add-back to the Company’s taxable income. In fiscal 2023, 2022 and 2021, TRA resulted in $0.1 million of expense, $0.4 million of income and less than $0.1 of expense, respectively, in each case as a result of the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income. In fiscal 2023, 2022 and 2021, the Company paid $0.3 million, $0.4 million and $1.7 million, respectively, to its pre-IPO stockholders under the TRA.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets and liabilities as of December 27, 2023 and December 28, 2022 are summarized below.

	December 27,	December 28,
	2023	2022
Deferred assets:
Capital leases	$62	$55
Accrued vacation	470	508
Accrued workers’ compensation	2,352	2,201
Enterprise zone and other credits	—	7,258
Net operating losses	5	5
Fixed assets	2,705	2,392
ROU liabilities	50,735	50,112
Other	5,560	4,397
Total deferred tax assets	61,889	66,928
Valuation allowance	—	(6,727)
Net deferred tax assets	61,889	60,201
Deferred liabilities:
Goodwill	(5,938)	(6,420)
Trademark	(16,740)	(16,721)
Prepaid expense	(1,128)	(595)
ROU assets	(45,445)	(44,737)
Fixed assets	(1,470)	—
Other	(46)	267
Deferred tax liabilities	(70,767)	(68,206)
Net deferred tax liability	$(8,878)	$(8,005)

The net deferred tax asset/(liability) amounts above as of December 27, 2023 and December 28, 2022 have been classified in the accompanying consolidated balance sheets as noncurrent assets/(liabilities) and are as follows (in thousands):

	December 27,	December 28,
	2023	2022
Noncurrent:
(Liabilities) assets - state	$(416)	$512
Liabilities - federal	(8,462)	(8,517)
Net deferred tax liability	$(8,878)	$(8,005)

As of December 27, 2023 and December 28, 2022, the Company had no accrual for unrecognized tax benefits. Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months. The Company is subject to taxation in the United States and in various state jurisdictions.

The Company is no longer subject to U.S. examination for years before 2020 by the federal taxing authority, and for years before 2019 by state taxing authorities.

10. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan were $0.8 million for the years ended December 27, 2023, December 28, 2022 and December 29, 2021.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. STOCK-BASED COMPENSATION

Pursuant to the 2018 Omnibus Equity Incentive Plan the Company grants stock options (“options”), restricted stock units, performance-based stock units and restricted stock. The Company has authorized 5,652,240 shares of common stock for issuance in connection with stock awards. On June 8, 2021, the Company’s stockholders approved amending the Equity Incentive Plan, formerly the 2018 Omnibus Equity Incentive Plan, under which the new aggregate share limit was increased to be 2,000,000 shares. As of December 27, 2023, 610,098 shares were available for grant.

During the years ended December 27, 2023, December 28, 2022 and December 29, 2021, the Company recognized stock-based compensation expense of $3.0 million, $3.5 million and $3.2 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of income.

Stock Options

At December 27, 2023, options to purchase 843,320 shares of common stock of the Company were outstanding, including 380,896 vested and 462,424 unvested. Unvested options vest over time, or upon the Company’s achievement of annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 27, 2023, there were no premium options that were granted above the stock price at date of grant. In fiscal 2023, the Company granted 562,344 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2023 had a four year vesting period. Stock options generally expire ten years from the date of grant. In fiscal 2022, the Company granted 372,958 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2022 had a four year vesting period. Stock options generally expire 10 years from the date of grant. Changes in options for the years ended December 27, 2023 and December 28, 2022, are as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 29, 2021	978,078	$11.45
Grants	372,958	10.54
Exercised	(185,798)	9.22
Forfeited, cancelled or expired	(97,059)	12.06
Outstanding – December 28, 2022	1,068,179	$9.92
Grants	562,344	9.15
Exercised	(219,960)	5.32
Forfeited, cancelled or expired	(567,243)	$10.63
Outstanding – December 27, 2023	843,320	$10.13	6.73	$33
Vested and expected to vest at December 27, 2023	835,581	$10.14	6.71	$32
Exercisable at December 27, 2023	380,896	$11.09	3.90	$—

The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $0.9 million, $0.8 million and $1.6 million for fiscal years 2023, 2022 and 2021, respectively.

The Company measures and recognizes compensation expense for the estimated fair value of stock options for employees and non-employee directors and similar awards based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. For options that were based on performance requirements, costs were recognized over periods to which the performance criteria related. In order to calculate the Company’s stock options’ fair values and the associated compensation costs for share-based awards, the Company utilizes the Black–Scholes option pricing model and has developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The Company calculates the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of the Company’s employee stock options. The Company does not anticipate paying any cash dividends for the foreseeable future and therefore uses an expected dividend yield of zero for option valuation purposes. Expected volatility is based on the Company’s historical data. Volatility is calculated by taking the historical daily closing equity prices of the Company, prior to the grant date, over a period equal to the expected term.

The weighted-average estimated fair value of employee stock options granted in fiscal 2023 and 2022 was $4.41 and $4.89 per share, respectively, using the Black–Scholes model with the following weighted-average assumptions used to value the option grants:

	December 27, 2023	December 28, 2022
Expected volatility	43.8%	43.0%
Risk-free interest rate	3.7%	2.9%
Expected term (years)	6.20	6.25
Expected dividends	—	—

As of December 27, 2023, the Company had total unrecognized compensation expense of $1.8 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.9 years.

The above assumptions generally require significant judgment. If in the future the Company determines that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected term, the fair value calculated for the Company’s stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.

The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2023, 2022 and 2021. The Company will continue to use significant judgment in evaluating the expected term, volatility, and forfeiture rate related to its stock-based compensation.

Restricted Shares

In fiscal 2023 and 2022, 454,081 and 356,610 restricted share awards were granted, respectively, at the fair market value on the date of grant. These grants vest based on continued service over one year for directors and four years for employees.

Changes in restricted shares for the years ended December 27, 2023 and December 28, 2022, are as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 29, 2021	495,780	$13.92
Granted	356,610	$10.37
Released	(201,043)	$13.32
Forfeited, cancelled, or expired	(105,867)	$12.91
Unvested shares at December 28, 2022	545,480	$12.02
Granted	454,081	$9.08

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Released	(190,415)	$12.25
Forfeited, cancelled, or expired	(271,685)	$11.06
Unvested shares at December 27, 2023	537,461	$9.94

As of December 27, 2023, there was total unrecognized compensation expense of $3.5 million related to unvested restricted share awards, which the Company expects to recognize over a weighted-average period of 2.48 years and unrecognized compensation expense of $0.3 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 0.87 years.

12. EARNINGS PER SHARE

Basic EPS is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 27, 2023, December 28, 2022, and December 29, 2021. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

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

For the year ended December 27, 2023, the Company repurchased 2,030,850 shares of common stock under the 2022 Stock Repurchase Plan, using open market purchases, for total consideration of approximately $20.0 million. The common stock repurchased under 2022 Stock Repurchase Plan were retired upon repurchase. The 2022 Stock Repurchase Plan commenced on January 9, 2023, and was completed on July 12, 2023.

On August 7, 2023, the Company entered into a Stock Repurchase Agreement with FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”), pursuant to which the Company agreed to purchase an aggregate of 2,500,000 shares of the Company’s common stock from the Sellers at a price of $10.63 per share, representing the closing price of such shares as listed on Nasdaq on August 7, 2023, for a total purchase price of $26.6 million. The repurchase was completed in August 2023.

Prior to the repurchase, Freeman Spogli & Co. (“Freeman Spogli”), collectively with the Sellers and certain other funds managed by Freeman Spogli, was the Company’s largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, is a general partner of Freeman Spogli and its chief executive officer.

On November 2, 2023, the Company announced that its Board of Directors approved a share repurchase program under which the Company is authorized to repurchase up to $20,000,000 of shares of the Company’s common stock. Shares may be repurchased from time to time on the open market, in block trades, pursuant to structured or derivative transactions or in privately negotiated transactions. The amount and timing of any shares repurchased under the program will be determined at the discretion of management and will depend on a number of factors, including the market price of the Company’s stock, trading volume, general market and economic conditions, the Company’s capital position, legal requirements, and other factors. The Company may also from time to time establish one or more plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, for the repurchase of shares of its common stock under the program. The repurchase program does not obligate the Company to acquire any particular number of shares. The repurchase program will terminate on March 31, 2025 and may be modified, suspended or discontinued at any time.

On November 29, 2023, in accordance with the board approved share repurchase program, the Company entered into a second Stock Repurchase Agreement with the Sellers (the “Repurchase Agreement”), pursuant to which the Company agreed to purchase an aggregate of 1,500,000 shares of the Company’s common stock from the Sellers at a price of

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$8.40 per share, representing the closing price of such shares as listed on Nasdaq on November 29, 2023, for a total purchase price of $12,600,000. The repurchase was completed on December 4, 2023. Following completion of this repurchase, approximately $7.4 million of our common stock remained available for repurchase under the share repurchase program at December 27, 2023. John Roth, a former director of the Company until his resignation effective August 16, 2023, is a general partner and chief executive officer of Freeman Spogli, which manages the Sellers.

Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data.

	For the Years Ended
	December 27,	December 28,	December 29,
	2023	2022	2021
Numerator:
Net income	$25,554	$20,801	$29,121
Denominator:
Weighted-average shares outstanding—basic	34,253,542	36,350,579	35,973,892
Weighted-average shares outstanding—diluted	34,374,706	36,575,904	36,446,756
Net income per share—basic	$0.75	$0.57	$0.81
Net income per share—diluted	$0.74	$0.57	$0.80
Anti-dilutive securities not considered in diluted EPS calculation	972,181	535,574	136,397

Below is a reconciliation of basic and diluted share counts.

	For the Years Ended
	December 27,	December 28,	December 29,
	2023	2022	2021
Weighted-average shares outstanding—basic	34,253,542	36,350,579	35,973,892
Dilutive effect of stock options and restricted shares	121,164	225,325	472,864
Weighted-average shares outstanding—diluted	34,374,706	36,575,904	36,446,756

13. COMMITMENTS AND CONTINGENCIES

Legal Matters

On or about November 5, 2015, a purported Holdings shareholder filed a derivative complaint on behalf of Holdings in the Court of Chancery of the State of Delaware against certain Holdings officers, directors and Trimaran, under the caption Armen Galustyan v. Sather, et al. (Case No. 11676-VCL). The derivative complaint alleges that these defendants breached their fiduciary duties to Holdings and were unjustly enriched when they sold shares of Holdings at artificially inflated prices due to alleged misrepresentations and omissions regarding EPL’s comparable store sales in the second quarter of 2015. The Holdings shareholder’s requested remedies include an award of compensatory damages to Holdings, as well as a court order to improve corporate governance by putting forward for stockholder vote certain resolutions for amendments to Holdings’ Bylaws or Certificate of Incorporation. The Holdings shareholder voluntarily dismissed the action on October 7, 2020. A second purported Holdings shareholder filed a derivative complaint on or about September 23, 2016, under the caption Diep v. Sather, CA 12760-VCL in the Delaware Court of Chancery. The Diep action is also purportedly brought on behalf of Holdings, names the same defendants and asserts substantially the same claims on substantially the same alleged facts as does Galustyan. Defendants moved to stay or dismiss the Diep action.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 21, 2021, while the SLC’s motion to dismiss the Diep action was pending, the Company filed a notice of proposed partial settlement of the Diep action with respect to defendants Kay Bogeajis, Laurance Roberts, Stephen J. Sather, Edward J. Valle, Douglas K. Ammerman, and Samuel N. Borgese (collectively, the “Settling Defendants”). Defendant Trimaran was not a party to the settlement. The court approved the settlement of $625,000, less Plaintiffs’ fees of $156,250, on September 10, 2021, and dismissed all claims brought, or that could have been brought, against Settling Defendants. In connection with this settlement, the Company received $469,000 in insurance proceeds, which was recorded within general and administrative expenses in the Company’s statement of income for the year ended December 29, 2021.

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

At December 27, 2023, the Company’s total estimated commitment to purchase chicken was $31.3 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of December 27, 2023, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.8 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 27, 2023 was $2.6 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of December 27, 2023, the Company had employment agreements with two of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

14. RELATED PARTY TRANSACTIONS

On March 28, 2023, Trimaran Group distributed substantially all of the shares of the Company’s common stock held by the Trimaran Group to their respective investors, members and limited partners.

Additionally, on November 29, 2023, the Company entered into the Stock Repurchase Agreement with the Sellers. The Company previously repurchased 2,500,000 shares of its common stock from the Sellers pursuant to a Stock Repurchase Agreement, dated August 7, 2023, as previously reported on Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2023. John Roth, a former director of the Company until his resignation effective August 16, 2023, is a general partner and chief executive officer of Freeman Spogli, which manages the Sellers. See Note 12 “Earnings per Share” for additional information.

15. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Nature of products and services

The Company has two revenue streams, company-operated restaurant revenue and franchise related revenue. See Note 2 “Summary of Significant Accounting Policies” for a description of the revenue recognition policies.

Franchise and franchise advertising fee revenue

Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services, and rental income for subleases to franchisees. Franchise advertising fee revenue consists of advertising contributions received from franchisees.

Disaggregated revenue

The following table presents the Company’s revenues for the years ended December 27, 2023, December 28, 2022 and December 29, 2021 disaggregated by revenue source and market (in thousands):

	December 27, 2023	December 28, 2022	December 29, 2021
Core Market(1):
Company-operated restaurant revenue	$381,319	$384,504	$371,067
Franchise revenue	19,805	17,953	16,062
Franchise advertising fee revenue	13,520	13,223	12,017
Total core market	$414,644	$415,680	$399,146
Non-Core Market(2):
Company-operated restaurant revenue	$17,118	$18,714	$23,666
Franchise revenue	21,197	20,272	17,667
Franchise advertising fee revenue	15,705	15,293	13,884
Total non-core market	$54,020	$54,279	$55,217
Total revenue	$468,664	$469,959	$454,363

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Core Market includes markets with existing company-operated restaurants at the time of the Company’s Initial Public Offering ("IPO") on July 28, 2014.
(2)	Non-Core Market includes markets entered into by the Company subsequent to the IPO date.

The following table presents the Company’s revenues disaggregated by geographic market for the years ended December 27, 2023, December 28, 2022 and December 29, 2021:

	December 27, 2023	December 28, 2022	December 29, 2021
Greater Los Angeles area market	71.3%	71.2%	70.9%
Other markets	28.7%	28.8%	29.1%
Total	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the year ended December 27, 2023 and December 28, 2022 (in thousands):

December 29, 2021	$6,328
Revenue recognized - beginning balance	(744)
Additional contract liability	793
December 28, 2022	$6,377
Revenue recognized - beginning balance	(791)
Additional contract liability	1,411
December 27, 2023	$6,997

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

For the year ended December 27, 2023, there was an increase to the contract liability balance due to the Company’s completion of the sale of 18 company-operated restaurants within the California, Utah and Texas to an existing franchisee. This resulted in a net gain on sale of restaurant of $5.0 million including an additional contract liability of $0.3 million, relating to allocation of the transaction price to various performance obligations under the applicable contracts of the sale. For the year ended December 28, 2022, there was an increase to the contract liability balance due to the Company’s completion of the sale of three company-operated restaurants within the Orange County area to an existing franchisee. This resulted in additional contract liability of $0.8 million, relating to allocation of the transaction price to various performance obligations under the applicable contracts of the sale.

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 27, 2023 (in thousands):

Franchise revenues:
2024	$600
2025	555
2026	533
2027	513
2028	484
Thereafter	4,312
Total	$6,997

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the loyalty rewards program liability included in other accrued expenses and current liabilities on the consolidated balance sheets were as follows (in thousands):

	December 27, 2023	December 28, 2022	December 29, 2021
Loyalty rewards liability, beginning balance	$526	$687	$900
Revenue deferred	2,065	2,754	2,677
Revenue recognized	(1,904)	(2,915)	(2,890)
Loyalty rewards liability, ending balance	$687	$526	$687

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of December 27, 2023 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the consolidated balance sheets was as follows (in thousands):

	December 27, 2023	December 28, 2022
Gift card liability	$4,877	$4,667

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	December 27, 2023	December 28, 2022	December 29, 2021
Revenue recognized from gift card liability balance at the beginning of the year	$1,064	$1,145	$1,218

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 27, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2023 based on the criteria in Internal Control — Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 27, 2023 based on the criteria established in the 2013 Framework.

The effectiveness of our internal control over financial reporting as of December 27, 2023 has been audited by BDO USA, P.C., the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 27, 2023 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on Internal Control over Financial Reporting

We have audited El Pollo Loco Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 27, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 27, 2023 and December 28, 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2023, and the related notes and our report dated March 8, 2024, expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Costa Mesa, California

March 8, 2024

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2023 fiscal year. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. The current version of the Code of Business Conduct and Ethics is available on our website under the Corporate Governance section at www.elpolloloco.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.elpolloloco.com.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2023 fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2023 fiscal year.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2023 fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2023 fiscal year.

PART IV

ITEM 15.EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report:

(1)	Financial Statements: Consolidated financial statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556
3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556
3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	2/2/2024	001-36556
4.1	Description of El Pollo Loco Holdings, Inc. Capital Stock	X
4.2	Rights Agreement, dated as of August 8, 2023, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/9/2023	001-36556
10.1	Income Tax Receivable Agreement, dated July 30, 2014, between El Pollo Loco Holdings, Inc., and Trimaran Pollo Partners, L.L.C.		10-Q	9/24/2014	10.1	11/7/2014	001-36556
10.2	Franchise Development Agreement (Exclusive), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and Anil Yadav and Atour Eyvazian, collectively, as developer		8-K	N/A	10.1	8/22/2014	001-36556
10.3	Consent to and Assignment of Development Rights (Initial Change of Entity), dated August 20, 2014, between El Pollo Loco, Inc., as franchisor, and (i) Anil Yadav and Atour Eyvazian, collectively, as		8-K	N/A	10.2	8/22/2014	001-36556

	assignor, and (ii) AA Pollo, Inc., as assignee
10.4	Franchise Development Option Agreement, dated July 11, 2014, between El Pollo Loco, Inc., and Trimaran Pollo Partners, L.L.C.	S-1/A	N/A	10.14	7/14/2014	333-197001
10.5	Stockholders Agreement, dated as of November 18, 2005, by and among El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and the stockholders listed therein	S-1	N/A	10.3	6/24/2014	333-197001
10.6	Amendment No. 1 to Stockholders Agreement, dated as of April 20, 2006, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.	S-1	N/A	10.4	6/24/2014	333-197001
10.7	Amendment No. 2 to Stockholders Agreement, dated as of December 26, 2007, by and between El Pollo Loco Holdings, Inc. (formerly Chicken Acquisition Corp.) and Trimaran Pollo Partners, L.L.C.	S-1	N/A	10.5	6/24/2014	333-197001
10.8	Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of March 8, 2006	S-1	N/A	10.6	6/24/2014	333-197001
10.9	Amendment No. 1 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of December 26, 2007	S-1	N/A	10.7	6/24/2014	333-197001
10.10	Amendment No. 2 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of January 30, 2008	S-1	N/A	10.8	6/24/2014	333-197001
10.11	Amendment No. 3 to Second Amended and Restated Limited Liability Company Operating Agreement of Trimaran Pollo Partners, L.L.C., dated as of July 14, 2011	S-1	N/A	10.9	6/24/2014	333-197001
10.12	Form of Franchise Agreement	S-1	N/A	10.12	6/24/2014	333-197001
10.13	Form of Franchise Development Agreement	S-1	N/A	10.13	6/24/2014	333-197001

10.14	Form of Franchise Agreement (2019)		10-K	12/25/2019	10.15	3/6/2020	001-36556
10.15	Form of Franchise Development Agreement (2019)		10-K	12/25/2019	10.16	3/6/2020	001-36556
10.16	Form of Franchise Agreement (2021)		10-K	N/A	10.17	3/11/2022	001-36556
10.17	Form of Franchise Development Agreement (2021)		10-K	N/A	10.18	3/11/2022	001-36556
10.18	Form of Franchise Agreement (2022)	X
10.19	Form of Franchise Development Agreement (2022)	X
10.20	Credit Agreement, dated as of July 27, 2022, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., as guarantor, the other guarantors party thereto, the lenders party thereto and Bank of America, as administrative agent, swingline lender and letter of credit issuer		8-K	N/A	10.1	8/2/2022	001-36556
10.21	Supplemental Agreement, dated as of August 31, 2022, by and among El Pollo Loco Holdings, Inc., FS Equity Partners V, L.P., and FS Affiliates V, L.P.		10-Q	N/A	10.4	11/4/2022	001-36556
10.22*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers		S-1/A	N/A	10.27	7/22/2014	333-197001
10.23*	2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.22	7/22/2014	333-197001
10.24*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.25	7/22/2014	333-197001
10.25*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.26	7/22/2014	333-197001
10.26*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)		10-Q	6/29/2016	10.27	8/5/2016	001-36556
10.27*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		10-Q	9/28/2016	10.28	11/4/2016	001-36556

10.28*	2018 Omnibus Equity Incentive Plan		S-8	N/A	4.3	8/6/2018	333-226621
10.29*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.24	3/6/2020	001-36556
10.30*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan (Non-Employee Directors)		10-K	12/25/2019	10.25	3/6/2020	001-36556
10.31*	Form of Restricted Stock Unit Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.26	3/6/2020	001-36556
10.32*	Form of Stock Option Awards Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.27	3/6/2020	001-36556
10.33*	El Pollo Loco Holdings, Inc. Equity Incentive Plan		8-K	N/A	10.1	6/14/2021	001-36556
10.34*	Form of Stock Option Awards Agreement under 2021 Equity Incentive Plan		10-K	N/A	10.31	3/11/2022	001-36556
10.35*	Form of Restricted Share Agreement under 2021 Equity Incentive Plan		10-K	N/A	10.32	3/11/2022	001-36556
10.36*	Form of Restricted Stock Agreement under 2021 Equity Incentive Plan (Non-Employee Directors)		10-K	N/A	10.33	3/11/2022	001-36556
10.37*	Form of Restricted Stock Agreement under 2023 Equity Incentive Plan (Non-Employee Directors)	X
10.38*	Employment Agreement, dated March 9, 2022, between El Pollo Loco, Inc. and Laurance Roberts		10-K	3/9/2022	10.37	3/11/2022	001-36556
10.39*	Release and Consulting Agreement, dated November 1, 2023, between El Pollo Loco Holdings, Inc. and Laurance Roberts		8-K	N/A	10.2	11/2/2023	001-36556
10.40*	Employment Agreement, dated June 28, 2022, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K	N/A	10.1	7/1/2022	001-36556
10.41*	Employment Agreement, dated November 1, 2023, between El Pollo Loco Holdings, Inc and Maria Hollandsworth		8-K	N/A	10.1	11/2/2023	001-36556
10.42*	Retention Award Agreement, dated November 2, 2023, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K	N/A	10.3	11/2/2023	001-36556
10.43	Stock Repurchase Agreement, dated November 29, 2023, between El Pollo Loco		8-K	N/A	99.1	12/4/2023	001-36556

Holdings, Inc., FS Equity Partners V, L.P. and FS Affiliates V, L.P.
21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, P.C.	X
31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
97.1	El Pollo Loco Holdings, Inc. Clawback Policy	X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Maria Hollandsworth
Maria Hollandsworth
President, Interim Chief Executive Officer and Chief Operating Officer
Date:	March 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Maria Hollandsworth	President and Interim Chief Executive Officer and Chief Operating Officer (principal executive officer)	March 8, 2024
Maria Hollandsworth

/s/ Ira Fils	Chief Financial Officer (principal financial and accounting officer)	March 8, 2024
Ira Fils

/s/ William R. Floyd	Chairman and Director	March 8, 2024
William R. Floyd

/s/ Douglas J. Babb	Director	March 8, 2024
Douglas J. Babb

/s/ Samuel N. Borgese	Director	March 8, 2024
Samuel N. Borgese

/s/ Mark Buller	Director	March 8, 2024
Mark Buller

/s/ Michael G. Maselli	Director	March 8, 2024
Michael G. Maselli

/s/ Nancy Faginas-Cody	Director	March 8, 2024
Nancy Faginas-Cody

/s/ Deborah Gonzalez	Director	March 8, 2024
Deborah Gonzalez
/s/ Carol Lynton	Director	March 8, 2024
Carol Lynton