Form 10-Q
period 2024-03-27
El Pollo Loco Holdings, Inc.
filed 2024-05-03
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2024

or

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

As of April 26, 2024, there were 31,099,611 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share data)

	March 27,	December 27,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$9,121	$7,288
Accounts and other receivables, net	10,613	10,148
Inventories	1,736	1,911
Prepaid expenses and other current assets	5,361	5,634
Income tax receivable	—	153
Total current assets	26,831	25,134
Property and equipment, net	86,304	84,027
Property and equipment held under finance lease, net	1,635	1,528
Property and equipment held under operating leases, net ("ROU asset")	169,628	168,007
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other assets	3,063	3,043
Total assets	$598,023	$592,301
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$168	$140
Current portion of obligations under operating leases	19,640	19,490
Accounts payable	11,881	12,541
Accrued salaries and vacation	6,877	9,332
Accrued insurance	11,739	11,831
Accrued income taxes payable	2,185	70
Accrued interest	325	394
Current portion of income tax receivable agreement payable	422	422
Other accrued expenses and current liabilities	21,984	18,361
Total current liabilities	75,221	72,581
Revolver loan	80,000	84,000
Obligations under finance leases, net of current portion	1,703	1,617
Obligations under operating leases, net of current portion	169,617	168,084
Deferred taxes	8,813	8,878
Other noncurrent liabilities	6,380	6,445
Total liabilities	341,734	341,605
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 31,179,519 and 31,353,223 shares issued and outstanding as of March 27, 2024 and December 27, 2023, respectively	312	313
Additional paid-in-capital	236,103	236,421
Retained earnings	19,874	13,962
Total stockholders’ equity	256,289	250,696
Total liabilities and stockholders’ equity	$598,023	$592,301

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended
	March 27, 2024	March 29, 2023
Revenue
Company-operated restaurant revenue	$97,153	$97,873
Franchise revenue	11,348	9,672
Franchise advertising fee revenue	7,652	6,981
Total revenue	116,153	114,526
Cost of operations
Food and paper cost	25,619	26,902
Labor and related expenses	30,580	31,541
Occupancy and other operating expenses	23,865	24,886
Gain on recovery of insurance proceeds, lost profits, net	—	(151)
Company restaurant expenses	80,064	83,178
General and administrative expenses	11,925	11,199
Franchise expenses	10,602	9,032
Depreciation and amortization	3,851	3,637
Loss on disposal of assets	41	30
Gain on recovery of insurance proceeds, property, equipment and expenses	(41)	(242)
Gain on disposition of restaurants	—	(136)
Impairment and closed-store reserves	32	77
Total expenses	106,474	106,775
Income from operations	9,679	7,751
Interest expense, net	1,564	1,004
Income tax receivable agreement income	—	(122)
Income before provision for income taxes	8,115	6,869
Provision for income taxes	2,203	1,951
Net income	$5,912	$4,918
Net income per share
Basic	$0.19	$0.14
Diluted	$0.19	$0.13
Weighted-average shares used in computing net income per share
Basic	30,777,769	36,234,105
Diluted	30,937,226	36,478,158

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 27, 2024	March 29, 2023
Net income	$5,912	$4,918
Other comprehensive (loss) income
Changes in derivative instruments
Reclassifications of (loss) gains into net income	—	(85)
Income tax benefit	—	22
Other comprehensive (loss) income, net of taxes	—	(63)
Comprehensive income	$5,912	$4,855

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended March 27, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 27, 2023	31,353,223	$313	$236,421	$13,962	$—	$250,696
Stock-based compensation	—	—	920	—	—	920
Issuance of common stock upon exercise of stock options, net	5	—	—	—	—	—
Repurchase of common stock	(136,400)	(1)	(1,226)	—	—	(1,227)
Repurchase of common stock - excise tax	—	—	(12)	—	—	(12)
Forfeiture of common stock related to restricted shares	(37,309)	—	—	—	—	—
Net income	—	—	—	5,912	—	5,912
Balance, March 27, 2024	31,179,519	$312	$236,103	$19,874	$—	$256,289

	Thirteen Weeks Ended March 29, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Deficit	(Loss) Income	Equity
Balance, December 28, 2022	37,008,061	$370	$292,244	$(11,592)	$126	$281,148
Stock-based compensation	—	—	771	—	—	771
Issuance of common stock upon exercise of stock options, net	4,344	—	43	—	—	43
Repurchase of common stock	(552,349)	(6)	(6,205)	—	—	(6,211)
Repurchase of common stock - excise tax	—	—	(62)	—	—	(62)
Forfeiture of common stock related to restricted shares	(9,579)	—	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(63)	(63)
Net income	—	—	—	4,918	—	4,918
Balance, March 29, 2023	36,450,477	$364	$286,791	$(6,674)	$63	$280,544

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 27, 2024	March 29, 2023
Cash flows from operating activities:
Net income	$5,912	$4,918
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,851	3,637
Stock-based compensation expense	920	771
Income tax receivable agreement income	—	(122)
Fire insurance proceeds for expenses paid and lost profit	—	151
Gain on disposition of restaurants	—	(136)
Loss on disposal of assets	41	30
Gain on recovery of insurance proceeds, property, equipment and expenses, net	—	(242)
Impairment of property and equipment	—	40
Amortization of deferred financing costs	48	58
Deferred income taxes, net	(65)	723
Changes in operating assets and liabilities:
Accounts and other receivables	(312)	(2,218)
Inventories	175	335
Prepaid expenses and other current assets	273	(1,073)
Income taxes payable	2,115	1,142
Other assets	(67)	(51)
Accounts payable	(2,732)	(806)
Accrued salaries and vacation	(2,455)	(1,733)
Accrued insurance	(92)	173
Other accrued expenses and liabilities	3,551	(1,778)
Net cash flows provided by operating activities	11,163	3,819
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	162
Proceeds from fire insurance for property and equipment	41	138
Purchase of property and equipment	(4,162)	(5,980)
Net cash flows used in investing activities	(4,121)	(5,680)
Cash flows from financing activities:
Payments on revolver and swingline loan	(4,000)	(8,000)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	—	43
Payment of obligations under finance leases	(48)	(38)
Repurchases of common stock	(1,161)	(5,848)
Net cash flows used in by financing activities	(5,209)	(13,843)
Increase (decrease) in cash and cash equivalents	1,833	(15,704)
Cash and cash equivalents, beginning of period	7,288	20,493
Cash and cash equivalents, end of period	$9,121	$4,789

	Thirteen Weeks Ended
	March 27, 2024	March 29, 2023
Supplemental cash flow information
Cash paid during the period for interest	$1,595	$1,014
Cash paid during the period for income taxes	$—	$—
Unpaid purchases of property and equipment	$7,105	$3,872
Unpaid repurchases of common stock	$65	$425

See notes to condensed consolidated financial statements (unaudited).

.EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 27, 2024, the Company operated 172 and franchised 323 El Pollo Loco restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 27, 2023.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2024 and 2023 are both 52-week years, ending on December 25, 2024 and December 27, 2023, respectively. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters and contingent liabilities.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At March 27, 2024, the Company’s total debt was $80.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $9.1 million at March 27, 2024, and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Subsequent Events

Subsequent to the quarter-end, the Company paid down $5.0 million on its 2022 Revolver resulting in outstanding borrowings as of May 2, 2024 of $75.0 million.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had no supplier for which amounts due totaled more than 10.0% of the Company’s accounts payable at March 27, 2024. As of December 27, 2023, the Company had one supplier to whom amounts due totaled 15.1% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 24.7% of total expenses for the thirteen weeks ended March 27, 2024, and 26.5% of total expenses for the thirteen weeks ended March 29, 2023, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.5% of total revenue for the thirteen weeks ended March 27, 2024, and 70.7% for the thirteen weeks ended March 29, 2023.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company reports as one reporting unit. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2023 or the thirteen weeks ended March 27, 2024.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen weeks ended March 27, 2024. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 27, 2024.

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

There were no non-financial instruments measured at fair value on a nonrecurring basis as of and for the thirteen weeks ended March 27, 2024.

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen weeks ended March 29, 2023, reflecting certain property and equipment assets and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Property and Equipment and ROU Assets” (in thousands):

					Thirteen Weeks
		Fair Value Measurements at March 29, 2023 Using			Ended March 29, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain ROU assets, net	$275	$—	$—	$275	$39

Impairment of Property and Equipment and ROU Assets

The Company reviews its property and equipment and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain property and equipment and ROU assets may not be recoverable. The Company considers a triggering event related to property and equipment assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume for the last twelve months is less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has closed or been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain property and equipment and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the property and equipment or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen weeks ended March 27, 2024 that required an impairment review of certain of the Company’s property and equipment and ROU assets. Based on the results of the analysis, the Company did not record any non-cash impairment charges for the thirteen weeks ended March 27, 2024.

The Company recorded a non-cash impairment charge of less than $0.1 million for the thirteen weeks ended March 29, 2023, primarily related to the carrying value of the ROU assets of one restaurant in California. For this restaurant, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During both the thirteen weeks ended March 27, 2024 and March 29, 2023, the Company recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

Gain on Recovery of Insurance Proceeds, Lost Profits

During fiscal 2022, one of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2023, the Company incurred costs directly related to the fire of less than $0.1 million. The Company recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the thirteen weeks ended March 29, 2023, as a reduction of company restaurant expenses. The Company received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.

Gain on Disposition of Restaurants

During the thirteen weeks ended March 29, 2023, the Company completed the sale of one restaurant within California to an existing franchisee. The Company has determined that this restaurant disposition represents multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on its relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurant and franchise fees. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreement, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. During the thirteen weeks ended March 29, 2023, this sale resulted in cash proceeds of $0.2 million and a net gain on sale of restaurant of $0.1 million. Since the date of their sale, this restaurant is now included in the total number of franchised El Pollo Loco restaurants.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 27, 2024 or at December 27, 2023. The Company did not recognize interest or penalties during the thirteen weeks ended March 27, 2024 and March 29, 2023, respectively, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 27, 2024, the Company did not record any income tax receivable agreement income or expense, and for the thirteen weeks ended March 29, 2023, the Company recorded income tax receivable agreement income of $0.1 million, in each case, related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

For the quarter ended March 27, 2024, the Company recorded an income tax provision of $2.2 million, reflecting an estimated effective tax rate of 27.1%. For the quarter ended March 29, 2023, the Company recorded an income tax provision of $2.0 million, reflecting an estimated effective tax rate of approximately 28.4%. The difference between the 21.0% statutory rate and the effective tax rate of 27.1% for the quarter ended March 27, 2024 is primarily a result of state taxes, a non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements The Company is currently evaluating the impact of adopting this ASU on its disclosures.

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

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 27, 2024	December 27, 2023
Land	$12,323	$12,323
Buildings and improvements	149,209	148,259
Other property and equipment	88,158	86,423
Construction in progress	10,323	7,270
	260,013	254,275
Less: accumulated depreciation and amortization	(173,709)	(170,248)
	$86,304	$84,027

Depreciation expense was $3.9 million and $3.6 million for the thirteen weeks ended March 27, 2024 and March 29, 2023, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen weeks ended March 27, 2024 and March 29, 2023, respectively. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment Assets and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

Stock Options

At March 27, 2024, options to purchase 792,165 shares of common stock were outstanding, including 375,412 vested and 416,753 unvested options. Unvested options vest over time; however, upon a change in control, the Board of Directors may accelerate vesting. At March 27, 2024, there were no premium options, which are options granted above the stock price at date of grant, that were outstanding. A summary of stock option activity at March 27, 2024 and changes during the thirteen weeks ended March 27, 2024 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 27, 2023	843,320	$10.13
Exercised	(5)	9.04
Forfeited, cancelled or expired	(51,150)	$9.90
Outstanding – March 27, 2024	792,165	$10.14	6.08	$94
Vested and expected to vest at March 27, 2024	786,160	$11.12	6.06	$92
Exercisable at March 27, 2024	375,412	$10.15	3.01	$7

At March 27, 2024, the Company had total unrecognized compensation expense of $1.4 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.70 years.

Restricted Shares

A summary of restricted share activity as of March 27, 2024 and changes during the thirteen weeks ended March 27, 2024 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 27, 2023	537,461	$9.94
Forfeited, cancelled, or expired	(37,309)	$10.91
Unvested shares at March 27, 2024	500,152	$9.87

Unvested shares at March 27, 2024, included 458,189 unvested restricted shares and 41,963 unvested restricted units.

At March 27, 2024, the Company had unrecognized compensation expense of $2.7 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.43 years and unrecognized compensation expense of $0.2 million related to unvested restricted units, which it expects to recognize over a weighted-average period of 0.62 years.

Total stock-based compensation expense was $0.9 million for the thirteen weeks ended March 27, 2024, and $0.8 million for the thirteen weeks ended March 29, 2023.

Share Repurchase Program

On November 2, 2023, the Company announced that its Board of Directors approved a share repurchase program (“Share Repurchase Program”) under which the Company is authorized to repurchase up to $20,000,000 of shares of the Company’s common stock. Under the Share Repurchase Program, the Company is permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, the Company is authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The repurchase program does not obligate the Company to acquire any particular number of shares. The repurchase program will terminate on March 31, 2025.

Further, on December 4, 2023, the Company repurchased 1.5 million shares for a total purchase price of $12.6 million under the Stock Repurchase Agreement with FS Equity Partners V, L.P. and FS Affiliates V, L.P. Following completion of this repurchase, approximately $7.4 million of the Company’s common stock remained available for repurchase under the share repurchase program at December 27, 2023.

For the thirteen weeks ended March 27, 2024, the Company repurchased 136,400 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.2 million. Following completion of these repurchases, approximately $6.2 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program at March 27, 2024.

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

The 2022 Revolver includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. The obligations under the 2022 Credit Agreement and related loan documents are guaranteed by Holdings and Intermediate. The obligations of

Holdings, EPL and Intermediate under the 2022 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets subject to certain customary exceptions.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR (as defined in the 2022 Credit Agreement) with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 6.92% to 6.96% for the thirteen weeks ended March 27, 2024, and 5.69% to 6.30% for the thirteen weeks ended March 29, 2023.

The 2022 Credit Agreement contains certain customary financial covenants, subject to certain exceptions. The Company was in compliance with the financial covenants as of March 27, 2024.

At March 27, 2024, the Company had $80.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $9.8 million outstanding, and as a result, the Company had $60.2 million in borrowing availability.

Maturities, Borrowings and Paydowns

On July 27, 2022, the Company refinanced and terminated the 2018 Revolver pursuant to the 2022 Credit Agreement. During the thirteen weeks ended March 27, 2024 and March 29, 2023 the Company paid down $4.0 million and $8.0 million, respectively, on the 2022 Revolver. No amounts were borrowed on the 2022 Revolver during both the thirteen weeks ended March 27, 2024 and March 29, 2023. There are no required principal payments prior to maturity for the 2022 Revolver which matures on July 27, 2027.

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

In connection with the Company’s entry into the 2022 Credit Agreement, it terminated the interest rate swap on July 28, 2022, which was previously used to hedge interest rate risk. Prior to the interest rate swap termination, the swap was a highly effective cash flow hedge. In settlement of this swap, the Company received approximately $0.6 million and derecognized the corresponding interest rate swap asset. The remaining amount in AOCI related to the hedging relationship was reclassified into earnings when the hedged forecasted transaction was reported in earnings.

As of March 27, 2024, there were no estimated net gains to be included in AOCI related to the Company’s cash flow hedge that would be reclassified into earnings, based on current Term SOFR interest rates.

The following table summarizes the effect of the Company’s cash flow hedge accounting on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended
	March 27, 2024	March 29, 2023
Interest expense on hedged portion of debt	$—	$—
Interest income on interest rate swap	—	(85)
Interest income on debt and derivatives, net	$—	$(85)

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the thirteen weeks ended March 27, 2024 and March 29, 2023 (in thousands):

	Thirteen Weeks Ended
			Gain Reclassified from
	Net Gain Recognized in OCI		AOCI into Interest Income
	March 27, 2024	March 29, 2023	March 27, 2024	March 29, 2023
Interest rate swap	$—	$—	$—	$(85)

See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” for information about the fair value of the Company’s derivative asset.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	March 27, 2024	December 27, 2023
Accrued sales and property taxes	$5,666	$5,229
Gift card liability	4,497	4,877
Loyalty rewards program liability	711	687
Accrued advertising	6,035	3,010
Accrued legal settlements and professional fees	926	720
Deferred franchise and development fees	571	586
Other	3,578	3,252
Total other accrued expenses and current liabilities	$21,984	$18,361

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	March 27, 2024	December 27, 2023
Deferred franchise and development fees	$6,348	$6,411
Other	32	34
Total other noncurrent liabilities	$6,380	$6,445

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

At March 27, 2024, the Company’s total estimated commitment to purchase chicken was $24.8 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of March 27, 2024, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.6 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 27, 2024 was $2.5 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of March 27, 2024, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 27, 2024 and March 29, 2023. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended
	March 27, 2024	March 29, 2023
Numerator:
Net income	$5,912	$4,918
Denominator:
Weighted-average shares outstanding—basic	30,777,769	36,234,105
Weighted-average shares outstanding—diluted	30,937,226	36,478,158
Net income per share—basic	$0.19	$0.14
Net income per share—diluted	$0.19	$0.13
Anti-dilutive securities not considered in diluted EPS calculation	840,830	645,356

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended
	March 27, 2024	March 29, 2023
Weighted-average shares outstanding—basic	30,777,769	36,234,105
Dilutive effect of stock options and restricted shares	159,457	244,053
Weighted-average shares outstanding—diluted	30,937,226	36,478,158

9. RELATED PARTY TRANSACTIONS

None.

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

The Company offers a loyalty rewards program, which awards points to a customer for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of both March 27, 2024 and December 27, 2023, the revenue allocated to loyalty points that have not been redeemed was $0.7 million, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of March 27, 2024, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

The following table presents the Company’s revenues disaggregated by geographic market:

	March 27, 2024	March 29, 2023
Greater Los Angeles area market	71.5%	70.7%
Other markets	28.5%	29.3%
Total	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirteen weeks ended March 27, 2024 and March 29, 2023 (in thousands):

December 27, 2023	$6,997
Revenue recognized - beginning balance	(158)
Additional contract liability	80
March 27, 2024	$6,919

December 28, 2022	$6,377
Revenue recognized - beginning balance	(214)
Additional contract liability	289
March 29, 2023	$6,452

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of March 27, 2024 (in thousands):

Franchise revenues:
2024	$445
2025	560
2026	538
2027	517
2028	486
Thereafter	4,373
Total	$6,919

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	March 27, 2024	December 27, 2023
Loyalty rewards liability, beginning balance	$687	$526
Revenue deferred	503	2,065
Revenue recognized	(479)	(1,904)
Loyalty rewards liability, ending balance	$711	$687

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of March 27, 2024 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	March 27, 2024	December 27, 2023
Gift card liability	$4,497	$4,877

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended
	March 27, 2024	March 29, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$362	$486

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

As of March 27, 2024, the Company had two leases that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

Building and Facility Leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and 26 equipment leases that are classified as finance leases.

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

During the thirteen weeks ended March 27, 2024, the Company reassessed the lease terms on eight restaurants due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $5.9 million of ROU asset and lease liabilities for the thirteen weeks ended March 27, 2024, respectively, were recognized and will be amortized over the new lease term. During the thirteen weeks ended March 29, 2023, the Company reassessed the lease terms on 12 restaurants due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $10.1 million of ROU asset and lease liabilities for the thirteen weeks ended March 29, 2023, which were recognized and will be amortized over the new lease term. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirteen weeks ended March 27, 2024, the Company did not record any non-cash impairment charges. During the thirteen weeks ended March 29, 2023, the Company recorded a less than $0.1 million non-cash impairment charge related to the carrying value of ROU assets of one restaurant in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Long-Lived Assets and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	March 27, 2024			March 29, 2023
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$18	$1	$19	$18	$1	$19
Interest on lease liabilities	11	4	15	10	1	11
Operating lease cost:
Fixed rent cost	7,028	103	7,131	6,832	202	7,034
Short-term lease cost	—	1	1	—	3	3
Variable lease cost	133	347	480	142	233	375
Sublease income	(1,779)	—	(1,779)	(1,247)	—	(1,247)
Total lease cost	$5,411	$456	$5,867	$5,755	$440	$6,195

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	March 27, 2024	March 29, 2023
Lease cost – Occupancy and other operating expenses	$5,715	$6,009
Lease cost – General & administrative	118	136
Lease cost – Depreciation and amortization	19	19
Lease cost – Interest expense	15	11
Lease cost – Closed-store reserve	—	20
Total lease cost	$5,867	$6,195

During the thirteen weeks ended March 27, 2024 and March 29, 2023, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	March 27, 2024			March 29, 2023
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$7,000	$20	$7,020	$6,907	$188	$7,095
Financing cash flows used for finance leases	$23	$25	$48	$24	$14	$38

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$5,860	$488	$6,348	$10,097	$—	$10,097
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$148	$148	$—	$28	$28
Derecognition of ROU assets due to terminations, impairment or modifications	$—	$—	$—	$(40)	$—	$(40)

Other Information
Weighted-average remaining years in lease term—finance leases	16.63	3.08		17.62	2.95
Weighted-average remaining years in lease term—operating leases	10.39	4.18		10.78	2.33
Weighted-average discount rate—finance leases	2.57%	6.25%		2.57%	1.53%
Weighted-average discount rate—operating leases	5.11%	6.37%		2.55%	3.71%

Information regarding the Company’s minimum future lease obligations as of March 27, 2024 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 25, 2024	$260	$21,848	$4,406
December 31, 2025	343	28,435	5,518
December 30, 2026	310	26,390	5,034
December 29, 2027	300	25,005	4,858
December 27, 2028	233	22,794	4,484
Thereafter	1,376	125,417	27,838
Total	$2,822	$249,889	$52,138
Less: imputed interest (2.57% - 6.37%)	(951)	(60,632)
Present value of lease obligations	1,871	189,257
Less: current maturities	(168)	(19,640)
Noncurrent portion	$1,703	$169,617

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

The Company received $0.1 million of lease income from company-owned locations for each of the thirteen weeks ended March 27, 2024 and March 29, 2023.

12. SHAREHOLDER RIGHTS AGREEMENT

On August 8, 2023, the Company’s Board of Directors declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share, of the Company (the “Common Shares”), outstanding on August 18, 2023, to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of August 8, 2023, between the Company and Equiniti Trust Company, LLC, as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $53.75 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The Rights will expire at the close of business on August 7, 2024.

Under the Rights Agreement, the Rights are generally exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, acquires (or commences a tender offer or exchange offer the consummation of which would result in) beneficial ownership of 12.5% or more of the outstanding Common Shares. In such case (with certain limited exceptions), each holder of a Right (other than the Acquiring Person, whose Rights shall become void) will have the right to receive, upon exercise at the then current exercise price of the Right, Common Shares (or, if the Company’s Board of Directors so elects, cash, securities, or other property) having a value equal to two times (2x) the exercise price of the Right.

Right to Exchange

At any time after any person or group becomes an Acquiring Person, the Board may exchange the Rights at an exchange ratio of one Common Share per Right (subject to adjustment).

Flip-over Event

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

Redemption

At any time prior to the time any person or group becomes an Acquiring Person, the Board may redeem the Rights at a price of $0.001 per Right (the “Redemption Price”). Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Rights of Holders

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, and declines in median income growth, consumer confidence and consumer discretionary spending;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;

●	our vulnerability to changes in political and economic conditions and consumer preferences;
●	our ability to attract, develop, assimilate and retain employees;
●	our vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken, labor, construction and utilities;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness;
●	dependence on frequent and timely deliveries of food and supplies;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	adverse changes in the economic environment, including inflation and increased labor and supply costs, which may affect our franchisees, with adverse consequences to us;
●	the impacts of the uncertainty regarding pandemics, epidemics or infectious disease outbreaks (such as the recent COVID-19 pandemic) on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to operate their individual restaurants without disruption;
●	our limited control over our franchisees and potential deterioration of our relations with existing or potential franchisees;
●	potential exposure to unexpected costs and losses from our self-insurance programs;
●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	the possibility that Delaware law, our organizational documents, our shareholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover;
●	the impact of shareholder activism on our expenses, business and stock price;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches on our ability to protect our customers’ payment method data or personal information;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	risks related to government regulation and litigation, including employment and labor laws; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 27, 2023, which filings are available online at www.sec.gov.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited-service restaurant segment. We strive to offer food that integrates the culinary traditions of Mexico with the healthier lifestyle.” Our distinctive menu features our signature product--citrus-marinated fire-grilled chicken--and a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, a variety of Mexican and LA-inspired entrees, and sides, and, throughout the year, on a limited-time basis, additional proteins like beef and shrimp. Our entrees include favorites such as our Chicken Avocado Burrito, Pollo Fit entrees, chicken tostada salads, and Pollo Bowls. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. We believe that our distinctive menu with better for you and more affordable alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law, which repealed and replaced the Fast Food Accountability and Standards Recovery Act (“FAST Act”) on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide was increased to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council will also have the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we expect our labor and regulatory compliance costs will increase during the remainder of fiscal 2024 and that our results of operations and profitability will be adversely affected if we are not able to implement other measures to counter these increased costs.

Additionally, we have experienced inflationary pressures affecting our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue into the remainder of fiscal 2024 and we may not be able to offset cost increases in the future.

Seasonality

Seasonal factors and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December traffic and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and our key performance indicators described below, such as company-operated restaurant revenue and comparable restaurant sales, may fluctuate.

Growth Strategies and Outlook

As of March 27, 2024, we had 495 locations in seven states. In fiscal 2023, we opened two new company-operated restaurants in Nevada, and our franchisees opened three new restaurants, one in California, one in Colorado and one in Utah. Additionally, during fiscal 2023, we completed the sale of 18 restaurants within California, Utah and Texas to existing franchisees. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following five key strategies:

●	Brand That Wins;
●	Hospitality Mindset;
●	Digital First;
●	Winning Unit Economics; and
●	New Unit Growth.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Comparable Restaurant Sales

For the thirteen weeks ended March 27, 2024, system-wide comparable restaurant sales increased by 5.1% from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen weeks ended March 27, 2024 increased by 3.8%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 2.5% increase in average check size and a 1.2% increase in transactions. For franchised restaurants, comparable restaurant sales increased 5.9% for the thirteen weeks ended March 27, 2024, respectively. Refer to Comparable Restaurant Sales definition in “Key Performance Indicators” section below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 27, 2024, were as follows:

	Thirteen Weeks Ended	Fiscal Year Ended
	March 27, 2024	2023	2022	2021
Company-operated restaurant activity:
Beginning of period	172	188	189	196
Openings	—	2	4	2
Restaurant sale to franchisee	—	(18)	(3)	(8)
Closures	—	—	(2)	(1)
Restaurants at end of period	172	172	188	189
Franchised restaurant activity:
Beginning of period	323	302	291	283
Openings	—	3	9	2
Restaurant sale to franchisee	—	18	3	8
Closures	—	—	(1)	(2)
Restaurants at end of period	323	323	302	291
System-wide restaurant activity:
Beginning of period	495	490	480	479
Openings	—	5	13	4
Closures	—	—	(3)	(3)
Restaurants at end of period	495	495	490	480

Restaurant Remodeling

During the thirteen weeks ended March 27, 2024, we completed three company-operated restaurant remodels and 11 franchise remodels. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of both March 27, 2024 and December 27, 2023, the revenue allocated to loyalty points that had not been redeemed was $0.7 million, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 3.8 million loyalty program members as of March 27, 2024.

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

Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that our critical accounting policies and estimates involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 27, 2023.

There have been no material changes to our critical accounting policies or uses of estimates since our annual report on Form 10-K for the year ended December 27, 2023.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended March 27, 2024 and March 29, 2023 and expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, are compared in the tables below.

	Thirteen Weeks Ended
	March 27, 2024		March 29, 2023		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$97,153	83.6	$97,873	85.5	$(720)	(0.7)
Franchise revenue	11,348	9.8	9,672	8.4	1,676	17.3
Franchise advertising fee revenue	7,652	6.6	6,981	6.1	671	9.6
Total revenue	116,153	100.0	114,526	100.0	1,627	1.4
Cost of operations
Food and paper costs (1)	25,619	26.4	26,902	27.5	(1,283)	(4.8)
Labor and related expenses (1)	30,580	31.5	31,541	32.2	(961)	(3.0)
Occupancy and other operating expenses (1)	23,865	24.6	24,886	25.4	(1,021)	(4.1)
Gain on recovery of insurance proceeds, lost profits, net (1)	—	—	(151)	(0.2)	151	N/A
Company restaurant expenses (1)	80,064	82.5	83,178	84.9	(3,114)	(3.7)
General and administrative expenses	11,925	10.3	11,199	9.8	726	6.5
Franchise expenses	10,602	9.1	9,032	7.9	1,570	17.4
Depreciation and amortization	3,851	3.3	3,637	3.2	214	5.9
Loss on disposal of assets	41	0.0	30	0.0	11	36.7
Gain on recovery of insurance proceeds, property, equipment and expenses	(41)	(0.0)	(242)	(0.2)	201	N/A
Gain on disposition of restaurants	—	—	(136)	(0.1)	136	N/A
Impairment and closed-store reserves	32	0.0	77	0.1	(45)	(58.4)
Total expenses	106,474	91.7	106,775	93.2	(301)	(0.3)
Income from operations	9,679	8.3	7,751	6.8	1,928	24.9
Interest expense, net of interest income	1,564	1.3	1,004	0.9	560	55.8
Income tax receivable agreement expense (income)	—	—	(122)	(0.1)	122	(100.0)
Income before provision for income taxes	8,115	7.0	6,869	6.0	1,246	18.1
Provision for income taxes	2,203	1.9	1,951	1.7	252	12.9
Net income	$5,912	5.1	$4,918	4.3	$994	20.2
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended March 27, 2024, company-operated restaurant revenue decreased $0.7 million, or 0.7%, from the comparable period in the prior year. The decrease in company-operated restaurant revenue was mainly due to a $5.0 million decrease in revenue primarily from the 18 company-operated restaurants sold by the Company to existing franchisees during the prior quarters and a $0.1 million decrease in revenue recognized for our loyalty points program. This company-operated restaurant revenue decrease was partially offset by $0.8 million of additional sales from restaurants opened during or after the first quarter of 2023 as well as an increase in company-operated comparable restaurant revenue of $3.5 million, or 3.8%. The company-operated comparable restaurant sales increase consisted of a 2.5% increase in average check size due to increases in menu prices and an approximately 1.2% increase in transactions.

Franchise Revenue

For the quarter ended March 27, 2024, franchise revenue increased $1.7 million, or 17.3%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 5.9%, three franchise-operated restaurant openings and 18 company-operated restaurants sold by the Company to existing franchisees in each case, during the prior quarters.

Franchise Advertising Fee Revenue

For the quarter ended March 27, 2024, franchise advertising fee revenue increased $0.7 million, or 9.6%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the quarter-to-date period fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended March 27, 2024, food and paper costs decreased $1.3 million, or 4.8%. The decrease in food and paper costs for the quarter resulted primarily due to a $1.5 million reduction related to the sale of 18 company-operated locations to franchisees, partially offset by commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 26.4%, down from 27.5% in the comparable period of the prior year. The percentage decrease for the quarter was primarily due to an increase in pricing, partially offset by commodity inflation.

Labor and Related Expenses

For the quarter ended March 27, 2024, labor and related expenses decreased $1.0 million, or 3.0%, from the comparable period in the prior year. The decrease in labor and related expenses for the quarter was primarily due to a $2.0 reduction in labor related costs resulting from the 18 company-operated restaurants sold by the Company to existing franchisees during the prior quarters. The decrease in labor and related expenses for the quarter was partially offset by a $1.1 million increase primarily related to higher wage rates during fiscal 2024 and 2023 and other labor wage increases as a result of competitive pressure and legislated increases in the California minimum wage.

For the quarter ended March 27, 2024, labor and related expenses as a percentage of company-operated restaurant revenue were 31.5%, down from 32.2% in the comparable period in the prior year. The percentage change for the quarter was driven by higher menu prices, partially offset by the cost increases highlighted above.

Occupancy and Other Operating Expenses

For the quarter ended March 27, 2024, occupancy and other operating expenses decreased $1.0 million, or 4.1%, from the comparable period in the prior year. The decrease was primarily due to a $0.5 million decrease in occupancy costs, a $0.2 million decrease in utility costs and a $0.2 million decrease in repairs and maintenance costs primarily driven by the sale of 18 company-operated locations to existing franchisees, partially offset by the two new company restaurant openings and increases in other operating expenses.

For the quarter ended March 27, 2024, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.6%, down from 25.4% in the comparable period in the prior year. The decrease resulted from the cost decreases highlighted above.

General and Administrative Expenses

For the quarter ended March 27, 2024, general and administrative expenses increased $0.7 million, or 6.5%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $0.5 million increase in restructuring costs related to certain positions in the organization and a $0.6 million increase in executive transition costs. The increase in general and administrative expenses for the quarter was offset by a $0.3 million decrease in legal fees.

For the quarter ended March 27, 2024, general and administrative expenses as a percentage of total revenue were 10.3%, up from 9.8% in the comparable period of the prior year. The percentage increase for the quarterly period is primarily due to the cost increases noted above.

Gain on Disposition of Restaurants

During the thirteen weeks ended March 29, 2023, we completed the sale of one restaurant within California to an existing franchisee. We determined that this restaurant disposition represents multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on its relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurant and franchise fees. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. We initially defer and subsequently recognize the franchise fees over the term of the franchise agreement. This sale resulted in cash proceeds of $0.2 million and a net gain on sale of restaurant of $0.1 million for the thirteen weeks ended March 29, 2023. Since the date of their sale, this restaurant is now included in the total number of franchised El Pollo Loco restaurants.

Impairment and Closed-Store Reserves

During the thirteen weeks ended March 27, 2024, we did not record any non-cash impairment charges. During the thirteen weeks ended March 29, 2023, we recorded non-cash impairment charges of less than $0.1 million, primarily related to the carrying value of the ROU assets of one restaurant in California. Given the inherent uncertainty in projecting results for newer restaurants in newer markets we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During both the thirteen weeks ended March 27, 2024 and March 29, 2023, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter ended March 27, 2024, interest expense, net, increased $0.6 million from the comparable period in the prior year. The increase in interest expense was primarily related to the higher outstanding balances on our 2022 Revolver (as defined below) as well as the higher interest rates in the fiscal 2024 periods versus the comparable periods in the prior year.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 27, 2024, we did not record any income tax receivable agreement income or expense, and for the thirteen weeks ended March 29, 2023 we recorded income tax receivable agreement income of $0.1 million.

Provision for Income Taxes

For the quarter ended March 27, 2024, we recorded an income tax provision of $2.2 million, reflecting an estimated effective tax rate of 27.1%. For the quarter ended March 29, 2023, we recorded an income tax provision of $2.0 million, reflecting an estimated effective tax rate of approximately 28.4%.

The difference between the 21.0% statutory rate and our effective tax rate of 27.1% for the quarter ended March 27, 2024 is primarily a result of state taxes, a non-deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks
(Dollar amounts in thousands)	March 27, 2024	March 29, 2023
Company-operated restaurant revenue	$97,153	$97,873
Franchise revenue	11,348	9,672
Franchise advertising fee revenue	7,652	6,981
Total Revenue	116,153	114,526
Franchise revenue	(11,348)	(9,672)
Franchise advertising fee revenue	(7,652)	(6,981)
Sales from franchised restaurants	170,737	155,614
System-wide sales	$267,890	$253,487

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 27, 2024 and March 29, 2023, there were 478 and 468 comparable restaurants, 168 and 181 company-operated restaurants and 310 and 287 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 27, 2024	March 29, 2023
Restaurant contribution:
Income from operations	$9,679	$7,751
Add (less):
General and administrative expenses	11,925	11,199
Franchise expenses	10,602	9,032
Depreciation and amortization	3,851	3,637
Loss on disposal of assets	41	30
Gain on recovery of insurance proceeds, property, equipment and expenses	(41)	(242)
Franchise revenue	(11,348)	(9,672)
Franchise advertising fee revenue	(7,652)	(6,981)
Impairment and closed-store reserves	32	77
Gain on disposition of restaurants	—	(136)
Restaurant contribution	$17,089	$14,695

Company-operated restaurant revenue:
Total revenue	$116,153	$114,526
Less:
Franchise revenue	(11,348)	(9,672)
Franchise advertising fee revenue	(7,652)	(6,981)
Company-operated restaurant revenue	$97,153	$97,873

Restaurant contribution margin (%)	17.6%	15.0%

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

EBITDA and Adjusted EBITDA

EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation, and amortization. Adjusted EBITDA represents net income (loss) before interest expense, provision (benefit) for income taxes, depreciation, amortization, and other items that we do not consider representative of on-going operating performance, as identified in the reconciliation table below.

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Amounts in thousands)	March 27, 2024	March 29, 2023
Net income	$5,912	$4,918
Non-GAAP adjustments:
Provision for income taxes	2,203	1,951
Interest expense, net of interest income	1,564	1,004
Depreciation and amortization	3,851	3,637
EBITDA	$13,530	$11,510
Stock-based compensation expense (a)	920	771
Loss on disposal of assets (b)	41	30
Impairment and closed-store reserves (c)	32	77
Gain on disposition of restaurants (d)	—	(136)
Income tax receivable agreement expense (income) (e)	—	(122)
Special dividend (f)	—	129
Special legal expenses (g)	—	298
Gain on recovery of insurance proceeds (h)	(41)	(394)
Executive transition costs (i)	643
Restructuring charges (j)	551	—
Pre-opening costs (k)	23	5
Adjusted EBITDA	$15,699	$12,168
(a)	Includes non-cash, stock-based compensation.

(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closing restaurants. During the thirteen weeks ended March 27, 2024, we did not record any non-cash impairment charges. During the thirteen weeks ended March 29, 2023, we recorded non-cash impairment charges of less than $0.1 million, primarily related to the carrying value of the ROU assets of one restaurant in California.

During both the thirteen weeks ended March 27, 2024 and March 29, 2023, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	During the thirteen weeks ended March 29, 2023, we completed the sale of one restaurant within California to an existing franchisee. This sale resulted in cash proceeds of $0.2 million during the thirteen weeks ended March 29, 2023 and a net gain on sale of restaurant of $0.1 million for the thirteen weeks ended March 29, 2023.
(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 27, 2024, we did not record any income tax receivable agreement income or expense. For the thirteen weeks ended March 29, 2023, income tax receivable agreement income consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(f)	During the thirteen weeks ended March 29, 2023, we encountered costs related to a special dividend declaration. On October 11, 2022, the Board of Directors declared a special dividend of $1.50 per share on the common stock of the Company. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022.
(g)	Consists of legal costs related to the share distribution by Trimaran Group of substantially all of the Company’s common stock held by Trimaran Group to its investors, members and limited partners, which occurred on March 28, 2023.
(h)	During fiscal 2022, one of our restaurants incurred damage resulting from a fire. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs is included in the accompanying condensed consolidated statements of income, for the thirteen weeks ended March 29, 2023, as a reduction of company restaurant expenses. We received from the insurance company cash of $0.4 million, net of the insurance deductible, during fiscal 2023.
(i)	Includes costs associated with the transition of our former CEO, such as severance, executive recruiting costs and stock-based compensation costs.
(j)	On March 8, 2024, the Company made the decision to eliminate and restructure certain positions in the organization, which resulted in one-time costs of approximately $0.5 million.
(k)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
(Amounts in thousands)	March 27, 2024	March 29, 2023
Net cash (used in) provided by
Operating activities	$11,163	$3,819
Investing activities	(4,121)	(5,680)
Financing activities	(5,209)	(13,843)
Net (decrease) increase in cash	$1,833	$(15,704)

Operating Activities

For the thirteen weeks ended March 27, 2024, net cash from operating activities increased by approximately $7.3 million from the comparable period of the prior year. This change was due to favorable working capital fluctuations and higher profitability compared to the same period in the prior year.

Investing Activities

For the thirteen weeks ended March 27, 2024, net cash used in investing activities decreased by $1.6 million from the comparable period of the prior year. This change was due to a decrease in purchase of property and equipment mostly related to restaurant remodeling during the thirteen weeks ended March 27, 2024 when compared to the prior quarter.

Financing Activities

For the thirteen weeks ended March 27, 2024, net cash used in financing activities decreased by $8.6 million from the comparable period of the prior year. The change was due primarily to a decrease of $4.7 million in repurchases of common stock coupled with $4.0 million decrease in net pay downs on the 2022 Revolver during the thirteen weeks ended March 27, 2024 compared to the repurchases of common stock and net pay-downs during the thirteen weeks ended March 29, 2023.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 6.92% to 6.96% for the thirteen weeks ended March 27, 2024 and 5.69% to 6.30% for the thirteen weeks ended March 29, 2023.

The 2022 Credit Agreement contains certain customary financial covenants, subject to certain exceptions. We were in compliance with the financial covenants as of March 27, 2024.

At March 27, 2024, we had $80.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $9.8 million outstanding, and as a result, we had $60.2 million in borrowing availability.

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

Material Cash Requirements

Our material cash requirements as of March 27, 2024 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 27, 2023. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) purchasing commitments for chicken, (iv) restaurant finance lease payments, and (v) capital expenditures.

Share Repurchase Program

On November 2, 2023, we announced that our Board of Directors approved a share repurchase program (“Share Repurchase Program”) under which we are authorized to repurchase up to $20,000,000 of shares of our common stock. Under the Share Repurchase Program, we are permitted to repurchase our common stock from time to time, in amounts and at prices that we deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, we are authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The repurchase program does not obligate us to acquire any particular number of shares. The repurchase program will terminate on March 31, 2025.

Further, on December 4, 2023, we repurchased 1.5 million shares for a total purchase price of $12.6 million under the Stock Repurchase Agreement with FS Equity Partners V, L.P. and FS Affiliates V, L.P. Following completion of this repurchase, approximately $7.4 million of our common stock remained available for repurchase under the share repurchase program at December 27, 2023.

For the thirteen weeks ended March 27, 2024, we repurchased 136,400 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.2 million. Following completion of these repurchases, approximately $6.2 million of our common stock remained available for repurchase under the Share Repurchase Program at March 27, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of March 27, 2024, we had outstanding borrowings of $80.0 million under our 2022 Revolver, $9.8 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.8 million on an annualized basis.

During the thirteen weeks ended March 27, 2024, we paid down $4.0 million on our 2022 Revolver and the outstanding balance as of March 27, 2024 was $80.0 million. No amounts were borrowed on the 2022 Revolver during the thirteen weeks ended March 27, 2024. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 27, 2024.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 27, 2023 filed with the SEC on March 8, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2023, the Company announced that its Board of Directors approved a share repurchase program (“Share Repurchase Program”) under which the Company is authorized to repurchase up to $20,000,000 of shares of the Company’s common stock. Under the Share Repurchase Program, the Company is permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, the Company is authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The repurchase program does not obligate the Company to acquire any particular number of shares. The repurchase program will terminate on March 31, 2025.

Further, on December 4, 2023, we repurchased 1.5 million shares for a total purchase price of $12.6 million under the Stock Repurchase Agreement with FS Equity Partners V, L.P. and FS Affiliates V, L.P. Following completion of this repurchase, approximately $7.4 million of its common stock remained available for repurchase under the share repurchase program at December 27, 2023.

For the thirteen weeks ended March 27, 2024, the Company repurchased 136,400 shares of common stock under the share repurchase program, using open market purchases, for total consideration of approximately $1.2 million. Following completion of these repurchases, approximately $6.2 million of the Company’s common stock remained available for repurchase under the share repurchase program at March 27, 2024.

The following table summarizes the Company’s purchases of common stock in the quarterly period ended March 27, 2024, which all occurred pursuant to the Share Repurchase Program (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
December 28, 2023 to January 24, 2024	—	$—	—	$7,400,000
January 25, 2024 to February 21, 2024	43,700	$9.11	43,700	$7,001,945
February 22, 2024 to March 27, 2024	92,700	$8.90	92,700	$6,176,597
Total	136,400		136,400

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		10-Q	6/25/2014	3.1	9/5/2014	001-36556

3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556

3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	2/2/2024	001-36556

4.1	Rights Agreement, dated as of August 8, 2023, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/9/2023	001-36556

4.2	Employment Agreement, dated February 8, 2024, between El Pollo Loco Holdings, Inc and Elizabeth Williams		8-K	N/A	10.1	2/13/2024	001-36556

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: May 3, 2024	/s/ Elizabeth Williams
Elizabeth Williams
Chief Executive Officer
(duly authorized officer)
Date: May 3, 2024	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial officer)