Form 10-Q
period 2024-09-25
El Pollo Loco Holdings, Inc.
filed 2024-11-01
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2024

or

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

As of October 25, 2024, there were 29,939,226 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 25,	December 27,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,895	$7,288
Accounts and other receivables, net	10,608	10,148
Inventories	1,851	1,911
Prepaid expenses and other current assets	2,639	5,634
Income tax receivable	493	153
Total current assets	23,486	25,134
Property and equipment, net	85,007	84,027
Property and equipment held under finance lease, net	1,467	1,528
Property and equipment held under operating leases, net ("ROU asset")	166,333	168,007
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Other assets	3,119	3,043
Total assets	$589,974	$592,301
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$155	$140
Current portion of obligations under operating leases	19,869	19,490
Accounts payable	8,548	12,541
Accrued salaries and vacation	10,802	9,332
Accrued insurance	12,108	11,831
Accrued income taxes payable	513	70
Accrued interest	285	394
Current portion of income tax receivable agreement payable	23	422
Other accrued expenses and current liabilities	23,284	18,361
Total current liabilities	75,587	72,581
Revolver loan	76,000	84,000
Obligations under finance leases, net of current portion	1,559	1,617
Obligations under operating leases, net of current portion	166,236	168,084
Deferred taxes	9,146	8,878
Other noncurrent liabilities	6,236	6,445
Total liabilities	334,764	341,605
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 29,950,476 and 31,353,223 shares issued and outstanding as of September 25, 2024 and December 27, 2023, respectively	299	313
Additional paid-in-capital	221,218	236,421
Retained earnings	33,693	13,962
Total stockholders’ equity	255,210	250,696
Total liabilities and stockholders’ equity	$589,974	$592,301

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Revenue
Company-operated restaurant revenue	$101,178	$102,703	$300,638	$304,477
Franchise revenue	11,330	10,255	34,329	30,046
Franchise advertising fee revenue	7,887	7,441	23,757	21,894
Total revenue	120,395	120,399	358,724	356,417
Cost of operations
Food and paper cost	25,401	27,552	76,751	82,928
Labor and related expenses	32,744	33,092	96,192	96,910
Occupancy and other operating expenses	26,088	27,289	74,609	77,751
Gain on recovery of insurance proceeds, lost profits, net	—	—	—	(151)
Company restaurant expenses	84,233	87,933	247,552	257,438
General and administrative expenses	11,418	9,144	35,130	31,451
Franchise expenses	10,488	9,583	31,961	28,107
Depreciation and amortization	4,034	3,946	11,755	11,277
Loss (gain) on disposal of assets	77	16	181	(34)
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(41)	(242)
(Gain) loss on disposition of restaurants	—	(4,923)	7	(5,034)
Impairment and closed-store reserves	8	1,008	45	1,123
Total expenses	110,258	106,707	326,590	324,086
Income from operations	10,137	13,692	32,134	32,331
Interest expense, net	1,536	1,382	4,627	3,362
Income tax receivable agreement expense	—	106	—	105
Income before provision for income taxes	8,601	12,204	27,507	28,864
Provision for income taxes	2,415	2,975	7,776	7,661
Net income	$6,186	$9,229	$19,731	$21,203
Net income per share
Basic	$0.21	$0.28	$0.66	$0.61
Diluted	$0.21	$0.28	$0.65	$0.60
Weighted-average shares used in computing net income per share
Basic	29,199,971	33,412,674	30,072,637	35,026,731
Diluted	29,423,649	33,490,004	30,235,309	35,179,483

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Net income	$6,186	$9,229	$19,731	$21,203
Other comprehensive loss
Changes in derivative instruments
Reclassifications of loss into net income	—	—	—	(170)
Income tax benefit	—	—	—	44
Other comprehensive loss, net of taxes	—	—	—	(126)
Comprehensive income	$6,186	$9,229	$19,731	$21,077

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended September 25, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, June 26, 2024	29,988,771	$299	$220,772	$27,507	$—	$248,578
Stock-based compensation	—	—	1,080	—	—	1,080
Issuance of common stock related to restricted shares	9,616	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net	53,316	1	498	—	—	499
Shares repurchased for employee tax withholdings	(4,731)	—	(64)	—	—	(64)
Repurchase of common stock	(92,043)	(1)	(1,061)	—	—	(1,062)
Repurchase of common stock - excise tax	—	—	(7)	—	—	(7)
Forfeiture of common stock related to restricted shares	(4,453)	—	—	—	—	—
Net income	—	—	—	6,186	—	6,186
Balance, September 25, 2024	29,950,476	$299	$221,218	$33,693	$—	$255,210

	Thirteen Weeks Ended September 27, 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, June 28, 2023	35,643,747	$356	$276,222	$382	$—	$276,960
Stock-based compensation	—	—	926	—	—	926
Issuance of common stock related to restricted shares	28,222	—	—	—	—	—
Issuance of common stock upon exercise of stock options, net	35,666	—	347	—	—	347
Shares repurchased for employee tax withholdings	(4,639)	—	(46)	—	—	(46)
Repurchase of common stock	(2,706,214)	(27)	(28,437)	—	—	(28,464)
Repurchase of common stock - excise tax	—	—	(280)	—	—	(280)
Forfeiture of common stock related to restricted shares	(39,312)	—	—	—	—	—
Net income	—	—	—	9,229	—	9,229
Balance, September 27, 2023	32,957,470	$329	$248,732	$9,611	$—	$258,672

	Thirty-Nine Weeks Ended September 25, 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 27, 2023	31,353,223	$313	$236,421	$13,962	$—	$250,696
Stock-based compensation	—	—	2,897	—	—	2,897
Issuance of common stock related to restricted shares	503,112	5	(5)	—	—	—
Issuance of common stock upon exercise of stock options, net	163,696	2	1,553	—	—	1,555
Shares repurchased for employee tax withholdings	(19,025)	—	(212)	—	—	(212)
Repurchase of common stock	(1,966,229)	(20)	(19,272)	—	—	(19,292)
Repurchase of common stock - excise tax	—	—	(165)	—	—	(165)
Forfeiture of common stock related to restricted shares	(84,301)	(1)	1	—	—	—
Net income	—	—	—	19,731	—	19,731
Balance, September 25, 2024	29,950,476	$299	$221,218	$33,693	$—	$255,210

	Thirty-Nine Weeks Ended September 27, 2023
				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 28, 2022	37,008,061	$370	$292,244	$(11,592)	$126	$281,148
Stock-based compensation	—	—	2,539	—	—	2,539
Issuance of common stock related to restricted shares	391,432	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	219,960	2	1,169	—	—	1,171
Shares repurchased for employee tax withholdings	(23,129)	—	(217)	—	—	(217)
Repurchase of common stock	(4,530,850)	(46)	(46,570)	—	—	(46,616)
Repurchase of common stock - excise tax	—	—	(430)	—	—	(430)
Forfeiture of common stock related to restricted shares	(108,004)	(1)	1	—	—	—
Other comprehensive (loss) income, net of tax	—	—	—	—	(126)	(126)
Net income	—	—	—	21,203	—	21,203
Balance, September 27, 2023	32,957,470	$329	$248,732	$9,611	$—	$258,672

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 25, 2024	September 27, 2023
Cash flows from operating activities:
Net income	$19,731	$21,203
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,755	11,277
Stock-based compensation expense	2,897	2,539
Income tax receivable agreement expense	—	105
Fire insurance proceeds for expenses paid and lost profit	—	151
Loss (gain) on disposition of restaurants	7	(5,034)
Loss (gain) on disposal of assets	181	(34)
Gain on recovery of insurance proceeds, property, equipment and expenses, net	(41)	(242)
Impairment of property and equipment	—	1,032
Amortization of deferred financing costs	149	153
Deferred income taxes, net	268	1,138
Changes in operating assets and liabilities:
Accounts and other receivables	(460)	462
Inventories	60	403
Prepaid expenses and other current assets	2,995	8
Income taxes receivable/ payable	103	6,391
Other assets	(225)	(236)
Accounts payable	(2,617)	(5,798)
Accrued salaries and vacation	1,470	(1,619)
Accrued insurance	277	437
Payment related to tax receivable agreement	(399)	—
Other accrued expenses and liabilities	4,995	173
Net cash flows provided by operating activities	41,146	32,509
Cash flows from investing activities:
Proceeds from disposition of restaurants	100	7,722
Proceeds from fire insurance for property and equipment	41	163
Purchase of property and equipment	(14,578)	(15,297)
Net cash flows used in investing activities	(14,437)	(7,412)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	14,000	25,000
Payments on revolver and swingline loan	(22,000)	(11,000)
Minimum tax withholdings related to net share settlements	(212)	(217)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,555	1,171
Payment of obligations under finance leases	(153)	(113)
Repurchases of common stock	(19,292)	(46,616)
Net cash flows used in by financing activities	(26,102)	(31,775)
Increase (decrease) in cash and cash equivalents	607	(6,678)
Cash and cash equivalents, beginning of period	7,288	20,493
Cash and cash equivalents, end of period	$7,895	$13,815

	Thirty-Nine Weeks Ended
	September 25, 2024	September 27, 2023
Supplemental cash flow information
Cash paid during the period for interest	$4,693	$3,554
Cash paid during the period for income taxes	$6,912	$54
Unpaid purchases of property and equipment	$3,252	$4,476
Unpaid repurchases of common stock and excise tax	$721	$430

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 25, 2024, the Company operated 172 and franchised 324 El Pollo Loco restaurants in the United States. The Company also licenses 10 restaurants in the Philippines.

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

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At September 25, 2024, the Company’s total debt was $76.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $7.9 million at September 25, 2024, and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Subsequent Events

Subsequent to the quarter-end, the Company paid down $5.0 million on its 2022 Revolver resulting in outstanding borrowings of $71.0 million as of October 31, 2024.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had no supplier for which amounts due totaled more than 10.0% of the Company’s accounts payable at September 25, 2024. The Company had one supplier to whom amounts due totaled 15.1% of the Company’s accounts payable at December 27, 2023. Purchases from the Company’s largest supplier totaled 24.0% and 24.3% of total expenses for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, and 26.6% and 27.0% of total expenses for the thirteen and thirty-nine weeks ended September 27, 2023, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 72.5% and 71.9% of total revenue for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, and 71.6% and 71.1% for the thirteen and thirty-nine weeks ended September 27, 2023, respectively.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company reports as one reporting unit. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2023 or the thirty-nine weeks ended September 25, 2024.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 25, 2024. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 25, 2024.

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

There were no non-financial instruments measured at fair value on a nonrecurring basis as of and for the thirteen and thirty-nine weeks ended September 25, 2024.

The following non-financial instruments were measured at fair value on a nonrecurring basis as of and for the thirteen and thirty-nine weeks ended September 27, 2023, reflecting certain property and equipment assets and right of use (“ROU”) assets for which an impairment loss was recognized during the corresponding periods, as discussed immediately below under “Impairment of Property and Equipment and ROU Assets” (in thousands):

					Thirteen Weeks	Thirty-Nine Weeks
		Fair Value Measurements at September 27, 2023 Using			Ended September 27, 2023	Ended September 27, 2023
	Total	Level 1	Level 2	Level 3	Impairment Losses	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$979	$979
Certain ROU assets, net	$254	$—	$—	$254	$—	$39

Impairment of Property and Equipment and ROU Assets

The Company reviews its property and equipment and ROU assets for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain property and equipment and ROU assets may not be recoverable. The Company considers a triggering event related to property and equipment assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume for the last twelve months is less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has closed or been subleased and future estimated sublease income is less than lease payments under the head lease. If the Company concludes that the carrying value of certain property and equipment and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the property and equipment or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain restaurants during the thirteen and thirty-nine weeks ended September 25, 2024 that required an impairment review of certain of the Company’s property and equipment and ROU assets. Based on the results of the analysis, the Company did not record any non-cash impairment charges for the thirteen and thirty-nine weeks ended September 25, 2024.

The Company recorded a non-cash impairment charge of $1.0 million for both the thirteen and thirty-nine weeks ended September 27, 2023, primarily related to the carrying value of the ROU assets of one restaurant in California and the carrying value of the long-lived assets of one restaurant in Nevada. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, the Company monitors the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During both the thirteen and thirty-nine weeks ended September 25, 2024 and September 27, 2023, the Company recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed location.

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

Loss (Gain) on Disposition of Restaurants

During the thirty-nine weeks ended September 25, 2024, the Company completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million during the thirty-nine weeks ended September 25, 2024.

During the thirteen and thirty-nine weeks ended September 27, 2023, the Company completed the sale of 17 and 18 restaurants, respectively, within California, Utah and Texas to an existing franchisee. During the thirteen and thirty-nine weeks ended September 27, 2023, these sales resulted in cash proceeds of $7.5 million and $7.7 million, respectively, and a net gain on sale of restaurant of $4.9 million and $5.0 million, respectively.

The Company determined that these restaurant dispositions represented multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on its relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurant and franchise fees. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreement, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. During the thirty-nine weeks ended September 25, 2024, this sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million. During the thirteen and thirty-nine weeks ended September 27, 2023, these sales resulted in cash proceeds of $7.5 million and $7.7 million, respectively, and a net gain on sale of restaurant of $4.9 million and $5.0 million, respectively. Since the date of sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 25, 2024 or at December 27, 2023. The Company did not recognize interest or penalties during the thirteen and thirty-nine weeks ended September 25, 2024 and September 27, 2023, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 25, 2024, the Company did not record any income tax receivable agreement income or expense, and for both the thirteen and thirty-nine weeks ended September 27, 2023, the Company recorded income tax receivable agreement expense of $0.1 million related to the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income.

On May 29, 2024, the Company terminated most of the obligations under the TRA, dated July 30, 2014, with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $398,896. As of September 25, 2024, an immaterial amount of obligations owed remained outstanding on the Company’s condensed consolidated balance sheets.

For the quarter ended September 25, 2024, the Company recorded an income tax provision of $2.4 million, reflecting an estimated effective tax rate of 28.1%. For the quarter ended September 27, 2023, the Company recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of approximately 24.4%. For the year-to-date period ended September 25, 2024, the Company recorded an income tax provision of $7.8 million, reflecting an estimated effective tax rate of approximately 28.3%. For the year-to-date period ended September 27, 2023, the Company recorded an income tax provision of $7.7 million, reflecting an estimated effective tax rate of approximately 26.5%. The difference between the 21.0% statutory rate and the effective tax rate of 28.3% for the year-to-date period ended September 25, 2024 is primarily a result of state taxes, the impact of non-tax deductible executive compensation, a tax shortfall related to equity compensation deductible for tax as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by a Work Opportunity Tax Credit benefit.

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements. The Company will adopt on a retrospective basis the disclosures required by this ASU in its December 25, 2024 financial statements.

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

2. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 25, 2024	December 27, 2023
Land	$12,323	$12,323
Buildings and improvements	151,253	148,259
Other property and equipment	90,989	86,423
Construction in progress	9,545	7,270
	264,110	254,275
Less: accumulated depreciation and amortization	(179,103)	(170,248)
	$85,007	$84,027

Depreciation and amortization expense was $4.0 million and $3.9 million for the thirteen weeks ended September 25, 2024 and September 27, 2023, respectively, and $11.8 million and $11.3 million for the thirty-nine weeks ended September 25, 2024 and September 27, 2023, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen weeks and thirty-nine weeks ended September 25, 2024. The Company recorded non-cash impairment charges of $1.0 million for both the thirteen and thirty-nine weeks ended September 27, 2023. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment and ROU Assets” for additional information.

3. STOCK-BASED COMPENSATION

Stock Options

At September 25, 2024, options to purchase 1,076,805 shares of common stock were outstanding, including 270,435 vested and 806,370 unvested options. Unvested options vest over time; however, upon a change in control, the Board of Directors (the “Board”) may accelerate vesting. A summary of stock option activity at September 25, 2024 and changes during the thirty-nine weeks ended September 25, 2024 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 27, 2023	843,320	$10.13
Grants	556,958	10.48
Exercised	(163,696)	9.50
Forfeited, cancelled or expired	(159,777)	10.66
Outstanding – September 25, 2024	1,076,805	$10.33	7.93	$3,666
Vested and expected to vest at September 25, 2024	1,061,620	$10.33	7.90	$3,613
Exercisable at September 25, 2024	270,435	$11.20	3.65	$732

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 25, 2024	September 27, 2023
Expected volatility	44.1%	43.7%
Risk-free interest rate	4.6%	3.6%
Expected term (years)	6.25	6.25
Expected dividends	—	—

At September 25, 2024, the Company had total unrecognized compensation expense of $3.4 million related to unvested stock options, which it expects to recognize over a weighted-average period of 3.37 years.

Restricted Shares

A summary of restricted share activity as of September 25, 2024 and changes during the thirty-nine weeks ended September 25, 2024 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 27, 2023	537,461	$9.94
Granted	503,112	$10.33
Released	(211,044)	$10.17
Forfeited and cancelled	(84,301)	$10.91
Unvested shares at September 25, 2024	745,228	$10.03

Unvested shares at September 25, 2024, included 661,728 unvested restricted shares, 41,537 unvested performance stock units, and 41,963 unvested restricted stock units.

At September 25, 2024, the Company had unrecognized compensation expense of $5.7 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.91 years, unrecognized compensation expense of $0.3 million related to unvested performance stock units, which it expects to recognize over a weighted-average period of 2.26 years, and unrecognized compensation expense of less than $0.1 million related to unvested restricted stock units, which it expects to recognize over a weighted-average period of 0.12 years.

Total stock-based compensation expense was $1.1 million and $2.9 million for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, and $0.9 million and $2.5 million for the thirteen and thirty-nine weeks ended September 27, 2023, respectively.

Share Repurchases

Share Repurchase Program

On November 2, 2023, the Company announced that the Board approved a share repurchase program (“Share Repurchase Program”) under which the Company is authorized to repurchase up to $20,000,000 of shares of the Company’s common stock. Under the Share Repurchase Program, the Company is permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, the Company is authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The repurchase program does not obligate the Company to acquire any particular number of shares. The repurchase program will terminate on March 31, 2025.

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

For the thirteen and thirty-nine weeks ended September 25, 2024, the Company repurchased 92,043 and 431,926 shares of common stock, respectively, under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.1 million and $4.3 million, respectively. Following completion of these repurchases, approximately $3.1 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program at September 25, 2024.

Other Share Repurchases

During the thirty-nine week period ended September 25, 2024, the Company repurchased 1,534,303 shares for a total purchase price of $15.0 million under the Stock Repurchase Agreement with FS Equity Partners V, L.P. and FS Affiliates V, L.P.

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

Under the 2022 Revolver, Holdings is restricted from making certain payments such as cash dividends or share repurchases, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR (as defined in the 2022 Credit Agreement) with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 6.52% to 6.95% and 6.52% to 6.96% for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, and 6.74% to 6.93% and 5.69% to 8.50% for the thirteen and thirty-nine weeks ended September 27, 2023, respectively.

The 2022 Credit Agreement contains certain customary financial covenants, subject to certain exceptions. The Company was in compliance with the financial covenants as of September 25, 2024.

At September 25, 2024, the Company had $76.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $9.8 million outstanding, and as a result, the Company had $64.2 million in borrowing availability.

Maturities, Borrowings and Paydowns

During the thirteen and thirty-nine weeks ended September 25, 2024, the Company paid down $11.0 million and $22.0 million, respectively, on the 2022 Revolver. During the thirty-nine weeks ended September 25, 2024, the Company borrowed $14.0 million on the 2022 Revolver.

During the thirteen and thirty-nine weeks ended September 27, 2023, the Company borrowed $23.0 million and $25.0 million, respectively, and paid down $3.0 million and $11.0 million, respectively, on the 2022 Revolver. There are no required principal payments prior to maturity for the 2022 Revolver which matures on July 27, 2027.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 25, 2024	December 27, 2023
Accrued sales and property taxes	$5,867	$5,229
Gift card liability	4,454	4,877
Loyalty rewards program liability	801	687
Accrued advertising	7,195	3,010
Accrued legal settlements and professional fees	516	720
Deferred franchise and development fees	537	586
Other	3,914	3,252
Total other accrued expenses and current liabilities	$23,284	$18,361

6. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 25, 2024	December 27, 2023
Deferred franchise and development fees	$6,209	$6,411
Other	27	34
Total other noncurrent liabilities	$6,236	$6,445

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company is involved in various claims such as wage and hour, consumer, and other legal actions that arise in the ordinary course of business. The outcomes of these actions are not predictable but the Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect its business, condensed consolidated financial condition, results of operations, and cash flows.

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

At September 25, 2024, the Company’s total estimated commitment to purchase chicken was $9.1 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of September 25, 2024, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.6 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 25, 2024 was $2.4 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of September 25, 2024, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

8. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 25, 2024 and September 27, 2023. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Numerator:
Net income	$6,186	$9,229	$19,731	$21,203
Denominator:
Weighted-average shares outstanding—basic	29,199,971	33,412,674	30,072,637	35,026,731
Weighted-average shares outstanding—diluted	29,423,649	33,490,004	30,235,309	35,179,483
Net income per share—basic	$0.21	$0.28	$0.66	$0.61
Net income per share—diluted	$0.21	$0.28	$0.65	$0.60
Anti-dilutive securities not considered in diluted EPS calculation	621,558	1,216,015	692,075	790,077

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Weighted-average shares outstanding—basic	29,199,971	33,412,674	30,072,637	35,026,731
Dilutive effect of stock options and restricted shares	223,678	77,330	162,672	152,752
Weighted-average shares outstanding—diluted	29,423,649	33,490,004	30,235,309	35,179,483

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

The Company offers a loyalty rewards program, which awards points to a customer for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 25, 2024 and December 27, 2023, the revenue allocated to loyalty points that have not been redeemed was $0.8 million and $0.7 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

The Company purchases hardware, such as scanners, printers, cash registers and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of September 25, 2024, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

The following table presents the Company’s revenues disaggregated by geographic market:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Greater Los Angeles area market	72.5%	71.6%	71.9%	71.1%
Other markets	27.5%	28.4%	28.1%	28.9%
Total	100%	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 25, 2024 and September 27, 2023 (in thousands):

December 27, 2023	$6,997
Revenue recognized - beginning balance	(477)
Additional contract liability	226
September 25, 2024	$6,746

December 28, 2022	$6,377
Revenue recognized - beginning balance	(545)
Additional contract liability	1,351
September 27, 2023	$7,183

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of September 25, 2024 (in thousands):

Franchise revenues:
2024	$139
2025	547
2026	525
2027	517
2028	489
Thereafter	4,529
Total	$6,746

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	September 25, 2024	December 27, 2023
Loyalty rewards liability, beginning balance	$687	$526
Revenue deferred	1,620	2,065
Revenue recognized	(1,506)	(1,904)
Loyalty rewards liability, ending balance	$801	$687

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of September 25, 2024 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	September 25, 2024	December 27, 2023
Gift card liability	$4,454	$4,877

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$214	$205	$833	$817

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

As of September 25, 2024, the Company had one lease that it had entered into, but had not yet commenced. The Company does not have control of the property until lease commencement.

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

During the thirteen and thirty-nine weeks ended September 25, 2024, the Company reassessed the lease terms on seven and 19 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $4.6 million and $12.7 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, were recognized and will be amortized over the new lease term. During the thirteen and thirty-nine weeks ended September 27, 2023, the Company reassessed the lease terms on five and 27 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $1.9 million and $15.4 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 27, 2023, respectively, which were recognized and will be amortized over the new lease term. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During the thirty-nine weeks ended September 25, 2024, the Company did not record any non-cash impairment charges. During the thirty-nine weeks ended September 27, 2023, the Company recorded a less than $0.1 million non-cash impairment charge related to the carrying value of ROU assets of one restaurant in California. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	September 25, 2024			September 27, 2023
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$18	$25	$43	$18	$1	$19
Interest on lease liabilities	8	6	14	9	1	10
Operating lease cost:
Fixed rent cost	7,012	70	7,082	6,903	43	6,946
Short-term lease cost	—	1	1	—	2	2
Variable lease cost	164	308	472	150	332	482
Sublease income	(1,817)	—	(1,817)	(1,280)	—	(1,280)
Total lease cost	$5,385	$410	$5,795	$5,800	$379	$6,179

	Thirty-Nine Weeks Ended
	September 25, 2024			September 27, 2023
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$56	$73	$129	$55	$2	$57
Interest on lease liabilities	27	14	41	29	2	31
Operating lease cost:
Fixed rent cost	21,220	222	21,442	20,589	342	20,931
Short-term lease cost	—	2	2	—	6	6
Variable lease cost	448	1,001	1,449	422	909	1,331
Sublease income	(5,354)	—	(5,354)	(3,773)	—	(3,773)
Total lease cost	$16,397	$1,312	$17,709	$17,322	$1,261	$18,583

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Lease cost – Occupancy and other operating expenses	$5,662	$6,043	$17,228	$18,101
Lease cost – General & administrative	76	107	311	375
Lease cost – Depreciation and amortization	43	19	129	57
Lease cost – Interest expense	14	10	41	31
Lease cost – Closed-store reserve	—	—	—	19
Total lease cost	$5,795	$6,179	$17,709	$18,583

During the thirty-nine weeks ended September 25, 2024 and September 27, 2023, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Thirty-Nine Weeks Ended September 25, 2024			Thirty-Nine Weeks Ended September 27, 2023
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$21,202	$210	$21,412	$20,797	$297	$21,094
Financing cash flows used for finance leases	$70	$83	$153	$70	$43	$113

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$11,457	$1,286	$12,743	$15,445	$54	$15,499
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$69	$69	$—	$—	$—
Derecognition of ROU assets due to terminations, impairment or modifications	$—	$—	$—	$(40)	$(4)	$(44)

Other Information
Weighted-average remaining years in lease term—finance leases	16.13	2.92		17.12	2.46
Weighted-average remaining years in lease term—operating leases	10.12	4.00		10.56	3.42
Weighted-average discount rate—finance leases	2.57%	6.37%		2.57%	1.53%
Weighted-average discount rate—operating leases	5.21%	6.71%		4.85%	4.45%

Information regarding the Company’s minimum future lease obligations as of September 25, 2024 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 25, 2024	$52	$7,270	$1,320
December 31, 2025	204	28,832	4,946
December 30, 2026	171	27,165	4,614
December 29, 2027	161	25,763	4,562
December 27, 2028	117	23,604	4,273
Thereafter	1,376	129,896	26,024
Total	$2,081	$242,530	$45,739
Less: imputed interest (2.57% - 6.71%)	(367)	(56,425)
Present value of lease obligations	1,714	186,105
Less: current maturities	(155)	(19,869)
Noncurrent portion	$1,559	$166,236

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

The Company received $0.1 million of lease income from company-owned locations for both of the thirteen weeks ended September 25, 2024 and September 27, 2023. The Company received $0.3 million and $0.2 million of lease income from company-owned locations for the thirty-nine weeks ended September 25, 2024 and September 27, 2023, respectively.

12. SHAREHOLDER RIGHTS AGREEMENT

On August 8, 2023, the Board declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share, of the Company (the “Common Shares”), outstanding on August 18, 2023, to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of August 8, 2023, between the Company and Equiniti Trust Company, LLC, as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $53.75 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

On August 4, 2024, the Board approved and entered into an Amendment (the “Amendment”) to the Rights Agreement (together with the Agreement, the “Amended Rights Agreement”). Pursuant to the Amendment, the expiration date of the Rights has been extended until 11:59 p.m., Pacific Time, on the date that the votes of the stockholders of the Company with respect to the Company’s next annual meeting of stockholders are certified, unless stockholders approve the further extension of the Amended Rights Agreement beyond that date.

The Rights Agreement was initially adopted in August 2023 (as initially adopted, the “Rights Agreement”) in response to a rapid and significant accumulation of Company stock by Biglari Capital Corp. (together with its affiliates, “Biglari Capital”). In adopting the original Rights Agreement, the Board noted that Biglari Capital has a track record of acquiring substantial and sometimes controlling interests in public restaurant companies. Since that time, members of the Board and leadership team have met with Biglari Capital on multiple occasions. In approving the Amendment to extend the Rights Agreement, the Board considered, among other things, that during a recent meeting, a representative of Biglari Capital stated a desire to make substantial additional share accumulations in the public market if the Board terminated the Rights Agreement or allowed it to expire at the end of its initial term in August 2024.

The Amendment also amends the Rights Agreement to increase the Beneficial Ownership (as defined in the Amended Rights Agreement) triggering threshold for being deemed an Acquiring Person (as defined below), unless one of the enumerated exceptions is applicable, from 12.5% to 15.0%. In all other respects, the terms of the Rights Agreement remain unmodified and in full force and effect.

Under the Amended Rights Agreement, the Rights are generally exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, acquires (or commences a tender offer or exchange offer the consummation of which would result in) Beneficial Ownership of 15.0% or more of the outstanding Common Shares. In such case (with certain limited exceptions), each holder of a Right (other than the Acquiring Person, whose Rights shall become void) will have the right to receive, upon exercise at the then current exercise price of the Right, Common Shares (or, if the Board so elects, cash, securities, or other property) having a value equal to two times (2x) the exercise price of the Right.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements because they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, trends, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, and declines in median income growth, consumer confidence and consumer discretionary spending, among other conditions;
●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	our vulnerability to changes in political and economic conditions and consumer preferences;
●	our ability to attract, develop, assimilate and retain employees;
●	our vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken, labor, construction and utilities;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness;
●	dependence on frequent and timely deliveries of food and supplies;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	adverse changes in the economic environment, including inflation and increased labor and supply costs, which may affect our franchisees, with adverse consequences to us;
●	the impact of federal, state and local labors laws governing our relationships with our employees, including minimum wage laws, minimum standards for fast food workers or other similar laws;
●	the impacts of the uncertainty regarding pandemics, epidemics or infectious disease outbreaks (such as the COVID-19 pandemic) on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to operate their individual restaurants without disruption;
●	our limited control over our franchisees and potential deterioration of our relations with existing or potential franchisees;
●	potential exposure to unexpected costs and losses from our self-insurance programs;

●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	the possibility that Delaware law, our organizational documents, our shareholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover;
●	the impact of shareholder activism on our expenses, business and stock price;
●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches on our ability to protect our customers’ payment method data or personal information;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	risks related to government regulation and litigation, including employment and labor laws; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our annual report on Form 10-K for the year ended December 27, 2023, which filings are available online at www.sec.gov.

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

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law in California, which repealed and replaced the Fast Food Accountability and Standards Recovery Act (FAST Act) on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide was increased to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council will also have the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we have experienced an increase in our labor and regulatory compliance costs and we expect these costs will continue to increase for the remainder of fiscal 2024 and that our results of operations and profitability will be adversely affected if we are not able to implement other measures to counter these increased costs.

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

Growth Strategies and Outlook

As of September 25, 2024, we had 496 locations in seven states. In fiscal 2023, we opened two new company-operated restaurants in Nevada, and our franchisees opened three new restaurants, one in California, one in Colorado and one in Utah. Additionally, we completed the sale of 18 restaurants within California, Utah and Texas to existing franchisees during fiscal 2023. For the thirty-nine weeks ended September 25, 2024, we opened one new company-operated restaurant in California, and our franchisees opened one new restaurant in California. Additionally, during the thirty-nine weeks ended September 25, 2024, we completed the sale of one restaurant in California to an existing franchisee. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following five key strategies:

●	Brand That Wins;
●	Hospitality Mindset;
●	Digital First;
●	Winning Unit Economics; and
●	Drive Unit Growth Again with National Expansion.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Revenue Overview

For the thirteen and thirty-nine weeks ended September 25, 2024, our total revenue was $120.4 million and $358.7 million, respectively. For the thirteen and thirty-nine weeks ended September 25, 2024, our company-operated restaurant revenue was $101.2 million and $300.6 million, respectively, and our franchise and franchise advertising fee revenue was $19.2 million and $58.1 million, respectively.

Comparable Restaurant Sales

For the thirteen and thirty-nine weeks ended September 25, 2024, system-wide comparable restaurant sales increased by 2.7% and 4.1%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and thirty-nine weeks ended September 25, 2024 increased by 2.8% and 3.2%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of an 11.3% increase in average check size, partially offset by a 7.6% decrease in transactions, and the year-to-date change in comparable restaurant sales consisted of a 7.5% increase in average check size, partially offset by a 4.0% decrease in transactions. For franchised restaurants, comparable restaurant sales increased 2.7% and 4.6% for the thirteen and thirty-nine weeks ended September 25, 2024, respectively. Refer to “Comparable Restaurant Sales” definition in the section titled “Key Performance Indicators” below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 25, 2024, were as follows:

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 25, 2024	2023	2022	2021
Company-operated restaurant activity(1):
Beginning of period	172	188	189	196
Openings	1	2	4	2
Restaurant sale to franchisee	(1)	(18)	(3)	(8)
Closures	—	—	(2)	(1)
Restaurants at end of period	172	172	188	189
Franchised restaurant activity:
Beginning of period	323	302	291	283
Openings	1	3	9	2
Restaurant sale to franchisee	1	18	3	8
Closures	(1)	—	(1)	(2)
Restaurants at end of period	324	323	302	291
System-wide restaurant activity:
Beginning of period	495	490	480	479
Openings	2	5	13	4
Closures	(1)	—	(3)	(3)
Restaurants at end of period	496	495	490	480
(1)	Our restaurant count above includes 496 domestic restaurants and excludes 10 licensed restaurants in the Philippines.

Restaurant Remodeling

During the thirty-nine weeks ended September 25, 2024, we completed five company-operated restaurant remodels and 35 franchise remodels. Considering our efforts to finalize our new prototype design, we currently expect to complete 2-4 company-operated restaurant remodels and 5-10 franchise remodels for the remainder of fiscal 2024. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of September 25, 2024 and December 27, 2023, the revenue allocated to loyalty points that had not been redeemed was $0.8 million and $0.7 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 4.1 million loyalty program members as of September 25, 2024.

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

Comparison of Results of Operations

Our operating results for the thirteen and thirty-nine weeks ended September 25, 2024 and September 27, 2023 are expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, and are compared in the tables below.

	Thirteen Weeks Ended
	September 25, 2024		September 27, 2023		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$101,178	84.0	$102,703	85.3	$(1,525)	(1.5)
Franchise revenue	11,330	9.4	10,255	8.5	1,075	10.5
Franchise advertising fee revenue	7,887	6.6	7,441	6.2	446	6.0
Total revenue	120,395	100.0	120,399	100.0	(4)	(0.0)
Cost of operations
Food and paper costs(1)	25,401	25.1	27,552	26.8	(2,151)	(7.8)
Labor and related expenses(1)	32,744	32.4	33,092	32.2	(348)	(1.1)
Occupancy and other operating expenses(1)	26,088	25.8	27,289	26.6	(1,201)	(4.4)
Company restaurant expenses(1)	84,233	83.3	87,933	85.6	(3,700)	(4.2)
General and administrative expenses	11,418	9.5	9,144	7.6	2,274	24.9
Franchise expenses	10,488	8.7	9,583	8.0	905	9.4
Depreciation and amortization	4,034	3.4	3,946	3.3	88	2.2
Loss on disposal of assets	77	0.1	16	0.0	61	381.3
Gain on disposition of restaurants	—	—	(4,923)	(4.1)	4,923	N/A
Impairment and closed-store reserves	8	0.0	1,008	0.8	(1,000)	(99.2)
Total expenses	110,258	91.6	106,707	88.6	3,551	3.3
Income from operations	10,137	8.4	13,692	11.4	(3,555)	(26.0)
Interest expense, net of interest income	1,536	1.3	1,382	1.1	154	11.1
Income tax receivable agreement expense	—	—	106	0.1	(106)	N/A
Income before provision for income taxes	8,601	7.1	12,204	10.2	(3,603)	(29.5)
Provision for income taxes	2,415	2.0	2,975	2.5	(560)	(18.8)
Net income	$6,186	5.1	$9,229	7.7	$(3,043)	(33.0)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

	Thirty-Nine Weeks Ended
	September 25, 2024		September 27, 2023		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$300,638	83.8	$304,477	85.4	$(3,839)	(1.3)
Franchise revenue	34,329	9.6	30,046	8.4	4,283	14.3
Franchise advertising fee revenue	23,757	6.6	21,894	6.2	1,863	8.5
Total revenue	358,724	100.0	356,417	100.0	2,307	0.6
Cost of operations
Food and paper costs(1)	76,751	25.5	82,928	27.2	(6,177)	(7.4)
Labor and related expenses(1)	96,192	32.0	96,910	31.8	(718)	(0.7)
Occupancy and other operating expenses(1)	74,609	24.8	77,751	25.5	(3,142)	(4.0)
Gain on recovery of insurance proceeds, lost profits, net(1)	—	—	(151)	(0.0)	151	N/A
Company restaurant expenses(1)	247,552	82.3	257,438	84.6	(9,886)	(3.8)
General and administrative expenses	35,130	9.8	31,451	8.8	3,679	11.7
Franchise expenses	31,961	8.9	28,107	7.9	3,854	13.7
Depreciation and amortization	11,755	3.3	11,277	3.2	478	4.2
Loss (gain) on disposal of assets	181	0.1	(34)	(0.0)	215	(632.4)
Gain on recovery of insurance proceeds, property, equipment and expenses	(41)	(0.0)	(242)	(0.1)	201	(83.1)
Loss (gain) on disposition of restaurants	7	0.0	(5,034)	(1.4)	5,041	(100.1)

Impairment and closed-store reserves	45	0.0	1,123	0.3	(1,078)	(96.0)
Total expenses	326,590	91.0	324,086	90.9	2,504	0.8
Income from operations	32,134	9.0	32,331	9.1	(197)	(0.6)
Interest expense, net of interest income	4,627	1.3	3,362	0.9	1,265	37.6
Income tax receivable agreement expense	—	—	105	0.0	(105)	N/A
Income before provision for income taxes	27,507	7.7	28,864	8.2	(1,357)	(4.7)
Provision for income taxes	7,776	2.2	7,661	2.1	115	1.5
Net income	$19,731	5.5	$21,203	6.1	$(1,472)	(6.9)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended September 25, 2024, company-operated restaurant revenue decreased $1.5 million, or 1.5%, from the comparable period in the prior year. The decrease in company-operated restaurant revenue was mainly due to a $5.3 million decrease related to the 19 company-operated restaurants sold by us to our existing franchisees during or subsequent to the third quarter of 2023. This company-operated restaurant revenue decrease was partially offset by an increase in company-operated comparable restaurant revenue of $2.7 million, or 2.8% as well as $0.5 million of additional sales from restaurants opened during or after the third quarter of 2023 The company-operated comparable restaurant sales increase consisted of an 11.3% increase in average check size due to increases in menu prices, partially offset by a 7.6% decrease in transactions.

Year-to-date, company-operated restaurant revenue decreased $3.8 million, or 1.3%, from the comparable period in the prior year. The decrease in company-operated restaurant revenue was mainly due to a $15.7 million decrease related to the 19 company-operated restaurants sold by us to our existing franchisees during or subsequent to the first quarter of 2023. This company-operated restaurant revenue decrease was partially offset by $2.0 million of additional sales from restaurants opened during or after the first quarter of 2023 as well as an increase in company-operated comparable restaurant revenue of $9.3 million, or 3.2%. The company-operated comparable restaurant sales increase consisted of a 7.5% increase in average check size due to increases in menu prices, partially offset by a 4.0% decrease in transactions.

Franchise Revenue

For the quarter ended September 25, 2024, franchise revenue increased $1.1 million, or 10.5%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 2.7%, three franchise-operated restaurant openings and 19 company-operated restaurants sold by us to our existing franchisees in each case, during or subsequent to the third quarter of 2023.

Year-to-date, franchise revenue increased $4.3 million, or 14.3%, from the comparable period in the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 4.6%, four franchise-operated restaurant openings and 19 company-operated restaurants sold by us to our existing franchisees in each case, during or subsequent to the first quarter of 2023.

Franchise Advertising Fee Revenue

For the quarter ended September 25, 2024, franchise advertising fee revenue increased $0.4 million, or 6.0%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue increased $1.9 million, or 8.5%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, both the quarter and year-to-date period fluctuations were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended September 25, 2024, food and paper costs decreased $2.2 million, or 7.8%. Year-to-date, food and paper costs decreased $6.2 million, or 7.4%, from the comparable period in the prior year.

The decrease in food and paper costs for the quarter and year-to-date resulted primarily from a $1.5 million and $4.5 million reduction, respectively, related to the sale of 19 company-operated locations to franchisees, coupled with the decline in transactions referenced above, partially offset by commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 25.1%, down from 26.8% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 25.5%, down from 27.2% in the comparable period of the prior year. The percentage decrease for both the quarter and year-to-date period was primarily due to an increase in menu pricing and lower discounting, partially offset by commodity inflation.

Labor and Related Expenses

For the quarter ended September 25, 2024, labor and related expenses decreased $0.3 million, or 1.1%, from the comparable period in the prior year. The decrease in labor and related expenses for the quarter was primarily due to a $1.9 million reduction in labor-related costs resulting from the 19 company-operated restaurants sold by us to our existing franchisees during or subsequent to the third quarter of 2023 as well as a $2.0 million reduction related to improved labor efficiencies. The decrease in labor and related expenses for the quarter ended September 25, 2024 from the comparable period in the prior year was partially offset by a $3.7 million increase due to higher wage rates during fiscal 2024 and 2023 primarily as a result of legislative increases in the California state minimum wage, which became effective April 1, 2024.

Year-to-date, labor and related expenses decreased $0.7 million, or 0.7%, from the comparable period in the prior year. The decrease for the year-to-date period was due primarily to a $5.8 million reduction in labor related costs resulting from the 19 company-operated restaurants sold by us to our existing franchisees during or subsequent to the first quarter of 2023 and as well as $4.3 million reduction related to improved labor efficiencies. The decrease in labor and related expenses for the year was partially offset by a $8.7 million increase due to higher wage rates during fiscal 2024 and 2023 primarily as a result of legislative increases in the California state minimum wage, which became effective April 1, 2024, as well as a $0.7 million increase in other labor-related costs.

For the quarter ended September 25, 2024, labor and related expenses as a percentage of company-operated restaurant revenue were 32.4%, up from 32.2% in the comparable period in the prior year. The percentage change for the quarter was driven by the higher wage rates, partially offset by higher menu prices and improved labor efficiencies. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 32.0%, up from 31.8% in the comparable period in the prior year primarily due to the higher wage rates, partially offset by the increase in menu pricing and improved labor efficiencies.

Occupancy and Other Operating Expenses

For the quarter ended September 25, 2024, occupancy and other operating expenses decreased $1.2 million, or 4.4%, from the comparable period in the prior year. The decrease was primarily due to a $1.7 million decrease in utilities, repairs and maintenance costs and other operating expense primarily driven by the sale of 19 company-operated locations to existing franchisee during or subsequent to the third quarter of 2023, partially offset by a $0.5 million increase in other operating expenses and the two new company restaurant openings.

Year-to-date, occupancy and other operating expenses decreased $3.1 million, or 4.0%, from the comparable period in the prior year. The decrease was primarily due to a 4.8 million decrease in utilities, repairs and maintenance costs and other operating expense primarily driven by the sale of 19 company-operated locations during or subsequent to the first quarter of 2023 to existing franchisees, partially offset by a $1.3 million increase in other operating expenses and the three new company restaurant openings.

For the quarter ended September 25, 2024, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.8%, down from 26.6% in the comparable period in the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 24.8%, down from 25.5% in the comparable period of the prior year. Both the quarter and year-to-date period decreases resulted from the cost decreases highlighted above.

General and Administrative Expenses

For the quarter ended September 25, 2024, general and administrative expenses increased $2.3 million, or 24.9%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $1.9 million increase in labor- related costs, primarily related to an increase in estimated management bonus expense and a $0.4 million increase in other general and administrative expenses.

Year-to-date, general and administrative expenses increased $3.7 million, or 11.7%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to a $2.5 million increase in labor-related costs, primarily related to an increase in estimated management bonus expense, a $0.6 million increase in executive transition costs and a $0.6 million increase in other general and administrative expenses.

For the quarter ended September 25, 2024, general and administrative expenses as a percentage of total revenue were 9.5%, up from 7.6% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 9.8%, up from 8.8% in the comparable period of the prior year. The percentage increase for both the quarterly and year-to-date periods is primarily due to the cost increases discussed above.

Franchise Expenses

For the quarter ended September 25, 2024, franchise expenses increased $0.9 million, or 9.4%, from the comparable period in the prior year. Year-to-date, franchise expenses increased $3.9 million, or 13.7%, from the comparable period in the prior year. The increase for both quarterly and year-to-date periods was due to an increase in advertising expenses, primarily resulting from higher franchise revenue, higher franchise services expense and higher rent expense for locations sub-leased to franchisees that have a portion of the rent based on a percentage of revenue generated.

Loss (Gain) on Disposition of Restaurants

During the thirty-nine weeks ended September 25, 2024, we completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the thirty-nine weeks ended September 25, 2024.

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

Impairment and Closed-Store Reserves

During the thirteen and thirty-nine weeks ended September 25, 2024, we did not record any non-cash impairment charges. During both the thirteen and thirty-nine weeks ended September 27, 2023, we recorded non-cash impairment charges of $1.0 million, primarily related to the carrying value of the ROU assets of one restaurant in California and the carrying value of the long-lived assets of one restaurant in Nevada. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During both the thirteen and thirty-nine weeks ended September 25, 2024 and September 27, 2023, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter ended September 25, 2024, interest expense, net, increased $0.2 million from the comparable period in the prior year. For the year-to-date period, interest expense, net, increased $1.3 million from the comparable period in the prior year. Both the quarter and year-to-date period increase in interest expense was primarily related to the higher outstanding balances on our 2022 Revolver (as defined below) as well as the higher interest rates in the fiscal 2024 periods versus the comparable periods in the prior year.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 25, 2024, we did not record any income tax receivable agreement income or expense, and for both the thirteen and thirty-nine weeks ended September 27, 2023, we recorded income tax receivable agreement expense of $0.1 million.

On May 29, 2024, we terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $398,896. As of September 25, 2024, an immaterial amount of obligations owed remained outstanding on our condensed consolidated balance sheets.

Provision for Income Taxes

For the quarter ended September 25, 2024, we recorded an income tax provision of $2.4 million, reflecting an estimated effective tax rate of 28.1%. For the quarter ended September 27, 2023, we recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of approximately 24.4%. For the year-to-date period ended September 25, 2024, we recorded an income tax provision of $7.8 million, reflecting an estimated effective tax rate of approximately 28.3%. For the year-to-date period ended September 27, 2023, we recorded an income tax provision of $7.7 million, reflecting an estimated effective tax rate of approximately 26.5%

The difference between the 21.0% statutory rate and our effective tax rate of 28.3% for the year-to-date period ended September 25, 2024 is primarily a result of state taxes, the impact of non-tax deductible executive compensation expense, a tax shortfall related to equity compensation deductible for tax as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by a Work Opportunity Tax Credit benefit.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Company-operated restaurant revenue	$101,178	$102,703	$300,638	$304,477
Franchise revenue	11,330	10,255	34,329	30,046
Franchise advertising fee revenue	7,887	7,441	23,757	21,894
Total Revenue	120,395	120,399	358,724	356,417
Franchise revenue	(11,330)	(10,255)	(34,329)	(30,046)
Franchise advertising fee revenue	(7,887)	(7,441)	(23,757)	(21,894)
Sales from franchised restaurants	178,794	166,052	532,830	488,117
System-wide sales	$279,972	$268,755	$833,468	$792,594

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 25, 2024 and September 27, 2023, there were 482 and 470 comparable restaurants, 168 and 181 company-operated restaurants, and 314 and 289 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Restaurant contribution:
Income from operations	$10,137	$13,692	$32,134	$32,331
Add (less):
General and administrative expenses	11,418	9,144	35,130	31,451
Franchise expenses	10,488	9,583	31,961	28,107
Depreciation and amortization	4,034	3,946	11,755	11,277
Loss (gain) on disposal of assets	77	16	181	(34)
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(41)	(242)
Franchise revenue	(11,330)	(10,255)	(34,329)	(30,046)
Franchise advertising fee revenue	(7,887)	(7,441)	(23,757)	(21,894)
Impairment and closed-store reserves	8	1,008	45	1,123
(Gain) loss on disposition of restaurants	—	(4,923)	7	(5,034)
Restaurant contribution	$16,945	$14,770	$53,086	$47,039

Company-operated restaurant revenue:
Total revenue	$120,395	$120,399	$358,724	$356,417
Less:
Franchise revenue	(11,330)	(10,255)	(34,329)	(30,046)
Franchise advertising fee revenue	(7,887)	(7,441)	(23,757)	(21,894)
Company-operated restaurant revenue	$101,178	$102,703	$300,638	$304,477

Restaurant contribution margin (%)	16.7%	14.4%	17.7%	15.4%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 25, 2024	September 27, 2023	September 25, 2024	September 27, 2023
Net income	$6,186	$9,229	$19,731	$21,203
Non-GAAP adjustments:
Provision for income taxes	2,415	2,975	7,776	7,661
Interest expense, net of interest income	1,536	1,382	4,627	3,362
Depreciation and amortization	4,034	3,946	11,755	11,277
EBITDA	$14,171	$17,532	$43,889	$43,503
Stock-based compensation expense (a)	1,080	926	2,897	2,514
Loss (gain) on disposal of assets (b)	77	16	181	(34)
Impairment and closed-store reserves (c)	8	1,008	45	1,123
(Gain) loss on disposition of restaurants (d)	—	(4,923)	7	(5,034)
Income tax receivable agreement expense (e)	—	106	—	105
Special other expenses (f)	—	—	—	430
Shareholder advisory fees (g)	—	293	—	293
Gain on recovery of insurance proceeds (h)	—	—	(41)	(394)
Executive transition costs (i)	—	—	643	—
Restructuring charges (j)	—	—	551	1,055
Pre-opening costs (k)	116	39	197	227
Adjusted EBITDA	$15,452	$14,997	$48,369	$43,788
(a)	Includes non-cash, stock-based compensation.
(b)	Loss (gain) on disposal of assets includes the loss or gain on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closing restaurants. During the thirteen and thirty-nine weeks ended September 25, 2024, we did not record any non-cash impairment charges. During both the thirteen and thirty-nine weeks ended September 27, 2023, we recorded non-cash impairment charges of $1.0 million, primarily related to the carrying value of the ROU assets of one restaurant in California and the carrying value of the long-lived assets of one restaurant in Nevada.

During both the thirteen and thirty-nine weeks ended September 25, 2024 and September 27, 2023, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	During the thirty-nine weeks ended September 25, 2024, we completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the thirty-nine weeks ended September 25, 2024.

During the thirteen and thirty-nine weeks ended September 27, 2023, we completed the sale of 17 and 18 restaurants, respectively, within California, Utah and Texas to existing franchisees. These sales resulted in cash proceeds of $7.5 million and $7.7 million, respectively, during the thirteen and thirty-nine weeks ended September 27, 2023 a and a net gain on sale of restaurant of $4.9 million and $5.0 million, respectively.

(e)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our NOLs and other tax attributes attributable to preceding periods. For the thirteen and thirty-nine weeks ended September 25, 2024, we did not record any income tax receivable agreement income or expense. For the thirteen and thirty-nine weeks ended September 27, 2023, income tax receivable agreement expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments.
(f)	Consists of (1) nominal costs and recoveries related to the defense of securities lawsuits, (2) $0.3 million in legal costs related to the share distribution by Trimaran Group of substantially all shares of our common stock held by Trimaran Group to its investors, members and limited partners, which occurred on March 28, 2023, and (3) $0.1 million in costs related to a special dividend declaration which was paid on November 9, 2022, to stockholders of record, including holders of restricted stock.
(g)	Consists of advisory fees pertaining to a Shareholder Rights Agreement adopted in connection with a shareholder’s accumulation of a significant amount of shares of our common stock. Refer to Note 12, “Shareholder Rights Agreement” for further details on the Shareholder Rights Agreement.

(h)	During fiscal 2022, one of our restaurants incurred damage resulting from a fire. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We received $0.4 million in cash, net of the insurance deductible, from the insurance company during fiscal 2023, for which we recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.2 million related to the reimbursement of lost profits. The gain on recovery of insurance proceeds for the reimbursement of property and equipment and expenses and the reimbursement of lost profits, net of the related costs is included in the accompanying condensed consolidated statements of income, for the thirty-nine weeks ended September 27, 2023, as a reduction of company restaurant expenses.
(i)	Includes costs associated with the transition of our former CEO, such as severance, executive recruiting costs and stock-based compensation costs.
(j)	On March 8, 2024, we made the decision to eliminate and restructure certain positions in the organization, which resulted in one-time costs of approximately $0.6 million. On April 13, 2023 the Company made the decision to eliminate and restructure certain positions in the organization, which resulted in one-time costs of approximately $1.1 million.
(k)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 25, 2024	September 27, 2023
Net cash provided by (used in)
Operating activities	$41,146	$32,509
Investing activities	(14,437)	(7,412)
Financing activities	(26,102)	(31,775)
Net increase (decrease) in cash	$607	$(6,678)

Operating Activities

For the thirty-nine weeks ended September 25, 2024, net cash from operating activities increased by approximately $8.6 million from the comparable period of the prior year. This change was due to favorable working capital fluctuations and higher profitability compared to the same period in the prior year.

Investing Activities

For the thirty-nine weeks ended September 25, 2024, net cash used in investing activities increased by $7.0 million from the comparable period of the prior year. This change was primarily due to the cash proceeds of $7.7 million received during the thirty-nine weeks ended September 27, 2023 related to the sale of 18 company-operated restaurants to existing franchisees.

Financing Activities

For the thirty-nine weeks ended September 25, 2024, net cash used in financing activities changed by $5.7 million from the comparable period of the prior year. The decrease was primarily due to repurchases of shares of our common stock of $19.3 million during the thirty-nine weeks ended September 25, 2024 compared to repurchases of shares of our common stock of $46.6 million during the thirty-nine weeks ended September 27, 2023. The change was offset by an $8.0 million in net pay downs on the 2022 Revolver during the thirty-nine weeks ended September 25, 2024 compared to a $14.0 million in net borrowings during the thirty-nine weeks ended September 27, 2023.

Debt and Other Obligations

We, as a guarantor, are a party to a credit agreement (the “2022 Credit Agreement”) among our wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), as borrower, and our direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), as a guarantor, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2022 Revolver”). The 2022 Revolver, which is available pursuant to the 2022 Credit Agreement, includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. The obligations under the 2022 Credit Agreement and related loan documents are guaranteed by us and Intermediate. The obligations of our company, EPL and Intermediate under the 2022 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

Under the 2022 Revolver, we are restricted from making certain payments such as cash dividends or share repurchases, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem our qualified equity interests held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, (ii) pay under its TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 6.52% to 6.95% and 6.52% to 6.96% for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, and 6.74% to 6.93% and 5.69% to 8.50% for the thirteen and thirty-nine weeks ended September 27, 2023, respectively.

The 2022 Credit Agreement contains certain customary financial covenants, subject to certain exceptions. We were in compliance with the financial covenants as of September 25, 2024.

At September 25, 2024, we had $76.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $9.8 million outstanding, and as a result, we had $64.2 million in borrowing availability.

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

Material Cash Requirements

Our material cash requirements as of September 25, 2024 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our annual report on Form 10-K for the year ended December 27, 2023. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) purchasing commitments for chicken, (iv) restaurant finance lease payments, and (v) capital expenditures.

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

For the thirteen and thirty-nine weeks ended September 25, 2024, we repurchased 92,043 and 431,926 shares of common stock, respectively, under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.1 million and $4.3 million, respectively. Following completion of these repurchases, approximately $3.1 million of our common stock remained available for repurchase under the Share Repurchase Program at September 25, 2024.

Other Share Repurchases

In addition, on May 29, 2024, we repurchased 1,534,303 shares for a total purchase price of $15.0 million under the Stock Repurchase Agreement with FS Equity Partners V, L.P. and FS Affiliates V, L.P.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced the 2018 Revolver and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. In connection with the refinancing, the 2018 Credit Agreement was terminated. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of September 25, 2024, we had outstanding borrowings of $76.0 million under our 2022 Revolver, $9.8 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.8 million on an annualized basis.

During the thirteen and thirty-nine weeks ended September 25, 2024, we paid down $11.0 million and $22.0 million, respectively, on our 2022 Revolver and the outstanding balance as of September 25, 2024 was $76.0 million. During the thirty-nine weeks ended September 25, 2024, we borrowed $14.0 million on the 2022 Revolver. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 25, 2024.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the thirteen weeks ended September 25, 2024, we repurchased 92,043 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.1 million. Following completion of these repurchases, approximately $3.1 million of our common stock remained available for repurchase under the Share Repurchase Program at September 25, 2024.

The following table summarizes our repurchases of common stock in the quarterly period ended September 25, 2024, which occurred pursuant to our Share Repurchase Program (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
June 27, 2024 to July 24, 2024	51,000		$11.16	51,000	$3,621
July 25, 2024 to August 21, 2024	38,574		$11.91	38,574	$3,161
August 22, 2024 to September 25, 2024	7,200		$13.22	2,469	$3,129
Total	96,774	(1)		92,043

(1) Consists of (a) 92,043 shares repurchased by us pursuant to the Share Repurchase Program and (b) 4,731 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

None.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	6/3/2024	001-36556

3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556

3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	2/2/2024	001-36556

4.1	Rights Agreement, dated as of August 8, 2023, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/9/2023	001-36556

4.2	Amendment No. 1 to Rights Agreement, dated as of August 4, 2024, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/5/2024	001-36556

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: November 1, 2024	/s/ Elizabeth Williams
Elizabeth Williams
Chief Executive Officer
(duly authorized officer)
Date: November 1, 2024	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial officer)