Form 10-K
period 2024-12-25
El Pollo Loco Holdings, Inc.
filed 2025-03-07
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2024

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

As of June 26, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $140.0 million.

As of February 28, 2025, there were 29,777,207 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2024 fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Forward-looking statements discuss our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements because they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, trends, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to, those listed under “Summary Risk Factors” and “Item 1A. Risk Factors” of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission.

We caution you that the important factors included in this Annual Report may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways that we expect. The forward-looking statements included in this Annual Report are made only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

The following is a summary of certain key risk factors for investors in our securities. You should read this summary together with the more detailed description of risks and uncertainties discussed under Item 1A. “Risk Factors” in this Annual Report before investing in our securities.

Summary Risk Factors

Risks Related to Our Operations

●	We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.
●	We may not be able to compete successfully, including with other quick-service and fast casual restaurants.
●	We are vulnerable to changes in political and economic conditions such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.
●	If we are unable to attract, develop, assimilate, and retain employees, we may not be able to grow or successfully operate our business.
●	Our business could be negatively affected by regional geographic concentrations.
●	Our inability or failure to execute our business continuity and response plan following a major disaster such as a natural disaster, terrorism, social unrest or a cybersecurity incident affecting our corporate facilities could materially adversely affect our business.
●	Our long-term success depends in part on our ability to effectively identify and secure appropriate sites for new restaurants.
●	We have incurred, and may continue to incur, significant impairment of certain of our assets, in particular in our new markets.
●	Changes in food, supply costs, especially for chicken, labor, construction and utilities could adversely affect our business, financial condition, and results of operations.

●	Public health crises, such as the COVID-19 pandemic have had, and may in the future have, a significant negative impact on our business, sales, results of operations and financial condition.
●	Social media and negative publicity could have a material adverse impact on our business.
●	We rely on our ability to continue to expand our digital business, delivery orders and catering is uncertain, and these new business lines are subject to various risks.
●	Food-borne illness and other food safety and quality concerns may negatively impact our business and profitability.
●	Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.
●	Our level of indebtedness, and restrictions under our credit facility, could materially and adversely affect our business, financial condition, and results of operations.
●	Our marketing programs may not be successful, and our new menu items, advertising campaigns, and restaurant designs and remodels may not generate increased sales or profits.
●	Adverse changes in the economic environment may affect our franchisees, with adverse consequences to us.
●	We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business.
●	If our relations with existing or potential franchisees deteriorate, restaurant performance and our development pipeline could suffer.
●	Our self-insurance programs may expose us to significant and unexpected costs and losses.
●	We are locked into long-term and non-cancelable leases, and may be unable to renew leases at the ends of their terms.
●	If we are unable to achieve our social and environmental sustainability goals, our reputation and results of operations could be adversely affected.

Risks Related to Information Technology and Data Security

●	Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.
●	If we are unable to protect our customers’ payment method data or personal information, we could be exposed to data loss, litigation, liability, and reputational damage.

Risks Related to Intellectual Property

●	The failure to enforce and maintain our trademarks and protect our other intellectual property could materially and adversely affect our business, including our ability to establish and maintain brand awareness.

Risks Related to Government Regulation and Litigation

●	Matters relating to employment and labor law may adversely affect our business.
●	We are from time to time the target of class action lawsuits and other claims proceedings, which could adversely affect our business and results of operations.
●	If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.
●	We are subject to extensive laws, government regulation, and other legal requirements and our failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, ability to attract and retain talent and results of operations.
●	Legislation and regulations regarding certain of our menu offerings, new information or attitudes regarding diet and health, or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.
●	We may become subject to liabilities arising from environmental laws that could likely increase our operating expenses and materially and adversely affect our business and results of operations.

Risks Related to Ownership of Our Common Stock

●	Our quarterly operating results may fluctuate significantly due to seasonality and other factors, some of which are beyond our control, which could adversely affect the market price of our common stock.
●	Future offerings of debt or equity securities by us may adversely affect the market price of our common stock.
●	Delaware law, our organizational documents, our shareholder rights agreement and our existing and future debt agreements may impede or discourage a takeover, depriving our investors of the opportunity to receive a premium for their shares.
●	Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

PART I

Unless otherwise specified in this Annual Report, or the context otherwise requires, terms “El Pollo Loco,” “the Company,” “our company,” “we,” “us,” and “our” mean El Pollo Loco Holdings, Inc. (“Holdings”), together with its subsidiaries.

ITEM 1.BUSINESS

Our Company

We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 498 domestic restaurants, comprised of 173 company-operated and 325 franchised restaurants as of December 25, 2024. Our restaurants are located principally in California, but also in Arizona, Nevada, Texas, Utah, Colorado and Louisiana. Additionally, as of December 25, 2024 we had 10 licensed restaurants in the Philippines. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50-70 people.

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to make and serve food that is “better for you” and also flavorful. Our distinctive menu features our signature product, citrus-marinated fire-grilled chicken, served in a variety of Mexican-inspired entrees, like burritos and tostadas, healthier choices, like salads, and chicken meals available in a variety of sizes to feed individuals and larger groups. Our entrees include favorites such as our Guacamole Chicken Burrito, Double Chicken Tostada, Crunchy Chicken Taco, and the Original Pollo Bowl®. Our famous Creamy Cilantro dressing and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with “better for you” and more affordable healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants. Financial information about our operations, including our revenues and expenses for fiscal 2024, 2023 and 2022, and our total assets as of the end of fiscal 2024 and 2023, is included in our “Audited Consolidated Financial Statements” and accompanying “Notes to Consolidated Financial Statements” in this Annual Report. See “Item 8. Financial Statements and Supplementary Data.”

Our Industry

The restaurant industry is divided into two segments: full service and limited service. We operate within the broader LSR segment, and we strive to offer the food and dining experience of a fast-casual restaurant and the speed, value, and convenience of a quick-service restaurant (“QSR”). We strive to offer menu options that are made with fresh ingredients and provide a quality, “better for you” alternative to typical fast food, all while using Mexican flavors to make our food craveable and delicious.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Differentiated Restaurant Concept with Broad Appeal.

We believe that our food, which is quality fire-grilled chicken served in a variety of freshly prepared meals and entrees and inspired by broadly appealing Mexican flavors, served in contemporary restaurant environments at reasonable prices, positions us well to satisfy the needs of a wide customer base by appealing to the broader general market who seek convenient and high-quality meals at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated, fire-grilled chicken and entrees containing distinctive ingredients such as fresh avocados and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast-casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and customers can select from a variety of freshly prepared salsas to complement their meal selection. We also believe that our concept, which integrates the complexity of creating real food in real kitchens with the speed of our service model and the skill of our trained Grill Masters, provides a layer of competitive insulation around our restaurant model. We believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast-casual and QSR segments. We seek to position ourselves as a differentiated restaurant concept, which we believe sources traffic from both dining segments and, as a result, we expect it to drive transaction growth in the future.

Mexican-Inspired, Freshly-Prepared Fire-Grilled Chicken and Entrees.

Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and entrees. With menu items such as our signature Fire-Grilled Chicken Meals and Family Meals, Double Chicken Tostada, the Original Pollo Bowl®, Guacamole Chicken Burrito, and Double Chicken Avocado Salad, we believe that we offer our customers a “better for you” alternative to traditional food on-the-go. The majority of our menu items are prepared in-restaurant using fresh ingredients, including our bone-in chicken and chicken breast filets, rice, salsas, and cilantro dressing. Our entrees and meals start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken to order. Our team members create our salsas and cilantro dressings with fresh tomatoes, avocados, serrano peppers, and cilantro, and our rice and beans are seasoned and simmered in our restaurants throughout each day.

Our bone-in chicken meals and Mexican-inspired entrees accounted for 41% and 52% of our company-operated restaurant sales in 2024, respectively, 43% and 50%, respectively, in 2023, and 44% and 50%, respectively, in 2022. Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, thereby enabling us to generate sales split almost equally between lunch and dinner. We believe that our family-sized chicken meals provide a “better for you” and more convenient alternative for families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money. In 2024 approximately 25% of our company-operated sales were generated from family-sized meals, compared to 26% in 2023, and 28% in 2022.

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

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time.

We seek to position ourselves as a differentiated LSR business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast-casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and compelling returns on invested capital. In 2024, our company-operated restaurants generated average annual sales per restaurant of approximately $2.3 million and restaurant-level contribution margins of 17.4%.

Experienced Leadership.

Most of our senior management team has extensive operating experience in the restaurant industry. Members of the senior leadership team include Elizabeth Williams as our Chief Executive Officer, Maria Hollandsworth as our President and Chief Operating Officer, Ira Fils as our Chief Financial Officer, Anne Jollay as our Chief Legal Officer, Bjorn Erland as our Chief People Officer, Tim Welsh as our Chief Development Officer, Jill Adams as our Chief Marketing Officer, and Clark Matthews as our Chief Information Officer.

Our Growth Strategy

We believe that we are well-positioned for sales growth because of our position in the high growth chicken category, appeal to a broad customer base, quality ingredients and a menu with broadly appealing Mexican flavors, disciplined business model, and strong unit economics. In 2024, 2023 and 2022, our comparable restaurant sales grew 2.8%, 0.3% and 5.9%, respectively. We plan to continue to expand our business, drive restaurant sales growth and increase company profits by executing our Strategic Plan, which consists of the following five key strategies:

Brand That Wins

We believe that being the craveable, affordable, better for you chicken leader, reinforced with our marketing and product offering, positions us to deliver on our first strategic pillar, Brand That Wins. Our marketing and advertising focuses on quality and freshly prepared ingredients to reinforce the cooking we do in our restaurants every day. Our chicken is our differentiator. We marinate, grill, chop, and shred chicken every day in our restaurants to deliver delicious fire-grilled chicken to our customers. Our grilled chicken is versatile and is offered in bone-in and boneless options, giving our customers choice and variety. Our chicken will continue to be the focus of our advertising campaigns and consumer messaging, and we believe that we are positioned uniquely to be the alternative to fried chicken and overindulgent fast food in the marketplace.

We believe that we are uniquely positioned within the LSR restaurant space. We will continue to adapt our menu to create individual entrees and group meals that feature our fire-grilled chicken and are inspired by the flavors of Mexico. We believe that we have opportunities for menu innovation around different forms of chicken and portability as we look to increase customer frequency and earn share from the competition. In addition, we will continue to tap into the need for healthier offerings by building on the success of our fire-grilled chicken and “better for you” products.

We engage customers through our seasonal product calendar, which features existing product platforms, like our Double Chicken Tostadas and Fire-Grilled Burritos, and limited-time offers like our Double Pollo Fit® Bowls. Our key points of differentiation are communicated through our advertising campaign, which highlights our food quality and “better for you” menu options. We tailor our message from television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program and social media platform where we engage in more personalized marketing.

Hospitality Mindset

Serving our customers and delivering on exceptional hospitality begins with having an operations and training model that allows for consistent delivery of our products and services. We believe that simplifying our restaurant operations will further enhance our ability to attract and retain the best employees and further improve customer service. In 2024, we continued to implement initiatives to make it easier for our employees to operate our restaurants. These included eliminating low-volume menu items with unique ingredients or complex builds, like our Keto Burrito, as well as purchasing pre-chopped serrano peppers and fresh cilantro to reduce prep and ensure consistency, and using new equipment to simplify salsa production. Our labor and deployment system allows us to focus our team on serving customers quickly and efficiently, while maintaining our quality and service standards.

Initiatives currently in test include a chicken holding cabinet, which improves overall quality and chicken availability during off-peak hours, and self-ordering kiosks which make ordering easy for our customers. These and other initiatives are intended to enable our restaurant employees to increase their focus on delivering exceptional hospitality and speed of service to our customers. We believe that this continued focus will lead to higher sales over the longer term.

Digital First

We believe that investing in consumer-facing technology is critical to further differentiating our brand and reaching customers for whom convenience and value are key decision factors. Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more each month. As of December 25, 2024, there were 4.2 million members in the Loco Rewards loyalty program, whom we target with segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend.

We also offer digital ordering through our mobile app, mobile web, and desktop web to provide convenient, easy ordering options for our customers. In addition to offering digital ordering through our website and mobile app, we participate in 3rd party delivery marketplaces. We currently have partnerships with DoorDash, Postmates, Uber Eats, and Grubhub. As of December 25, 2024, DoorDash maintained exclusivity for delivery orders placed directly with our restaurants. For orders placed directly from the restaurant, no fee is charged to the restaurant as the full delivery cost is borne by the customer.

In total, during fiscal 2024, all digital and delivery orders including mobile and web orders constituted 12.2% of our total sales mix. As of December 25, 2024, all company-operated and franchise restaurants offered integrated delivery through a third-party service.

We plan to continue investing in our loyalty and delivery programs as well as other technology platforms to continue making it easier for customers to access our food.

Winning Unit Economics

We believe that creating strong margins is as important as driving topline sales. In 2024 we launched a concerted effort analyzing our product offering, labor, and controllables to determine areas of opportunity. Through this effort, we identified several workstreams to optimize product costs, supplier efficiencies, and labor deployment. While some of the savings were realized in 2024, we believe that these initiatives will have a positive impact on overall profitability for future years as well.

In addition to managing cost of sales, we also believe that having a cost-improved new store prototype will have a positive impact on overall profitability and fuel growth. Work was completed in 2024 to reduce the overall cost of the restaurant prototype through updating layout, materials, and furnishings, while keeping a modern, durable, and quality aesthetic. The brand will open its first cost-improved prototype in 2025.

Drive Unit Growth Again Through National Expansion

We believe that execution of our first four strategies will enable us to grow our restaurant base. Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. During fiscal 2024, we opened four new stores, of which two were franchised and two were company-owned.

In addition to unit growth, we believe that remodels and refreshes to our existing fleet will keep El Pollo Loco relevant to our customers and keep them coming back. In 2024, we completed eight company-operated restaurant remodels, and our franchisees completed 44 remodels. In 2025, we plan to continue our standard practices for remodels, including 30-40 company-operated and 30-40 franchised restaurants.

We expect future new unit development to be led by franchisees and complemented by company store growth, through both in-fill in existing markets and expansion into adjacent and contiguous new markets. In order to expand into new markets, we believe that we need to source new franchisees and, therefore, we expect to invest more resources in sourcing and onboarding them in the future, including franchise recruitment, franchise operations, and field marketing.

Site Selection and Expansion

Restaurant Development

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In 2024, two new company-operated restaurants were opened in California and two new franchised restaurants were opened, one in California and one in Texas. In fiscal 2025, we intend to open one to two new company-operated restaurant in California and eight to nine new franchised restaurants.

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

Operations

We utilize systems that are aimed at measuring our ability to deliver a great experience for our customers. These systems include customer surveys, social media ratings and speed-of-service performance trends. These results are then presented on an operations dashboard that displays the measures for corporate and restaurant-level management and franchisees to utilize in developing specific plans for continuous performance improvement. In addition, all company operated restaurants utilize digital communication boards, which communicate real-time sales and other data to our restaurant managers.

We have food safety and quality assurance programs designed to maintain the highest standards for the food and the food preparation procedures that are used by both company-operated and franchised restaurants. We have a quality assurance team and employ third-party auditors that perform our workplace and food safety restaurant audits.

Managers and Team Members

Each of our restaurants typically has a general manager and two to three shift leaders and some restaurants have an assistant manager. There are between 15 and 35 team members per restaurant who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have area leaders, each of whom is responsible for 6 to 9 restaurants. Overseeing the area leaders are three Regional Directors of Operations who report up to the Sr. Director of Operation who reports to our Chief Operating Officer. Franchise operations are supported by four directors of franchise and a Vice President, Franchise Operations, who reports to the Chief Operating Officer.

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

Franchise Program

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 25, 2024, we had a total of 325 franchised restaurants. Franchisees range in size from single-restaurant operators to our largest franchisee, which owned 79 restaurants as of December 25, 2024. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 25, 2024, approximately 86% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.

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

Marketing and Advertising

We strive to distinguish the El Pollo Loco brand by building brand equity that we believe not only accentuates our strengths but also deepens the strong emotional connections we have with our customers. We promote our restaurants and products by emphasizing our points of differentiation, which include our Mexican flavors, our fresh ingredients and preparation methods, and the cooking of our citrus-marinated chicken on open fire grills in our kitchens, as well as the convenience and quality we offer for families.

We use multiple marketing channels, including traditional and digital media, and leverage video, static, and print content to effectively deliver our marketing messages. We target our advertising, using local broadcast and cable television to reach a wide audience, and digital media and streaming to layer on more targeted audience segments.

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

Our Loco Rewards™ loyalty program uses points, rewards, and offers to build engagement with our customers. Customers access the program on elpolloloco.com and the El Pollo Loco iOS Apple and Android app. We build segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend. To keep customers engaged with the program, unannounced offers, called “Surprise and Delights” are awarded based on that customer’s transaction history. We communicate offers, loyalty updates and other Loco Rewards campaigns to customers via in-app messaging, mobile phone push notifications and email.

Our online ordering program makes it easy for customers to skip the line and order ahead. Available at every location and accessible from elpolloloco.com or the El Pollo Loco mobile app, any order can be placed and paid for before arriving at the restaurant. El Pollo Loco has partnered with Postmates, DoorDash, Uber Eats and Grubhub as additional methods for ordering. El Pollo Loco also operates direct delivery via elpolloloco.com or the Loco Rewards App, which is exclusively fulfilled by DoorDash.

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third-party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. We contracted with McLane Company (our “primary distributor”), a major foodservice distributor, for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers for fiscal 2024. Starting in March 2025, Performance Food Group Customized Distribution (“PFG Customized”) will be our new primary distributor for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants two to three times per week. Our restaurants in Texas, Louisiana and Colorado utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 37% of our total food and paper costs for 2024. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from one to two years depending on current and expected market conditions. During fiscal 2024, we sourced poultry from six suppliers, with three accounting for approximately 77% of our purchases for fiscal 2024. During fiscal 2025, more than 80% of our poultry purchases have been contracted at a fixed price.

Intellectual Property

We have registered El Pollo Loco ® , Pollo Bowl ® , The Crazy Chicken ® , and certain other names used by our restaurants as trademarks or service marks with the U.S. Patent and Trademark Office, and El Pollo Loco ® in approximately 40 foreign countries and the European Union. In addition, the El Pollo Loco logo, website name and address, Facebook, X (formerly Twitter), Instagram and YouTube accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so, and to oppose vigorously any infringement or dilution of the service marks or trademarks in those countries. We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or as confidential proprietary information.

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

Regulation and Compliance

We and our franchisees are subject to various federal, state and local laws and regulations that govern our business operations, including those governing:

●	employment and wage and hour practices, including, but not limited to, minimum wage rates, overtime, meal and rest periods, prevention of discrimination, harassment, and retaliation, employment of minors, paid and family leave, unemployment tax rates, workers’ compensation rates, suitable seating, and citizen, visa, or lawful permanent resident requirements, and other working conditions;
●	privacy and data security, including the collection, maintenance and use of information regarding employees and guests;
●	compliance with the Americans with Disabilities Act and similar laws affording various protections and accommodations to employees and guests with disabilities;
●	environmental practices, including the discharge, storage, handling, release and disposal of hazardous or toxic substances; regulation of discharges into the air, water and soils, storage and disposal of liquid and solid waste, and clean-up of contaminated soil and groundwater, and regulations restricting the use of straws, utensils and the certain packaging materials;
●	compliance with Federal Trade Commission and laws that govern the franchisor-franchisee relationship, including the offer and sale of franchises and certain disclosures to franchisees;
●	the preparation, sale and labeling of food, including regulations of the Food and Drug Administration, which oversees the safety of the entire food system, including inspections and mandatory food recalls, menu labeling and nutritional content;

●	working hours and working conditions, health, sanitation, safety and fire standards, building and zoning requirements, public accommodations and safety conditions, environmental matters, and data privacy;
●	building and zoning requirements, including state and local licensing and regulation governing the design and operation of facilities and land use; and
●	health and sanitation and public safety.

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

See “Item 1A. Risk Factors” and the subsection titled “Environmental Matters” above in this Annual Report for a discussion of risks relating to federal, state, local and regulation of our business.

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

Human Capital

As of December 25, 2024, we had approximately 4,143 employees, of whom approximately 3,977 were hourly restaurant employees comprised of 3,177 crewmembers, 178 general managers/acting general managers, 85 assistant managers, 518 shift leaders, and 19 employees in limited-time roles as acting managers or as managers in training. The remaining 166 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

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

ITEM 1A.RISK FACTORS

You should carefully consider the following risk factors, as well as other information contained in this Annual Report, including our financial statements and the notes related to those statements. The occurrence of any of the following risks could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flow.

Risks Related to Our Operations

We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.

One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. In fiscal 2025, we plan to open one to two company-operated restaurant and our franchisees intend to open eight to nine. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to: identify available and suitable restaurant sites; compete for restaurant sites; reach acceptable agreements regarding the lease or purchase of locations; obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs; respond to unforeseen engineering or environmental problems with leased premises; avoid the impact of inclement weather and natural and man-made disasters; hire, train, and retain the skilled management and other employees necessary to meet staffing needs; obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals; respond effectively to any changes in local, state, and federal law and regulations that adversely affect our and our franchisees’ costs or abilities to open new restaurants; and control construction and equipment cost increases for new restaurants.

If we are unable to successfully manage these risks and open new restaurants or sign new franchisees as anticipated, or if restaurant openings are significantly delayed, we could face increased costs and lower than anticipated sales and earnings in future periods.

As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience, including through company-operated restaurant growth and franchise development agreements. For example, we are pursuing the new development agreements covering territories in Texas, Colorado, New Mexico, Idaho and Washington State. We currently have two restaurants in Colorado. We plan on opening our first locations in New Mexico, El Paso, Idaho and Washington State. The challenges of entering new markets include (i) difficulties in hiring and training experienced personnel, (ii) unfamiliarity with local real estate markets and demographics, (iii) consumer unfamiliarity with our brand, and (iv) competitive and economic conditions, consumer tastes, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system requires the implementation, expense, and successful management of enhanced business support systems, management information systems, and financial controls, as well as additional staffing, franchise support, and capital expenditures and working capital.

Due to brand recognition and logistical synergies, as part of our growth strategy, we, at times, need to open new restaurants in areas where we have existing restaurants. The operating results and comparable restaurant sales for our restaurants could be adversely affected due to increasing proximity among our restaurants and due to market saturation.

We may not be able to compete successfully, including with other quick-service and fast casual restaurants.

The food service industry, and particularly its QSR and fast casual segments, is intensely competitive. Competition in our industry is primarily based on price, convenience, quality of service, brand recognition, ambience, restaurant location, type and quality of food, food safety, and our market position is based on balancing price and quality. These competitive factors are particularly applicable in markets in which we have expanded relatively rapidly or have recently expanded and continue to expand.

We compete with national, regional and locally owned limited-service restaurants, fast casual restaurants, and full-service restaurants. In addition, many of our competitors have greater name recognition nationally or in some of the local markets in which we have shops. Particularly, the greater Los Angeles area, the primary market in which we compete, consists of what we believe to be the most competitive Mexican-inspired QSR and fast casual market in the United States. We expect competition in this market and in each of our other markets to continue to be intense, because consumer trends are favoring LSRs that offer healthier menu items made with better-quality products, and many LSRs are responding to these trends. Moreover, we may also compete with companies outside the QSR and fast casual segment of the restaurant industry. For example, competitive pressures can come from deli sections and in-store cafés of several major grocery store chains, including those targeted at consumers who want higher-quality food, as well as from convenience stores, cafeterias and other dining outlets. Meal kit delivery companies and other eat-at-home options also present some degree of competition for our restaurants. If our company-operated and franchised restaurants cannot compete successfully, especially with other QSR and fast casual restaurants, in new and existing markets, we could lose customers and our revenue could decline, which may materially and adversely affect our business, financial condition, and results of operations.

We are vulnerable to changes in political and economic conditions such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.

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

Current uncertainties about increases in tariffs of imported products from countries, including Mexico, may have an adverse effect on our Company. On February 1, 2025, the U.S. government proposed tariffs up to 25% on imports from certain countries, including Mexico and Canada, and implemented other tariffs on countries including China. Some of our produce, packaging and other items are procured from outside of the U.S. (including from Mexico, Canada and China), and any new or increased import duties, tariffs, trade sanctions or taxes, or other changes in U.S. trade or tax policy could result in higher food and supply costs that would adversely impact our financial results. While we are still evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, we anticipate it might adversely impact our revenue and cost of goods sold in the United States.

If the provisions of these tariffs are maintained as proposed, we may need to take measures including increasing our menu prices in response. Higher menu prices or the perceived value of our meals relative to competitors may lead consumers to reduce their spending in our restaurants or switch to competitors’ value or lower-priced meals. If competitive or other factors prevent us from offsetting these higher costs through menu price increases, our profitability may decline, which could negatively impact our restaurant transactions, business, and comparable restaurant sales. The ultimate impact of any tariffs will depend on various factors, including if any tariffs are ultimately implemented, the timing of implementation, and the amount, scope and nature of the tariffs.

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

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 72.0% of our revenue in fiscal 2024 and approximately 71.3% in fiscal 2023. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business.

We also may be negatively affected by weather conditions specific to the Los Angeles region, including fires, earthquakes, or other natural disasters. Additionally, outside of Los Angeles, many of our restaurants are clustered around major cities in Northern California, Texas, Arizona, Nevada, Colorado and elsewhere, and prolonged or severe inclement weather could affect our sales at restaurants in locations that experience such conditions. Localized disasters, especially exacerbated by climate change, including wildfires, hurricanes, and flooding, could impair our assets and operations in those areas. Any other events disrupting businesses, consumer discretionary spending or our employee population in the greater Los Angeles area could also have an outsized negative impact on our business or results of operations.

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

Our profitability depends in part on our ability to anticipate and react to changes in the cost of food, supplies, labor, construction and utilities. In 2024, the costs of certain commodities, labor, and other inputs necessary to operate our restaurants have increased. For example, our labor and regulatory compliance have been adversely impacted as a result of AB 1228 which increased the minimum wage at fast food restaurants such as ours to $20 an hour on April 1, 2024. As a result of AB 1228, our labor and regulatory compliance costs increased significantly. See the risk titled “Matters relating to employment and labor law may adversely affect our business” below for more information. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions including wildfires and flooding, global demand, food shortages, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, cyber-attacks, transportation issues, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. For example, since 2022 we experienced inflationary pressures due to supply chain disruptions that adversely impacted and may continue to adversely impact our business and results of operations. Environmental and weather-related issues, which have been exacerbated by climate change, such as freezes, drought, wildfires, hurricanes and flooding, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Any increase in the prices of the ingredients most critical to our menu, in particular chicken, as well as corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost.

Our principal food product is chicken. In fiscal 2024, 2023, and 2022, the cost of chicken included in our product cost was approximately 9.3%, 10.0%, and 11.0%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken are impacted by a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. Additionally, environmental and animal rights regulations or voluntary programs have in the past led to increases, and could lead to future increases in, the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs, or labor, construction and utility costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.

Public health crises, such as the COVID-19 pandemic have had, and may in the future have, a significant negative impact on our business, sales, results of operations and financial condition.

Pandemics, epidemics or other public health crises, such as the COVID-19, have disrupted, and may continue to disrupt, our restaurant operations, including by causing temporary closures of some restaurants, closures of dining rooms, limited capacity restrictions and/or decreased operating hours for some restaurants due to government mandates and/or staffing shortages.

If future public health emergencies at a significant number of our locations require us to temporarily close those locations for disinfection or result in a large number of our employees becoming ill or quarantined and being unable to work, our business and results of operations could be further adversely affected, which may also impact our financial condition. Such public health crises may also adversely affect our ability to implement our growth plans, including delays in the opening or construction of new restaurants or the remodel of existing restaurants. For example, the global pandemic resulting from the outbreak of COVID-19 disrupted our restaurant operations from 2020 to 2023. In response to federal, state and local mandates that were aimed at limiting the spread of COVID-19, or due to staffing shortages, we and our franchisees experienced temporary closures of some restaurants, closures of dining rooms, limited capacity restrictions and/or decreased operating hours for some restaurants.

If in the event of another public health crisis, such as the COVID-19 pandemic, emerge, our sales and operating costs may be materially adversely affected, which could impact our asset values, including goodwill, derivative instruments and property and equipment assets, as well as our ability to meet certain covenant provisions in our debt arrangements in future periods, and have a material adverse effect on our financial results, future operations and liquidity.

Even after a new public health crisis has subsided, we may continue to experience negative impacts to our financial results due to the public health’s crisis impact on the economy in general, globally, nationally and in the local markets in which we operate, including the availability of credit generally, adverse impacts on our liquidity, and/or decreases in consumer discretionary spending that depress demand for our products. In addition, the perceived risk of infection or a resurgence or concern of a resurgence of COVID-19 or other similar diseases may continue to adversely affect traffic to our restaurants and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations. We are also subject to all of the foregoing risks in connection with the outbreak of other diseases, epidemics or pandemics, or similar public threats or fear of such events.

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

We rely on our ability to continue to expand our digital business, delivery orders and catering is uncertain, and these new business lines are subject to various risks.

If we are not able to maintain the growth of our digital business, it may be difficult for us to achieve our planned sales growth. We rely on third-party providers to fulfill delivery orders, and the ordering and payment platforms used by these third parties, or our mobile app or online ordering system, could be damaged or interrupted by technological failures, user errors, cybersecurity incidents or other factors, which may adversely impact our sales through these channels and could negatively impact our brand. Additionally, our delivery partners may make errors or fail to make timely deliveries, leading to customer disappointment that may negatively impact our brand. We also incur additional costs associated with using third-party service providers to fulfil these digital orders. Additionally, our delivery partners own the customer data for orders placed on their platform and may use such customer data to encourage customers to order from other restaurants or delivery platforms. The third-party restaurant delivery business is intensely competitive, with a number of players competing for market share, online traffic, capital, and delivery drivers and other people resources. The third-party delivery services with which we work may struggle to compete effectively, and if they were to cease or curtail operations or fail to provide timely delivery services in a cost-effective manner, or if they give greater priority on their platforms to our competitors, our delivery business may be negatively impacted.

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

We do not have a long history with our catering offering and it is difficult for us to anticipate the level of sales they may generate. In addition, using third-party providers to fulfill delivery orders may result in operational challenges, both in fulfilling orders made through these channels and in operating our restaurants as we balance fulfillment of these orders with service of our traditional in-restaurant guests. Any such operational challenges may negatively impact the customer experience associated with our digital, delivery or catering orders, the guest experience for our traditional in-restaurant business, or both. These factors may adversely impact our sales and our brand reputation.

Food-borne illness and other food safety and quality concerns may negatively impact our business and profitability.

Incidents or reports of food- or water-borne illness or other food safety issues, food contamination or tampering, employee hygiene or cleanliness failures, or improper employee conduct at our restaurants could lead to product liability or other claims. Such incidents or reports, have in the past, and could in the future, negatively affect our brand and reputation as well as our business, revenues, and profits.

Furthermore, our reliance on third-party food processors makes it difficult to monitor food safety compliance, and may increase the risk that a food-borne illness would affect multiple locations rather than a single restaurant. Some food-borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise that could cause claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our company-operated or franchised restaurants has in the past and could in the future negatively affect sales at all of our restaurants if highly publicized. This risk would exist even if it were later determined that an illness had been wrongly attributed to one of our restaurants.

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

Franchisees may not be able to negotiate acceptable lease or purchase terms for restaurant sites, obtain necessary permits and government approvals, or meet construction schedules. Any of these problems could slow our growth and reduce our franchise revenue. Additionally, our franchisees typically depend on financing from banks and other financial institutions, which may not always be available to them, in order to construct and open new restaurants. For these reasons, franchisees operating under development agreements may not be able to meet the new restaurant opening dates required under those agreements. Also, we sublease certain restaurants to some existing California franchisees. If any such franchisees cannot meet their financial obligations under their subleases, or otherwise fail to honor or default under the terms of their subleases, especially where state franchise laws may limit our ability to terminate or modify these franchise arrangements, we will be financially obligated under a master lease and could be materially and adversely affected. In the past, franchisees have entered bankruptcy or receivership, which have in the past and can in the future lead to sale or closure of franchises, cause underperformance or underinvestment in capital expenditures, or lead to nonpayment of us or other creditors, and these circumstances could recur in the future.

We have limited control with respect to the operations of our franchisees, which could have a negative impact on our business.

As of December 25, 2024, approximately 65% of our restaurants were franchised restaurants, therefore, our success relies on the financial success and cooperation of our franchisees, yet we have limited influence over their operations. Franchisees are independent business operators. They are not our employees, and we do not exercise control over the day-to-day operations of their restaurants. We provide training and support to franchisees, and set and monitor operational standards, but the quality of franchised restaurants may be diminished by any number of factors beyond our control. Consequently, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the images and reputations of other franchisees, may suffer materially, and system-wide sales could decline significantly.

If our relations with existing or potential franchisees deteriorate, restaurant performance and our development pipeline could suffer.

Our growth depends on maintaining amicable relations with our franchisees, including their participation in and adherence to our restaurant operating guidelines. Because our ability to control our franchisees is limited, disagreement may lead to inaction by our franchisees with respect to our initiatives, or even disputes with our franchisees, in court, arbitration or otherwise, including disputes related to an actual or alleged violation of contractual, statutory or common law obligations. Such disputes occur from time to time as we continue to offer franchises due to our size and the general nature of the franchisor-franchisee relationship. Unfavorable judgments, awards or settlements relating to franchisee disputes could result in monetary or injunctive relief against us, including the voiding of non-compete, territorial exclusivity, or other development-related provisions upon which we rely to protect our brand, which could have a material adverse effect on our business and results of operations. Disputes with franchisees also divert the attention, time, and financial resources of our management and our franchisees from our restaurants, which could have a material adverse effect on our (and our franchisees’) business, financial condition, results of operations, and cash flows, as well as our ability to attract new franchisees. Even our success in franchisee disputes could damage our (or our franchisees’) finances or operations, as well as our relationships with our franchisees and our ability to attract new franchisees given the negative connotations of any franchisor-franchisee disputes.

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

In addition to financial performance, companies increasingly are being judged by their performance on a variety of environmental, social and governance (“ESG”) factors. Investors, governmental agencies and self-regulatory organizations, including the Securities and Exchange Commission (“SEC”), the NYSE and the Financial Accounting Standards Board (the “FASB”), have increasingly focused on social and environmental sustainability achievements and disclosures, including with respect to climate change, energy use, packaging and waste, human rights, sustainable supply chain practices, animal health and welfare and water use. Achievement of our goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more difficult and costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our ESG goals within currently projected costs and expected timeframes; unforeseen operational and technological difficulties; the success of our collaboration with our suppliers and other third parties; and competitive pressures. Failure to achieve our goals could damage our reputation and relationships with our guests, investors and other stakeholders, which could have an adverse effect on our business, results of operations and stock price. Further, different stakeholder groups have divergent views on ESG matters, which increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Anti-ESG sentiment has gained some momentum across the United States. If we do not successfully manage ESG-related expectations across these varied stakeholder interests, we may face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding our ESG initiatives.

Risks Related to Information Technology and Data Security

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

From time to time, we experience cybersecurity incidents within our information systems. These cybersecurity incidents have included, and, may in the future include, those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, ransomware, unauthorized access through the use of compromised credentials and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks, exploitation of design flaws, bugs or security vulnerabilities and similar breaches, or intentional or unintentional acts by employees or other insiders with access privileges. In the past, these cybersecurity incidents have resulted in, and in the future could result in, among other things, temporary system disruptions or shutdowns or unauthorized access to confidential information. These events have in the past resulted in, and could in the future also result in misappropriation of our or our customers’ personal information or other proprietary or confidential information, breach of our legal, regulatory or contractual obligations, delays in our operations, or inability to access or rely upon critical business records or systems. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. We may be required to expend significant financial resources to protect against or to remediate such security breaches, including the cost of providing notification to affected individuals and governmental authorities. In addition, our operations depend upon our ability to protect our information systems against damage from physical theft, fire, power loss, telecommunications failure, and other catastrophic events and disruptive problems. Any unauthorized access of our systems or the information stored on such systems, damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could damage our reputation, subject us to litigation or to actions by regulatory authorities, harm our business relations or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we rely on third-party service providers and technologies to operate certain critical business systems to process sensitive information in a variety of contexts, including, without limitation, our point-of-sale devices, cloud-based infrastructure, encryption and authentication technology, employee email, and other similar functions. While we endeavor to review and monitor these third parties’ information security practices and technologies, we cannot always ensure these third parties may not have adequate information security measures in place, or they will not suffer unexpected power losses or computer system or data network failures that negatively impacts the information technology systems or solutions on which we rely. If our third-party service providers experience a cybersecurity incident or other type of interruption or if an unexpected flaw or failed software update related to third-party software used in our information systems occurs, even if inadvertent, our information systems may become disabled or inaccessible and access to our data and other business information may be limited, which could materially disrupt our operations.

If we are unable to protect our customers’ payment method data or personal information, we could be exposed to data loss, litigation, liability, and reputational damage.

We collect and retain internal and customer data, including personally identifiable information of our employees and customers. In connection with the collection and retention of this information, we are subject to legal and compliance risks and associated liability related to privacy and data protection requirements. Due to enhanced scrutiny from the general public, data privacy regulations as well as their interpretations and criteria for enforcement, continue to be subject to frequent change, and there are likely to be other jurisdictions that propose or enact new or emerging data privacy requirements in the future. The complexity of these privacy and data protection laws may result in significant costs arising from compliance and from any non-compliance, whether or not due to our negligence, and could affect our brand reputation and our results of operations. It is possible that measures we have taken to prevent the occurrence of security breaches and other cybersecurity incidents may not be adequate and we may in the future become subject to claims or proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of credit/debit card information. Any such claims or proceedings could distract our management team members from running our business, adversely affect our reputation, and cause us to incur significant unplanned losses and expenses.

For example, we are also subject to federal and state laws regulating the collection and use of personal information of our employees and customers, including the California Consumer Privacy Act (“CCPA”), which took effect January 1, 2020, and the California Privacy Rights Act (“CPRA”), which was approved in November 2020, and beginning in January 2023 imposed additional data protection obligations on companies doing business in California, including rights of access, correction, deletion and opt-outs from sale of personal information or sharing of personal information for cross-context behavioral advertising. We may also be subject to data privacy laws in other jurisdictions that we have expanded or are planning to expand into, such as Colorado and Texas. Such data privacy laws impose similar requirements as the CCPA and CPRA. In addition, while we have implemented cookies notices and settings, there is the risk of class action claims arising from the use of cookies and other tracking technologies under the California Invasion of Privacy Act given the evolving nature of court decisions interpreting that law.

In addition, our ability to accept credit/debit cards as payment in our restaurants and online depends on us maintaining our compliance status with standards set by the PCI Security Standards Council, which require certain levels of system security and procedures to protect our customers’ credit/debit card information as well as other personal information.

Compliance with these standards and regulations may impose significant costs on us. Further, while we have implemented policies and procedures designed to ensure compliance with the CCPA and other applicable state data privacy, the manner in which the California Attorney General and the CPPA may interpret and enforce the CCPA and other state attorneys general may enforce their data privacy laws is uncertain. The potential effects of the CCPA and CRPA and other applicable state privacy laws are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in an effort to comply with these regulations. There is also the potential for increased regulatory enforcement by the state agencies empowered to enforce these laws, including the recently formed California Privacy Protection Agency. Noncompliance with the CCPA, CRPA and other privacy laws could result in injunctions, fines and/or proceedings against us by governmental agencies or others.

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

Various federal, state and local labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws mandating increases in minimum wages or benefits such as health insurance could materially affect our business, financial condition, operating results, and cash flow. In particular, our labor and regulatory compliance have been adversely impacted as a result of AB 1228, signed into law by Governor Newsom on September 28, 2023, which repealed and replaced the FAST Act on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide was increased to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council also has the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we have experienced an increase in our labor and regulatory compliance costs and we expect these costs will continue to increase in 2025 and that our results of operations and profitability will be adversely affected if we are not able to implement other measures to counter these increased costs. Further, this law could prompt similar legislation in other states. In addition, the unionization of our employees and of the employees of our franchisees could materially affect our business, financial condition, operating results, and cash flow.

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

Our business is subject to the risk of litigation by employees, customers, suppliers, stockholders, and others through private actions, class actions, administrative proceedings, regulatory actions, and other litigation, including actions regarding workplace and employment conditions, discrimination, and similar matters, and we are currently a party to wage and hour class action lawsuits. See additional information presented in Note 14 “Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report. Occasionally, our customers file complaints or lawsuits against us alleging that we are responsible for some illnesses or injuries that they suffered at or after a visit to one of our restaurants, including actions seeking damages resulting from food-borne illnesses or accidents in our restaurants. We are also subject to a variety of other claims from third parties arising in the ordinary course of our business, including contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers. We may also be subject to lawsuits from our employees, the U.S. Equal Employment Opportunity Commission, or others alleging violations of federal or state laws regarding workplace and employment conditions, discrimination, and similar matters.

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

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. Labor shortages and increased labor costs are subject to numerous internal and external factors, including higher employee-turnover rates, changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, regulatory changes, prevailing wage rates, including increases in federal, state, or local minimum wages or in other employee benefit costs (including costs associated with health insurance coverage or workers’ compensation insurance), and increased competition we face from other companies for qualified employees. Since 2023, we have continued to experience a competitive and tight labor market. A sustained labor shortage could lead to increased costs, such as increased overtime incurred to meet the demands of our customers and increased wage rates to attract and retain employees. Any failure to meet our staffing needs or any material increases in employee turnover rates could adversely affect our business and results of operations, including our ability to grow our restaurant base. See also our risk factor titled “Public health crises, such as the COVID-19 pandemic have had, and may in the future have, a significant negative impact on our business, sales, results of operations and financial condition” above for labor shortage risks we may face in connection with pandemics, epidemics and other public health emergencies, such as COVID-19.

Federally-mandated, state-mandated, or locally-mandated minimum wages have recently increased in several jurisdictions, including state and county mandates in California, and will be further raised in the future, including as a result of the AB 1228 in California. Although we have been able to substantially offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements, we expect these cost pressures to continue into 2025 and we may not be able to offset cost increases in the future. In addition, increases in menu prices by us and our franchisees to cover increased labor costs could have the effect of lowering sales, which would thereby reduce our margins and the royalties that we receive from franchisees. Also, reduced margins of franchisees could make it more difficult to sell franchises.

We are subject to extensive laws, government regulation, and other legal requirements and our failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies, ability to attract and retain talent and results of operations.

Our business is subject to extensive federal, state and local laws and regulations, including those relating to the preparation, sale and labeling of food and beverages, labor and employment practices and working conditions, health, sanitation, safety and fire standards, building and zoning requirements, registration, offer, sale, termination and renewal of franchises, public accommodations and safety conditions, environmental matters, and consumer protection and privacy obligations. See “Item 1. Business—Regulation and Compliance” in this Annual Report for further information. We are also subject to laws and regulations concerning our compliance as a public company, including disclosure and governance matters, including accounting and tax regulations, SEC and The Nasdaq Stock Market LLC (“Nasdaq”) disclosure requirements.

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

Government regulation and changes in consumer eating habits resulting from shifting attitudes regarding diet and health or new information regarding changes in the health effects of consuming our menu offerings may impact our business. These changes have resulted in, and may continue to result in, the enactment of laws and regulations that impact the ingredients and nutritional content of our menu offerings, or laws and regulations requiring us to disclose the nutritional content of our food offerings. Certain government authorities have adopted or may adopt laws and regulations regarding trans-fats, sodium, sodas or other ingredients or products used or sold by our restaurants. While only a small number of our ingredients contain trans-fats in trace amounts, these regulations may require us to limit or remove ingredients from our products, which could affect product tastes, customer satisfaction levels, and sales volumes. Transitioning to higher-cost ingredients may also hinder our ability to operate in certain markets and proposed tax increases on certain products, such as sodas, may affect sales volumes of those products. In addition, a number of states, counties, and cities have enacted menu labeling laws requiring multi-unit restaurant operators to disclose certain nutritional information to customers.

For example, federal and state regulations, such as the federal PPACA, establishes uniform requirements for certain restaurants to post certain nutritional information on their menus. Specifically, the PPACA requires certain chain restaurants to publish the total number of calories of standard menu items on menus and menu boards, along with a statement that puts this calorie information in the context of a total daily calorie intake. The PPACA also requires covered restaurants to provide to consumers, upon request, a written summary of detailed nutritional information for each standard menu item, among other requirements. In addition, a number of states, counties, and cities have enacted menu labeling laws imposing requirements for additional menu disclosure, such as sodium content. An unfavorable report on, or reaction to, our menu ingredients, the size of our portions or the nutritional content of our menu items could negatively influence the demand for our offerings. These and other requirements may increase our expenses, slow customers’ ordering process, or negatively influence the demand for our offerings; all of which can have an adverse effect on our results of operations and financial position, as well as on the restaurant industry in general.

We may become subject to liabilities arising from environmental laws that could likely increase our operating expenses and materially and adversely affect our business and results of operations.

We are subject to federal, state, and local laws, regulations, and ordinances that:

●	govern activities or operations that may have adverse environmental effects, such as discharges into the air, water and soils, as well as waste handling and disposal practices for solid and hazardous wastes and wastewater; and
●	impose liability for the costs of remediating, and the damage resulting from, past spills, disposals, or other releases of petroleum products and hazardous materials.

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

Seasonal factors, including weather disruptions, and the timing of holidays also cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters due to higher transactions, reflecting the seasonality trends in our operating markets. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company restaurant revenue and comparable restaurant sales may fluctuate. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

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

In addition, in certain circumstances, the shareholder rights plan adopted by our Board of Directors in August 2023 would cause dilution to a person or group that acquires a large block of our common stock and thereby make it more difficult for such person or group to acquire the Company. See “Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price” below for additional information regarding our shareholder rights plan.

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

We may be subject to shareholder activism in the future, which could result in substantial costs and divert management’s and our Board of Directors’ attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third party advisors. We may be subjected to a proxy contest or to litigation by activist investors. Our stock price has been and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

For example, on August 4, 2024, the Board of Directors approved and entered into an amendment to the Rights Agreement (the “Amendment”, and together with the Rights Agreement, the “Amended Rights Agreement”).

Among other things, the Amendment increased the Beneficial Ownership (as defined in the Amended Rights Agreement) triggering threshold for being deemed an Acquiring Person (as defined below), unless one of the enumerated exceptions is applicable, from 12.5% to 15.0%. In all other respects, the terms of the Rights Agreement remain unmodified and in full force and effect.

Under the Amended Rights Agreement, the Rights are generally exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, acquires (or commences a tender offer or exchange offer the consummation of which would result in) Beneficial Ownership of 15.0% or more of the outstanding shares. In such case (with certain limited exceptions), each holder of a Right (other than the Acquiring Person, whose Rights shall become void) will have the right to receive, upon exercise at the then current exercise price of the Right, shares of our common stock (or, if the Board of Directors so elects, cash, securities, or other property) having a value equal to two times (2x) the exercise price of the Right. Refer to “Item 8. Financial Statements and Supplementary Data —Note 16, Shareholder Rights Agreement” for further details on the Amended Rights Agreement.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The Company has multi-layer processes to assess, identify and manage material risks from cybersecurity threats. These processes are integrated into the Company’s enterprise risk management as part of its overall risk management strategy.

A cross-functional team of senior leadership assesses potential material risks to the business and the Company’s ability to meet strategic priorities, including risks from cybersecurity threats. The Company’s senior leadership receives updates from relevant functional heads or other subject matter specialists on these potential material risks as well as the processes or other steps being taken to manage or mitigate the risks. The team includes senior leaders in areas of importance to Company priorities, including the Company’s Chief Privacy Officer, who is also our Senior Vice President of Information Technology and the Chief Legal Officer. The Company’s senior leadership assesses and prioritizes risk based on impact to shareholders, operations, and strategic priorities, among other factors.

The Chief Privacy Officer oversees the Company’s information security program and is responsible for the day-to-day information risk management activities through the internal information security team, and outside resources. The SVP, Chief Privacy Officer, who has over 30 years of IT and IT security experience, 21 of which are at the Company, employs a team of information technology experts, including a dedicated Cyber Security Analyst. The VP, Chief Privacy Officer and the Cyber Security Analyst are further supported by other members of the IT department.

The Company’s processes to assess, identify and manage material risks from cybersecurity threats include, but are not limited to, the following:

●	The SVP, Chief Privacy Officer, dedicated Cyber Security Analyst, and other key members of the information technology team actively monitor threats to the information technology environment. They work with a third party to provide additional 24/7 monitoring of cyber threats. These internal and external cybersecurity teams are empowered to contain network access through various application controls. Structural protections are also in place to mitigate risks of end point failures, and provide for continuity of operations.
●	The Company uses various systems to manage threats, for example, firewall protections, anti-virus protections, vulnerability scans, among others. Such systems are regularly reviewed for adequacy and potential enhancements.
●	The Company employs an information security and training program for our employees, including annual mandatory computer-based training, regular internal communications, and ongoing end-user testing throughout the year to measure the effectiveness of our information security program.
●	The Company engages external third parties to advise on emerging threats to stay current and strengthen our security capabilities.
●	The Company performs penetration testing and other exercises within internal and external networks for potential vulnerabilities.
●	The Company additionally performs annual tabletop exercises with the information technology team pertaining to infrastructure and cyber security related events, to test the Company’s incident response and business continuity plans in the event of a cybersecurity incident.

●	Bi-annually the Company engages a third party to conduct an audit of the Company's cybersecurity systems and processes to test their adequacy and efficacy. The results are shared with senior leadership and the Audit Committee of the Board, and incorporated into strategic security plans.
●	The Company maintains cybersecurity insurance, which is assessed annually for the appropriateness of coverage levels and emerging trends.

The Company also has in place an Incident Response Plan that enables it to quickly categorize, respond, and escalate to senior leadership and the Audit Committee of the Board, real or potential cybersecurity incidents in a manner designed to mitigate overall business impact.

In connection with the Company’s review and approval for potential new vendors, the Company assesses the data types or Personally Identifiable Information that the vendor may maintain, store or access and reviews the adequacy of their cybersecurity procedures and legal protections. Legal counsel and the SVP, Chief Privacy Officer review the cyber and contractual protections and consider the overall risk profile considering the type of agreement, data involved, vendor, and jurisdiction, among other factors. Vendors deemed to have insufficient controls balancing the relevant criteria will not be approved.

The Board of Directors is kept apprised of material risks from cybersecurity threats through the Audit Committee. The Audit Committee is responsible for overseeing threats to the Company, including those involving cyber threats, and reviewing the Company’s protocols and procedures to mitigate those threats. On a quarterly basis, the SVP, Chief Privacy Officer, presents to the Audit Committee on the Company’s cybersecurity compliance and risk management practices. These presentations address, among other things, the results of audits and reviews of our security information systems and other cybersecurity measures, the current threat environment and cybersecurity trends and best practices. As applicable, these quarterly presentations also include reports of cybersecurity incidents affecting our information systems along with updates on the status of prior cybersecurity incidents and applicable remediation efforts. The Audit Committee discusses the adequacy and efficacy of the controls and shares the information with the Board as part of its risk oversight function. Outside of quarterly presentations, the Audit Committee is informed of incidents that in senior leadership’s discretion require more immediate Audit Committee attention.

To date, the Company has not, to its knowledge, experienced any cybersecurity threats or previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. In the last three years, the Company has not experienced any material cybersecurity incidents and we have not incurred material expenses from cybersecurity incidents (including penalties and settlements, of which there were none). However, we can give no assurance that we have detected or protected against all cybersecurity incidents or cybersecurity threats. Please refer to “Item 1A, Risk Factors— Risks Related to Information Technology and Data Security” in this Annual Report for additional information about risks related to cybersecurity matters.

ITEM 2.PROPERTIES

As of December 25, 2024, our restaurant system consisted of 498 restaurants, comprised of 173 company-operated restaurants and 325 franchised restaurants, located in California, Nevada, Arizona, Texas, Utah, Louisiana and Colorado. In addition, as of December 25, 2024, we licensed our brand to 10 restaurants in the Philippines. We have not included these licensed restaurants as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation as of December 25, 2024.

	Company-
State	Operated	Franchised	Total
California	145	247	392
Nevada	28	5	33
Arizona	—	27	27
Texas	—	32	32
Utah	—	10	10
Louisiana	—	2	2
Colorado	—	2	2
Total	173	325	498

Our restaurants are either free-standing facilities, typically with drive-thru capability, or in-line. A typical restaurant generally ranges from 2,200 to 3,000 square feet, with seating for approximately 50 to 70 people. For a majority of our company-operated restaurants, we lease land on which our restaurants are built. Our leases generally have terms of 20 years, with up to four renewal terms of five years.

Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, of which we currently operate 12 and license three to franchisees. In addition, we operate 161 company-operated restaurants on leased real estate, we own one operating unit with additional parking on leased real estate, and we have another 57 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have two closed units, two of which are subleased for uses other than El Pollo Loco. We also sublease a surplus property of an operating location to a third party.

We lease our headquarters, consisting of approximately 24,890 square feet in Costa Mesa, California, for a term expiring in 2026, plus a one-year extension option.

ITEM 3.LEGAL PROCEEDINGS

For information regarding our material legal proceedings, see Note 14 “Commitments and Contingencies—Legal Matters” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report, which information is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The Nasdaq Stock Market LLC under the symbol “LOCO” since July 25, 2014.

As of February 28, 2025, there were approximately 64 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories.

Dividends

In fiscal 2022, the Board of Directors declared a special cash dividend of $1.50 per share on our common stock. The special dividend was paid on November 9, 2022, to stockholders of record, including holders of restricted stock, at the close of business on October 24, 2022. Dividend payments are subject to the discretion and approval of our Board of Directors and our compliance with applicable law, and depends upon, among other things, our results of operations, financial condition, level of indebtedness, capital requirements, contractual restrictions, and other factors that our Board of Directors may deem relevant. We do not anticipate paying any such dividends for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon our results of operations, financial condition, restrictions imposed by applicable law and our financing agreements and other factors that our Board of Directors deems relevant.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to the shares of our common stock we acquired during the fourth quarter ended December 25, 2024 (in thousands, except number of shares and per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
September 26, 2024 to October 23, 2024	6,750		$12.86	6,750	$3,043
October 24, 2024 to November 20, 2024	61,366		$12.62	43,702	$2,496
November 21, 2024 to December 25, 2024	53,250		$12.31	53,250	$1,841
Total	121,366	(2)		103,702

(1)	On November 2, 2023, our Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $20.0 million of shares of our common stock (the “Share Repurchase Program”). Under the Share Repurchase Program, we are permitted to repurchase our common stock from time to time, in amounts and at prices that we deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, we are authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The Share Repurchase Program does not obligate us to acquire any particular number of shares. The Share Repurchase Program will terminate on March 31, 2025.

(2)	Consists of (a) 103,702 shares repurchased by us pursuant to the Share Repurchase Program and (b) 17,664 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

Stock Performance Graph

The following graph and table illustrate the total cumulative shareholder return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Standard and Poor’s Composite 1500 Restaurants Index (formerly called the S&P Supercomposite Restaurants Index), for the five years ended December 25, 2024. The graph assumes the investment of $100 at the beginning of the period (at the closing price of our common stock on December 26, 2018) and the reinvestment of all dividends. Specifically, the graph assumes that the $1.50 per share special cash dividend paid to shareholders was reinvested in 2022. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

		Nasdaq	S&P Composite
		Composite	1500
Date	LOCO	Index	Restaurants
December 24, 2019	$100.00	$100.00	$100.00
December 30, 2020	$121.00	$144.92	$119.57
December 29, 2021	$93.09	$177.06	$145.93
December 28, 2022	$66.18	$119.45	$133.03
December 27, 2023	$60.13	$172.77	$153.95
December 25, 2024(1)	$78.47	$223.87	$164.08

(1) Since December 25, 2024 was a market holiday, the price quoted in this column is based on our closing share price on December 24, 2024.

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

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2024, 2023, and 2022 ended on December 25, 2024, December 27, 2023 and December 28, 2022, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2024, 2023 and 2022 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this Annual Report according to the calendar years in which they ended. For example, references to fiscal 2024 refer to the fiscal year ended December 25, 2024.

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

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law in California, which repealed and replaced the FAST Act on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide increased to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 has limited power to approve annual wage increases until 2029. Under AB 1228, the Fast Food Council also retains the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we have experienced an increase in our labor and regulatory compliance costs and we expect these cost increases to continue into fiscal 2025. Although we have been able to substantially offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements, we expect these cost pressures to continue into 2025 and we may not be able to offset cost increases in the future.

Additionally, we are impacted by macroeconomic challenges, such as inflationary pressures and changes in trade policies, that have in the past, and may continue to in the future, affect our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue in fiscal 2025 and we may not be able to offset cost increases in the future.

Current uncertainties about increases in tariffs of imported products from countries, including Mexico, may have an adverse effect on our Company. On February 1, 2025, the U.S. government proposed tariffs up to 25% on imports from certain countries, including Mexico and Canada, and implemented other tariffs on countries including China. Some of our produce, packaging and other items are procured from outside of the U.S. (including from Mexico, Canada and China), and any new or increased import duties, tariffs, trade sanctions or taxes, or other changes in U.S. trade or tax policy could result in higher food and supply costs that would adversely impact our financial results. While we are still evaluating the potential impacts of these proposed tariffs, as well as our ability to mitigate their related impacts, we anticipate it might adversely impact our revenue and cost of goods sold in the United States. For additional information, see “Item 1A. Risk Factors”, including the risk factor titled “We are vulnerable to changes in political and economic conditions, such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.”

Growth Strategies and Outlook

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following five key strategies:

●	Brand That Wins;
●	Hospitality Mindset;
●	Digital First;
●	Winning Unit Economics; and
●	Drive Unit Growth Again with National Expansion.

See subsection titled “Our Growth Strategy” in Item 1. Business in this Annual Report for a detailed description of the five key pillars of our growth strategy.

As of December 25, 2024, we had 498 locations in seven states. In fiscal 2024, we opened two new company-operated restaurants in California and our franchisees opened two new restaurants, one in California and one in Texas. In fiscal 2023, we opened two new company-operated restaurants in Nevada and our franchisees opened three new restaurants, one in California, one in Colorado and one in Utah.

In 2025, we intend to open one to two new company-operated in California and eight to nine new franchised restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.

Highlights and Trends

Comparable Restaurant Sales

In fiscal 2024, comparable restaurant sales system-wide increased 3.2%. In fiscal 2023, comparable restaurant sales system-wide decreased 0.3%. In fiscal 2022, comparable restaurant sales system-wide increased 5.9%. Comparable restaurant sales growth/decline reflects the change in year-over-year sales for the comparable restaurant base. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchised restaurants, as reported by franchisees. Refer to “Comparable Restaurant Sales” definition in the subsection titled “Key Performance Indicators” below for further information.

Comparable restaurant sales at company-operated restaurants increased 2.8%, 0.3%, and 3.7%, respectively, in fiscal 2024, 2023 and 2022. For company-operated restaurants in 2024, the change in comparable restaurant sales consisted of a 7.9% increase in average check size due to increases in menu prices partially offset by a 4.7% decrease in transactions. In fiscal 2023, the increase in company-operated comparable restaurant sales consisted of a 2.3% increase in average check size due to increase in menu prices partially offset by a 2.0% decrease in transactions. In fiscal 2022, the increase in company-operated comparable restaurant sales consisted of a 7.3% increase in average check size partially offset by a 3.3% decrease in transactions.

In fiscal 2024, comparable restaurant sales at franchised restaurants increased 3.5%. In fiscal 2023, comparable restaurant sales at franchised restaurants decreased 0.7%, and in fiscal 2022, comparable restaurant sales at franchised restaurants increased 7.4%.

Restaurant Development

In fiscal 2024, we opened two company-operated restaurants, and our franchisees opened two new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2024, we did not close any company-operated restaurants, and our franchisees closed one restaurant. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year Ended
	2024	2023	2022
Company-operated restaurant activity(1):
Beginning of period	172	188	189
Openings	2	2	4
Restaurant sale to franchisee	(1)	(18)	(3)
Closures	—	—	(2)
Restaurants at end of period	173	172	188
Franchised restaurant activity:
Beginning of period	323	302	291
Openings	2	3	9
Restaurant sale to franchisee	1	18	3
Closures	(1)	—	(1)
Restaurants at end of period	325	323	302
System-wide restaurant activity:
Beginning of period	495	490	480
Openings	4	5	13
Closures	(1)	—	(3)
Restaurants at end of period	498	495	490
(1)	Our restaurant count above includes 498 domestic restaurants and excludes 10 licensed restaurants in the Philippines.

Restaurant Remodeling

During the year ended December 25, 2024, we completed eight company-operated restaurant remodels and 44 franchise remodels. In fiscal 2025, we plan to continue our standard practices for remodels, which includes completing a total of 30-40 company and 30-40 franchise remodels. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of December 25, 2024, the revenue allocated to loyalty points that had not been redeemed was $0.8 million. We had over 4.2 million loyalty program members as of December 25, 2024.

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

Labor and Related Expenses

Labor and related expenses include wages, payroll taxes, workers’ compensation expense, benefits, and bonuses paid to our restaurant management teams. Like other expense items, we expect labor costs to grow proportionately as our restaurant revenue grows. Factors that influence labor costs include minimum wage and payroll tax legislation, state labor laws (which, in California, includes AB 1228), overtime, wage inflation, the frequency and severity of workers’ compensation claims, health care costs, and the performance of our restaurants.

Occupancy Costs and Other Operating Expenses

Occupancy costs include rent, common area maintenance (“CAM”), and real estate taxes. Other restaurant operating expenses include the costs of utilities, advertising, credit card processing fees, delivery service provider fees, restaurant supplies, repairs and maintenance, and other restaurant operating costs.

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

Loss (gain) on Disposition of Restaurants

Loss (gain) on disposition of restaurants includes the loss (gain) on the sale of restaurants to franchisees, or other third parties, and includes the difference between carrying value and sales price of leasehold improvements, equipment and other assets included in the sale.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized at cost over the life of the related debt.

Provision for Income Taxes

Provision for income taxes consists of federal and state taxes on our income.

Results of Operations

Fiscal Year 2024 Compared to Fiscal Year 2023

Our operating results for the fiscal years ended December 25, 2024 and December 27, 2023, are in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared in the table below:

	Fiscal Year
	2024		2023
	(52-Weeks)		(52-Weeks)		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data:

Company-operated restaurant revenue	$396,260	83.8	$398,437	85.0	$(2,177)	(0.5)
Franchise revenue	45,561	9.6	41,002	8.7	4,559	11.1
Franchise advertising fee revenue	31,187	6.6	29,225	6.3	1,962	6.7
Total revenue	473,008	100.0	468,664	100.0	4,344	0.9
Cost of operations
Food and paper costs(1)	100,725	25.4	108,250	27.2	(7,525)	(7.0)
Labor and related expenses(1)	127,179	32.1	127,244	31.9	(65)	(0.1)
Occupancy and other operating expenses(1)	99,280	25.1	101,398	25.4	(2,118)	(2.1)
Gain on recovery of insurance proceeds, lost profits, net	—	—	(327)	(0.1)	327	N/A
Company restaurant expenses(1)	327,184	82.6	336,565	84.5	(9,381)	(2.8)
General and administrative expenses	46,270	9.8	42,025	9.0	4,245	10.1
Franchise expenses	42,307	8.9	38,404	8.2	3,903	10.2
Depreciation and amortization	15,717	3.3	15,235	3.3	482	3.2
Loss on disposal of assets	221	0.0	192	0.0	29	15.1
Gain on recovery of insurance proceeds, property, equipment and expenses	(41)	(0.0)	(247)	(0.1)	206	(83.4)
Loss (gain) on disposition of restaurants	7	0.0	(5,034)	(1.1)	(5,041)	(100.1)
Impairment and closed-store reserves	175	0.0	1,732	0.4	(1,557)	(89.9)
Total expenses	431,840	91.3	428,872	91.5	2,968	0.7
Income from operations	41,168	8.7	39,792	8.5	1,376	3.5
Interest expense, net	5,899	1.2	4,811	1.1	1,088	22.6
Income tax receivable agreement (income) expenses	(20)	(0.0)	103	0.0	(123)	119.4
Income before provision for income taxes	35,289	7.5	34,878	7.4	411	1.2
Provision for income taxes	9,605	2.1	9,324	1.9	281	3.0
Net income	$25,684	5.4	$25,554	5.5	$130	0.5
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

In fiscal 2024, company-operated restaurant revenue decreased $2.2 million, or 0.5%, from the prior year. The decrease in company-operated restaurant sales was primarily due to $16.1 million decrease in revenue from the 19 company-operated restaurants sold by us to existing franchisees during or subsequent to the first quarter of 2023, which was partially offset by an increase in company-operated comparable restaurant revenue of $10.8 million, or 2.8%, as well as $2.4 million of additional sales from the opening of four restaurants during or subsequent to the first quarter of 2023. The company-operated comparable restaurant revenue increase consisted of an approximately 7.9% increase in average check size due to increases in menu prices, partially offset by a 4.7% decrease in transactions.

Franchise Revenue

In fiscal 2024, franchise revenue increased $4.6 million, or 11.1% from the prior year. This increase was primarily due to a franchise comparable restaurant sales increase of 3.5%, four franchise-operated restaurant openings and 19 company-operated restaurants sold by us to our existing franchisees in each case, during or subsequent to the first quarter of 2023.

Franchise Advertising Fee Revenue

Franchise advertising fee revenue increased $2.0 million, or 6.7% from the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the year-to-date fluctuation was due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

Food and paper costs decreased $7.5 million, or 7.0%, in fiscal 2024 from the prior year. The decrease in food and paper costs was primarily due to a decrease in transactions, as well as restaurant locations sold to franchisees during the current or prior year, partially offset by commodity inflation. Food and paper costs as a percentage of company-operated restaurant revenue were 25.4% in fiscal 2024, down from 27.2% in fiscal 2023, primarily due to an increase in menu pricing and lower discounting, partially offset by commodity inflation.

Labor and Related Expenses

Labor and related expenses decreased $0.1 million, or 0.1%, in fiscal 2024 as compared to 2023. The decrease was due primarily to a $5.8 million reduction in labor related costs resulting from the 19 company-operated restaurants sold by us to our existing franchisees during or subsequent to the first quarter of 2023 and as well as $6.6 million reduction related to improved labor efficiencies. The decrease in labor and related expenses for the year was partially offset by a $12.3 million increase due to higher wage rates during fiscal 2024 and 2023 primarily as a result of legislative increases in the California state minimum wage, which became effective April 1, 2024.

Labor and related expenses as a percentage of company-operated restaurant revenue were 32.1% in fiscal 2024, up from 31.9% in fiscal 2023 primarily due to the higher wage rates, partially offset by the increase in menu pricing and improved labor efficiencies.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses decreased $2.1 million, or 2.1%, in fiscal 2024. The decrease was primarily due to a $4.9 million decrease in utilities, repairs and maintenance costs and other operating expense primarily driven by the sale of 19 company-operated locations during or subsequent to the first quarter of 2023 to existing franchisees, partially offset by a $2.2 million increase in other operating expenses and the four new company restaurant openings. Occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.1% in fiscal 2024, down from 25.4% in fiscal 2023 primarily due to higher menu prices and the cost decreases highlighted above.

Gain on Recovery of Insurance Proceeds, Lost Profits and Gain on Recovery of Insurance Proceeds Property, Equipment and Expenses

During fiscal 2023 and fiscal 2022, two of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2023, the Company incurred costs directly related to the fire of less than $0.1 million. In fiscal 2023, the Company recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.3 million related to the reimbursement of lost profits and in fiscal 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying consolidated statements of income, for the year ended December 27, 2023, as a reduction of Company restaurant expenses. The Company received from the insurance company cash of $0.5 million, net of the insurance deductible, during fiscal 2023.

General and Administrative Expenses

General and administrative expenses increased $4.2 million, or 10.1%, in fiscal 2024. The increase was due primarily to a $3.6 million increase in labor related costs, primarily related to an increase in estimated management bonus expense and a $0.6 million increase in other general and administrative expenses. General and administrative expenses as a percentage of total revenue were 9.8% in fiscal 2024, up from 9.0% in fiscal 2023. This increase is primarily due to the cost increases described above.

Franchise Expenses

Franchise expenses increased $3.9 million, or 10.2%, in fiscal 2024 from the prior year. The increase was primarily due to an increase in advertising expenses, primarily resulting from higher franchise revenue, higher franchise services expense and higher rent expense for locations sub-leased to franchisees that have a portion of the rent based on a percentage of revenue generated.

Loss (Gain) on Disposition of Restaurants

During fiscal 2024, we completed the sale of one company-operated restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the fiscal year ended December 25, 2024. This restaurant is included in the total number of franchised El Pollo Loco restaurants.

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

Impairment and Closed-Store Reserves

During fiscal 2024, we recorded a $0.1 million non-cash impairment charge primarily related to the property and equipment assets of two restaurants in Nevada. During fiscal 2023, we recorded a $1.5 million non-cash impairment charge primarily related to the property and equipment assets of one restaurant in Nevada and the carrying value of the ROU assets of one restaurant in California.

During fiscal 2024, we recognized $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations compared to $0.2 million during fiscal 2023.

Interest Expense, Net

For fiscal 2024, net interest expense, increased by $1.1 million, primarily related to higher outstanding balances on our 2022 Revolver (as defined below) as well as the higher interest rates during fiscal 2024 versus the comparable period during the prior year.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In fiscal 2024 we recorded less than $0.1 million in income tax receivable agreement income. In fiscal 2023, we paid $0.3 million to our pre-IPO stockholders under the TRA and we recorded income tax receivable agreement expense of $0.1 million. On May 29, 2024, we terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the FS Equity Partners V, L.P.

and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $0.4 million. As of December 25, 2024, there was no remaining obligations owed on our consolidated balance sheets.

Provision for Income Taxes

In fiscal 2024, we recorded an income tax expense of $9.6 million, compared to income tax expense of $9.3 million in fiscal 2023, reflecting an estimated effective tax rate of 27.2% and 26.7%, respectively. The difference between the 21.0% statutory rate and our effective tax rate of 27.2% for the year ended December 25, 2024 is primarily a result of state taxes, the impact of non-tax deductible executive compensation expense, a tax shortfall related to equity compensation deductible for tax as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by a Work Opportunity Tax Credit benefit.

The difference between the 21.0% statutory rate and our effective tax rate of 26.7% for the year ended December 27, 2023 is primarily a result of windfall tax benefit related to stock options exercised, state taxes, a Work Opportunity Tax Credit benefit and the corresponding valuation allowance release in connection with the California Enterprise Zone credits expiration.

Fiscal Year 2023 Compared to Fiscal Year 2022

Year-to-year comparisons of fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 27, 2023, which was filed with the SEC on March 8, 2024.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-operated average unit volumes (“AUV”), restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2024, our restaurants generated company-operated restaurant revenue of $396.3 million and system-wide sales of $1,095.7 million, and system-wide comparable restaurant sales growth of 3.2%, consisting of company-operated restaurant comparable restaurant sales growth of 2.8% and franchised comparable restaurant sales growth of 3.5%. The company-operated comparable restaurant sales increase consisted of a 7.9% increase in average check size due to increases in menu prices and partially offset by a 4.7% decrease in the number of transactions. In fiscal 2024, for company-operated restaurants, our annual AUV was $2.3 million, restaurant contribution margin was 17.4%, and Adjusted EBITDA was $62.7 million.

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

Seasonal factors and the timing of holidays cause our revenue to fluctuate from period to period. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company-operated restaurant revenue and comparable restaurant sales, may fluctuate.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with, accounting principles generally accepted in the United States of America (“GAAP”). System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales is an important figure for investors, because it is widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration.

System-wide sales does not include the 10 licensed stores in the Philippines.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue (in thousands):

	Fiscal Year
	2024	2023	2022
	(52-Weeks)	(52-Weeks)	(52-Weeks)
Company-operated restaurant revenue	$396,260	$398,437	$403,218
Franchise revenue	45,561	41,002	38,225
Franchise advertising fee revenue	31,187	29,225	28,516
Total Revenue	473,008	468,664	469,959
Franchise revenue	(45,561)	(41,002)	(38,225)
Franchise advertising fee revenue	(31,187)	(29,225)	(28,516)
Sales from franchised restaurants	699,456	651,777	635,819
System-wide sales	$1,095,716	$1,050,214	$1,039,037

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 25, 2024, December 27, 2023 and December 28, 2022, there were 479, 470 and 464 comparable restaurants, 168, 178 and 184 company-operated and 311, 292 and 280 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check size, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2024 (52-Weeks)	2023 (52-Weeks)	2022 (52-Weeks)
Restaurant contribution:
Income from operations	$41,168	$39,792	$30,120
Add (less):
General and administrative expenses	46,270	42,025	39,093
Franchise expenses	42,307	38,404	36,169
Depreciation and amortization	15,717	15,235	14,418
Loss on disposal of assets	221	192	165
Gain on recovery of insurance proceeds, property, equipment and expenses	(41)	(247)	—
Franchise revenue	(45,561)	(41,002)	(38,225)
Franchise advertising fee revenue	(31,187)	(29,225)	(28,516)
Impairment and closed-store reserves	175	1,732	752
Loss (gain) on disposition of restaurants	7	(5,034)	(848)
Restaurant contribution	$69,076	$61,872	$53,128

Company-operated restaurant revenue:
Total revenue	$473,008	$468,664	$469,959
Less:
Franchise revenue	(45,561)	(41,002)	(38,225)
Franchise advertising fee revenue	(31,187)	(29,225)	(28,516)
Company-operated restaurant revenue	$396,260	$398,437	$403,218

Restaurant contribution margin (%)	17.4%	15.5%	13.2%

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

The following table sets forth reconciliations of our net income to EBITDA and Adjusted EBITDA:

	Fiscal Year
(Amounts in thousands)	2024 (52-Weeks)	2023 (52-Weeks)	2022 (52-Weeks)
Net income	$25,684	$25,554	$20,801
Non-GAAP adjustments:
Provision for income taxes	9,605	9,324	8,078
Interest expense, net of interest income	5,899	4,811	1,677
Depreciation and amortization	15,717	15,235	14,418
EBITDA	$56,905	$54,924	$44,974
Stock-based compensation expense (a)	3,931	3,337	3,491
Loss on disposal of assets (b)	221	192	165
Impairment and closed-store reserves (c)	175	1,732	752
Loss (gain) on disposition of restaurants (d)	7	(5,034)	(848)
Legal settlements (e)	—	—	(541)
Income tax receivable agreement (income) expenses (f)	(20)	103	(436)
Securities class action legal expense (g)	—	—	443
Special other expenses (h)	—	266	350
Shareholder advisory fees (i)	—	293	—
Gain on recovery of insurance proceeds (j)	(41)	(399)	—
Executive transition costs (k)	643	618	—
Restructuring charges (l)	551	1,055	—
Pre-opening costs (m)	336	269	326
Adjusted EBITDA	$62,708	$57,356	$48,676
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closing restaurants. During fiscal 2024, we recorded non-cash impairment charges of $0.1 million, primarily related to the property and equipment assets of two restaurants in Nevada. During fiscal 2024, we recognized $0.1 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2023, we recorded non-cash impairment charges of $1.5 million for the year ended December 27, 2023, primarily related to the property and equipment assets of one restaurant in Nevada and the carrying value of the ROU assets of one restaurant in California. During fiscal 2023, we recognized $0.2 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

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

(d)	During fiscal 2024, we completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the year-ended December 25, 2024. During fiscal 2023, we completed the sale of 18 company-operated restaurants within California, Utah and Texas to existing franchisees. These sales during 2023 resulted in cash proceeds of $7.7 million and a net gain on sale of restaurants of $5.0 million for the year ended December 27, 2023. During fiscal 2022, we completed the sale of three company-operated restaurants within the Orange County area to an existing franchisee. This sale during 2022 resulted in cash proceeds of $1.0 million and a net gain on sale of restaurants of $0.8 million for the year ended December 28, 2022.

(e)	Includes $0.5 million received from legal settlements, net of legal expenses.
(f)	On July 30, 2014, we entered into the TRA. This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 25, 2024, December 27, 2023 and December 28, 2022, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments. On May 29, 2024, we terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the Sellers thereunder in exchange for a payment to the Sellers of $0.4 million. As of December 25, 2024, there was no remaining obligations owed on our consolidated balance sheets.
(g)	Consists of costs related to the defense of securities lawsuits.
(h)	Consists of (1) $0.2 million in legal costs related to the share distribution by Trimaran Group of substantially all shares of our common stock held by Trimaran Group to its investors, members and limited partners, which occurred on March 28, 2023, and (2) $0.1 million and $0.4 million, respectively, in costs related to a special dividend declaration which was paid on November 9, 2022, to stockholders of record, including holders of restricted stock for fiscal 2023 and 2022.
(i)	Consists of advisory fees pertaining to a Shareholder Rights Agreement adopted in connection with a shareholder’s accumulation of a significant amount of shares of our common stock. Refer to Note 16, “Shareholder Rights Agreement” for further details on the Shareholder Rights Agreement.
(j)	During fiscal 2022, one of our restaurants incurred damage resulting from a fire. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We received $0.5 million in cash, net of the insurance deductible, from the insurance company during fiscal 2023, for which we recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.3 million related to the reimbursement of lost profits. In fiscal 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds for the reimbursement of property and equipment and expenses and the reimbursement of lost profits, net of the related costs is included in the accompanying consolidated statements of income, for the year ended December 27, 2023, as a reduction of company restaurant expenses.
(k)	Includes costs associated with the transition of our former CEO, such as severance, executive recruiting costs and stock-based compensation costs.
(l)	On March 8, 2024, we made the decision to eliminate and restructure certain positions in the organization, which resulted in costs of approximately $0.6 million. On April 13, 2023 we made the decision to eliminate and restructure certain positions in the organization, which resulted in costs of approximately $1.1 million.
(m)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

However, depending on macroeconomic conditions, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2022 Credit Agreement (as defined in Note 7 “Long-Term Debt”), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Cash Flows

The following table presents summary cash flow information for the years indicated:

	Fiscal Year
(Amounts in thousands)	2024 (52-Weeks)	2023 (52-Weeks)	2022 (52-Weeks)
Net cash provided by (used in)
Operating activities	$46,781	$40,688	$38,549
Investing activities	(18,940)	(13,447)	(18,915)
Financing activities	(32,645)	(40,446)	(29,187)
Net decrease in cash	$(4,804)	$(13,205)	$(9,553)

Operating Activities

In fiscal 2024, net cash provided by operating activities increased by $6.1 million compared to fiscal 2023. This increase was due primarily to an increase in profitability and favorable working capital fluctuations during fiscal 2024.

In fiscal 2023, net cash provided by operating activities increased by $2.1 million compared to fiscal 2022. This increase was due primarily to an increase in profitability and favorable working capital fluctuations during fiscal 2023.

Investing Activities

In fiscal 2024, net cash used in investing activities increased by $5.5 million compared to fiscal 2023. This change was primarily due to the cash proceeds of $7.7 million received during the year ended December 27, 2023 related to the sale of 18 company-operated restaurants to existing franchisees.

In fiscal 2023, net cash used in investing activities decreased by $5.5 million compared to fiscal 2022. This decrease was primarily due to cash proceeds of $7.7 million received during fiscal 2023 related to the sale of 18 company-operated restaurants to existing franchisees.

Financing Activities

In fiscal 2024, net cash used in financing activities decreased by $7.8 million compared to fiscal 2023. The decrease was primarily due to repurchases of shares of our common stock of $20.6 million during the year ended December 25, 2024 compared to repurchases of shares of our common stock of $59.2 million during the year ended December 27, 2023. The change was offset by an $13.0 million in net pay downs on the 2022 Revolver during the year ended December 25, 2024 compared to an $18.0 million in net borrowings during the year ended December 27, 2023.

In fiscal 2023, net cash used in financing activities increased by $11.3 million compared to fiscal 2022. This change was due primarily to repurchases of common stock of $59.2 million during fiscal 2023. This increase was partially offset by $18.0 million in net borrowings of the 2022 Revolver during fiscal 2023 compared to the net pay downs of $26.0 million on the 2022 Revolver during fiscal 2022.

Debt and Other Obligations

We, as a guarantor, are a party to a credit agreement (the “2022 Credit Agreement”) among our wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), as borrower, and our direct subsidiary. EPL Intermediate, Inc. (“Intermediate”), as a guarantor, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2022 Revolver”). The 2022 Revolver, which is available pursuant to the 2022 Credit Agreement, includes a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. The obligations under the 2022 Credit Agreement and related loan documents are guaranteed by us. The obligations of our company, EPL and Intermediate under the 2022 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets.

Under the 2022 Revolver, we are restricted from making certain payments such as cash dividends or share repurchases, except that we may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem our qualified equity interests held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, (ii) pay under the TRA, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12-month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to our compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. For borrowings under the 2022 Revolver during fiscal 2024, the interest rate range was 5.7% to 7.0%. For borrowings under the 2022 Revolver during fiscal 2023, the interest rate range was 5.7% to 7.0%. The interest rate under the 2022 Revolver was 5.7% at December 25, 2024 and 7.0% under the 2022 Revolver at December 27, 2023.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of December 25, 2024.

At December 25, 2024, $10.3 million of letters of credit and $71.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $68.7 million at December 25, 2024.

See Note 7, “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

Material Cash Requirements

Our total capital expenditures for 2024 were $19.1 million. In 2024, we spent approximately $4.3 million on the development and construction of our new restaurants. The remaining $14.8 million of capital expenditures during 2024 were related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. In 2025, we expect to incur between $30.0 million and $34.0 million in total capital expenditures, of which we expect $3.0 million to $5.0 million will be related to our construction of new restaurants, and $27.0 million to $29.0 million will be related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, remodeling and similar improvements. Finally, we expect a portion of our incurred capital expenditures in 2025 to be for additional corporate initiatives, including investments in technology for support centers to boost innovation, enhancing the customer experience, and improving operations. We expect to fund these capital expenditures primarily with operating cash flows.

The following table summarizes our other current and long-term material cash requirements as of December 25, 2024, which we expect to fund primarily with operating cash flows:

	Payments Due by Period
			2026 -	2028 -	2030 and
(Amounts in thousands)	Total	2025	2027	2029	thereafter
Operating leases (1)	$249,879	$29,262	$55,006	$46,737	$118,874
Finance leases (1)	2,121	224	371	252	1,274
Long-term debt (2)	81,824	4,388	77,436	—	—
Purchasing commitments—chicken(3)	25,569	25,569	—	—	—
Total	$359,393	$59,443	$132,813	$46,989	$120,148

(1)	Operating and Finance Leases — Represents future minimum lease payments for our restaurants and the principal payments during the lease terms, respectively. Refer to Note 6 “Leases” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(2)	Long-Term Debt — Represents our contractual debt obligations. Includes expected interest expenses, calculated based on applicable interest rates at December 25, 2024. Refer to Note 7 “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(3)	Purchasing Commitments (Chicken) — Reflects contractual purchase commitments for goods related to restaurant operations. Refer to Note 14 “Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations.

Share Repurchases

Share Repurchase Program

On November 2, 2023, we announced that the Board approved a share repurchase program (“Share Repurchase Program”) under which we are authorized to repurchase up to $20,000,000 of shares of our common stock. Under the Share Repurchase Program, we are permitted to repurchase our common stock from time to time, in amounts and at prices that we deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, we are authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The repurchase program does not obligate us to acquire any particular number of shares. The repurchase program will terminate on March 31, 2025.

Further on December 4, 2023, we repurchased 1.5 million shares of our common stock for a total purchase price of $12.6 million under the Stock Repurchase Agreement with the Sellers. Following completion of this repurchase, approximately $7.4 million of our common stock remained available for repurchase under the share repurchase program at December 27, 2023.

For the year ended December 25, 2024, we repurchased 535,628 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $5.6 million. Following completion of these repurchases, approximately $1.8 million of our common stock remained available for repurchase under the Share Repurchase Program at December 25, 2024.

Other Share Repurchases

On August 7, 2023, we entered into a Stock Repurchase Agreement with the Sellers, as amended on August 4, 2024, pursuant to which we agreed to purchase an aggregate of 2,500,000 shares of our common stock from the Sellers at a price of $10.63 per share for a total purchase price of $26.6 million. The repurchase was completed in August 2023.

Prior to the repurchase, Freeman Spogli & Co. (“Freeman Spogli”), collectively with the Sellers and certain other funds managed by Freeman Spogli, was our largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, is a general partner of Freeman Spogli and its chief executive officer.

Further, on May 23, 2024, we entered into a new Stock Repurchase Agreement with the Sellers, pursuant to which we agreed to purchase an aggregate of 1,534,303 shares of our common stock from the Sellers at a price of $9.785 per share for a total purchase price of $15.0 million. The repurchase was completed in May 2024.

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

Upon the sale or refranchising of a restaurant, we evaluate whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. During fiscal 2024, we determined that there were no indicators of potential impairment of our goodwill and indefinite-lived intangible assets. Accordingly, we did not record any impairment to our goodwill or indefinite-lived intangible assets in fiscal 2024. During fiscal 2023, we determined that, in connection with the sale of 18 units, there were indicators of potential impairment of our goodwill and indefinite-lived intangible assets. After completing the impairment analysis, we did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2023. During fiscal 2022, we determined that there were no indicators of potential impairment of our goodwill and indefinite-lived intangible assets. Accordingly, we did not record any impairment to our goodwill or indefinite-lived intangible assets in fiscal 2022.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 25, 2024, we had no federal and less than $0.1 million state net operating loss (“NOL”) carryforwards. These State NOLs expire beginning 2029.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On July 27, 2022, we refinanced and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. We are exposed to market risk from changes in interest rates on our debt, which bears interest at SOFR plus a margin between 1.25% and 2.25%. As of December 25, 2024, we had outstanding borrowings of $71.0 million under our 2022 Revolver, $10.3 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.

During the year ended December 25, 2024, we borrowed $14.0 million and paid down $27.0 million on our 2022 Revolver and the outstanding balance as of December 25, 2024 was $71.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits and general and administrative costs, as well as other costs, all of which can materially impact our operations. In general, we have been able to substantially offset cost increases thus far resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future. In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs.

Commodity Price Risk

We are exposed to market price fluctuation in food product prices. Given the historical volatility of certain of our food product prices, including chicken, other proteins, grains, produce, dairy products, and cooking oil, these fluctuations can materially impact our food and beverage costs. While our purchasing commitments partially mitigate the risk of such fluctuations, there is no assurance that supply and demand factors such as diseases or inclement weather will not cause the prices of the commodities used in our restaurant operations to fluctuate. In periods when the prices of commodities drop, we may pay higher prices under our purchasing commitments. In rapidly fluctuating commodities markets, it may prove difficult for us to adjust our menu prices in accordance with input price fluctuations due to trade tariffs, natural disasters and other world events. Therefore, to the extent that we do not pass along cost increases to our customers, our results of operations may be adversely affected. At this time, we do not use financial instruments to hedge our commodity risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EL POLLO LOCO HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) as of December 25, 2024 and December 27, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 25, 2024 and December 27, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 25, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2025 expressed an unqualified opinion thereon.

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

Impairment of Restaurant Property and Equipment

As discussed in Notes 2 and 4 to the consolidated financial statements, the Company reviews its long-lived assets related to restaurants held and used in the business, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The net balance of property and equipment was $86.1 million as of December 25, 2024. For certain restaurants, indicators of impairment of the related property and equipment were present. As such, for these restaurants, management compared the projected undiscounted cash flows to the carrying value to determine whether an impairment loss should be measured.

We identified the Company’s estimation of undiscounted future cash flows for certain restaurants to determine the recoverability of the carrying value of restaurant property and equipment as a critical audit matter. Auditing certain assumptions used in the estimation of the undiscounted future cash flows, including future revenue transaction growth rates, menu pricing changes, and restaurant operating margins, involved especially challenging and subjective auditor judgments due to the nature and extent of audit effort required to addresses these matters.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the reasonableness of management’s assumption over the future revenue transaction growth rates for certain restaurants by comparing them to historical financial information for both company-owned and franchised restaurants and industry data.
●	Evaluating the reasonableness of management’s assumption over the menu pricing changes for certain restaurants by comparing them to historical financial information for company-owned restaurants and industry data.
●	Evaluating the reasonableness of management’s assumption over the restaurant operating margins for certain restaurants by comparing them to historical financial information for those company-owned restaurants and industry data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2011.

Costa Mesa, California

March 7, 2025

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 25,	December 27,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,484	$7,288
Accounts and other receivables, net	9,471	10,148
Inventories	1,938	1,911
Prepaid expenses and other current assets	5,509	5,634
Income tax receivable	493	153
Total current assets	19,895	25,134
Property and equipment, net	86,149	84,027
Property and equipment held under finance lease, net	1,499	1,528
Property and equipment held under operating leases, net ("ROU asset")	170,494	168,007
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	336	—
Other assets	3,079	3,043
Total assets	$592,014	$592,301
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$170	$140
Current portion of obligations under operating leases	19,738	19,490
Accounts payable	12,087	12,541
Accrued salaries and vacation	13,926	9,332
Accrued insurance	11,417	11,831
Accrued income taxes payable	2,105	70
Accrued interest	319	394
Current portion of income tax receivable agreement payable	—	422
Other accrued expenses and current liabilities	15,896	18,361
Total current liabilities	75,658	72,581
Revolver loan	71,000	84,000
Obligations under finance leases, net of current portion	1,583	1,617
Obligations under operating leases, net of current portion	170,529	168,084
Deferred tax liabilities, net	6,357	8,878
Other noncurrent liabilities	6,218	6,445
Total liabilities	331,345	341,605
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 29,839,721 and 31,353,223 shares issued and outstanding as of December 25, 2024 and December 27, 2023, respectively	298	313
Additional paid-in-capital	241,462	236,421
Retained earnings	18,909	13,962
Total stockholders’ equity	260,669	250,696
Total liabilities and stockholders’ equity	$592,014	$592,301

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the Fiscal Years Ended
	December 25, 2024	December 27, 2023	December 28, 2022

Revenue
Company-operated restaurant revenue	$396,260	$398,437	$403,218
Franchise revenue	45,561	41,002	38,225
Franchise advertising fee revenue	31,187	29,225	28,516
Total revenue	473,008	468,664	469,959
Cost of operations
Food and paper cost	100,725	108,250	117,774
Labor and related expenses	127,179	127,244	130,773
Occupancy and other operating expenses	99,280	101,398	101,543
Gain on recovery of insurance proceeds, lost profits, net	—	(327)	—
Company restaurant expenses	327,184	336,565	350,090
General and administrative expenses	46,270	42,025	39,093
Franchise expenses	42,307	38,404	36,169
Depreciation and amortization	15,717	15,235	14,418
Loss on disposal of assets	221	192	165
Gain on recovery of insurance proceeds, property, equipment and expenses	(41)	(247)	—
Loss (gain) on disposition of restaurants	7	(5,034)	(848)
Impairment and closed-store reserves	175	1,732	752
Total expenses	431,840	428,872	439,839
Income from operations	41,168	39,792	30,120
Interest expense, net	5,899	4,811	1,677
Income tax receivable agreement (income) expense	(20)	103	(436)
Income before provision for income taxes	35,289	34,878	28,879
Provision for income taxes	9,605	9,324	8,078
Net income	$25,684	$25,554	$20,801
Net income per share
Basic	$0.86	$0.75	$0.57
Diluted	$0.86	$0.74	$0.57
Weighted-average shares used in computing net income per share
Basic	29,850,256	34,253,542	36,350,579
Diluted	30,034,978	34,374,706	36,575,904

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Fiscal Years Ended
	December 25,	December 27,	December 28,
	2024	2023	2022
Net income	$25,684	$25,554	$20,801
Other comprehensive (loss) income
Changes in derivative instruments
Unrealized net gains arising during the period from interest rate swap	—	—	862
Reclassifications of loss into net income	—	(170)	(296)
Income tax benefit (expenses)	—	44	(150)
Other comprehensive (loss) income, net of taxes	—	(126)	416
Comprehensive income	$25,684	$25,428	$21,217

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 29, 2021	36,601,648	$365	$342,941	$(32,393)	$(290)	$310,623
Stock-based compensation	—	—	3,491	—	—	3,491
Issuance of common stock related to restricted shares, net	356,610	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	185,798	2	1,711	—	—	1,713
Shares repurchased for employee tax withholdings	(30,128)	—	(322)	—	—	(322)
Forfeiture of common stock related to restricted shares	(105,867)	(1)	1	—	—	—
Other comprehensive loss, net of income tax	—	—	—	—	416	416
Common stock cash dividends ($1.50 per share)	—	—	(55,574)	—	—	(55,574)
Net income	—	—	—	20,801	—	20,801
Balance, December 28, 2022	37,008,061	370	292,244	(11,592)	126	281,148
Stock-based compensation	—	—	2,964	—	—	2,964
Issuance of common stock related to restricted shares, net	454,081	5	(5)	—	—	—
Issuance of common stock upon exercise of stock options, net	219,960	2	1,169	—	—	1,171
Shares repurchased for employee tax withholdings	(26,344)	—	(243)	—	—	(243)
Repurchase of common stock	(6,030,850)	(61)	(59,155)	—	—	(59,216)
Repurchase of common stock - excise tax	—	—	(556)	—	—	(556)
Forfeiture of common stock related to restricted shares	(271,685)	(3)	3	—	—	—
Other comprehensive income, net of income tax	—	—	—	—	(126)	(126)
Net income	—	—	—	25,554	—	25,554
Balance, December 27, 2023	31,353,223	313	236,421	13,962	—	250,696
Stock-based compensation	—	—	3,931	—	—	3,931
Issuance of common stock related to restricted shares, net	513,723	5	(5)	—	—	—
Issuance of common stock upon exercise of stock options, net	163,696	2	1,554	—	—	1,556
Shares repurchased for employee tax withholdings	(36,689)	—	(440)	—	—	(440)
Repurchase of common stock	(2,069,931)	(21)	—	(20,563)	—	(20,584)
Repurchase of common stock - excise tax	—	—	—	(174)	—	(174)
Forfeiture of common stock related to restricted shares	(84,301)	(1)	1	—	—	—
Net income	—	—	—	25,684	—	25,684
Balance, December 25, 2024	29,839,721	$298	$241,462	$18,909	$—	$260,669

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended
	December 25,	December 27,	December 28,
	2024	2023	2022
Cash flows from operating activities:
Net income	$25,684	$25,554	$20,801
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	15,717	15,235	14,418
Stock-based compensation expense	3,931	2,964	3,491
Income tax receivable agreement (income) expense	(20)	103	(436)
Fire insurance proceeds for expenses paid and lost profit	—	327	—
Loss (gain) on disposition of restaurants	7	(5,034)	(848)
Loss on disposal of assets	221	192	165
Gain on recovery of insurance proceeds, property, equipment and expenses, net	(41)	(247)	—
Impairment of property and equipment and ROU assets	123	1,536	481
Amortization of deferred financing costs	197	201	340
Deferred income taxes, net	(2,857)	906	4,600
Changes in operating assets and liabilities:
Accounts and other receivables	677	(216)	3,323
Inventories	(27)	531	(125)
Prepaid expenses and other current assets	125	(1,972)	71
Income taxes receivable/ payable	1,695	838	(1,657)
Operating lease assets	19,133	19,040	19,427
Other assets	(232)	(309)	(240)
Accounts payable	(544)	(3,965)	3,977
Accrued salaries and vacation	4,594	459	(2,667)
Accrued insurance	(414)	711	(73)
Payment related to tax receivable agreement	(399)	(350)	(430)
Operating lease liabilities	(19,105)	(19,120)	(19,780)
Other accrued expenses and liabilities	(1,684)	3,304	(6,289)
Net cash flows provided by operating activities	46,781	40,688	38,549
Cash flows from investing activities:
Proceeds from disposition of restaurants	100	7,722	1,002
Proceeds from fire insurance for property and equipment	41	163	—
Purchase of property and equipment	(19,081)	(21,332)	(19,917)
Net cash flows used in investing activities	(18,940)	(13,447)	(18,915)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	14,000	39,000	46,000
Payments on revolver and swingline loan	(27,000)	(21,000)	(20,000)
Minimum tax withholdings related to net share settlements	(440)	(243)	(322)
Common stock dividends paid	—	—	(55,574)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,556	1,171	1,713
Payment of obligations under finance leases	(207)	(158)	(162)
Deferred financing costs for revolver loan	—	—	(842)
Repurchases of common stock	(20,554)	(59,216)	—
Net cash flows used in financing activities	(32,645)	(40,446)	(29,187)
Decrease in cash and cash equivalents	(4,804)	(13,205)	(9,553)
Cash and cash equivalents, beginning of period	7,288	20,493	30,046
Cash and cash equivalents, end of period	$2,484	$7,288	$20,493

	For the Fiscal Years Ended
	December 25,	December 27,	December 28,
	2024	2023	2022
Supplemental cash flow information
Cash paid during the period for interest	$5,890	$4,819	$1,450
Cash paid during the period for income taxes	$10,351	$7,721	$5,100
Unpaid purchases of property and equipment	$3,969	$5,098	$1,333
Unpaid repurchases of common stock and excise tax	$204	$—	$—

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, Colorado, Utah and Louisiana, specialize in fire-grilling citrus-marinated chicken in a wide variety of contemporary Mexican and LA-inspired entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, variations on the Company’s Pollo Bowl®, Pollo Salads and Pollo Fit entrees. At December 25, 2024, the Company operated 173 (130 in the greater Los Angeles area) and franchised 325 (151 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, as of December 25, 2024, the Company licensed 10 restaurants in the Philippines.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2022 Revolver (see Note 7 “Long-Term Debt”) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At December 25, 2024, the Company’s total debt was $71.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $2.5 million at December 25, 2024, and the outstanding borrowing availability under the 2022 Revolver (as defined in Note 7 “Long-Term Debt”) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2024, 2023, and 2022 ended on December 25, 2024, December 27, 2023 and December 28, 2022, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every six or seven years a 53-week fiscal year occurs. Fiscal 2024, 2023 and 2022 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform with the current year presentation.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters, contingent liabilities and income tax valuation allowances.

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

The Company had one supplier for which amounts due at December 25, 2024 totaled 19.7% of the Company’s accounts payable. As of December 27, 2023, the Company had one supplier for which the amount due totaled 15.1% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 24.1% of the Company’s purchases for fiscal 2024, 26.6% for fiscal 2023 and 28.5% for fiscal 2022 with no amounts payable at December 25, 2024 or December 27, 2023.

In fiscal 2024, 2023 and 2022, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 72.0%, 71.3%, and 71.2%, respectively, of total revenue. One franchisee accounted for 28.4% of total accounts receivable as of December 25, 2024, and one franchisee accounted for 11.4% of total accounts receivable as of December 27, 2023.

Management believes the loss of the significant supplier or franchisee could have a material adverse effect on the Company’s consolidated results of operations and financial condition.

Accounts and Other Receivables, Net

Accounts and other receivables consist primarily of royalties, advertising and sublease rent and related amounts receivable from franchisees. Such receivables are due on a monthly basis, which may differ from the Company’s fiscal month-end dates. Accounts and other receivables also include credit/debit card receivables. The need for an allowance for credit losses is reviewed on a specific identification basis and takes into consideration past due balances and the financial strength of the obligor.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of income, and there were none for the year ended December 25, 2024, $0.2 million for the year ended December 27, 2023, and less than $0.1 million for the year ended December 28, 2022. The Company capitalized internal costs related to site selection and construction activities of $0.6 million, $1.8 million and $1.5 million for the years ended December 25, 2024, December 27, 2023 and December 28, 2022, respectively.

Impairment of Property and Equipment and ROU Assets

The Company reviews its property and equipment and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain property and equipment and ROU assets may not be recoverable. The Company considers a triggering event, related to property and equipment assets or ROU assets in a net asset position, to have occurred related to a specific restaurant if the restaurant’s Average Unit Volume (“AUV”) for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event, related to ROU assets, to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. As of December 25, 2024 and December 27, 2023, ROU assets related to closed or subleased restaurant locations totaled $39.1 million and $42.8 million, respectively. If the Company concludes that the carrying value of certain property and equipment and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the property and equipment or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain stores during the year ended December 25, 2024 that required an impairment review of the Company’s property and equipment and ROU assets. Based on the results of this analysis, the Company recorded non-cash impairment charges of $0.1 million primarily related to the property and equipment assets of two restaurants in Nevada for the year ended December 25, 2024.

In fiscal 2023, the Company recorded non-cash impairment charges of $1.5 million primarily related to the carrying value of the ROU assets of one restaurant in California and the property and equipment assets of one restaurant in Nevada. In fiscal 2022, the Company recorded a non-cash impairment charge of $0.5 million primarily related to the carrying value of the ROU assets of one restaurant in California that closed in 2021. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, the Company is monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserves expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are also included within closed-store reserves expense.

During fiscal 2024, 2023 and 2022, the Company recognized $0.1 million, $0.2 million and $0.3 million, respectively, of closed-store reserves expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company reports as one reporting unit. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2024, 2023 and 2022.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during fiscal 2024. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the year ended December 25, 2024.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the period of the loan on a straight-line basis. Included in other assets are deferred financing costs (net of accumulated amortization), related to the Company’s revolving credit facility, of $0.5 million and $0.7 million as of December 25, 2024 and December 27, 2023, respectively. Amortization expense for deferred financing costs was approximately $0.2 million for both of the years ended December 25, 2024 and December 27, 2023, and $0.3 million for the year ended December 28, 2022, and is reflected as a component of interest expense in the accompanying consolidated statements of income.

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 25, 2024 and December 27, 2023, the Company had accrued $11.4 million and $11.8 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 25, 2024, December 27, 2023 and December 28, 2022, totaled $9.9 million, $9.2 million, and $8.7 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of income.

Restaurant Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents revenue net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $6.3 million, $8.7 million and $7.5 million during the years ended December 25, 2024, December 27, 2023 and December 28, 2022, respectively.

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 25, 2024 and December 27, 2023, the revenue allocated to loyalty points that have not been redeemed was $0.8 million and $0.7 million, respectively, which is reflected in the Company’s accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Franchise Revenue

Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, sublease income and IT support services. Rental income for subleases to franchisees are outside of the scope of the revenue standard and are within the scope of lease guidance. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees.

For franchise and development agreement fees, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and are, therefore, treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, are recognized over the franchise or renewal term, which is typically twenty years. As of December 25, 2024, the Company had executed development agreements that represent commitments to open 73 franchised restaurants at various dates through 2035.

This revenue stream is made up of the following performance obligations:

●	Franchise License – inclusive of advertising services, development agreements, training, access to restaurant development plans and help desk services;
●	Discounted renewal option; and
●	Hardware services.

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

The Company purchases hardware, such as scanners, printers, cash registers, kiosks and tablets, from third-party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of December 25, 2024, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Franchise Advertising Fee Revenue

The Company presents advertising contributions received from franchisees as franchise advertising fee revenue and records all expenses of the advertising fund within franchise expenses.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund and is accrued, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $16.1 million, $16.2 million and $16.4 million for the years ended December 25, 2024, December 27, 2023 and December 28, 2022, respectively. In addition, there was $31.2 million, $29.2 million and $28.5 million for the years ended December 25, 2024, December 27, 2023 and December 28, 2022, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides, which is included within franchise advertising fee revenue. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $1.2 million and $3.0 million at December 25, 2024 and December 27, 2023, respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 25, 2024, the Company was obligated to spend $1.2 million more in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of income.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. For each of the years ended December 25, 2024, December 27, 2023, and December 28, 2022, preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of income were $0.3 million.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gain on Recovery of Insurance Proceeds, Lost Profits, Net and Gain on Recovery of Insurance Proceeds, Property, Equipment and Expenses

During fiscal 2023 and fiscal 2022, two of the Company’s restaurants incurred damage resulting from a fire. In fiscal 2023, the Company incurred costs directly related to the fire of less than $0.1 million. In fiscal 2023, the Company recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.3 million related to the reimbursement of lost profits and in fiscal 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying consolidated statements of income, for the year ended December 27, 2023, as a reduction of Company restaurant expenses. The Company received from the insurance company cash of $0.5 million, net of the insurance deductible, during fiscal 2023.

Loss (Gain) on Disposition of Restaurants

During fiscal 2024, the Company completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. During fiscal 2023, the Company completed the sale of 18 restaurants within California, Utah and Texas to existing franchisees. During fiscal 2022, the Company completed the sale of three company-operated restaurants within the Orange County area to an existing franchisee.

The Company determined that these restaurant dispositions represented multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on their relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurants and franchise fees, as well as future cash consideration for royalties. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. The Company initially defers and subsequently recognizes the franchise fees over the term of the franchise agreement. Future royalty income is also recognized in revenue as earned. During 2024, the sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million. During 2023, these sales resulted in cash proceeds of $7.7 million and a net gain on sale of restaurant of $5.0 million. The Orange County sale during 2022 resulted in cash proceeds of $1.0 million and a net gain on sale of restaurants of $0.8 million for the year ended December 28, 2022. Since the date of sale, these restaurants are now included in the total number of franchised El Pollo Loco restaurants.

Derivative Financial Instruments

The Company used an interest rate swap, a derivative instrument, to hedge interest rate risk and not for trading purposes. The derivative contract was entered into with a financial institution. In connection with the Company’s entry into the 2022 Credit Agreement (as defined in Note 7 “Long-Term Debt”), it terminated the interest rate swap on July 28, 2022. The Company recorded the derivative instrument on its consolidated balance sheets at fair value. The derivative instrument qualified as a hedging instrument in a qualifying cash flow hedge relationship, and the gain or loss on the derivative instrument was reported as a component of Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For any derivative instruments not designated as hedging instruments, the gain or loss will be recognized in earnings immediately.

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

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 25, 2024 or December 27, 2023. During fiscal 2024, fiscal 2023 and fiscal 2022, there were no material unrecognized tax benefits. Management believes no significant change to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the years ended December 25, 2024, December 27, 2023 and December 28, 2022, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to the Company total expected TRA payments. On May 29, 2024, the Company terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $0.4 million. As of December 25, 2024, there was no remaining obligations owed on the Company’s consolidated balance sheets.

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

For the year ended December 25, 2024, the Company recorded non-cash impairment charges $0.1 million for certain property and equipment, which were measured at fair value on a nonrecurring basis.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 27, 2023 reflecting certain property and equipment and ROU assets for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Property and Equipment and ROU Assets" (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$1,497
Certain ROU assets, net	$244	$—	$—	$244	$39

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 28, 2022 for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Property and Equipment and ROU Assets" (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$442
Certain ROU assets, net	$327	$—	$—	$327	$39

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short-term maturities. The recorded value of the prior years’ TRA approximates fair value, based on borrowing rates currently available to the Company for debts with similar terms and remaining maturities (Level 3 measurement).

Stock-Based Compensation

Stock-based compensation expense is recognized using a fair-value based method for costs related to all share-based payments including stock options, restricted stock and performance-based stock units issued under the Company’s employee stock plans. The fair value of stock option awards is estimated on the date of grant using an option pricing model, which require the input of subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be affected. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service, usually the vesting period. For performance-based stock units, the Company estimates the probability that performance conditions will be achieved.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The ASU updates reportable segment disclosure requirements, primarily through requiring enhanced disclosures about significant segment expenses and information used to assess segment performance. These disclosures are required quarterly. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024, with early adoption permitted. It is required to be adopted retrospectively for all prior periods presented in the financial statements. The Company adopted this standard during the year ended December 25, 2024. See Note 17 below for the Company's updated segment disclosures.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement Reporting Comprehensive Income/Expense Disaggregation Disclosures”. The ASU requires disaggregated disclosure of income statement expenses at interim and annual reporting periods. The ASU is effective for fiscal year beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The ASU can be adopted prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 25, 2024	December 27, 2023
Prepaid insurance	$2,574	$2,574
Prepaid service fees	2,255	2,764
Other current assets	680	296
Total prepaid expenses and other current assets	$5,509	$5,634

4. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 25, 2024	December 27, 2023
Land	$12,323	$12,323
Buildings and improvements	152,410	148,259
Other property and equipment	91,352	86,423
Construction in progress	9,882	7,270
	265,967	254,275
Less: accumulated depreciation and amortization	(179,818)	(170,248)
	$86,149	$84,027

Depreciation and amortization expense was $15.7 million, $15.2 million and $14.4 million for the years ended December 25, 2024, December 27, 2023, and December 28, 2022, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company recorded non-cash impairment charges of $0.1 million, $1.5 million and $0.4 million for the years ended December 25, 2024, December 27, 2023, and December 28, 2022, respectively. See “Impairment of Property and Equipment and ROU Assets” in Note 2 “Summary of Significant Accounting Policies” for additional information.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. TRADEMARKS AND OTHER INTANGIBLE ASSETS

Domestic trademarks consist of the following (in thousands):

	December 25, 2024	December 27, 2023
Cost	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Trademarks, net	$61,888	$61,888

6. LEASES

Nature of leases

The Company’s operations utilize property, facilities, equipment and vehicles leased from others. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842.

As of December 25, 2024, the Company had no leases that it had entered into, but had not yet commenced.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and 24 equipment leases that are classified as finance leases.

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

During the year ended December 25, 2024 and December 27, 2023, the Company reassessed the lease terms on 28 and 36 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. As a result of the reassessment, an additional $20.5 million and $21.5 million, respectively, of ROU asset and lease liabilities were recognized for the year ended December 25, 2024 and December 27, 2023, and will be amortized over the new lease term.

There were no reassessments that impacted the original lease classification during the year ended December 25, 2024 or December 27, 2023. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2024, the Company did not record any non-cash impairment charges. During fiscal 2023, the Company determined that the carrying value of an ROU assets at one restaurant was not recoverable. As a result, the Company recorded a less than $0.1 million non-cash impairment charge for the year ended December 27, 2023 related to one restaurant in California. During fiscal 2022, the Company determined that the carrying value of ROU assets at one restaurant were not recoverable. As a result, the Company recorded a less than $0.1 million non-cash impairment charge for the year ended December 28, 2022 related to one restaurant closed in California.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	December 25, 2024			December 27, 2023			December 28, 2022
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$76	$100	$176	$73	$2	$75	$73	$2	$75
Interest on lease liabilities	36	18	54	40	5	45	42	3	45
Operating lease cost:
Fixed rent cost	28,287	332	28,619	27,597	387	27,984	26,537	1,005	27,542
Short-term lease cost	—	1	1	—	8	8	—	18	18
Variable lease cost	553	1,344	1,897	546	1,279	1,825	597	677	1,274
Sublease income	(7,053)	—	(7,053)	(5,570)	—	(5,570)	(4,555)	—	(4,555)
Total lease cost	$21,899	$1,795	$23,694	$22,686	$1,681	$24,367	$22,694	$1,705	$24,399

The following table presents the Company’s total lease cost on the consolidated statement of income (in thousands):

	December 25, 2024	December 27, 2023	December 28, 2022
Lease cost – Occupancy and other operating expenses	$23,046	$23,736	$23,730
Lease cost – General & administrative	418	492	465
Lease cost – Depreciation and amortization	176	75	73
Lease cost – Interest expense	54	45	45
Lease cost – Closed-store reserve	—	19	86
Total lease cost	$23,694	$24,367	$24,399

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company had the following cash and non-cash activities associated with its leases (dollar amounts in thousands):

	December 25, 2024			December 27, 2023			December 28, 2022
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$28,376	$310	$28,686	$27,835	$321	$28,156	$27,221	$953	$28,174
Financing cash flows used for finance leases	$93	$114	$207	$93	$65	$158	$106	$56	$162

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$20,504	$1,294	$21,798	$21,448	$54	$21,502	$12,978	$92	$13,070
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$148	$148	$—	$135	$135	$—	$28	$28
Derecognition of ROU assets due to terminations, impairment or modifications	$—	$—	$—	$(40)	$(4)	$(44)	$(39)	$(35)	$(74)

Other Information
Weighted-average remaining years in lease term—finance leases	15.88	3.24		16.87	3.15		17.87	3.19
Weighted-average remaining years in lease term—operating leases	10.13	3.78		10.42	3.33		10.73	1.73
Weighted-average discount rate—finance leases	2.57%	6.49%		2.57%	5.68%		2.57%	1.53%
Weighted-average discount rate—operating leases	5.31%	6.73%		5.00%	4.52%		4.54%	3.80%

Information regarding the Company’s minimum future lease obligations at December 25, 2024 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 31, 2025	$224	$29,262	$5,033
December 30, 2026	191	28,160	4,728
December 29, 2027	180	26,846	4,676
December 27, 2028	134	24,917	4,387
December 26, 2029	118	21,820	3,743
Thereafter	1,274	118,874	23,053
Total	$2,121	$249,879	$45,620
Less: imputed interest (2.57% - 6.73%)	(368)	(59,612)
Present value of lease obligations	1,753	190,267
Less: current maturities	(170)	(19,738)
Noncurrent portion	$1,583	$170,529

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 25, 2024, December 27, 2023, and December 28, 2022, the Company received $0.4 million, $0.3 million and $0.4 million, respectively, of lease income from company-owned locations.

7. LONG-TERM DEBT

On July 27, 2022, the Company refinanced pursuant to a credit agreement (the “2022 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, which provides for a $150.0 million five-year senior secured revolving credit facility (the “2022 Revolver”).

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. For borrowings under the 2022 Revolver during fiscal 2024, the interest rate range was 5.7% to 7.0%. For borrowings under the 2022 Revolver during fiscal 2023, the interest rate range was 5.7% to 7.0%. The interest rate under the 2022 Revolver was 5.7% at December 25, 2024 and 7.0% at December 27, 2023. For the years ended December 25, 2024, December 27, 2023 and December 28, 2022, the Company had interest expense of $5.4 million, $4.4 million and $0.9 million, respectively, under the 2022 Revolver.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2022 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 25, 2024.

At December 25, 2024, $10.3 million of letters of credit and $71.0 million of borrowings were outstanding under the 2022 Revolver. The amount available under the 2022 Revolver was $68.7 million at December 25, 2024. At December 27, 2023, $9.8 million of letters of credit and $84.0 million of borrowings were outstanding under the 2022 Revolver.

Maturities

The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. During the year ended December 25, 2024, the Company borrowed $14.0 million and paid down $27.0 million on its 2022 Revolver. During the year ended December 27, 2023, the Company borrowed $39.0 million and paid down $21.0 million on its 2022 Revolver. There are no required principal payments prior to maturity for the 2022 Revolver.

Interest Rate Swap

During the year ended December 25, 2019, the Company entered into a variable-to-fixed interest rate swap agreement with a notional amount of $40.0 million that matures in June 2023. The objective of the interest rate swap was to reduce the Company’s exposure to interest rate risk for a portion of its variable-rate interest payments on its borrowings under the previous credit agreement. The interest rate swap was designated as a cash flow hedge, as the changes in the future cash flows of the swap were expected to offset changes in expected future interest payments on the related variable-rate debt, in accordance with Accounting Standards Codification (“ASC”) 815 “Derivatives and Hedging.”

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

The following table summarizes the effect of the Company’s cash flow hedge accounting on the consolidated statements of income (in thousands):

	December 27, 2023	December 28, 2022
Interest expense on hedged portion of debt	$—	$439
Interest income on interest rate swap	(170)	(296)
Interest (income) expenses on debt and derivatives, net	$(170)	$143

The following table summarizes the effect of the Company’s cash flow hedge accounting on AOCI for the years ended December 27, 2023 and December 28, 2022 (in thousands):

			Gain Reclassified from
	Net Gain Recognized in OCI		AOCI into Interest Income
	December 27, 2023	December 28, 2022	December 27, 2023	December 28, 2022
Interest rate swap	$—	$862	$(170)	$(296)

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 25, 2024	December 27, 2023
Accrued sales and property taxes	$5,349	$5,229
Gift card liability	5,100	4,877
Loyalty rewards program liability	844	687
Accrued advertising	1,194	3,010
Accrued legal settlements and professional fees	463	720
Deferred franchise and development fees	539	586
Other	2,407	3,252
Total other accrued expenses and current liabilities	$15,896	$18,361

9. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 25, 2024	December 27, 2023
Deferred franchise and development fees	$6,191	$6,411
Other	27	34
Total other noncurrent liabilities	$6,218	$6,445

10. INCOME TAXES

The provision for income taxes is based on the following components (in thousands):

	December 25,	December 27,	December 28,
For the Years Ended	2024	2023	2022
Current income taxes:
Federal	$8,945	$6,572	$2,366
State	3,517	1,846	1,112
Total current	12,462	8,418	3,478
Deferred income taxes:
Federal	(2,105)	(29)	2,958
State	(752)	935	1,642
Total deferred	(2,857)	906	4,600
Tax provision for income taxes	$9,605	$9,324	$8,078

The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21.0% for fiscal 2024, 2023 and 2022 as follows:

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 25,	December 27,	December 28,
For the Years Ended	2024	2023	2022
Statutory federal income tax rate applied to earnings before income taxes and extraordinary items	21.0%	21.0%	21.0%
State income tax expense (net of federal benefit)	6.1	6.4	7.7
Change in valuation allowance	—	(19.3)	—
State credit expiration	—	19.1	—
TRA expense (income)	—	0.1	(0.3)
162(m)	0.7	0.6	0.5
WOTC Credit	(0.4)	(0.7)	(0.9)
Stock option exercises	0.1	0.1	0.3
Deferred tax liability true up	—	(1.1)	—
Other	(0.3)	0.5	(0.3)
Total	27.2%	26.7%	28.0%

As of December 25, 2024, the Company had no federal and less than $0.1 million state NOL carryforwards. These State NOLs expire beginning 2029. The utilization of NOL carryforwards and state enterprise zone credits may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the Company concluded that it is more likely than not that its deferred tax assets except for certain state credits will be realized. As of December 25, 2024, the Company had no valuation allowance. During fiscal 2023, the Company released the corresponding valuation allowance since the ten-year carryover period for California Enterprise Zone credits expired at the end of fiscal 2023. In fiscal 2022, the Company recorded a valuation allowance of approximately $0.5 million, against its deferred tax asset resulting from certain tax credits that may not be realizable prior to the time the credits expire.

On July 30, 2014, the Company entered into the TRA. The TRA calls for the Company to pay its pre-IPO stockholders 85% of the cash savings that the Company realizes in its taxes as a result of utilizing its NOLs and other tax attributes attributable to preceding periods. The TRA charge expense (benefit) is a permanent add-back to the Company’s taxable income. In fiscal 2024, 2023 and 2022, TRA resulted in less than $0.1 million of income, $0.1 million of expense and $0.4 million of income, respectively, in each case as a result of the amortization of interest expense related to the total expected TRA payments and changes in estimates for actual tax returns filed and future forecasted taxable income. In fiscal 2023 and 2022, the Company paid $0.3 million and $0.4 million, respectively, to its pre-IPO stockholders under the TRA.

Further, on May 29, 2024, the Company terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $0.4 million. As of December 25, 2024, there was no remaining obligations owed on the Company’s consolidated balance sheets.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s deferred tax assets and liabilities as of December 25, 2024 and December 27, 2023 are summarized below.

	December 25,	December 27,
	2024	2023
Deferred assets:
Capital leases	$69	$62
Accrued vacation	466	470
Accrued workers’ compensation	2,099	2,352
Accrued payroll	5	—
Net operating losses	5	5
Fixed assets	2,981	2,705
ROU liabilities	51,160	50,735
Other	7,893	5,560
Total deferred tax assets	64,678	61,889
Deferred liabilities:
Goodwill	(5,961)	(5,938)
Trademark	(16,808)	(16,740)
Prepaid expense	(1,012)	(1,128)
ROU assets	(45,790)	(45,445)
Fixed assets	(1,128)	(1,470)
Other	—	(46)
Total deferred tax liabilities	(70,699)	(70,767)
Net deferred tax liability	$(6,021)	$(8,878)

The net deferred tax asset/(liability) amounts above as of December 25, 2024 and December 27, 2023 have been classified in the accompanying consolidated balance sheets as noncurrent assets/(liabilities) and are as follows (in thousands):

	December 25,	December 27,
	2024	2023
Noncurrent:
Assets (Liabilities) - state	$336	$(416)
Liabilities - federal	(6,357)	(8,462)

As of December 25, 2024 and December 27, 2023, the Company had no accrual for unrecognized tax benefits. Consequently, no interest or penalties have been accrued by the Company. The Company believes that no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months. The Company is subject to taxation in the United States and in various state jurisdictions.

The Company is no longer subject to U.S. examination for years before 2021 by the federal taxing authority, and for years before 2020 by state taxing authorities.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan were $0.8 million for the years ended December 25, 2024, December 27, 2023 and December 28, 2022.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. STOCK-BASED COMPENSATION

Pursuant to the 2018 Omnibus Equity Incentive Plan the Company grants stock options (“options”), restricted stock units, performance-based stock units and restricted stock. The Company has authorized 5,652,240 shares of common stock for issuance in connection with stock awards. On May 28, 2024, the Company’s stockholders approved amending the Equity Incentive Plan, formerly the 2018 Omnibus Equity Incentive Plan, under which the new aggregate share limit was increased by 1,250,000 shares. As of December 25, 2024, 1,011,980 shares were available for grant.

During the years ended December 25, 2024, December 27, 2023 and December 28, 2022, the Company recognized stock-based compensation expense of $3.9 million, $3.0 million and $3.5 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related optionees in the accompanying consolidated statements of income.

Stock Options

At December 25, 2024, options to purchase 1,098,320 shares of common stock of the Company were outstanding, including 319,049 vested and 779,271 unvested. Unvested options vest over time, or upon the Company’s achievement of annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 25, 2024, there were no premium options that were granted above the stock price at date of grant. In fiscal 2024, the Company granted 578,473 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2024 had a four year vesting period. Stock options generally expire ten years from the date of grant. In fiscal 2023, the Company granted 562,344 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2023 had a four year vesting period. Stock options generally expire 10 years from the date of grant. Changes in options for the years ended December 25, 2024 and December 27, 2023, are as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 28, 2022	1,068,179	$9.92
Grants	562,344	9.15
Exercised	(219,960)	5.32
Forfeited, cancelled or expired	(567,243)	10.63
Outstanding – December 27, 2023	843,320	$10.13
Grants	578,473	10.53
Exercised	(163,696)	9.50
Forfeited, cancelled or expired	(159,777)	10.66
Outstanding – December 25, 2024	1,098,320	$10.36	7.72	$1,774
Vested and expected to vest at December 25, 2024	1,084,553	$10.36	7.70	$1,753
Exercisable at December 25, 2024	319,049	$10.78	4.23	$485

The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $0.3 million, $0.9 million and $0.8 million for fiscal years 2024, 2023 and 2022, respectively.

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

The weighted-average estimated fair value of employee stock options granted in fiscal 2024 and 2023 was $5.28 and $4.41 per share, respectively, using the Black–Scholes model with the following weighted-average assumptions used to value the option grants:

	December 25, 2024	December 27, 2023
Expected volatility	44.1%	43.8%
Risk-free interest rate	4.6%	3.7%
Expected term (years)	6.25	6.20
Expected dividends	—	—

As of December 25, 2024, the Company had total unrecognized compensation expense of $3.3 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 3.2 years.

The above assumptions generally require judgment. If in the future the Company determines that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected term, the fair value calculated for the Company’s stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant.

The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2024, 2023 and 2022. The Company will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to its stock-based compensation.

Restricted Shares

In fiscal 2024 and 2023, 513,723 and 454,081 restricted share awards were granted, respectively, at the fair market value on the date of grant. These grants vest based on continued service over one year for directors and four years for employees.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in restricted shares for the years ended December 25, 2024 and December 27, 2023, are as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 28, 2022	545,480	$12.02
Granted	454,081	$9.08
Released	(190,415)	$12.25
Forfeited, cancelled, or expired	(271,685)	$11.06
Unvested shares at December 27, 2023	537,461	$9.94
Granted	513,723	$10.36
Released	(258,506)	$9.86
Forfeited and cancelled	(84,301)	$10.91
Unvested shares at December 25, 2024	708,377	$10.16

As of December 25, 2024, there was total unrecognized compensation expense of $5.2 million related to unvested restricted share awards, which the Company expects to recognize over a weighted-average period of 2.77 years.

During fiscal 2024, the Company granted 41,537 restricted stock units subject to performance-based vesting conditions based on Adjusted EBITDA and restaurant contribution margin to certain officers. Each performance-based restricted stock unit ("PSU") has a grant date fair value of $9.63 and a vesting period from the grant date through the date the audit of the Company's fiscal 2024 financial results is expected to be completed. The fair value of each PSU is expensed based on management's current estimate of the level that the performance goal will be achieved. As of December 25, 2024, based on the target level of performance, the total unrecognized compensation expense related to unvested performance stock units was $0.3 million, which is expected to be recognized over a weighted-average period of 2.01 years.

13. EARNINGS PER SHARE

Basic EPS is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 25, 2024, December 27, 2023, and December 28, 2022. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data.

	For the Years Ended
	December 25,	December 27,	December 28,
	2024	2023	2022
Numerator:
Net income	$25,684	$25,554	$20,801
Denominator:
Weighted-average shares outstanding—basic	29,850,256	34,253,542	36,350,579
Weighted-average shares outstanding—diluted	30,034,978	34,374,706	36,575,904
Net income per share—basic	$0.86	$0.75	$0.57
Net income per share—diluted	$0.86	$0.74	$0.57
Anti-dilutive securities not considered in diluted EPS calculation	742,663	972,181	535,574

Below is a reconciliation of basic and diluted share counts.

	For the Years Ended
	December 25,	December 27,	December 28,
	2024	2023	2022
Weighted-average shares outstanding—basic	29,850,256	34,253,542	36,350,579
Dilutive effect of stock options and restricted shares	184,722	121,164	225,325
Weighted-average shares outstanding—diluted	30,034,978	34,374,706	36,575,904

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Further, on December 4, 2023, the Company repurchased 1.5 million shares for a total purchase price of $12.6 million under the Stock Repurchase Agreement with the Sellers. Following completion of this repurchase, approximately $7.4 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program at December 27, 2023.

For the year ended December 25, 2024, the Company repurchased 535,628 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $5.6 million. Following the completion of these repurchases, approximately $1.8 million of our common stock remained available for repurchases under the Share Repurchase Program.

Other Share Repurchases

On August 7, 2023, the Company entered into a Stock Repurchase Agreement with the Sellers, as amended on August 4, 2024, pursuant to which the Company agreed to purchase an aggregate of 2,500,000 shares of the Company’s common stock from the Sellers at a price of $10.63 per share, representing the closing price of such shares as listed on Nasdaq on August 7, 2023, for a total purchase price of $26.6 million. The repurchase was completed in August 2023.

Further, on May 23, 2024, the Company entered into a new Stock Repurchase Agreement with the Sellers, pursuant to which the Company agreed to purchase an aggregate of 1,534,303 shares of its common stock from the Sellers at a price of $9.785 per share for a total purchase price of $15.0 million. The repurchase was completed in May 2024.

Prior to the repurchase, Freeman Spogli & Co. (“Freeman Spogli”), collectively with the Sellers and certain other funds managed by Freeman Spogli, was the Company’s largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, is a general partner of Freeman Spogli and its chief executive officer.

14. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various claims such as wage and hour and other legal actions that arise in the ordinary course of business. The outcomes of these actions are not predictable but the Company does not believe that the ultimate resolution of these other actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect its business, consolidated financial condition, results of operations, and cash flows.

Purchase Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2025.

At December 25, 2024, the Company’s total estimated commitment to purchase chicken was $25.6 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of December 25, 2024, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.5 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 25, 2024 was $2.4 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of December 25, 2024, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by geographic market for the years ended December 25, 2024, December 27, 2023 and December 28, 2022:

	December 25, 2024	December 27, 2023	December 28, 2022
Greater Los Angeles area market	72.0%	71.3%	71.2%
Other markets	28.0%	28.7%	28.8%
Total	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the year ended December 25, 2024 and December 27, 2023 (in thousands):

December 28, 2022	$6,377
Revenue recognized - beginning balance	(791)
Additional contract liability	1,411
December 27, 2023	$6,997
Revenue recognized - beginning balance	(625)
Additional contract liability	358
December 25, 2024	$6,730

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

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 25, 2024 (in thousands):

Franchise revenues:
2025	$549
2026	527
2027	518
2028	491
2029	464
Thereafter	4,181
Total	$6,730

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the loyalty rewards program liability included in other accrued expenses and current liabilities on the consolidated balance sheets were as follows (in thousands):

	December 25, 2024	December 27, 2023
Loyalty rewards liability, beginning balance	$687	$526
Revenue deferred	2,181	2,065
Revenue recognized	(2,024)	(1,904)
Loyalty rewards liability, ending balance	$844	$687

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of December 25, 2024 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the consolidated balance sheets was as follows (in thousands):

	December 25, 2024	December 27, 2023
Gift card liability	$5,100	$4,877

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	December 25, 2024	December 27, 2023	December 28, 2022
Revenue recognized from gift card liability balance at the beginning of the year	$1,059	$1,064	$1,145

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

On August 4, 2024, the Board approved and entered into an Amendment (the “Amendment”) to the Rights Agreement (together with the Agreement, the “Amended Rights Agreement”). Pursuant to the Amendment, the expiration date of the Rights has been extended until 11:59 p.m., Pacific Time, on the date that the votes of the stockholders of the Company with respect to the Company’s next annual meeting of stockholders in 2025 are certified, unless stockholders approve the further extension of the Amended Rights Agreement beyond that date.

The Rights Agreement was initially adopted in August 2023 (as initially adopted, the “Rights Agreement”) in response to a rapid and significant accumulation of Company stock by Biglari Capital Corp. (together with its affiliates, “Biglari Capital”). In adopting the original Rights Agreement, the Board noted that Biglari Capital has a track record of acquiring

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the Amended Rights Agreement, the Rights will generally be exercisable only in the event that a person or group of affiliated or associated persons (such person or group being an “Acquiring Person”), other than certain exempt persons, acquires (or commences a tender offer or exchange offer the consummation of which would result in) beneficial ownership of 15.0% or more of the outstanding Common Shares. In such case (with certain limited exceptions), each holder of a Right (other than the Acquiring Person, whose Rights shall become void) will have the right to receive, upon exercise at the then current exercise price of the Right, Common Shares (or, if the Board so elects, cash, securities, or other property) having a value equal to two times (2x) the exercise price of the Right.

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

17. SEGMENT REPORTING

Operating segments are defined as components of a company that engage in business activities from which it may earn revenue and incur expenses, and for which separate financial information is available and is regularly reviewed by the chief operating decision maker ("CODM") to assess the performance of the individual segments and make decisions about company resources such as personnel and working capital to be allocated to the segments.

The Company derives revenue from three primary sources: (1) company-operated restaurant revenue, (2) franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

income, and (3) franchise advertising fee revenue. All significant revenues relate to retail sales of food and beverages through either company-operated or franchised restaurants.

The Company determined that it has one operating segment and one reportable segment which is reflected in the Company’s current organizational and management structure. The accounting policies of the segment are the same as those described in Note 2 “Summary of Significant Accounting Policies.”

The Company’s CODM is the Chief Executive Officer who manages the Company’s operations on a reportable segment basis. The Company’s CODM reviews its operations and financial performance at a consolidated level by comparing actual results to budgeted figures and prior year results. This approach allows the CODM to assess whether the Company’s operating segment is meeting its financial goals, identify trends and make more informed decisions about resource allocation and performance targets.

When evaluating the Company’s financial performance, the CODM regularly reviews total revenues, segment expenses and consolidated net income as reported on the Consolidated Statements of Operations as well as non-GAAP measures such as restaurant contribution margin and Adjusted EBITDA to allocate Company resources and assess the performance of the Company. Segment asset information is not used by the CODM to assess performance and allocate resources.

The table below is a summary of the segment net income, including significant segment expenses for the years ended December 25, 2024, December 27, 2023 and December 28, 2022 (in thousands):

	December 25, 2024	December 27, 2023	December 28, 2022
Total revenue	$473,008	$468,664	$469,959
Less:
Food and paper costs	100,725	108,250	117,774
Labor and related expenses	127,179	127,244	130,773
General and administrative expenses	46,270	42,025	39,093
Franchise expenses	42,307	38,404	36,169
Occupancy expenses	30,792	31,318	30,579
Other operating expenses(1)	68,488	69,753	70,964
Depreciation and amortization	15,717	15,235	14,418
Other segment expenses(2)	362	(3,357)	69
Total operating expenses	431,840	428,872	439,839
Income from operations	41,168	39,792	30,120
Interest expenses, net	5,899	4,811	1,677
Provision for income taxes	9,605	9,324	8,078
Income tax receivable agreement (income) expenses	(20)	103	(436)
Total segment net income	$25,684	$25,554	$20,801

(1)	Other operating expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, delivery service provider fees, restaurant supplies and other restaurant operating costs.
(2)	Other segment expenses include loss (gain) on disposal of assets, gain on recovery of insurance proceeds, property, equipment and expenses, (gain) loss on disposition of restaurants and impairment and closed-store reserves.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 25, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 25, 2024 based on the criteria in Internal Control — Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 25, 2024 based on the criteria established in the 2013 Framework.

The effectiveness of our internal control over financial reporting as of December 25, 2024 has been audited by BDO USA, P.C., the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 25, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on Internal Control over Financial Reporting

We have audited El Pollo Loco Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 25, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 25, 2024 and December 27, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2024, and the related notes and our report dated March 7, 2025 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Costa Mesa, California

March 7, 2025

ITEM 9B.OTHER INFORMATION

On November 21, 2024, Mr. Mark Buller, a member of our Board of Directors, entered into a Rule 10b5-1 trading agreement. The 10b5-1 Plan provides for the sale of up to 12,271 shares of the Company’s common stock, subject to certain conditions. This trading plan was adopted during an open trading window and has an expiration date of December 31, 2025.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2024 fiscal year. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. The current version of the Code of Business Conduct and Ethics is available on our website under the Corporate Governance section at www.elpolloloco.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.elpolloloco.com.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2024 fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2024 fiscal year.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2024 fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2024 fiscal year.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report:

(1)	Financial Statements: Consolidated financial statements filed as part of this Annual Report are listed under Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	6/3/2024	001-36556
3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556
3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	2/2/2024	001-36556
4.1	Description of El Pollo Loco Holdings, Inc. Capital Stock
4.2	Rights Agreement, dated as of August 8, 2023, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/9/2023	001-36556
4.3	Amendment No. 1 to Rights Agreement, dated as of August 4, 2024, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/5/2024	001-36556
10.1	Form of Franchise Agreement		S-1	N/A	10.12	6/24/2014	333-197001
10.2	Form of Franchise Development Agreement		S-1	N/A	10.13	6/24/2014	333-197001
10.3	Form of Franchise Agreement (2019)		10-K	12/25/2019	10.15	3/6/2020	001-36556
10.4	Form of Franchise Development Agreement (2019)		10-K	12/25/2019	10.16	3/6/2020	001-36556
10.5	Form of Franchise Agreement (2021)		10-K	N/A	10.17	3/11/2022	001-36556
10.6	Form of Franchise Development Agreement (2021)		10-K	N/A	10.18	3/11/2022	001-36556

10.7	Form of Franchise Agreement (2022)		10-K	N/A	10.37	3/8/2024	001-36556
10.8	Form of Franchise Development Agreement (2022)		10-K	N/A	10.37	3/8/2024	001-36556
10.9	Form of Franchise Agreement (2023)	X
10.10	Form of Franchise Development Agreement (2023)	X
10.11	Credit Agreement, dated as of July 27, 2022, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., as guarantor, the other guarantors party thereto, the lenders party thereto and Bank of America, as administrative agent, swingline lender and letter of credit issuer		8-K	N/A	10.1	8/2/2022	001-36556
10.12*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers	X
10.13*	2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.22	7/22/2014	333-197001
10.14*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.25	7/22/2014	333-197001
10.15*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		S-1/A	N/A	10.26	7/22/2014	333-197001
10.16*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)		10-Q	6/29/2016	10.27	8/5/2016	001-36556
10.17*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan		10-Q	9/28/2016	10.28	11/4/2016	001-36556
10.18*	2018 Omnibus Equity Incentive Plan		S-8	N/A	4.3	8/6/2018	333-226621
10.19*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.24	3/6/2020	001-36556
10.20*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan (Non-Employee Directors)		10-K	12/25/2019	10.25	3/6/2020	001-36556
10.21*	Form of Restricted Stock Unit Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.26	3/6/2020	001-36556

10.22*	Form of Stock Option Awards Agreement under 2018 Omnibus Equity Incentive Plan		10-K	12/25/2019	10.27	3/6/2020	001-36556
10.23*	El Pollo Loco Holdings, Inc. Equity Incentive Plan, as amended		8-K	N/A	10.1	6/3/2024	001-36556
10.24*	Form of Stock Option Awards Agreement under 2021 Equity Incentive Plan		10-K	N/A	10.31	3/11/2022	001-36556
10.25*	Form of Restricted Share Agreement under 2021 Equity Incentive Plan		10-K	N/A	10.32	3/11/2022	001-36556
10.26*	Form of Restricted Stock Agreement under 2021 Equity Incentive Plan (Non-Employee Directors)		10-K	N/A	10.33	3/11/2022	001-36556
10.27*	Form of Restricted Stock Agreement under 2023 Equity Incentive Plan (Non-Employee Directors)		10-K	N/A	10.37	3/8/2024	001-36556
10.28*	Form of Performance Stock Agreement under 2024 Equity Incentive Plan	X
10.29*	Form of Post-Termination Benefits Agreements for Executives	X
10.30*	Employment Agreement, dated June 28, 2022, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K	N/A	10.1	7/1/2022	001-36556
10.31*	Employment Agreement, dated November 1, 2023, between El Pollo Loco Holdings, Inc and Maria Hollandsworth		8-K	N/A	10.1	11/2/2023	001-36556
10.32*	Employment Agreement, dated February 8, 2024, between El Pollo Loco Holdings, Inc and Elizabeth Williams		8-K	N/A	10.1	2/13/2024	001-36556
10.33*	Retention Award Agreement, dated November 2, 2023, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K	N/A	10.3	11/2/2023	001-36556
10.34	Stock Repurchase Agreement, dated May 23, 2024, between El Pollo Loco Holdings, Inc., FS Equity Partners V, L.P. and FS Affiliates V, L.P.		8-K	N/A	99.1	5/29/2024	001-36556
19.1	El Pollo Loco Insider Trading Policy	X
21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, P.C.	X

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
97.1	El Pollo Loco Holdings, Inc. Clawback Policy		10-K	N/A	97.1	3/8/2024	001-36556
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ Elizabeth Williams
Elizabeth Williams
Chief Executive Officer
Date:	March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Elizabeth Williams	Chief Executive Officer (principal executive officer)	March 7, 2025
Elizabeth Williams

/s/ Ira Fils	Chief Financial Officer (principal financial and accounting officer)	March 7, 2025
Ira Fils

/s/ William R. Floyd	Chairman and Director	March 7, 2025
William R. Floyd

/s/ Douglas J. Babb	Director	March 7, 2025
Douglas J. Babb

/s/ Samuel N. Borgese	Director	March 7, 2025
Samuel N. Borgese

/s/ Mark Buller	Director	March 7, 2025
Mark Buller

/s/ Nancy Faginas-Cody	Director	March 7, 2025
Nancy Faginas-Cody

/s/ Deborah Gonzalez	Director	March 7, 2025
Deborah Gonzalez

/s/ Joe Taylor	Director	March 7, 2025
Joe Taylor