Form 10-Q
period 2025-03-26
El Pollo Loco Holdings, Inc.
filed 2025-05-02
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2025

or

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

As of April 25, 2025, there were 30,052,186 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	March 26,	December 25,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$4,323	$2,484
Accounts and other receivables, net	12,526	9,471
Inventories	1,850	1,938
Prepaid expenses and other current assets	5,144	5,509
Income tax receivable	—	493
Total current assets	23,843	19,895
Property and equipment, net	84,426	86,149
Property and equipment held under finance lease, net	1,451	1,499
Property and equipment held under operating leases, net ("ROU asset")	167,084	170,494
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	—	336
Other assets	3,086	3,079
Total assets	$590,452	$592,014
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$183	$170
Current portion of obligations under operating leases	22,148	19,738
Accounts payable	11,825	12,087
Accrued salaries and vacation	7,668	13,926
Accrued insurance	11,305	11,417
Accrued income taxes payable	5,852	2,105
Accrued interest	374	319
Other accrued expenses and current liabilities	15,449	15,896
Total current liabilities	74,804	75,658
Revolver loan	73,000	71,000
Obligations under finance leases, net of current portion	1,527	1,583
Obligations under operating leases, net of current portion	164,683	170,529
Deferred tax liabilities, net	4,608	6,357
Other noncurrent liabilities	6,129	6,218
Total liabilities	324,751	331,345
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 30,059,485 and 29,839,721 shares issued and outstanding as of March 26, 2025 and December 25, 2024, respectively	300	298
Additional paid-in-capital	242,830	241,462
Retained earnings	22,571	18,909
Total stockholders’ equity	265,701	260,669
Total liabilities and stockholders’ equity	$590,452	$592,014

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Thirteen Weeks Ended
	March 26, 2025	March 27, 2024
Revenue
Company-operated restaurant revenue	$98,365	$97,153
Franchise revenue	13,183	11,348
Franchise advertising fee revenue	7,629	7,652
Total revenue	119,177	116,153
Cost of operations
Food and paper cost	24,739	25,619
Labor and related expenses	32,179	30,580
Occupancy and other operating expenses	25,673	23,865
Company restaurant expenses	82,591	80,064
General and administrative expenses	11,263	11,925
Franchise expenses	12,442	10,602
Depreciation and amortization	3,887	3,851
Loss on disposal of assets	11	41
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(41)
Impairment and closed-store reserves	11	32
Total expenses	110,205	106,474
Income from operations	8,972	9,679
Interest expense, net	1,176	1,564
Income before provision for income taxes	7,796	8,115
Provision for income taxes	2,315	2,203
Net income	$5,481	$5,912
Net income per share
Basic	$0.19	$0.19
Diluted	$0.19	$0.19
Weighted-average shares used in computing net income per share
Basic	29,085,836	30,777,769
Diluted	29,337,906	30,937,226

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Thirteen Weeks Ended March 26, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 25, 2024	29,839,721	$298	$241,462	$18,909	$260,669
Stock-based compensation	—	—	1,047	—	1,047
Issuance of common stock related to restricted shares	369,879	4	(4)	—	—
Issuance of common stock upon exercise of stock options, net	42,736	—	426	—	426
Shares repurchased for employee tax withholdings	(9,609)	—	(101)	—	(101)
Repurchase of common stock	(159,750)	(2)	—	(1,805)	(1,807)
Repurchase of common stock - excise tax	—	—	—	(14)	(14)
Forfeiture of common stock related to restricted shares	(23,492)	—	—	—	—
Net income	—	—	—	5,481	5,481
Balance, March 26, 2025	30,059,485	$300	$242,830	$22,571	$265,701

	Thirteen Weeks Ended March 27, 2024

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 27, 2023	31,353,223	$313	$236,421	$13,962	$250,696
Stock-based compensation	—	—	920	—	920
Issuance of common stock upon exercise of stock options, net	5	—	—	—	—
Repurchase of common stock	(136,400)	(1)	(1,226)	—	(1,227)
Repurchase of common stock - excise tax	—	—	(12)	—	(12)
Forfeiture of common stock related to restricted shares	(37,309)	—	—	—	—
Net income	—	—	—	5,912	5,912
Balance, March 27, 2024	31,179,519	$312	$236,103	$19,874	$256,289

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	March 26, 2025	March 27, 2024
Cash flows from operating activities:
Net income	$5,481	$5,912
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,887	3,851
Stock-based compensation expense	1,047	920
Loss on disposal of assets	11	41
Amortization of deferred financing costs	48	48
Deferred income taxes, net	(1,413)	(65)
Changes in operating assets and liabilities:
Accounts and other receivables	(3,055)	(312)
Inventories	88	175
Prepaid expenses and other current assets	365	273
Income taxes receivable/ payable	4,240	2,115
Operating lease assets	4,825	4,731
Other assets	(55)	(67)
Accounts payable	173	(2,732)
Accrued salaries and vacation	(6,258)	(2,455)
Accrued insurance	(112)	(92)
Operating lease liabilities	(4,850)	(4,669)
Other accrued expenses and liabilities	313	3,489
Net cash flows provided by operating activities	4,735	11,163
Cash flows from investing activities:
Proceeds from fire insurance for property and equipment	—	41
Purchase of property and equipment	(3,389)	(4,162)
Net cash flows used in investing activities	(3,389)	(4,121)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	6,000	—
Payments on revolver and swingline loan	(4,000)	(4,000)
Minimum tax withholdings related to net share settlements	(101)	—
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	426	—
Payment of obligations under finance leases	(57)	(48)
Repurchases of common stock	(1,775)	(1,161)
Net cash flows provided by (used in) financing activities	493	(5,209)
Increase in cash and cash equivalents	1,839	1,833
Cash and cash equivalents, beginning of period	2,484	7,288
Cash and cash equivalents, end of period	$4,323	$9,121

	Thirteen Weeks Ended
	March 26, 2025	March 27, 2024
Supplemental cash flow information
Cash paid during the period for interest	$1,068	$1,595
Cash paid during the period for income taxes	$—	$—
Unpaid purchases of property and equipment	$2,709	$7,105
Unpaid repurchases of common stock and excise tax	$220	$65

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings” or “Company”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At March 26, 2025, the Company operated 174 and franchised 325 El Pollo Loco restaurants in the United States. The Company also licenses eight restaurants in the Philippines. Two licensed restaurants in the Philippines were closed during the thirteen weeks ended March 26, 2025.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2024.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of the calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations; in a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Every six or seven years, a 53-week fiscal year occurs. Fiscal 2025 is a 53-week year ending on December 31, 2025. Fiscal 2024 was a 52-week year ended on December 25, 2024. Revenues, expenses, and other financial and operational figures may be elevated in a 53-week year.

Certain prior year amounts in the accompanying condensed consolidated financial statements have been reclassified to conform with the current year presentation.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2022 Revolver (as defined in Note 5 below) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

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

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At March 26, 2025, the Company’s total debt was $73.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $4.3 million at March 26, 2025, and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Subsequent Events

Subsequent to the quarter-end, the Company borrowed $2.0 million on its 2022 Revolver resulting in outstanding borrowings of $75.0 million as of May 1, 2025.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had no supplier for which amounts due totaled more than 10.0% of the Company’s accounts payable at March 26, 2025. The Company had one supplier to whom amounts due totaled 19.7% of the Company’s accounts payable at December 25, 2024. Purchases from the Company’s largest supplier totaled 15.1% of total expenses for the thirteen weeks ended March 26, 2025, and 24.7% of total expenses for the thirteen weeks ended March 27, 2024, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.6% of total revenue for the thirteen weeks ended March 26, 2025, and 71.5% for the thirteen weeks ended March 27, 2024, respectively.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company reports as one reporting unit. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2024 or the thirteen weeks ended March 26, 2025.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen weeks ended March 26, 2025. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen weeks ended March 26, 2025.

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

There were no non-financial instruments measured at fair value on a nonrecurring basis as of and for the thirteen weeks ended March 26, 2025 and March 27, 2024.

Impairment of Property and Equipment and ROU Assets

The Company reviews its property and equipment and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain property and equipment and ROU assets may not be recoverable. The Company considers a triggering event, related to property and equipment assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume (“AUV”) for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain property and equipment and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the property and equipment or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain stores during the thirteen weeks ended March 26, 2025 that required an impairment review of certain of the Company’s property and equipment and ROU assets. Based on the results of this analysis, the Company did not record any non-cash impairment charges for the thirteen weeks ended March 26, 2025 and March 27, 2024.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During both the thirteen weeks ended March 26, 2025 and March 27, 2024, the Company recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed location.

Gain on Recovery of Insurance Proceeds, Lost Profits

During the thirteen weeks ended March 27, 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the thirteen weeks ended March 27, 2024, as a reduction of company restaurant expenses.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at March 26, 2025 or at December 25, 2024. The Company did not recognize interest or penalties during the thirteen weeks ended March 26, 2025 and March 27, 2024, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-initial public offering (“IPO”) stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the thirteen weeks ended March 26, 2025 and March 27, 2024, the Company did not record any income tax receivable agreement income or expenses. As of March 26, 2025 and December 25, 2024, there was no remaining obligations owed on the Company’s condensed consolidated balance sheets. For the quarter ended March 26, 2025, the Company recorded an income tax provision of $2.3 million, reflecting an estimated effective tax rate of 29.7%. For the quarter ended March 27, 2024, the Company recorded an income tax provision of 2.2 million, reflecting an estimated effective tax rate of approximately 27.1%. The difference between the 21.0% statutory rate and the effective tax rate of 29.7% for the quarter ended March 26, 2025 is primarily a result of state taxes and the impact of non-tax deductible executive compensation, partially offset by a Work Opportunity Tax Credit benefit.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively with the option of retrospective application. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement Reporting Comprehensive Income/Expense Disaggregation Disclosures” (“ASU 2024-03”). The ASU requires disaggregated disclosure of income statement expenses at interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date”, which clarifies that the ASU 2024-03 is effective for fiscal year beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The ASU can be adopted prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	March 26, 2025	December 25, 2024
Prepaid insurance	$2,038	$2,574
Prepaid service fees	2,011	2,255
Other current assets	1,095	680
Total prepaid expenses and other current assets	$5,144	$5,509

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	March 26, 2025	December 25, 2024
Land	$12,323	$12,323
Buildings and improvements	155,028	152,410
Other property and equipment	93,601	91,352
Construction in progress	9,230	9,882
	270,182	265,967
Less: accumulated depreciation and amortization	(185,756)	(179,818)
Total property and equipment, net	$84,426	$86,149

Depreciation and amortization expense was $3.9 million for both the thirteen weeks ended March 26, 2025 and March 27, 2024, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen weeks ended March 26, 2025 and March 27, 2024, respectively. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment and ROU Assets” for additional information.

4. STOCK-BASED COMPENSATION

Stock Options

At March 26, 2025, options to purchase 1,472,494 shares of common stock were outstanding, including 295,692 vested and 1,176,802 unvested options. Unvested options vest over time; however, upon a change in control, the Board of Directors (the “Board”) may accelerate vesting. A summary of stock option activity at March 26, 2025 and changes during the thirteen weeks ended March 26, 2025 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 25, 2024	1,098,320	$10.36
Grants	450,133	10.42
Exercised	(42,736)	9.97
Forfeited, cancelled or expired	(33,223)	10.08
Outstanding – March 26, 2025	1,472,494	$10.39	8.35	$474
Vested and expected to vest at March 26, 2025	1,452,406	$10.39	8.33	$471
Exercisable at March 26, 2025	295,692	$10.87	4.59	$204

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	March 26, 2025	March 27, 2024
Expected volatility	42.8%	43.8%
Risk-free interest rate	4.1%	3.7%
Expected term (years)	6.00	6.20
Expected dividends	—	—

At March 26, 2025, the Company had total unrecognized compensation expense of $5.0 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.96 years.

Restricted Shares

A summary of restricted share activity as of March 26, 2025 and changes during the thirteen weeks ended March 26, 2025 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 25, 2024	708,377	$10.16
Granted	369,879	$10.42
Released	(26,401)	$9.31
Forfeited and cancelled	(23,492)	$10.22
Unvested shares at March 26, 2025	1,028,363	$10.29

Unvested shares at March 26, 2025, included 998,109 unvested restricted shares and 30,254 shares subject to unvested but earned performance stock units.

At March 26, 2025, the Company had unrecognized compensation expense of $8.1 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.62 years.

During the thirteen weeks ended March 26, 2025, the Company granted 159,948 restricted stock units subject to performance-based vesting conditions based on revenue and restaurant contribution margin to certain officers. Each performance-based restricted stock unit ("PSU") has a grant date fair value of $10.42 and a vesting period from the grant date through the date the audit of the Company's fiscal 2027 financial results is expected to be completed. The fair value of each PSU is expensed based on management's current estimate of the level that the performance goal will be achieved. As of March 26, 2025, based on the target level of performance, the total unrecognized compensation expense related to unvested PSUs was $1.8 million, which is expected to be recognized over a weighted-average period of 2.80 years.

Total stock-based compensation expense was $1.0 million for the thirteen weeks ended March 26, 2025, and $0.9 million for the thirteen weeks ended March 27, 2024.

Share Repurchases

Share Repurchase Program

On November 2, 2023, the Company announced that the Board approved a share repurchase program (“Share Repurchase Program”) under which the Company was authorized to repurchase up to $20,000,000 of shares of the Company’s common stock. Under the Share Repurchase Program, the Company was permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, the Company is authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The Share Repurchase Program did not obligate the Company to acquire any particular number of shares. The Share Repurchase Program was terminated on March 31, 2025.

For the thirteen weeks ended March 26, 2025, the Company repurchased 159,750 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.8 million. Following completion of these repurchases, less than $0.1 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program at March 26, 2025.

5. LONG-TERM DEBT

On July 27, 2022, the Company entered into a credit agreement (the “2022 Credit Agreement”) among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, to refinance its $150.0 million five-year senior secured revolving credit facility (the “2022 Revolver”).

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 5.65% to 7.75% for the thirteen weeks ended March 26, 2025, and 6.92% to 6.96% for the thirteen weeks ended March 27, 2024.

The 2022 Credit Agreement contains certain customary financial covenants, subject to certain exceptions. The Company was in compliance with the financial covenants as of March 26, 2025.

At March 26, 2025, the Company had $73.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $10.3 million outstanding, and as a result, the Company had $66.7 million in borrowing availability.

Maturities

During the thirteen weeks ended March 26, 2025, the Company borrowed $6.0 million and paid down $4.0 million on the 2022 Revolver. During the thirteen weeks ended March 27, 2024, the Company paid down $4.0 million on the 2022 Revolver. There are no required principal payments prior to maturity of the 2022 Revolver on July 27, 2027.

6. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	March 26, 2025	December 25, 2024
Accrued sales and property taxes	$5,824	$5,349
Gift card liability	4,741	5,100
Loyalty rewards program liability	905	844
Accrued advertising	—	1,194
Accrued legal settlements and professional fees	719	463
Deferred franchise and development fees	539	539
Other	2,721	2,407
Total other accrued expenses and current liabilities	$15,449	$15,896

7. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	March 26, 2025	December 25, 2024
Deferred franchise and development fees	$6,103	$6,191
Other	26	27
Total other noncurrent liabilities	$6,129	$6,218

8. COMMITMENTS AND CONTINGENCIES

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

Purchase Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2032.

At March 26, 2025, the Company’s total estimated commitment to purchase chicken was $19.1 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of March 26, 2025, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.4 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at March 26, 2025 was $2.3 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of March 26, 2025, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended March 26, 2025 and March 27, 2024. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended
	March 26, 2025	March 27, 2024
Numerator:
Net income	$5,481	$5,912
Denominator:
Weighted-average shares outstanding—basic	29,085,836	30,777,769
Weighted-average shares outstanding—diluted	29,337,906	30,937,226
Net income per share—basic	$0.19	$0.19
Net income per share—diluted	$0.19	$0.19
Anti-dilutive securities not considered in diluted EPS calculation	806,534	840,830

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended
	March 26, 2025	March 27, 2024
Weighted-average shares outstanding—basic	29,085,836	30,777,769
Dilutive effect of stock options and restricted shares	252,070	159,457
Weighted-average shares outstanding—diluted	29,337,906	30,937,226

10. RELATED PARTY TRANSACTIONS

None.

11. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of March 26, 2025 and December 25, 2024, the revenue allocated to loyalty points that have not been redeemed was $0.9 million and $0.8 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

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

Franchise and franchise advertising fee revenue

Franchise revenue consists of franchise royalties, initial franchise fees, license fees due from franchisees, IT support services, and rental income for subleases to franchisees. Franchise advertising fee revenue consists of advertising contributions received from franchisees. These revenue streams are made up of the following performance obligations:

●	Franchise license - inclusive of advertising services, development agreements, training, access to restaurant development plans and help desk services;
●	Discounted renewal option; and
●	Hardware services.

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

The Company purchases hardware, such as scanners, printers, cash registers, kiosks, and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of March 26, 2025, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

The following table presents the Company’s revenues disaggregated by geographic market:

	March 26, 2025	March 27, 2024
Greater Los Angeles area market	71.6%	71.5%
Other markets	28.4%	28.5%
Total	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the thirteen weeks ended March 26, 2025 and March 27, 2024 (in thousands):

December 25, 2024	$6,730
Revenue recognized - beginning balance	(154)
Additional contract liability	66
March 26, 2025	$6,642

December 27, 2023	$6,997
Revenue recognized - beginning balance	(158)
Additional contract liability	80
March 27, 2024	$6,919

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

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of March 26, 2025 (in thousands):

Franchise revenues:
2025	$401
2026	529
2027	520
2028	493
2029	462
Thereafter	4,237
Total	$6,642

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	March 26, 2025	December 25, 2024
Loyalty rewards liability, beginning balance	$844	$687
Revenue deferred	587	2,181
Revenue recognized	(526)	(2,024)
Loyalty rewards liability, ending balance	$905	$844

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of March 26, 2025 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	March 26, 2025	December 25, 2024
Gift card liability	$4,741	$5,100

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended
	March 26, 2025	March 27, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$375	$362

Contract Costs

The Company does not currently incur costs to obtain or fulfill a contract that would be considered contract assets under Topic 606.

12. LEASES

Nature of Leases

The Company’s operations utilize property, facilities, equipment and vehicles leased from others. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842.

As of March 26, 2025, the Company had one lease that it had entered into, but had not yet commenced.

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

During the thirteen weeks ended March 26, 2025, the Company reassessed the lease terms on two restaurants, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $1.4 million of ROU asset and lease liabilities for the thirteen weeks ended March 26, 2025, which were recognized and will be amortized over the new lease term. During the thirteen weeks ended March 27, 2024, the Company reassessed the lease terms on eight restaurants due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew. This reassessment resulted in an additional $5.9 million of ROU asset and lease liabilities for the thirteen weeks ended March 27, 2024, which were recognized and will be amortized over the new lease term. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During both the thirteen weeks ended March 26, 2025 and March 27, 2024, the Company did not record any non-cash impairment charges. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment and ROU Assets” for additional information.

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

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	March 26, 2025			March 27, 2024
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$19	$30	$49	$18	$1	$19
Interest on lease liabilities	9	5	14	11	4	15
Operating lease cost:
Fixed rent cost	7,184	103	7,287	7,028	103	7,131
Short-term lease cost	—	28	28	—	1	1
Variable lease cost	139	334	473	133	347	480
Sublease income	(1,715)	—	(1,715)	(1,779)	—	(1,779)
Total lease cost	$5,636	$500	$6,136	$5,411	$456	$5,867

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	March 26, 2025	March 27, 2024
Lease cost – Occupancy and other operating expenses	$5,965	$5,715
Lease cost – General & administrative	108	118
Lease cost – Depreciation and amortization	49	19
Lease cost – Interest expense	14	15
Total lease cost	$6,136	$5,867

During the thirteen weeks ended March 26, 2025 and March 27, 2024, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	March 26, 2025			March 27, 2024
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$7,246	$93	$7,339	$7,000	$20	$7,020
Financing cash flows used for finance leases	$23	$34	$57	$23	$25	$48

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$1,414	$—	$1,414	$5,860	$488	$6,348
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$148	$148

Other Information
Weighted-average remaining years in lease term—finance leases	15.63	3.08		16.63	3.08
Weighted-average remaining years in lease term—operating leases	9.99	3.54		10.39	4.18
Weighted-average discount rate—finance leases	2.57%	6.66%		2.57%	6.25%
Weighted-average discount rate—operating leases	5.32%	6.84%		5.11%	6.37%

Information regarding the Company’s minimum future lease obligations as of March 26, 2025 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 31, 2025	$167	$22,017	$3,740
December 30, 2026	191	28,377	4,814
December 29, 2027	180	27,067	4,762
December 27, 2028	134	25,143	4,473
December 26, 2029	118	22,049	3,829
Thereafter	1,274	119,789	23,110
Total	$2,064	$244,442	$44,728
Less: imputed interest (2.57% - 6.84%)	(354)	(57,611)
Present value of lease obligations	1,710	186,831
Less: current maturities	(183)	(22,148)
Noncurrent portion	$1,527	$164,683

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

The Company received $0.1 million of lease income from company-owned locations for both the thirteen weeks ended March 26, 2025 and March 27, 2024.

13. SHAREHOLDER RIGHTS AGREEMENT

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

On August 4, 2024, the Board approved and entered into an Amendment (the “Amendment”) to the Rights Agreement (together with the Agreement, the “Amended Rights Agreement”). Pursuant to the Amendment, the expiration date of the Rights has been extended until 11:59 p.m., Pacific Time, on the date that the votes of the stockholders of the Company with respect to the Company’s next annual meeting of stockholders are certified in 2025, unless stockholders approve the further extension of the Amended Rights Agreement beyond that date.

The Rights Agreement was initially adopted in August 2023 (as initially adopted, the “Rights Agreement”) in response to a rapid and significant accumulation of Company stock by Biglari Capital Corp. (together with its affiliates, “Biglari Capital”). In adopting the original Rights Agreement, the Board noted that Biglari Capital has a track record of acquiring substantial and sometimes controlling interests in public restaurant companies. Since that time, members of the Board and leadership team met with Biglari Capital on multiple occasions. In approving the Amendment to extend the Rights Agreement, the Board considered, among other things, that during a meeting, a representative of Biglari Capital stated a desire to make substantial additional share accumulations in the public market if the Board terminated the Rights Agreement or allowed it to expire at the end of its initial term in August 2024.

The Amendment also amended the Rights Agreement to increase the Beneficial Ownership (as defined in the Amended Rights Agreement) triggering threshold for being deemed an Acquiring Person (as defined below), unless one of the enumerated exceptions is applicable, from 12.5% to 15.0%. In all other respects, the terms of the Rights Agreement remain unmodified and in full force and effect.

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

14. SEGMENT REPORTING

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

The Company derives revenue from three primary sources: (1) company-operated restaurant revenue, (2) franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and (3) franchise advertising fee revenue. All significant revenues relate to retail sales of food and beverages through either company-operated or franchised restaurants.

The Company determined that it has one operating segment and one reportable segment which is reflected in the Company’s current organizational and management structure. The accounting policies of the segment are the same as those described in Note 1 “Basis of Presentation and Summary of Accounting Policies”.

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

The table below is a summary of the segment net income, including significant segment expenses for the thirteen weeks ended March 26, 2025 and March 27, 2024 (in thousands):

	Thirteen Weeks Ended
	March 26, 2025	March 27, 2024
Total revenue	$119,177	$116,153
Less:
Food and paper costs	(24,739)	(25,619)
Labor and related expenses	(32,179)	(30,580)
General and administrative expenses	(11,263)	(11,925)
Franchise expenses	(12,442)	(10,602)

Occupancy expenses	(7,929)	(7,515)
Other operating expenses(1)	(17,744)	(16,350)
Depreciation and amortization	(3,887)	(3,851)
Other segment expenses(2)	(22)	(32)
Total operating expenses	(110,205)	(106,474)
Income from operations	8,972	9,679
Interest expenses, net	(1,176)	(1,564)
Provision for income taxes	(2,315)	(2,203)
Total segment net income	$5,481	$5,912

(1)	Other operating expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, delivery service provider fees, restaurant supplies and other restaurant operating costs.
(2)	Other segment expenses include loss on disposal of assets, gain on recovery of insurance proceeds, property, equipment and expenses and impairment and closed-store reserves.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, and declines in median income growth, consumer confidence and consumer discretionary spending, among other conditions;
●	our ability to attract, develop, assimilate and retain employees;
●	our vulnerability to changes in political and economic conditions and consumer preferences;
●	our vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken, labor, construction and utilities;
●	the impacts of the uncertainty regarding pandemics, epidemics or infectious disease outbreaks (such as the COVID-19 pandemic) on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to operate their individual restaurants without disruption;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness;
●	dependence on frequent and timely deliveries of food and supplies;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	changes in trade policies, tariff and import regulations by the United States and other countries from which we source some of our produce, packaging, and other items;
●	our limited control over our franchisees and potential deterioration of our relations with existing or potential franchisees;
●	potential exposure to unexpected costs and losses from our self-insurance programs;
●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	our ability to achieve our social and environmental sustainability goals;

●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches on our ability to protect our customers’ payment method data or personal information;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	adverse changes in the economic environment, including inflation and increased labor and supply costs, which may affect our franchisees, with adverse consequences to us;
●	the impact of federal, state and local labors laws governing our relationships with our employees, including minimum wage laws, minimum standards for fast food workers or other similar laws;
●	risks related to government regulation and litigation, including employment and labor laws;
●	the impact of any liabilities arising from environmental laws;
●	fluctuations in our quarterly operating results due to seasonality and other factors;
●	any future offerings of debt or equity securities that may impact the market price of our common stock;
●	the possibility that Delaware law, our organizational documents, our shareholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover;
●	the impact of shareholder activism on our expenses, business and stock price; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 25, 2024, which filings are available online at www.sec.gov.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to make and serve food that is both “better for you” and flavorful. Our distinctive menu features our signature product, citrus-marinated fire-grilled chicken, served in a variety of Mexican-inspired entrees, such as burritos and tostadas, healthier options, such as salads, and chicken meals, all available in a variety of sizes to feed individuals and larger groups. Our entrees include favorites such as our Guacamole Chicken Burrito, Double Chicken Tostada, Crunchy Chicken Taco, and the Original Pollo Bowl®. Our famous Creamy Cilantro dressing and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu with “better for you” and more affordable healthier alternatives appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner.

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law in California, which repealed and replaced the Fast Food Accountability and Standards Recovery Act (“FAST Act”) on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide increased to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 has limited power to approve annual wage increases until 2029. Under AB 1228, the Fast Food Council also retains the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we experienced an increase in our labor and regulatory compliance costs in fiscal 2024 and the first quarter of fiscal 2025. Although we have been able to substantially offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements, we expect these cost pressures to continue into 2025 and we may not be able to offset cost increases in the future.

Additionally, we are impacted by macroeconomic challenges, such as inflationary pressures and changes in trade policies, that have in the past, and may continue in the future, to affect our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue into the remainder of fiscal 2025 and we may not be able to offset cost increases in the future.

Increased tariff duties on goods imported into the United States may have an adverse effect on our Company. Certain of the produce, packaging materials, and other items procured by our Company are sourced from outside the United States, including from Canada, Mexico and Asia. Currently, many goods imported from countries other than Canada and Mexico are subject to a 10% tariff increase in addition to the base tariff rate, with the exception of Chinese-origin goods, which can be subject to additional tariff duties up to 145%. Certain goods from Canada and Mexico that are not USMCA-compliant can be subject to a 25% tariff rate. While we are still evaluating the potential impacts of increased tariff rates, as well as our ability to mitigate any such related impacts, we anticipate that these tariff actions will adversely impact our revenue and cost of goods sold in the United States. Any new or increased import duties, tariffs, or taxes, or other changes in U.S. trade or tax policy could result in further increases to our food and supplies costs that would adversely impact our financial results.

Seasonality

Seasonal factors, including weather and the timing of holidays cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators, such as company-operated restaurant revenue and comparable restaurant sales, may fluctuate.

Growth Strategies and Outlook

As of March 26, 2025, we had 499 locations in seven states. In fiscal 2024, we opened two new company-operated restaurants in Nevada, and our franchisees opened two new restaurants, one in California and one in Texas. Additionally, we completed the sale of one restaurants within California to existing franchisees during fiscal 2024. For the thirteen weeks ended March 26, 2025, our franchisees opened two new restaurants and closed one restaurant in both cases in California. Additionally, during the thirteen weeks ended March 26, 2025, we completed the acquisition of one restaurant in California from an existing franchisee. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following five key strategies:

●	Brand That Wins;
●	Hospitality Mindset;
●	Digital First;
●	Winning Unit Economics; and
●	Drive Unit Growth Again with National Expansion.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Revenue Overview

For the thirteen weeks ended March 26, 2025, our total revenue was $119.2 million. For the thirteen weeks ended March 26, 2025, our company-operated restaurant revenue was $98.4 million, and our franchise and franchise advertising fee revenue was $20.8 million.

Comparable Restaurant Sales

For the thirteen weeks ended March 26, 2025, system-wide comparable restaurant sales decreased by 0.6% from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen weeks ended March 26, 2025 increased by 0.6%. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 4.6% increase in average check size, partially offset by a 3.8% decrease in transactions. For franchised restaurants, comparable restaurant sales decreased 1.3% for the thirteen weeks ended March 26, 2025. Refer to “Comparable Restaurant Sales” definition in the section titled “Key Performance Indicators” below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended March 26, 2025, were as follows:

	Thirteen Weeks Ended	Fiscal Year Ended
	March 26, 2025	2024	2023	2022
Company-operated restaurant activity(1):
Beginning of period	173	172	188	189
Openings	—	2	2	4
Restaurant sale to Company	1	—	—	—
Restaurant sale to franchisee	—	(1)	(18)	(3)
Closures	—	—	—	(2)
Restaurants at end of period	174	173	172	188
Franchised restaurant activity:
Beginning of period	325	323	302	291
Openings	2	2	3	9
Restaurant sale to Company	(1)	—	—	—
Restaurant sale to franchisee	—	1	18	3
Closures	(1)	(1)	—	(1)
Restaurants at end of period	325	325	323	302
System-wide restaurant activity:
Beginning of period	498	495	490	480
Openings	2	4	5	13
Closures	(1)	(1)	—	(3)
Restaurants at end of period	499	498	495	490
(1)	Our restaurant count above includes 499 domestic restaurants and excludes the eight licensed restaurants in the Philippines, as well as the two previously licensed restaurants in the Philippines that were closed during the thirteen weeks ended March 26, 2025.

Restaurant Remodeling

During the thirteen weeks ended March 26, 2025, we completed a total of four company-operated restaurant and franchise remodels. Considering our efforts to finalize our new prototype design, we currently expect to complete 60-70 company-operated restaurant and franchise remodels for the remainder of fiscal 2025. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is $0.3 million to $0.4 million per restaurant.

Loco Rewards

Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more often each month. Customers earn points for each dollar spent, and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty point’s terms.

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of March 26, 2025 and December 25, 2024, the revenue allocated to loyalty points that had not been redeemed was $0.9 million and $0.8 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 4.4 million loyalty program members as of March 26, 2025.

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

Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that our critical accounting policies and estimates involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2024.

There have been no material changes to our critical accounting policies or uses of estimates since our Annual Report on Form 10-K for the year ended December 25, 2024.

Key Financial Definitions

Revenue

Our revenue is derived from three primary sources: company-operated restaurant revenue, franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and franchise advertising fee revenue. See Note 11, “Revenue from Contracts with Customers” in the Notes to Condensed Consolidated Financial Statements above for further details regarding our revenue recognition policy.

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

Occupancy Costs and Other Operating Expenses

Occupancy costs include rent, common area maintenance (“CAM”), and real estate taxes. Other restaurant operating expenses include the costs of utilities, advertising, credit card processing fees, delivery service provide fees, restaurant supplies, repairs and maintenance, and other restaurant operating costs.

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

Comparison of Results of Operations

Our operating results for the thirteen weeks ended March 26, 2025 and March 27, 2024 are expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, and are compared in the tables below.

	Thirteen Weeks Ended
	March 26, 2025		March 27, 2024		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$98,365	82.5	$97,153	83.6	$1,212	1.2
Franchise revenue	13,183	11.1	11,348	9.8	1,835	16.2
Franchise advertising fee revenue	7,629	6.4	7,652	6.6	(23)	(0.3)
Total revenue	119,177	100.0	116,153	100.0	3,024	2.6
Cost of operations
Food and paper costs(1)	24,739	25.2	25,619	26.4	(880)	(3.4)
Labor and related expenses(1)	32,179	32.7	30,580	31.5	1,599	5.2
Occupancy and other operating expenses(1)	25,673	26.1	23,865	24.6	1,808	7.6
Company restaurant expenses(1)	82,591	84.0	80,064	82.5	2,527	3.2
General and administrative expenses	11,263	9.5	11,925	10.3	(662)	(5.6)
Franchise expenses	12,442	10.4	10,602	9.1	1,840	17.4
Depreciation and amortization	3,887	3.3	3,851	3.3	36	0.9
Loss on disposal of assets	11	0.0	41	0.0	(30)	(73.2)
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(41)	(0.0)	41	(100.0)
Impairment and closed-store reserves	11	0.0	32	0.0	(21)	(65.6)
Total expenses	110,205	92.5	106,474	91.7	3,731	3.5
Income from operations	8,972	7.5	9,679	8.3	(707)	(7.3)
Interest expense, net of interest income	1,176	1.0	1,564	1.3	(388)	(24.8)
Income before provision for income taxes	7,796	6.5	8,115	7.0	(319)	(3.9)
Provision for income taxes	2,315	1.9	2,203	1.9	112	5.1
Net income	$5,481	4.6	$5,912	5.1	$(431)	(7.3)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended March 26, 2025, company-operated restaurant revenue increased $1.2 million, or 1.2%, from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to an increase in company-operated comparable restaurant revenue of $0.6 million, or 0.6% as well as $0.9 million of additional sales from the opening of two restaurants during or after the first quarter of 2024. This company-operated restaurant revenue increase was partially offset by a $0.4 million decrease related to the one company-operated restaurant sold by us to our existing franchisee during or subsequent to the first quarter of 2024. The company-operated comparable restaurant sales increase consisted of a 4.6% increase in average check size due to increases in menu prices, partially offset by a 3.8% decrease in transactions.

Franchise Revenue

For the quarter ended March 26, 2025, franchise revenue increased $1.8 million, or 16.2%, from the comparable period in the prior year. This increase was primarily due to the franchisee IT pass through revenue related to the franchisee rollout of the new Point of Sale (POS) system which is offset by a corresponding expense in franchise expenses. In addition, the increase in franchise revenue was due to the four franchise-operated restaurant openings during or subsequent to the first quarter of 2024. The increase in franchise revenue was partially offset by a franchise comparable restaurant sales decrease of 1.3%.

Franchise Advertising Fee Revenue

For the quarter ended March 26, 2025, franchise advertising fee revenue decreased less than $0.1 million, or 0.3%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the fluctuations for the quarter were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended March 26, 2025, food and paper costs decreased $0.9 million, or 3.4%, from the comparable period in the prior year. The decrease in food and paper costs for the quarter was primarily due to a lower number of transactions combined with cost management initiatives, partially offset by commodity inflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 25.2%, down from 26.4% in the comparable period of the prior year. The percentage change for the quarter was primarily due to an increase in menu pricing combined with cost management initiatives, partially offset by commodity inflation.

Labor and Related Expenses

For the quarter ended March 26, 2025, labor and related expenses increased $1.6 million, or 5.2%, from the comparable period in the prior year. The increase in labor and related expenses for the quarter was primarily due to a $2.8 million increase in wage rates during fiscal 2025 as a result of legislative increases in the California state minimum wage, which became effective April 1, 2024, and a $0.2 million increase in other labor related expenses primarily related to training. The increase in labor and related expenses for the quarter was partially offset by a $1.5 million reduction in costs related to improved labor efficiencies.

For the quarter ended March 26, 2025, labor and related expenses as a percentage of company-operated restaurant revenue were 32.7%, up from 31.5% in the comparable period in the prior year. The percentage change for the quarter was driven by the higher wage rates, partially offset by higher menu prices and improved labor efficiencies.

Occupancy and Other Operating Expenses

For the quarter ended March 26, 2025, occupancy and other operating expenses increased $1.8 million, or 7.6%, from the comparable period in the prior year. The increase was primarily due to a $1.8 million increase in occupancy, utilities, marketplace delivery fees, software maintenance, general liability insurance, and other operating expenses.

For the quarter ended March 26, 2025, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 26.1%, up from 24.6% in the comparable period in the prior year. The increases resulted from the cost increases highlighted above.

General and Administrative Expenses

For the quarter ended March 26, 2025, general and administrative expenses decreased $0.7 million, or 5.6%, from the comparable period in the prior year. The decrease for the quarter was primarily due to a $1.2 million decrease in restructuring and executive transition cost and a $0.6 million received from a legal settlement, net of legal expenses. The general and administrative expenses decrease was partially offset by a $0.6 million in legal and professional fee costs related to shareholder activism and a $0.5 million increase in other general and administrative expenses.

For the quarter ended March 26, 2025, general and administrative expenses as a percentage of total revenue were 9.5%, down from 10.3% in the comparable period of the prior year. The percentage decrease is primarily due to the cost decreases discussed above.

Franchise Expenses

For the quarter ended March 26, 2025, franchise expenses increased $1.8 million, or 17.4%, from the comparable period in the prior year. The increase was due to the $1.8 million in IT pass through expense primarily due to the franchisees rolling out the new POS system.

Impairment and Closed-Store Reserves

During the thirteen weeks ended March 26, 2025 and March 27, 2024, we did not record any non-cash impairment charges. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During both the thirteen weeks ended March 26, 2025 and March 27, 2024, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter ended March 26, 2025, interest expense, net, decreased $0.4 million from the comparable period in the prior year. The decrease in interest expense was primarily related to the lower interest rates in the fiscal 2025 and lower outstanding balances on our 2022 Revolver (as defined below) versus the comparable periods in the prior year.

Income Tax Receivable Agreement

On May 29, 2024, we terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $398,896. As of March 26, 2025, there was no remaining obligation owed on our condensed consolidated balance sheets.

Provision for Income Taxes

For the quarter ended March 26, 2025, we recorded an income tax provision of $2.3 million, reflecting an estimated effective tax rate of 29.7%. For the quarter ended March 27, 2024, we recorded an income tax provision of $2.2 million, reflecting an estimated effective tax rate of approximately 27.1%.

The difference between the 21.0% statutory rate and our effective tax rate of 29.7% for the quarter ended March 26, 2025 is primarily a result of state taxes and the impact of non-tax deductible executive compensation expense, partially offset by a Work Opportunity Tax Credit benefit.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with GAAP. System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our condensed consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration. System-wide sales does not include the 8 licensed stores in the Philippines. Two licensed restaurants in the Philippines were closed during the thirteen weeks ended March 26, 2025.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue (in thousands):

	Thirteen Weeks
	March 26, 2025	March 27, 2024
Company-operated restaurant revenue	$98,365	$97,153
Franchise revenue	13,183	11,348
Franchise advertising fee revenue	7,629	7,652
Total Revenue	119,177	116,153
Franchise revenue	(13,183)	(11,348)
Franchise advertising fee revenue	(7,629)	(7,652)
Sales from franchised restaurants	171,088	170,737
System-wide sales	$269,453	$267,890

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At March 26, 2025 and March 27, 2024, there were 484 and 478 comparable restaurants, 170 and 168 company-operated restaurants, and 314 and 310 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	March 26, 2025	March 27, 2024
Restaurant contribution:
Income from operations	$8,972	$9,679
Add (less):
General and administrative expenses	11,263	11,925
Franchise expenses	12,442	10,602
Depreciation and amortization	3,887	3,851
Loss on disposal of assets	11	41
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(41)
Franchise revenue	(13,183)	(11,348)
Franchise advertising fee revenue	(7,629)	(7,652)
Impairment and closed-store reserves	11	32
Restaurant contribution	$15,774	$17,089

Company-operated restaurant revenue:
Total revenue	$119,177	$116,153
Less:
Franchise revenue	(13,183)	(11,348)
Franchise advertising fee revenue	(7,629)	(7,652)
Company-operated restaurant revenue	$98,365	$97,153

Restaurant contribution margin (%)	16.0%	17.6%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Amounts in thousands)	March 26, 2025	March 27, 2024
Net income	$5,481	$5,912
Non-GAAP adjustments:
Provision for income taxes	2,315	2,203
Interest expense, net of interest income	1,176	1,564
Depreciation and amortization	3,887	3,851
EBITDA	$12,859	$13,530
Stock-based compensation expense (a)	1,047	920
Loss on disposal of assets (b)	11	41
Impairment and closed-store reserves (c)	11	32
Legal settlements (d)	(619)	—
Special legal and professional fees expense (e)	615	—
Gain on recovery of insurance proceeds (f)	—	(41)
Executive transition costs (g)	—	643
Restructuring charges (h)	—	551
Pre-opening costs (i)	1	23
Adjusted EBITDA	$13,925	$15,699
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss or gain on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closing restaurants. During both the thirteen weeks ended March 26, 2025 and March 27, 2024, we did not record any non-cash impairment charges.

During both the thirteen weeks ended March 26, 2025 and March 27, 2024, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	Includes $0.6 million received from legal settlement, net of legal expenses.
(e)	Consists of legal and professional costs related to shareholder activism and related matters.
(f)	During the thirteen weeks ended March 27, 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the thirteen weeks ended March 27, 2024, as a reduction of company restaurant expenses.
(g)	Includes costs associated with the transition of our former CEO, such as severance, executive recruiting costs and stock-based compensation costs.
(h)	On March 8, 2024, we made the decision to eliminate and restructure certain positions in the organization, which resulted in one-time costs of approximately $0.6 million.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2022 Revolver (as defined below). Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), legal defense costs, lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months and beyond from the issuance of the condensed consolidated financial statements.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
(Amounts in thousands)	March 26, 2025	March 27, 2024
Net cash provided by (used in)
Operating activities	$4,735	$11,163
Investing activities	(3,389)	(4,121)
Financing activities	493	(5,209)
Net decrease in cash	$1,839	$1,833

Operating Activities

For the thirteen weeks ended March 26, 2025, net cash from operating activities decreased by approximately $6.4 million from the comparable period of the prior year. This change was due to unfavorable working capital fluctuations and lower profitability compared to the same period in the prior year.

Investing Activities

For the thirteen weeks ended March 26, 2025, net cash used in investing activities increased by $0.7 million from the comparable period of the prior year. This change was primarily due to an increase in purchase of property and equipment mostly related to restaurant remodeling during the thirteen weeks ended March 26, 2025 when compared to the prior quarter.

Financing Activities

For the thirteen weeks ended March 26, 2025, net cash used in financing activities changed by $5.7 million from the comparable period of the prior year. The change was primarily due to repurchases of shares of our common stock of $1.8 million during the thirteen weeks ended March 26, 2025 compared to repurchases of shares of our common stock of $1.2 million during the thirteen weeks ended March 27, 2024. The change was offset by a $2.0 million in net borrowings on the 2022 Revolver during the thirteen weeks ended March 26, 2025 compared to a $4.0 million in payments during the thirteen weeks ended March 27, 2024.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 5.65% to 7.75% for the thirteen weeks ended March 26, 2025, and 6.92% to 6.96% for the thirteen weeks ended March 27, 2024.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of March 26, 2025.

At March 26, 2025, we had $73.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $10.3 million outstanding, and as a result, we had $66.7 million in borrowing availability.

See Note 5, “Long-term debt” in the “Notes to Condensed Consolidated Financial Statements” for additional information.

Material Cash Requirements

Our material cash requirements as of March 26, 2025 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2024. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) purchasing commitments for chicken, (iv) restaurant finance lease payments, and (v) capital expenditures.

Share Repurchases

Share Repurchase Program

On November 2, 2023, we announced that our Board of Directors approved a share repurchase program (“Share Repurchase Program”) under which we were authorized to repurchase up to $20,000,000 of shares of our common stock. Under the Share Repurchase Program, we were permitted to repurchase our common stock from time to time, in amounts and at prices that we deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, we were authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The Share Repurchase Program did not obligate us to acquire any particular number of shares. The Share Repurchase Program was terminated on March 31, 2025.

For the thirteen weeks ended March 26, 2025, we repurchased 159,750 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.8 million. Following completion of these repurchases, approximately less than $0.1 million of our common stock remained available for repurchase under the Share Repurchase Program at March 26, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of March 26, 2025, we had outstanding borrowings of $73.0 million under our 2022 Revolver, $10.3 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.

During the thirteen weeks ended March 26, 2025, we borrowed $6.0 million and paid down $4.0 million on our 2022 Revolver and the outstanding balance as of March 26, 2025 was $73.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of March 26, 2025.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended March 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are involved in various claims such as wage and hour and other legal actions that arise in the ordinary course of business, but neither we nor our subsidiaries are party to any material legal proceedings. See Note 8, “Commitments and Contingencies—Legal Matters” in the “Notes to Condensed Consolidated Financial Statements” for additional information.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2024 filed with the SEC on March 7, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 2, 2023, we announced that our Board of Directors approved a share repurchase program (“Share Repurchase Program”) under which we were authorized to repurchase up to $20,000,000 of shares of our common stock. See Note 4, “Stock Based Compensation-Share Repurchase Program” in the “Notes to Condensed Consolidated Financial Statements” for additional information.

For the thirteen weeks ended March 26, 2025, we repurchased 159,750 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.8 million. Following completion of these repurchases, approximately less than $0.1 million of our common stock remained available for repurchase under the Share Repurchase Program at March 26, 2025. The Share Repurchase Program was terminated on March 31, 2025.

The following table summarizes our repurchases of common stock in the quarterly period ended March 26, 2025, which occurred pursuant to our Share Repurchase Program (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
December 26, 2024 to January 22, 2025	40,500		$11.43	40,500	$1,378
January 23, 2025 to February 19, 2025	44,750		$12.02	44,750	$840
February 20, 2025 to March 26, 2025	84,109		$10.75	74,500	$37
Total	169,359	(1)		159,750

(1) Consists of (a) 159,750 shares repurchased by us pursuant to the Share Repurchase Program and (b) 9,609 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 26, 2025, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	6/3/2024	001-36556

3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556

3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	2/2/2024	001-36556

4.1	Rights Agreement, dated as of August 8, 2023, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/9/2023	001-36556

4.2	Amendment No. 1 to Rights Agreement, dated as of August 4, 2024, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/5/2024	001-36556

10.1	Form of Stock Option Awards Agreement under 2025 Equity Incentive Plan	X

10.2	Form of Stock Option Awards Agreement under 2025 Equity Incentive Plan (Non-Director Officers)	X

10.3	Form of Restricted Stock Agreement under 2025 Equity Incentive Plan	X

10.4	Form of Restricted Stock Agreement under 2025 Equity Incentive Plan (Non-Director Officers)	X

10.5	Form of Performance Stock Agreement under 2025 Equity Incentive Plan	X

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: May 2, 2025	/s/ Elizabeth Williams
Elizabeth Williams
Chief Executive Officer
(duly authorized officer)
Date: May 2, 2025	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial officer)