Form 10-Q
period 2025-06-25
El Pollo Loco Holdings, Inc.
filed 2025-08-01
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2025

or

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

As of July 25, 2025, there were 29,995,453 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	June 25,	December 25,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$8,989	$2,484
Accounts and other receivables, net	11,994	9,471
Inventories	1,728	1,938
Prepaid expenses and other current assets	3,669	5,509
Income tax receivable	439	493
Total current assets	26,819	19,895
Property and equipment, net	86,826	86,149
Property and equipment held under finance lease, net	1,402	1,499
Property and equipment held under operating leases, net ("ROU asset")	167,928	170,494
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	—	336
Other assets	3,240	3,079
Total assets	$596,777	$592,014
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$174	$170
Current portion of obligations under operating leases	22,427	19,738
Accounts payable	15,330	12,087
Accrued salaries and vacation	12,319	13,926
Accrued insurance	11,331	11,417
Accrued income taxes payable	—	2,105
Accrued interest	302	319
Other accrued expenses and current liabilities	14,893	15,896
Total current liabilities	76,776	75,658
Revolver loan	69,000	71,000
Obligations under finance leases, net of current portion	1,493	1,583
Obligations under operating leases, net of current portion	165,222	170,529
Deferred tax liabilities, net	3,949	6,357
Other noncurrent liabilities	6,159	6,218
Total liabilities	322,599	331,345
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 30,008,692 and 29,839,721 shares issued and outstanding as of June 25, 2025 and December 25, 2024, respectively	299	298
Additional paid-in-capital	244,223	241,462
Retained earnings	29,656	18,909
Total stockholders’ equity	274,178	260,669
Total liabilities and stockholders’ equity	$596,777	$592,014

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Revenue
Company-operated restaurant revenue	$104,318	$102,307	$202,683	$199,460
Franchise revenue	13,372	11,651	26,555	22,999
Franchise advertising fee revenue	8,144	8,218	15,773	15,870
Total revenue	125,834	122,176	245,011	238,329
Cost of operations
Food and paper cost	25,496	25,731	50,235	51,350
Labor and related expenses	32,155	32,868	64,334	63,448
Occupancy and other operating expenses	26,741	24,656	52,414	48,521
Company restaurant expenses	84,392	83,255	166,983	163,319
General and administrative expenses	13,532	11,787	24,795	23,712
Franchise expenses	12,627	10,871	25,069	21,473
Depreciation and amortization	3,929	3,870	7,816	7,721
Loss on disposal of assets	43	63	54	104
Gain on recovery of insurance proceeds, net	—	—	—	(41)
Loss on disposition of restaurants	—	7	—	7
Impairment and closed-store reserves	6	5	17	37
Total expenses	114,529	109,858	224,734	216,332
Income from operations	11,305	12,318	20,277	21,997
Interest expense, net	1,207	1,527	2,383	3,091
Income before provision for income taxes	10,098	10,791	17,894	18,906
Provision for income taxes	2,991	3,158	5,306	5,361
Net income	$7,107	$7,633	$12,588	$13,545
Net income per share
Basic	$0.24	$0.25	$0.43	$0.44
Diluted	$0.24	$0.25	$0.43	$0.44
Weighted-average shares used in computing net income per share
Basic	29,097,871	30,240,170	29,092,409	30,508,970
Diluted	29,272,394	30,378,048	29,314,443	30,661,830

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended June 25, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, March 26, 2025	30,059,485	$300	$242,830	$22,571	$265,701
Stock-based compensation	—	—	1,700	—	1,700
Issuance of common stock related to restricted shares	28,847	—	—	—	—
Issuance of common stock upon exercise of stock options, net	2,880	—	26	—	26
Shares repurchased for employee tax withholdings	(34,621)	—	(334)	—	(334)
Repurchase of common stock	(3,479)	—	—	(36)	(36)
Repurchase of common stock - excise tax	—	—	—	14	14
Forfeiture of common stock related to restricted shares	(44,420)	(1)	1	—	—
Net income	—	—	—	7,107	7,107
Balance, June 25, 2025	30,008,692	$299	$244,223	$29,656	$274,178

	Thirteen Weeks Ended June 26, 2024

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, March 27, 2024	31,179,519	$312	$236,103	$19,874	$256,289
Stock-based compensation	—	—	897	—	897
Issuance of common stock related to restricted shares	493,496	5	(5)	—	—
Issuance of common stock upon exercise of stock options, net	110,375	1	1,056	—	1,057
Shares repurchased for employee tax withholdings	(14,294)	—	(148)	—	(148)
Repurchase of common stock	(1,737,786)	(18)	(16,986)	—	(17,004)
Repurchase of common stock - excise tax	—	—	(146)	—	(146)
Forfeiture of common stock related to restricted shares	(42,539)	(1)	1	—	—
Net income	—	—	—	7,633	7,633
Balance, June 26, 2024	29,988,771	$299	$220,772	$27,507	$248,578

	Twenty-Six Weeks Ended June 25, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 25, 2024	29,839,721	$298	$241,462	$18,909	$260,669
Stock-based compensation	—	—	2,747	—	2,747
Issuance of common stock related to restricted shares	398,726	4	(4)	—	—
Issuance of common stock upon exercise of stock options, net	45,616	—	452	—	452
Shares repurchased for employee tax withholdings	(44,230)	—	(435)	—	(435)
Repurchase of common stock	(163,229)	(2)	—	(1,841)	(1,843)
Repurchase of common stock - excise tax	—	—	—	—	—
Forfeiture of common stock related to restricted shares	(67,912)	(1)	1	—	—
Net income	—	—	—	12,588	12,588
Balance, June 25, 2025	30,008,692	$299	$244,223	$29,656	$274,178

	Twenty-Six Weeks Ended June 26, 2024

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 27, 2023	31,353,223	$313	$236,421	$13,962	$250,696
Stock-based compensation	—	—	1,817	—	1,817
Issuance of common stock related to restricted shares	493,496	5	(5)	—	—
Issuance of common stock upon exercise of stock options, net	110,380	1	1,056	—	1,057
Shares repurchased for employee tax withholdings	(14,294)	—	(148)	—	(148)
Repurchase of common stock	(1,874,186)	(19)	(18,212)	—	(18,231)
Repurchase of common stock - excise tax	—	—	(158)	—	(158)
Forfeiture of common stock related to restricted shares	(79,848)	(1)	1	—	—
Net income	—	—	—	13,545	13,545
Balance, June 26, 2024	29,988,771	$299	$220,772	$27,507	$248,578

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024
Cash flows from operating activities:
Net income	$12,588	$13,545
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	7,816	7,721
Stock-based compensation expense	2,747	1,817
Loss on disposition of restaurants	—	7
Loss on disposal of assets	54	104
Gain on recovery of insurance proceeds, net	—	(41)
Amortization of deferred financing costs	96	96
Deferred income taxes, net	(2,072)	198
Changes in operating assets and liabilities:
Accounts and other receivables	(2,523)	22
Inventories	210	169
Prepaid expenses and other current assets	1,840	2,116
Income taxes receivable/payable	(2,051)	86
Operating lease assets	9,651	9,599
Other assets	(257)	(134)
Accounts payable	3,895	259
Accrued salaries and vacation	(1,607)	2,450
Accrued insurance	(86)	99
Payment related to tax receivable agreement	—	(399)
Operating lease liabilities	(9,703)	(9,362)
Other accrued expenses and liabilities	(1,726)	(235)
Net cash flows provided by operating activities	18,872	28,117
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	100
Proceeds from fire insurance for property and equipment	—	41
Purchase of property and equipment	(8,427)	(10,687)
Net cash flows used in investing activities	(8,427)	(10,546)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	8,000	14,000
Payments on revolver and swingline loan	(10,000)	(11,000)
Minimum tax withholdings related to net share settlements	(435)	(148)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	452	1,057
Payment of obligations under finance leases	(114)	(101)
Repurchases of common stock	(1,843)	(18,202)
Net cash flows used in financing activities	(3,940)	(14,394)
Increase in cash and cash equivalents	6,505	3,177
Cash and cash equivalents, beginning of period	2,484	7,288
Cash and cash equivalents, end of period	$8,989	$10,465

	Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024
Supplemental cash flow information
Cash paid during the period for interest	$2,316	$3,061
Cash paid during the period for income taxes	$9,921	$4,925
Unpaid purchases of property and equipment	$3,998	$4,351
Unpaid repurchases of common stock and excise tax	$—	$742

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings” or “Company”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At June 25, 2025, the Company operated 174 and franchised 325 El Pollo Loco restaurants in the United States. As of June 25, 2025, the Company licenses eight restaurants in the Philippines. This total reflects the closure of two licensed restaurants during the twenty-six weeks ended June 25, 2025.

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

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At June 25, 2025, the Company’s total debt was $69.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $9.0 million at June 25, 2025, and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Subsequent Events

Subsequent to the quarter-end, the Company paid down an additional $1.0 million net of borrowings on its 2022 Revolver resulting in outstanding borrowings of $68.0 million as of July 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted into law in the United States, which contains a broad range of tax reform provisions. The Company is currently evaluating the provisions of the OBBB Act on its financial position, but does not expect the OBBB Act to have a significant impact to the estimated effective tax rate for fiscal 2025, or the Company’s condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier for which amounts due totaled 17.5% of the Company’s accounts payable at June 25, 2025. The Company had one supplier to whom amounts due totaled 19.7% of the Company’s accounts payable at December 25, 2024. Purchases from the Company’s largest supplier totaled 23.8% and 16.0% of total expenses for the thirteen and twenty-six weeks ended June 25, 2025, respectively, and 24.2% and 24.4% of total expenses for the thirteen and twenty-six weeks ended June 26, 2024, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.7% of total revenue for both the thirteen and twenty-six weeks ended June 25, 2025, and 71.8% and 71.7% of total revenue for the thirteen and twenty-six weeks ended June 26, 2024, respectively.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company reports as one reporting unit. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2024 or the twenty-six weeks ended June 25, 2025.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 25, 2025. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and twenty-six weeks ended June 25, 2025.

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

There were no non-financial instruments measured at fair value on a nonrecurring basis as of and for the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024.

Impairment of Property and Equipment and ROU Assets

The Company reviews its property and equipment and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain property and equipment and ROU assets may not be recoverable. The Company considers a triggering event, related to property and equipment assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume (“AUV”) for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain property and equipment and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the property and equipment or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain stores during the twenty-six weeks ended June 25, 2025 that required an impairment review of certain of the Company’s property and equipment and ROU assets. Based on the results of this analysis, the Company did not record any non-cash impairment charges for the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During both the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024, the Company recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed location.

Gain on Recovery of Insurance Proceeds and Lost Profits

During the twenty-six weeks ended June 26, 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the twenty-six weeks ended June 26, 2024, as a reduction of company restaurant expenses.

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at June 25, 2025 or at December 25, 2024. The Company did not recognize interest or penalties during the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

For the thirteen weeks ended June 25, 2025, the Company recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 29.6%. For the thirteen weeks ended June 26, 2024, the Company recorded an income tax provision of $3.2 million, reflecting an estimated effective tax rate of approximately 29.3%. For the twenty-six weeks ended June 25, 2025, the Company recorded an income tax provision of $5.3 million, reflecting an estimated effective tax rate of approximately 29.7%. For the twenty-six weeks ended June 26, 2024, the Company recorded an income tax provision of $5.4 million, reflecting an estimated effective tax rate of approximately 28.4%. The difference between the 21.0% statutory rate and the effective tax rate of 29.7% for the twenty-six weeks ended June 25, 2025 is primarily a result of state taxes, the impact of non-tax deductible executive compensation, and the impact of lower stock compensation expense related to vesting of restricted stock awards deductible for tax as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by a federal Work Opportunity Tax Credit benefit.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and should be applied prospectively with the option of retrospective application. The Company is currently evaluating the impact of adopting ASU 2023-09 on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, “Income Statement Reporting Comprehensive Income/Expense Disaggregation Disclosures” (“ASU 2024-03”). ASU 2024-03 requires disaggregated disclosure of income statement expenses at interim and annual reporting periods. In January 2025, the FASB issued ASU No. 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Clarifying the Effective Date”, which clarifies that the ASU 2024-03 is effective for fiscal year beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. ASU 2024-03 can be adopted prospectively or retrospectively at the option of the Company. The Company is currently evaluating the impact of adopting ASU 2024-03 on its disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	June 25, 2025	December 25, 2024
Prepaid insurance	$1,245	$2,574
Prepaid service fees	1,371	2,255
Other current assets	1,053	680
Total prepaid expenses and other current assets	$3,669	$5,509

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	June 25, 2025	December 25, 2024
Land	$12,323	$12,323
Buildings and improvements	154,076	152,410
Other property and equipment	94,036	91,352
Construction in progress	12,656	9,882
	273,091	265,967
Less: accumulated depreciation and amortization	(186,265)	(179,818)
Total property and equipment, net	$86,826	$86,149

Depreciation and amortization expense was $3.9 million for both the thirteen weeks ended June 25, 2025 and June 26, 2024, and $7.8 million and $7.7 million for the twenty-six weeks ended June 25, 2025 and June 26, 2024, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment and ROU Assets” for additional information.

4. STOCK-BASED COMPENSATION

Stock Options

Pursuant to the Company’s 2018 Omnibus Equity Incentive Plan (as amended, the “Incentive Plan”), the Company grants stock options (“options”), restricted stock units, performance-based stock units (“PSUs”) and restricted stock to the Company’s employees, officers, directors, and other eligible participants. On May 29, 2025, the Company’s stockholders approved an amendment to the Incentive Plan, under which the new aggregate share limit was increased by 1,250,000 shares for a total of 4,500,000 shares. As of June 25, 2025, 1,397,957 shares of common stock remained available for issuance under the Incentive Plan.

At June 25, 2025, options to purchase 1,437,961 shares of common stock were outstanding, including 465,605 vested and 972,356 unvested options. Unvested options vest over time; however, pursuant to the Incentive Plan, upon a change in control, the Company’s Board of Directors (the “Board”) may accelerate vesting. A summary of stock option activity at June 25, 2025 and changes during the twenty-six weeks ended June 25, 2025 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 25, 2024	1,098,320	$10.36
Grants	499,690	10.44
Exercised	(45,616)	9.91
Forfeited, cancelled or expired	(114,433)	10.09
Outstanding – June 25, 2025	1,437,961	$10.42	7.97	$1,180
Vested and expected to vest at June 25, 2025	1,421,025	$10.42	7.95	$1,168
Exercisable at June 25, 2025	465,605	$10.62	5.36	$461

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	June 25, 2025	June 26, 2024
Expected volatility	42.8%	44.1%

Risk-free interest rate	4.1%	4.6%
Expected term (years)	6.00	6.25
Expected dividends	—	—

At June 25, 2025, the Company had total unrecognized compensation expense of $4.4 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.75 years.

Restricted Shares

A summary of restricted share activity as of June 25, 2025 and changes during the twenty-six weeks ended June 25, 2025 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 25, 2024	708,377	$10.16
Granted	398,726	$10.42
Released	(241,644)	$10.42
Forfeited and cancelled	(67,912)	$10.19
Unvested shares at June 25, 2025	797,547	$10.24

Unvested shares at June 25, 2025, included 767,293 unvested restricted shares and 30,254 performance-based restricted stock units that have been earned based on performance targets but still unvested.

At June 25, 2025, the Company had unrecognized compensation expense of $6.9 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.47 years.

Performance-Based Restricted Stock Units

During the twenty-six weeks ended June 25, 2025, the Company granted 159,948 restricted stock units under the Incentive Plan subject to performance-based vesting conditions based on revenue and restaurant contribution margin to certain officers. Each PSU has a grant date fair value of $10.42 and a vesting period from the grant date through the date the audit of the Company's fiscal 2027 financial results is expected to be completed. During the twenty-six weeks ended June 25, 2025, 11,996 PSUs were forfeited. The fair value of each PSU is expensed based on management's current estimate of the level that the performance goal will be achieved. As of June 25, 2025, based on the target level of performance, the total unrecognized compensation expense related to unvested PSUs was $1.6 million, which is expected to be recognized over a weighted-average period of 2.55 years.

Total stock-based compensation expense was $1.7 million and $2.7 million for the thirteen and twenty-six weeks ended June 25, 2025, and $0.9 million and $1.8 million for the thirteen and twenty-six weeks ended June 26, 2024.

Share Repurchases

Share Repurchase Program

On November 2, 2023, the Company announced that the Board approved a share repurchase program (“Share Repurchase Program”) under which the Company was authorized to repurchase up to $20,000,000 of shares of the Company’s common stock. Under the Share Repurchase Program, the Company was permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, the Company was authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The Share Repurchase Program did not obligate the Company to acquire any particular number of shares. The Share Repurchase Program expired on March 31, 2025.

For the thirteen and twenty-six weeks ended June 25, 2025, the Company repurchased 3,479 and 163,229 shares of common stock, respectively, under the Share Repurchase Program, using open market purchases, for total consideration of less than approximately $0.1 million and $1.8 million, respectively.

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

Under the 2022 Revolver, Holdings is restricted from making certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, (ii) pay under its Tax Receivable Agreement, and (iii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12-month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 5.67% to 5.93% and 5.65% to 7.75% for the thirteen and twenty-six weeks ended June 25, 2025, respectively, and 6.67% to 6.94% and 6.67% to 6.96% for the thirteen and twenty-six weeks ended June 26, 2024, respectively.

The 2022 Credit Agreement contains certain customary financial covenants, subject to certain exceptions. The Company was in compliance with the financial covenants as of June 25, 2025.

At June 25, 2025, the Company had $69.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $10.3 million outstanding, and as a result, the Company had $70.7 million in borrowing availability.

Maturities

During the thirteen and twenty-six weeks ended June 25, 2025, the Company borrowed $2.0 million and $8.0 million, respectively, and paid down $6.0 million and $10.0 million, respectively, on the 2022 Revolver. During the thirteen and twenty-six weeks ended June 26, 2024, the Company borrowed $14.0 million and paid down $7.0 million and $11.0 million, respectively, on the 2022 Revolver. There are no required principal payments prior to maturity of the 2022 Revolver on July 27, 2027.

6. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	June 25, 2025	December 25, 2024
Accrued sales and property taxes	$4,599	$5,349
Gift card liability	4,797	5,100
Loyalty rewards program liability	977	844
Accrued advertising	—	1,194
Accrued legal settlements and professional fees	1,427	463
Deferred franchise and development fees	547	539
Other	2,546	2,407
Total other accrued expenses and current liabilities	$14,893	$15,896

7. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	June 25, 2025	December 25, 2024
Deferred franchise and development fees	$6,132	$6,191
Other	27	27
Total other noncurrent liabilities	$6,159	$6,218

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

At June 25, 2025, the Company’s total estimated commitment to purchase chicken was $11.8 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of June 25, 2025, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.7 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at June 25, 2025 was $2.5 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of June 25, 2025, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Numerator:
Net income	$7,107	$7,633	$12,588	$13,545
Denominator:
Weighted-average shares outstanding—basic	29,097,871	30,240,170	29,092,409	30,508,970
Weighted-average shares outstanding—diluted	29,272,394	30,378,048	29,314,443	30,661,830
Net income per share—basic	$0.24	$0.25	$0.43	$0.44
Net income per share—diluted	$0.24	$0.25	$0.43	$0.44
Anti-dilutive securities not considered in diluted EPS calculation	1,365,912	860,521	991,831	865,225

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Weighted-average shares outstanding—basic	29,097,871	30,240,170	29,092,409	30,508,970
Dilutive effect of stock options and restricted shares	174,523	137,878	222,034	152,860
Weighted-average shares outstanding—diluted	29,272,394	30,378,048	29,314,443	30,661,830

10. RELATED PARTY TRANSACTIONS

None.

11. REVENUE FROM CONTRACTS WITH CUSTOMERS

Revenue Recognition

Nature of products and services

The Company has two revenue streams, company-operated restaurant revenue and franchise-related revenue.

Company-operated restaurant revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents revenue, net of sales-related taxes and promotional allowances.

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated and recorded as deferred revenue on the balance sheet. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is then allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of June 25, 2025 and December 25, 2024, the revenue allocated to loyalty points that have not been redeemed was $1.0 million and $0.8 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities.

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	June 25, 2025	December 25, 2024
Loyalty rewards liability, beginning balance	$844	$687
Revenue deferred	1,244	2,181
Revenue recognized	(1,111)	(2,024)
Loyalty rewards liability, ending balance	$977	$844

The Company expects all loyalty points revenue related to performance obligations that were unsatisfied as of June 25, 2025 to be recognized within one year.

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

	June 25, 2025	December 25, 2024
Gift card liability	$4,797	$5,100

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$268	$257	$643	$619

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

The Company satisfies the performance obligation related to the franchise license over the term of the franchise agreement, which is typically 20 years. Payment for the franchise license consists of three components, a fixed-fee related to the franchise/development agreement, a revenue-based royalty fee and a revenue-based advertising fee. The fixed fee, as determined by the signed development and/or franchise agreement, is due at the time the development agreement is entered into, and/or when the franchise agreement is signed, and does not include a finance component.

The revenue-based royalty fee and revenue-based advertising fee are considered variable consideration and are recognized as revenue as such revenue are earned by the franchisees. Both revenue-based fees qualify under the royalty constraint exception, and do not require an estimate of future transaction price. Additionally, the Company is utilizing the practical expedient available under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) regarding disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for revenue-based royalties.

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

The Company purchases hardware, such as scanners, printers, point-of-sale systems, kiosks, and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of June 25, 2025, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

The following table presents the Company-operated revenue disaggregated by geographic market:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Greater Los Angeles area market	71.7%	71.8%	71.7%	71.7%
Other markets	28.3%	28.2%	28.3%	28.3%
Total	100%	100%	100%	100%

Contract balances

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

The following table provides information about the change in the franchise contract liability balances during the twenty-six weeks ended June 25, 2025 and June 26, 2024 (in thousands):

December 25, 2024	$6,730
Additional contract liability	273
Revenue recognized	(324)
June 25, 2025	$6,679

December 27, 2023	$6,997
Additional contract liability	150
Revenue recognized	(318)
June 26, 2024	$6,829

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of June 25, 2025 (in thousands):

Franchise revenues:
2025	$282
2026	544
2027	535
2028	506
2029	481
Thereafter	4,331
Total	$6,679

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

As of June 25, 2025, the Company had two leases that it had entered into, but had not yet commenced.

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

During the thirteen and twenty-six weeks ended June 25, 2025, the Company reassessed the lease terms on seven and nine restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. This reassessment resulted in an additional $5.7 million and $7.1 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 25, 2025, respectively, which were recognized and will be amortized over the new lease term. During the thirteen and twenty-six weeks ended June 26, 2024, the Company reassessed the lease terms on four and 12 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. This reassessment resulted in an additional $1.8 million and $8.1 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 26, 2024, respectively, which were recognized and will be amortized over the new lease term. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During both the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024, the Company did not record any non-cash impairment charges. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment and ROU Assets” for additional information.

Equipment

Leases of equipment primarily consist of restaurant equipment, copiers and vehicles. These leases are fixed payments with no variable component. Additionally, no optional renewal periods have been included in the calculation of the ROU asset, and there are no residual value guarantees and no restrictions imposed.

Lease Cost and Lease Activities

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	June 25, 2025			June 26, 2024
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$19	$29	$48	$20	$47	$67
Interest on lease liabilities	10	4	14	8	4	12
Operating lease cost:
Fixed rent cost	7,213	105	7,318	7,180	49	7,229
Short-term lease cost	—	7	7	—	—	—
Variable lease cost	163	336	499	151	346	497
Sublease income	(1,748)	—	(1,748)	(1,758)	—	(1,758)
Total lease cost	$5,657	$481	$6,138	$5,601	$446	$6,047

	Twenty-Six Weeks Ended
	June 25, 2025			June 26, 2024
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$38	$59	$97	$38	$48	$86
Interest on lease liabilities	19	9	28	19	8	27
Operating lease cost:
Fixed rent cost	14,397	208	14,605	14,208	152	14,360
Short-term lease cost	—	35	35	—	1	1
Variable lease cost	302	670	972	284	693	977
Sublease income	(3,463)	—	(3,463)	(3,537)	—	(3,537)
Total lease cost	$11,293	$981	$12,274	$11,012	$902	$11,914

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Lease cost – Occupancy and other operating expenses	$5,970	$5,851	$11,935	$11,566
Lease cost – General & administrative	106	117	214	235
Lease cost – Depreciation and amortization	48	67	97	86
Lease cost – Interest expense	14	12	28	27
Total lease cost	$6,138	$6,047	$12,274	$11,914

During the twenty-six weeks ended June 25, 2025 and June 26, 2024, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Twenty-Six Weeks Ended June 25, 2025			Twenty-Six Weeks Ended June 26, 2024
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$14,504	$186	$14,690	$14,076	$108	$14,184
Financing cash flows used for finance leases	$47	$67	$114	$47	$54	$101

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$7,070	$15	$7,085	$6,866	$1,233	$8,099
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$69	$69

Other Information
Weighted-average remaining years in lease term—finance leases	15.38	2.95		16.38	3.11
Weighted-average remaining years in lease term—operating leases	9.81	3.29		10.26	4.22
Weighted-average discount rate—finance leases	2.57%	6.87%		2.57%	6.21%
Weighted-average discount rate—operating leases	5.36%	6.72%		5.12%	6.67%

Information regarding the Company’s minimum future lease obligations as of June 25, 2025 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 31, 2025	$110	$14,731	$2,530
December 30, 2026	191	29,274	5,082
December 29, 2027	180	28,036	4,942
December 27, 2028	134	26,128	4,665
December 26, 2029	118	23,182	4,027
Thereafter	1,274	123,264	23,269
Total	$2,007	$244,615	$44,515
Less: imputed interest (2.57% - 6.87%)	(340)	(56,966)
Present value of lease obligations	1,667	187,649
Less: current maturities	(174)	(22,427)
Noncurrent portion	$1,493	$165,222

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

The Company received $0.1 million of lease income from company-owned locations for both the thirteen weeks ended June 25, 2025 and June 26, 2024. The Company received $0.2 million of lease income from company-owned locations for both the twenty-six weeks ended June 25, 2025 and June 26, 2024.

13. SHAREHOLDER RIGHTS AGREEMENT

On August 8, 2023, the Board declared a dividend of one preferred share purchase right (a “Right”) for each share of common stock, par value $0.01 per share, of the Company (the “Common Shares”) outstanding on August 8, 2023 to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of August 8, 2023, between the Company and Equiniti Trust Company, LLC, as rights agent. Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Shares”) at a price of $53.75 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment.

On August 4, 2024, the Board approved and entered into an Amendment to the Rights Agreement (together, the “Amended Rights Agreement”). Pursuant to the Amended Rights Agreement, the expiration date of the Rights was extended to May 30, 2025 11:59 p.m., Pacific Time, the date that the votes of the stockholders of the Company with respect to the Company’s 2025 annual meeting of stockholders were certified.

The Amended Rights Agreement expired and was terminated by its term on May 30, 2025.

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

The table below is a summary of the segment net income, including significant segment expenses for the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Total revenue	$125,834	$122,176	$245,011	$238,329
Less:
Food and paper costs	25,496	25,731	50,235	51,350
Labor and related expenses	32,155	32,868	64,334	63,448

General and administrative expenses	13,532	11,787	24,795	23,712
Franchise expenses	12,627	10,871	25,069	21,473
Occupancy expenses	8,114	7,853	16,043	15,368
Other operating expenses(1)	18,627	16,803	36,371	33,153
Depreciation and amortization	3,929	3,870	7,816	7,721
Other segment expenses(2)	49	75	71	107
Total operating expenses	114,529	109,858	224,734	216,332
Income from operations	11,305	12,318	20,277	21,997
Interest expenses, net	1,207	1,527	2,383	3,091
Provision for income taxes	2,991	3,158	5,306	5,361
Total segment net income	$7,107	$7,633	$12,588	$13,545

(1)	Other operating expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, delivery service provider fees, restaurant supplies and other restaurant operating costs.
(2)	Other segment expenses include loss on disposal of assets, gain on recovery of insurance proceeds, net, loss on disposition of restaurants, and impairment and closed-store reserves.

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

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to:

●	our ability to open new restaurants in new and existing markets, including difficulty in finding sites and in negotiating acceptable leases;
●	our ability to compete successfully with other quick-service and fast casual restaurants;
●	global economic or other business conditions that may affect the desire or ability of our customers to purchase our products such as inflationary pressures, high unemployment levels, increases in gas prices, and declines in median income growth, consumer confidence and consumer discretionary spending, among other conditions;
●	our ability to attract, develop, assimilate and retain employees;
●	our vulnerability to changes in political and economic conditions and consumer preferences;
●	our vulnerability to conditions in the greater Los Angeles area and to natural disasters given the geographic concentration and real estate intensive nature of our business;
●	the possibility that we may continue to incur significant impairment of certain of our assets, in particular in our new markets;
●	changes in food and supply costs, especially for chicken, labor, construction and utilities;
●	the impacts of the uncertainty regarding pandemics, epidemics or infectious disease outbreaks (such as the COVID-19 pandemic) on our company, our employees, our customers, our partners, our industry and the economy as a whole, as well as our franchisees’ ability to operate their individual restaurants without disruption;
●	social media and negative publicity, whether or not valid, and our ability to respond to and effectively manage the accelerated impact of social media;
●	our ability to continue to expand our digital business, delivery orders and catering;
●	concerns about food safety and quality and about food-borne illness;
●	dependence on frequent and timely deliveries of food and supplies;
●	our ability to service our level of indebtedness;
●	uncertainty related to the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels;
●	changes in trade policies, tariff and import regulations by the United States and other countries from which we source some of our produce, packaging, and other items;
●	our limited control over our franchisees and potential deterioration of our relations with existing or potential franchisees;
●	potential exposure to unexpected costs and losses from our self-insurance programs;
●	potential obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms;
●	our ability to achieve our social and environmental sustainability goals;

●	the impact of any failure of our information technology system or any breach of our network security;
●	the impact of any security breaches on our ability to protect our customers’ payment method data or personal information;
●	our ability to enforce and maintain our trademarks and protect our other proprietary intellectual property;
●	adverse changes in the economic environment, including inflation and increased labor and supply costs, which may affect our franchisees, with adverse consequences to us;
●	the impact of federal, state and local labors laws governing our relationships with our employees, including minimum wage laws, minimum standards for fast food workers or other similar laws;
●	risks related to government regulation and litigation, including employment and labor laws;
●	the impact of any liabilities arising from environmental laws;
●	fluctuations in our quarterly operating results due to seasonality and other factors;
●	any future offerings of debt or equity securities that may impact the market price of our common stock;
●	the possibility that Delaware law, our organizational documents, and our existing and future debt agreements may impede or discourage a takeover;
●	the impact of shareholder activism on our expenses, business and stock price; and
●	other risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 25, 2024, which filings are available online at www.sec.gov.

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

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) segment. We strive to make and serve food that is both high quality and flavorful. Our distinctive menu features our signature product, citrus-marinated fire-grilled chicken, served in a variety of Mexican-inspired entrees, such as burritos and tostadas, healthier options, such as salads, and chicken meals, all available in a variety of sizes to feed individuals and larger groups. Our entrees include favorites such as our Guacamole Chicken Burrito, Double Chicken Tostada, Crunchy Chicken Taco, and the Original Pollo Bowl®. Our famous Creamy Cilantro dressing and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. Our distinctive menu of quality, flavorful food that is affordable appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day (our “day-part mix”), including at lunch and dinner. In 2025, El Pollo Loco launched a brand refresh, inclusive of a new advertising campaign, restaurant design, new products, and an emphasis on hospitality in our restaurants. All these elements reinforce our position in the market of “Quality Chicken, Fast & Easy.”

Market Trends and Uncertainties

On September 28, 2023, Governor Newsom signed AB 1228 into law in California, which repealed and replaced the Fast Food Accountability and Standards Recovery Act (“FAST Act”) on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide increased to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 has limited power to approve annual wage increases until 2029. Under AB 1228, the Fast Food Council also retains the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we experienced an increase in our labor and regulatory compliance costs in fiscal 2024 and the first half of fiscal 2025. Although we have been able to substantially offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements, we expect these cost pressures to continue for the remainder of 2025, and we may not be able to offset cost increases in the future.

Additionally, we are impacted by macroeconomic challenges, such as inflationary pressures and changes in trade policies, that have in the past affected, and may continue in the future, to affect our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue into the remainder of fiscal 2025 and we may not be able to offset cost increases in the future.

There is ongoing uncertainty regarding increased tariff duties on goods imported into the United States, which if imposed, may have an adverse effect on our Company. Certain of the produce, packaging materials, and other items procured by our Company are sourced from outside the United States, including from Canada, Mexico and Asia. Current and proposed tariff rates range widely, depending on the country of origin. Certain goods from Canada and Mexico that are compliant with the United States-Mexico-Canada Agreement (USMCA) are, and may continue to be, exempt from new tariffs. While we continue to evaluate the potential impacts of increased tariff rates, as well as our ability to mitigate any such related impacts, we anticipate that the imposition of tariffs on goods we import into the United States will adversely impact our revenue and cost of goods sold in the United States. Any new or increased import duties, tariffs, or taxes, or other changes in U.S. trade or tax policy could result in further increases to our food and supplies costs that would adversely impact our financial results.

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

Growth Strategies and Outlook

As of June 25, 2025, we had 499 locations in seven states. In fiscal 2024, we opened two new company-operated restaurants in Nevada, and our franchisees opened two new restaurants, one in California and one in Texas. Additionally, we completed the sale of one restaurant within California to existing franchisees during fiscal 2024. For the twenty-six weeks ended June 25, 2025, our franchisees opened one new restaurant in Arizona and two new restaurants in California, and they closed two restaurants in California. Additionally, during the twenty-six weeks ended June 25, 2025, we completed the acquisition of one restaurant in California from an existing franchisee. We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning, by executing the following five key strategies:

●	Brand That Wins;
●	Hospitality Mindset;
●	Digital First;
●	Winning Unit Economics; and
●	Drive Unit Growth Again with National Expansion.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Revenue Overview

For the thirteen and twenty-six weeks ended June 25, 2025, our total revenue was $125.8 million and $245.0 million, respectively. For the thirteen weeks ended June 25, 2025, our company-operated restaurant revenue was $104.3 million and $202.7 million, respectively, and our franchise and franchise advertising fee revenue was $21.5 million and $42.3 million, respectively.

Comparable Restaurant Sales

For the thirteen and twenty-six weeks ended June 25, 2025, system-wide comparable restaurant sales decreased by 0.3% and 0.4%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and twenty-six weeks ended June 25, 2025 increased by 1.2% and 0.9%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 1.5% increase in average check size, partially offset by a 0.3% decrease in transactions, and the year-to-date change in comparable restaurant sales consisted of a 3.0% increase in average check size, partially offset by a 2.0% decrease in transactions. For franchised restaurants, comparable restaurant sales decreased by 1.1% and 1.2% for the thirteen and twenty-six weeks ended June 25, 2025, respectively. Refer to “Comparable Restaurant Sales” definition in the section titled “Key Performance Indicators” below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the twenty-six weeks ended June 25, 2025, were as follows:

	Twenty-Six Weeks Ended	Fiscal Year Ended
	June 25, 2025	2024	2023	2022
Company-operated restaurant activity(1):
Beginning of period	173	172	188	189
Openings	—	2	2	4
Restaurant sale to Company	1	—	—	—
Restaurant sale to franchisee	—	(1)	(18)	(3)
Closures	—	—	—	(2)
Restaurants at end of period	174	173	172	188
Franchised restaurant activity:
Beginning of period	325	323	302	291
Openings	3	2	3	9
Restaurant sale to Company	(1)	—	—	—
Restaurant sale to franchisee	—	1	18	3
Closures	(2)	(1)	—	(1)
Restaurants at end of period	325	325	323	302
System-wide restaurant activity:
Beginning of period	498	495	490	480
Openings	3	4	5	13
Closures	(2)	(1)	—	(3)
Restaurants at end of period	499	498	495	490
(1)	Our restaurant count above includes 499 domestic restaurants and excludes the eight licensed restaurants in the Philippines, as well as the two previously licensed restaurants in the Philippines that were closed during the twenty-six weeks ended June 25, 2025.

Restaurant Remodeling

During the twenty-six weeks ended June 25, 2025, we completed a total of 20 company-operated restaurant and franchise remodels. Considering our efforts to finalize our new prototype design, we currently expect to complete 55-65 company-operated restaurant and franchise remodels for the remainder of fiscal 2025. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is approximately $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of June 25, 2025 and December 25, 2024, the revenue allocated to loyalty points that had not been redeemed was $1.0 million and $0.8 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 4.5 million loyalty program members as of June 25, 2025.

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

Comparison of Results of Operations

Our operating results for the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024 are expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, and are compared in the tables below.

	Thirteen Weeks Ended
	June 25, 2025		June 26, 2024		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$104,318	82.9	$102,307	83.7	$2,011	2.0
Franchise revenue	13,372	10.6	11,651	9.5	1,721	14.8
Franchise advertising fee revenue	8,144	6.5	8,218	6.8	(74)	(0.9)
Total revenue	125,834	100.0	122,176	100.0	3,658	3.0
Cost of operations(1)
Food and paper costs	25,496	24.5	25,731	25.2	(235)	(0.9)
Labor and related expenses	32,155	30.8	32,868	32.1	(713)	(2.2)
Occupancy and other operating expenses	26,741	25.6	24,656	24.1	2,085	8.5
Company restaurant expenses(1)	84,392	80.9	83,255	81.4	1,137	1.4
General and administrative expenses	13,532	10.8	11,787	9.6	1,745	14.8
Franchise expenses	12,627	10.0	10,871	8.9	1,756	16.2
Depreciation and amortization	3,929	3.1	3,870	3.2	59	1.5
Loss on disposal of assets	43	0.0	63	0.1	(20)	(31.7)
Loss on disposition of restaurants	—	—	7	0.0	(7)	(100.0)
Impairment and closed-store reserves	6	0.0	5	0.0	1	20.0
Total expenses	114,529	91.0	109,858	89.9	4,671	4.3
Income from operations	11,305	9.0	12,318	10.1	(1,013)	(8.2)
Interest expense, net of interest income	1,207	1.0	1,527	1.2	(320)	(21.0)
Income before provision for income taxes	10,098	8.0	10,791	8.9	(693)	(6.4)
Provision for income taxes	2,991	2.4	3,158	2.6	(167)	(5.3)
Net income	$7,107	5.6	$7,633	6.3	$(526)	(6.9)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

	Twenty-Six Weeks Ended
	June 25, 2025		June 26, 2024		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$202,683	82.7	$199,460	83.7	$3,223	1.6
Franchise revenue	26,555	10.8	22,999	9.7	3,556	15.5
Franchise advertising fee revenue	15,773	6.5	15,870	6.6	(97)	(0.6)
Total revenue	245,011	100.0	238,329	100.0	6,682	2.8
Cost of operations(1)
Food and paper costs	50,235	24.8	51,350	25.7	(1,115)	(2.2)
Labor and related expenses	64,334	31.7	63,448	31.8	886	1.4
Occupancy and other operating expenses	52,414	25.9	48,521	24.3	3,893	8.0
Company restaurant expenses(1)	166,983	82.4	163,319	81.8	3,664	2.2
General and administrative expenses	24,795	10.1	23,712	9.9	1,083	4.6
Franchise expenses	25,069	10.2	21,473	9.0	3,596	16.7
Depreciation and amortization	7,816	3.2	7,721	3.2	95	1.2
Loss on disposal of assets	54	0.0	104	0.0	(50)	(48.1)
Gain on recovery of insurance proceeds, net	—	—	(41)	(0.0)	41	(100.0)

Loss on disposition of restaurants	—	—	7	0.0	(7)	(100.0)
Impairment and closed-store reserves	17	0.0	37	0.0	(20)	(54.1)
Total expenses	224,734	91.7	216,332	90.8	8,402	3.9
Income from operations	20,277	8.3	21,997	9.2	(1,720)	(7.8)
Interest expense, net of interest income	2,383	1.0	3,091	1.3	(708)	(22.9)
Income before provision for income taxes	17,894	7.3	18,906	7.9	(1,012)	(5.4)
Provision for income taxes	5,306	2.2	5,361	2.2	(55)	(1.0)
Net income	$12,588	5.1	$13,545	5.7	$(957)	(7.1)
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended June 25, 2025, company-operated restaurant revenue increased $2.0 million, or 2.0%, from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to an increase in company-operated comparable restaurant revenue of $1.2 million, or 1.2%, as well as $0.9 million of additional sales from the opening of two restaurants during or after the second quarter of 2024. The company-operated comparable restaurant sales increase consisted of a 1.5% increase in average check size due to increases in menu prices, partially offset by a 0.3% decrease in transactions.

Year-to-date, company-operated restaurant revenue increased $3.2 million, or 1.6%, from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to an increase in company-operated comparable restaurant revenue of $1.8 million, or 0.9%, as well as $1.8 million of additional sales from the opening of two restaurants during or after the first quarter of 2024. The company-operated comparable restaurant sales increase consisted of a 3.0% increase in average check size due to increases in menu prices, partially offset by a 2.0% decrease in transactions. This company-operated restaurant revenue increase was partially offset by a $0.2 million decrease related to the one company-operated restaurant sold by us to our existing franchisee during or subsequent to the first quarter of 2024.

Franchise Revenue

For the quarter ended June 25, 2025, franchise revenue increased $1.7 million, or 14.8%, from the comparable period in the prior year. This increase was primarily due to the $1.6 million in franchisee IT pass through revenue related to the franchisee rollout of the new Point of Sale (POS) system which is offset by a corresponding increase in franchise expenses. In addition, the increase in franchise revenue was due to the five franchise-operated restaurant openings during or subsequent to the second quarter of 2024. The increase in franchise revenue was partially offset by a franchise comparable restaurant sales decrease of 1.1%.

Year-to-date, franchise revenue increased $3.6 million, or 15.5%, from the comparable period in the prior year. This increase was primarily due to the $3.4 million in franchisee IT pass through revenue related to the franchisee rollout of the new POS system which is offset by a corresponding increase in franchise expenses. In addition, the increase in franchise revenue was due to the five franchise-operated restaurant openings during or subsequent to the first quarter of 2024. The increase in franchise revenue was partially offset by a franchise comparable restaurant sales decrease of 1.2%.

Franchise Advertising Fee Revenue

For the quarter ended June 25, 2025, franchise advertising fee revenue decreased less than $0.1 million, or 0.9%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue decreased $0.1 million, or 0.6%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the fluctuations for the quarter were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended June 25, 2025, food and paper costs decreased $0.2 million, or 0.9%, from the comparable period in the prior year. Year-to-date, food and paper costs decreased $1.1 million, or 2.2%, from the comparable period in the prior year.

The decrease in food and paper costs for both the quarter and year-to-date periods was primarily due to a lower number of transactions combined with cost-management initiatives and commodity deflation. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 24.5%, down from 25.2% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 24.8%, down from 25.7% in the comparable period of the prior year. The percentage decrease for both the quarter and year-to-date periods was primarily due to menu price increases and the cost decreases highlighted above.

Labor and Related Expenses

For the quarter ended June 25, 2025, labor and related expenses decreased $0.7 million, or 2.2%, from the comparable period in the prior year. The decrease in labor and related expenses for the quarter was primarily due to a $1.0 million reduction in costs related to improved labor efficiencies as part of our cost-management initiatives, partially offset by a $0.3 million increase in other labor-related expenses primarily related to higher wage rates. Year-to-date, labor and related expenses increased $0.9 million, or 1.4%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to a $3.0 million increase due to higher wage rates during fiscal 2025 as a result of legislative increases in the California state minimum wage, which became effective April 1, 2024, as well as a $0.4 million increase in other labor-related expenses. The increase in labor and related expenses for the year was partially offset by $2.5 million reduction in costs related to the improved labor efficiencies discussed above.

For the quarter ended June 25, 2025, labor and related expenses as a percentage of company-operated restaurant revenue were 30.8%, down from 32.1% in the comparable period in the prior year. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 31.7%, down from 31.8% in the comparable period in the prior year primarily. The percentage change for both the quarter and year-to-date periods was driven by higher menu prices and the improved labor efficiencies, partially offset by the higher wage rates and higher labor-related costs.

Occupancy and Other Operating Expenses

For the quarter ended June 25, 2025, occupancy and other operating expenses increased $2.1 million, or 8.5%, from the comparable period in the prior year. The increase was primarily due to increases of $0.4 million in occupancy, $0.4 million in utilities, $0.4 million in marketplace delivery fees, $0.2 million in software maintenance, $0.2 million in repairs and maintenance, and $0.5 million in other operating expenses.

Year-to-date, occupancy and other operating expenses increased $3.9 million, or 8.0%, from the comparable period in the prior year primarily due to increases of $0.7 million in occupancy, $0.8 million in utilities, $0.7 million in marketplace delivery fees, $0.5 million in software maintenance, $0.3 million in repairs and maintenance, $0.2 million in credit card charges and $0.7 million in other operating expenses.

For the quarter ended June 25, 2025, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.6%, up from 24.1% in the comparable period in the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.9%, up from 24.3% in the comparable period of the prior year. Both the quarter and year-to-date period increases resulted from the cost increases highlighted above.

General and Administrative Expenses

For the quarter ended June 25, 2025, general and administrative expenses increased $1.7 million, or 14.8%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $0.8 million increase in stock compensation expenses, a $0.8 million increase in legal and professional fee costs related to shareholder activism and related matters and a $0.7 million increase in restructuring and executive transition costs. The general and administrative expenses increase was partially offset by a $0.6 million decrease in other general and administrative expenses.

Year-to-date, general and administrative expenses increased $1.1 million, or 4.6%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to a $1.4 million increase in legal and professional fee costs related to shareholder activism and related matters, and $0.9 million increase in stock compensation expenses. The general and administrative expenses increase was partially offset by a $0.5 million decrease in restructuring and executive transition costs, a $0.6 million received from a legal settlement, net of legal expenses and $0.1 million decrease in other general and administrative expenses.

For the quarter ended June 25, 2025, general and administrative expenses as a percentage of total revenue were 10.8%, up from 9.6% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 10.1%, up from 9.9% in the comparable period of the prior year. The percentage increase for both the quarter and year-to-date periods is primarily due to the cost increases discussed above.

Franchise Expenses

For the quarter ended June 25, 2025, franchise expenses increased $1.8 million, or 16.2%, from the comparable period in the prior year. Year-to-date, franchise expenses increased $3.6 million, or 16.7%, from the comparable period in the prior year. The increase for both quarterly and year-to-date periods was due to the $1.6 million and $3.4 million in IT pass-through expenses, respectively, primarily resulting from franchisees rolling out the new POS system.

Loss on Disposition of Restaurants

During the thirteen and twenty-six weeks ended June 26, 2024, we completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. We determined that the restaurant dispositions represent multiple element arrangements, and as a result, the cash consideration received was allocated to the separate elements based on its relative standalone selling price. Cash proceeds included upfront consideration for the sale of the restaurant and franchise fees. The cash consideration per restaurant related to franchise fees is consistent with the amounts stated in the related franchise agreements, which are charged for separate standalone arrangements. We initially defer and subsequently recognize the franchise fees over the term of the franchise agreement. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the thirteen and twenty-six weeks ended June 26, 2024. Since the date of their sale, this restaurant is now included in the total number of franchised El Pollo Loco restaurants.

Impairment and Closed-Store Reserves

During the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024, we did not record any non-cash impairment charges. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During both the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter ended June 25, 2025, interest expense, net, decreased $0.3 million from the comparable period in the prior year. For the year-to-date period, interest expense, net, decreased $0.7 million from the comparable period in the prior year. Both the quarter and year-to-date period decrease in interest expense was primarily related to the lower interest rates in the fiscal 2025 and lower outstanding balances on our 2022 Revolver (as defined below) versus the comparable periods in the prior year.

Income Tax Receivable Agreement

On May 29, 2024, we terminated most of the obligations under the Tax Receivable Agreement (“TRA”), with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $398,896. As of June 25, 2025, there was no remaining obligation owed on our condensed consolidated balance sheets.

Provision for Income Taxes

For the quarter ended June 25, 2025, we recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 29.6%. For the quarter ended June 26, 2024, we recorded an income tax provision of $3.2 million, reflecting an estimated effective tax rate of approximately 29.3%.

For the year-to-date period ended June 25, 2025, we recorded an income tax provision of $5.3 million, reflecting an estimated effective tax rate of approximately 29.7%. For the year-to-date period ended June 26, 2024, we recorded an income tax provision of $5.4 million, reflecting an estimated effective tax rate of approximately 28.4%.

The difference between the 21.0% statutory rate and our effective tax rate of 29.7% for the year-to-date period ended June 25, 2025 is primarily a result of state taxes and the impact of non-tax deductible executive compensation expense, and the impact of lower stock compensation expense related to vesting of restricted stock awards deductible for tax as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by a Work Opportunity Tax Credit benefit.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with GAAP. System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our condensed consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration. System-wide sales do not include the 8 licensed stores in the Philippines. The total number of currently licensed stores reflects the closure of two licensed restaurants during the twenty-six weeks ended June 25, 2025.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Company-operated restaurant revenue	$104,318	$102,307	$202,683	$199,460
Franchise revenue	13,372	11,651	26,555	22,999
Franchise advertising fee revenue	8,144	8,218	15,773	15,870
Total Revenue	125,834	122,176	245,011	238,329
Franchise revenue	(13,372)	(11,651)	(26,555)	(22,999)
Franchise advertising fee revenue	(8,144)	(8,218)	(15,773)	(15,870)
Sales from franchised restaurants	182,720	183,300	353,808	354,036
System-wide sales(1)	$287,038	$285,607	$556,491	$553,496
(1)	System-wide sales do not include the eight licensed stores in the Philippines.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At June 25, 2025 and June 26, 2024, there were 485 and 482 comparable restaurants, 171 and 168 company-operated restaurants, and 314 and 314 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Restaurant contribution:
Income from operations	$11,305	$12,318	$20,277	$21,997
Add (less):
General and administrative expenses	13,532	11,787	24,795	23,712
Franchise expenses	12,627	10,871	25,069	21,473
Depreciation and amortization	3,929	3,870	7,816	7,721
Loss on disposal of assets	43	63	54	104
Gain on recovery of insurance proceeds, net	—	—	—	(41)
Franchise revenue	(13,372)	(11,651)	(26,555)	(22,999)
Franchise advertising fee revenue	(8,144)	(8,218)	(15,773)	(15,870)
Impairment and closed-store reserves	6	5	17	37
Loss on disposition of restaurants	—	7	—	7
Restaurant contribution	$19,926	$19,052	$35,700	$36,141

Company-operated restaurant revenue:
Total revenue	$125,834	$122,176	$245,011	$238,329
Less:
Franchise revenue	(13,372)	(11,651)	(26,555)	(22,999)
Franchise advertising fee revenue	(8,144)	(8,218)	(15,773)	(15,870)
Company-operated restaurant revenue	$104,318	$102,307	$202,683	$199,460

Restaurant contribution margin (%)	19.1%	18.6%	17.6%	18.1%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	June 25, 2025	June 26, 2024	June 25, 2025	June 26, 2024
Net income	$7,107	$7,633	$12,588	$13,545
Non-GAAP adjustments:
Provision for income taxes	2,991	3,158	5,306	5,361
Interest expense, net of interest income	1,207	1,527	2,383	3,091
Depreciation and amortization	3,929	3,870	7,816	7,721
EBITDA	$15,234	$16,188	$28,093	$29,718
Stock-based compensation expense (a)	1,700	897	2,747	1,817
Loss on disposal of assets (b)	43	63	54	104
Impairment and closed-store reserves (c)	6	5	17	37
Loss on disposition of restaurants (d)	—	7	—	7
Legal settlements (e)	—	—	(619)	—
Special legal and professional fees expense (f)	780	—	1,395	—
Gain on recovery of insurance proceeds, net (g)	—	—	—	(41)
Restructuring and executive transition costs (h)	710	—	710	1,194
Pre-opening costs (i)	—	58	1	81
Adjusted EBITDA	$18,473	$17,218	$32,398	$32,917
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss or gain on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closing restaurants. During both the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024, we did not record any non-cash impairment charges. During both the thirteen and twenty-six weeks ended June 25, 2025 and June 26, 2024, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.
(d)	During the thirteen and twenty-six weeks ended June 26, 2024, we completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the thirteen and twenty-six weeks ended June 26, 2024.
(e)	Includes $0.6 million received from legal settlement, net of legal expenses.
(f)	Consists of legal and professional costs related to shareholder activism and related matters.
(g)	During the twenty-six weeks ended June 26, 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the twenty-six weeks ended June 26, 2024, as a reduction of company restaurant expenses.
(h)	Consists of costs associated with the transition of certain executive officers, such as severance and stock-based compensations costs and costs associated with restructuring certain positions in the organization during the twenty-six weeks ended June 25, 2025 and June 26, 2024, respectively.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
(Amounts in thousands)	June 25, 2025	June 26, 2024
Net cash provided by (used in)
Operating activities	$18,872	$28,117
Investing activities	(8,427)	(10,546)
Financing activities	(3,940)	(14,394)
Net increase in cash	$6,505	$3,177

Operating Activities

For the twenty-six weeks ended June 25, 2025, net cash from operating activities decreased by $9.2 million from the comparable period of the prior year. This change was due to unfavorable working capital fluctuations compared to the same period in the prior year.

Investing Activities

For the twenty-six weeks ended June 25, 2025, net cash used in investing activities decreased by $2.1 million from the comparable period of the prior year. This change was primarily due to a decrease in purchase of property and equipment mostly related to restaurant remodeling during the twenty-six weeks ended June 25, 2025 when compared to the prior year.

Financing Activities

For the twenty-six weeks ended June 25, 2025, net cash used in financing activities changed by $10.5 million from the comparable period of the prior year. The change was primarily due to repurchases of shares of our common stock of $1.8 million during the twenty-six weeks ended June 25, 2025 compared to repurchases of shares of our common stock of $18.2 million during the twenty-six weeks ended June 26, 2024. The change was offset by a $2.0 million in net paydown on the 2022 Revolver during the twenty-six weeks ended June 25, 2025 compared to a $3.0 million net borrowings during the twenty-six weeks ended June 26, 2024.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 5.67% to 5.93% and 5.65% to 7.75% for the thirteen and twenty-six weeks ended June 25, 2025, respectively, and 6.67% to 6.94% and 6.67% to 6.96% for the thirteen and twenty-six weeks ended June 26, 2024, respectively.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of June 25, 2025.

At June 25, 2025, we had $69.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $10.3 million outstanding, and as a result, we had $70.7 million in borrowing availability.

See Note 5, “Long-term debt” in the “Notes to Condensed Consolidated Financial Statements” for additional information.

Material Cash Requirements

Our material cash requirements as of June 25, 2025 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2024. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) purchasing commitments for chicken, (iv) restaurant finance lease payments, and (v) capital expenditures.

Share Repurchases

Share Repurchase Program

On November 2, 2023, we announced that our Board of Directors approved a share repurchase program (“Share Repurchase Program”) under which we were authorized to repurchase up to $20,000,000 of shares of our common stock. Under the Share Repurchase Program, we were permitted to repurchase our common stock from time to time, in amounts and at prices that we deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, we were authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The Share Repurchase Program did not obligate us to acquire any particular number of shares. The Share Repurchase Program expired on March 31, 2025.

For the thirteen and twenty-six weeks ended June 25, 2025, we repurchased 3,479 shares and 163,229 of common stock, respectively, under the Share Repurchase Program, using open market purchases, for total consideration of less than approximately $0.1 million and $1.8 million, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of June 25, 2025, we had outstanding borrowings of $69.0 million under our 2022 Revolver, $10.3 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.7 million on an annualized basis.

During the thirteen and twenty-six weeks ended June 25, 2025, we borrowed $2.0 million and $8.0 million, respectively, and paid down $6.0 million and $10.0 million, respectively, on our 2022 Revolver and the outstanding balance as of June 25, 2025 was $69.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, and general and administrative costs, as well as other costs, all of which can materially impact our operations. In general, we have been able to substantially offset cost increases resulting from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future. In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of June 25, 2025.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended June 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For the thirteen weeks ended June 25, 2025, we repurchased 3,479 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of less than $0.1 million. The Share Repurchase Program expired on March 31, 2025.

The following table summarizes our repurchases of common stock in the quarterly period ended June 25, 2025 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
March 27, 2025 to April 23, 2025	3,479		$10.73	3,479	$-
April 24, 2025 to May 21, 2025	14,499		$9.29	—	$-
May 22, 2025 to June 25, 2025	20,122		$9.90	—	$-
Total	38,100	(1)		3,479

(1) Consists of (a) 3,479 shares repurchased by us pursuant to the Share Repurchase Program and (b) 34,621 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the twenty-six weeks ended June 25, 2025, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	6/5/2025	001-36556

3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556

3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	2/2/2024	001-36556

10.1	Equity Incentive Plan, as amended		8-K	N/A	Appendix B	6/5/2025	001-36556

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X
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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: August 1, 2025	/s/ Elizabeth Williams
Elizabeth Williams
Chief Executive Officer
(duly authorized officer)
Date: August 1, 2025	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial and accounting officer)