Form 10-Q
period 2025-09-24
El Pollo Loco Holdings, Inc.
filed 2025-10-31
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2025

or

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

As of October 24, 2025, there were 29,954,935 shares of the issuer’s common stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 24,	December 25,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$10,872	$2,484
Accounts and other receivables, net	10,258	9,471
Inventories	1,736	1,938
Prepaid expenses and other current assets	3,348	5,509
Income tax receivable	2,239	493
Total current assets	28,453	19,895
Property and equipment, net	88,893	86,149
Property and equipment held under finance lease, net	1,356	1,499
Property and equipment held under operating leases, net ("ROU asset")	169,957	170,494
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	—	336
Other assets	3,527	3,079
Total assets	$602,748	$592,014
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$152	$170
Current portion of obligations under operating leases	17,060	19,738
Accounts payable	10,845	12,087
Accrued salaries and vacation	10,803	13,926
Accrued insurance	11,716	11,417
Accrued income taxes payable	—	2,105
Accrued interest	349	319
Other accrued expenses and current liabilities	18,925	15,896
Total current liabilities	69,850	75,658
Revolver loan	61,000	71,000
Obligations under finance leases, net of current portion	1,474	1,583
Obligations under operating leases, net of current portion	172,655	170,529
Deferred tax liabilities, net	8,745	6,357
Other noncurrent liabilities	6,092	6,218
Total liabilities	319,816	331,345
Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 29,999,694 and 29,839,721 shares issued and outstanding as of September 24, 2025 and December 25, 2024, respectively	299	298
Additional paid-in-capital	245,619	241,462
Retained earnings	37,014	18,909
Total stockholders’ equity	282,932	260,669
Total liabilities and stockholders’ equity	$602,748	$592,014

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Revenue
Company-operated restaurant revenue	$100,721	$101,178	$303,404	$300,638
Franchise revenue	12,864	11,330	39,419	34,329
Franchise advertising fee revenue	7,935	7,887	23,708	23,757
Total revenue	121,520	120,395	366,531	358,724
Cost of operations
Food and paper cost	24,879	25,401	75,114	76,751
Labor and related expenses	30,648	32,744	94,982	96,192
Occupancy and other operating expenses	26,730	26,088	79,144	74,609
Company restaurant expenses	82,257	84,233	249,240	247,552
General and administrative expenses	12,343	11,418	37,138	35,130
Franchise expenses	11,407	10,488	36,476	31,961
Depreciation and amortization	3,973	4,034	11,789	11,755
Loss on disposal of assets	73	77	127	181
Gain on recovery of insurance proceeds, net	—	—	—	(41)
Loss on disposition of restaurants	—	—	—	7
Impairment and closed-store reserves	9	8	26	45
Total expenses	110,062	110,258	334,796	326,590
Income from operations	11,458	10,137	31,735	32,134
Interest expense, net	1,122	1,536	3,505	4,627
Income before provision for income taxes	10,336	8,601	28,230	27,507
Provision for income taxes	2,978	2,415	8,284	7,776
Net income	$7,358	$6,186	$19,946	$19,731
Net income per share
Basic	$0.25	$0.21	$0.68	$0.66
Diluted	$0.25	$0.21	$0.68	$0.65
Weighted-average shares used in computing net income per share
Basic	29,219,480	29,199,971	29,134,766	30,072,637
Diluted	29,406,754	29,423,649	29,343,906	30,235,309

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended September 24, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, June 25, 2025	30,008,692	$299	$244,223	$29,656	$274,178
Stock-based compensation	—	—	1,369	—	1,369
Issuance of common stock related to restricted shares	5,975	—	—	—	—
Issuance of common stock upon exercise of stock options, net	8,737	1	82	—	83
Shares repurchased for employee tax withholdings	(5,263)	—	(55)	—	(55)
Repurchase of common stock	—	—	—	—	—
Repurchase of common stock - excise tax	—	—	—	—	—
Forfeiture of common stock related to restricted shares	(18,447)	(1)	—	—	(1)
Net income	—	—	—	7,358	7,358
Balance, September 24, 2025	29,999,694	$299	$245,619	$37,014	$282,932

	Thirteen Weeks Ended September 25, 2024

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, June 26, 2024	29,988,771	$299	$220,772	$27,507	$248,578
Stock-based compensation	—	—	1,080	—	1,080
Issuance of common stock related to restricted shares	9,616	—	—	—	—
Issuance of common stock upon exercise of stock options, net	53,316	1	498	—	499
Shares repurchased for employee tax withholdings	(4,731)	—	(64)	—	(64)
Repurchase of common stock	(92,043)	(1)	(1,061)	—	(1,062)
Repurchase of common stock - excise tax	—	—	(7)	—	(7)
Forfeiture of common stock related to restricted shares	(4,453)	—	—	—	—
Net income	—	—	—	6,186	6,186
Balance, September 25, 2024	29,950,476	$299	$221,218	$33,693	$255,210

	Thirty-Nine Weeks Ended September 24, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 25, 2024	29,839,721	$298	$241,462	$18,909	$260,669
Stock-based compensation	—	—	4,116	—	4,116
Issuance of common stock related to restricted shares	404,701	4	(4)	—	—
Issuance of common stock upon exercise of stock options, net	54,353	1	534	—	535
Shares repurchased for employee tax withholdings	(49,493)	(1)	(490)	—	(491)
Repurchase of common stock	(163,229)	(2)	—	(1,841)	(1,843)
Repurchase of common stock - excise tax	—	—	—	—	—
Forfeiture of common stock related to restricted shares	(86,359)	(1)	1	—	—
Net income	—	—	—	19,946	19,946
Balance, September 24, 2025	29,999,694	$299	$245,619	$37,014	$282,932

	Thirty-Nine Weeks Ended September 25, 2024

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 27, 2023	31,353,223	$313	$236,421	$13,962	$250,696
Stock-based compensation	—	—	2,897	—	2,897
Issuance of common stock related to restricted shares	503,112	5	(5)	—	—
Issuance of common stock upon exercise of stock options, net	163,696	2	1,553	—	1,555
Shares repurchased for employee tax withholdings	(19,025)	—	(212)	—	(212)
Repurchase of common stock	(1,966,229)	(20)	(19,272)	—	(19,292)
Repurchase of common stock - excise tax	—	—	(165)	—	(165)
Forfeiture of common stock related to restricted shares	(84,301)	(1)	1	—	—
Net income	—	—	—	19,731	19,731
Balance, September 25, 2024	29,950,476	$299	$221,218	$33,693	$255,210

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024
Cash flows from operating activities:
Net income	$19,946	$19,731
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,789	11,755
Stock-based compensation expense	4,116	2,897
Loss on disposition of restaurants	—	7
Loss on disposal of assets	127	181
Gain on recovery of insurance proceeds, net	—	(41)
Amortization of deferred financing costs	144	149
Deferred income taxes, net	2,724	268
Changes in operating assets and liabilities:
Accounts and other receivables	(787)	(460)
Inventories	202	60
Prepaid expenses and other current assets	2,161	2,995
Income taxes receivable/payable	(3,851)	103
Operating lease assets	14,499	14,422
Other assets	(592)	(225)
Accounts payable	(693)	(2,617)
Accrued salaries and vacation	(3,123)	1,470
Accrued insurance	299	277
Payment related to tax receivable agreement	—	(399)
Operating lease liabilities	(14,502)	(14,217)
Other accrued expenses and liabilities	1,707	4,790
Net cash flows provided by operating activities	34,166	41,146
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	100
Proceeds from fire insurance for property and equipment	—	41
Purchase of property and equipment	(13,811)	(14,578)
Net cash flows used in investing activities	(13,811)	(14,437)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	9,000	14,000
Payments on revolver and swingline loan	(19,000)	(22,000)
Minimum tax withholdings related to net share settlements	(491)	(212)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	535	1,555
Payment of obligations under finance leases	(168)	(153)
Repurchases of common stock	(1,843)	(19,292)
Net cash flows used in financing activities	(11,967)	(26,102)
Increase in cash and cash equivalents	8,388	607
Cash and cash equivalents, beginning of period	2,484	7,288
Cash and cash equivalents, end of period	$10,872	$7,895

	Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024
Supplemental cash flow information
Cash paid during the period for interest	$3,356	$4,693
Cash paid during the period for income taxes	$9,924	$6,912
Unpaid purchases of property and equipment	$4,697	$3,252
Unpaid repurchases of common stock and excise tax	$—	$721

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings” or “Company”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco® and operates under one operating segment. At September 24, 2025, the Company operated 174 and franchised 324 El Pollo Loco restaurants in the United States. As of September 24, 2025, the Company licenses eight restaurants in the Philippines. This total reflects the closure of two licensed restaurants during the thirty-nine weeks ended September 24, 2025.

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

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At September 24, 2025, the Company’s total outstanding balance on its Revolver was $61.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $10.9 million at September 24, 2025, and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Subsequent Events

Subsequent to the quarter-end, the Company paid down an additional $6.0 million on its 2022 Revolver resulting in outstanding borrowings of $55.0 million as of October 30, 2025.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had no suppliers for which amounts due totaled more than 10% of the Company’s accounts payable at September 24, 2025. The Company had one supplier to whom amounts due totaled 19.7% of the Company’s accounts payable at December 25, 2024. Purchases from the Company’s largest supplier totaled 24.7% and 18.9% of total expenses for the thirteen and thirty-nine weeks ended September 24, 2025, respectively, and 24.0% and 24.3% of total expenses for the thirteen and thirty-nine weeks ended September 25, 2024, respectively.

Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 72.2% and 71.9% of total revenue for the thirteen and thirty-nine weeks ended September 24, 2025, respectively, and 72.5% and 71.9% of total revenue for the thirteen and thirty-nine weeks ended September 25, 2024, respectively.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company reports as one reporting unit. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2024 or the thirty-nine weeks ended September 24, 2025.

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

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 24, 2025. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the thirteen and thirty-nine weeks ended September 24, 2025.

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

There were no non-financial instruments measured at fair value on a nonrecurring basis as of and for the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024.

Impairment of Property and Equipment and ROU Assets

The Company reviews its property and equipment and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain property and equipment and ROU assets may not be recoverable. The Company considers a triggering event, related to property and equipment assets or ROU assets in a net asset position to have occurred related to a specific restaurant if the restaurant’s average unit volume (“AUV”) for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event related to ROU assets to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. If the Company concludes that the carrying value of certain property and equipment and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the property and equipment or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain stores during the thirty-nine weeks ended September 24, 2025 that required an impairment review of certain of the Company’s property and equipment and ROU assets. Based on the results of this analysis, the Company did not record any non-cash impairment charges for the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024.

Closed-Store Reserves

When a restaurant is closed, the Company will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and common area maintenance (“CAM”) payments relating to closed restaurants are included within closed-store expense. During both the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024, the Company recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for its closed location.

Gain on Recovery of Insurance Proceeds and Lost Profits

During the thirty-nine weeks ended September 25, 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the thirty-nine weeks ended September 25, 2024, as a reduction of company restaurant expenses.

Loss on Disposition of Restaurants

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

The Company’s policy is to recognize interest and penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at September 24, 2025 or at December 25, 2024. The Company did not recognize interest or penalties during the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024, since there were no material unrecognized tax benefits. Management believes no significant changes to the amount of unrecognized tax benefits will occur within the next twelve months.

For the thirteen weeks ended September 24, 2025, the Company recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 28.8%. For the thirteen weeks ended September 25, 2024, the Company recorded an income tax provision of $2.4 million, reflecting an estimated effective tax rate of approximately 28.1%. For the thirty-nine weeks ended September 24, 2025, the Company recorded an income tax provision of $8.3 million, reflecting an estimated effective tax rate of approximately 29.3%. For the thirty-nine weeks ended September 25, 2024, the Company recorded an income tax provision of $7.8 million, reflecting an estimated effective tax rate of approximately 28.3%. The difference between the 21.0% statutory rate and the effective tax rate of 29.3% for the thirty-nine weeks ended September 24, 2025 is primarily a result of state taxes, the impact of non-tax deductible executive compensation, and the impact of lower stock compensation expense related to vesting of restricted stock awards deductible for tax as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by a federal Work Opportunity Tax Credit benefit.

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

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 24, 2025	December 25, 2024
Prepaid insurance	$493	$2,574
Prepaid service fees	1,803	2,255
Other current assets	1,052	680
Total prepaid expenses and other current assets	$3,348	$5,509

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 24, 2025	December 25, 2024
Land	$12,323	$12,323
Buildings and improvements	154,518	152,410
Other property and equipment	94,586	91,352
Construction in progress	15,726	9,882
	277,153	265,967
Less: accumulated depreciation and amortization	(188,260)	(179,818)
Total property and equipment, net	$88,893	$86,149

Depreciation and amortization expense was $4.0 million for both the thirteen weeks ended September 24, 2025 and September 25, 2024, and $11.8 million for both the thirty-nine weeks ended September 24, 2025 and September 25, 2024.

Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment and ROU Assets” for additional information.

4. STOCK-BASED COMPENSATION

Pursuant to the Company’s 2018 Omnibus Equity Incentive Plan (as amended, the “Incentive Plan”), the Company grants stock options (“options”), restricted stock units, performance-based restricted stock units (“PSUs”) and restricted stock to the Company’s employees, officers, directors, and other eligible participants. On May 29, 2025, the Company’s stockholders approved an amendment to the Incentive Plan, under which the new aggregate share limit was increased by 1,250,000 shares for a total of 4,500,000 shares. As of September 24, 2025, 1,425,040 shares of common stock remained available for issuance under the Incentive Plan.

Total stock-based compensation expense was $1.4 million and $4.1 million for the thirteen and thirty-nine weeks ended September 24, 2025, and $1.1 million and $2.9 million for the thirteen and thirty-nine weeks ended September 25, 2024.

Stock Options

At September 24, 2025, options to purchase 1,414,613 shares of common stock were outstanding, including 461,847 vested and 952,766 unvested options. Unvested options vest over time; however, pursuant to the Incentive Plan, upon a change in control, the Company’s Board of Directors (the “Board”) may accelerate vesting. A summary of stock option activity at September 24, 2025 and changes during the thirty-nine weeks ended September 24, 2025 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 25, 2024	1,098,320	$10.36
Grants	512,445	10.44
Exercised	(54,353)	9.85
Forfeited, cancelled or expired	(141,799)	10.10
Outstanding – September 24, 2025	1,414,613	$10.43	7.71	$286
Vested and expected to vest at September 24, 2025	1,400,218	$10.43	7.70	$285
Exercisable at September 24, 2025	461,847	$10.66	5.10	$174

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	September 24, 2025	September 25, 2024
Expected volatility	42.8%	44.1%
Risk-free interest rate	4.1%	4.6%
Expected term (years)	6.00	6.25
Expected dividends	—	—

At September 24, 2025, the Company had total unrecognized compensation expense of $4.0 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.51 years.

Restricted Shares

A summary of restricted share activity as of September 24, 2025 and changes during the thirty-nine weeks ended September 24, 2025 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 25, 2024	708,377	$10.16
Granted	404,701	$10.42
Released	(258,529)	$10.37
Forfeited and cancelled	(86,359)	$10.18
Unvested shares at September 24, 2025	768,190	$10.26

Unvested shares at September 24, 2025, included 737,936 unvested restricted shares and 30,254 performance-based restricted stock units that have been earned based on performance targets but still unvested.

At September 24, 2025, the Company had unrecognized compensation expense of $6.0 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.29 years.

Performance-Based Restricted Stock Units

During the thirty-nine weeks ended September 24, 2025, the Company granted 159,948 restricted stock units under the Incentive Plan subject to performance-based vesting conditions based on revenue and restaurant contribution margin to certain officers. PSUs have a grant date fair value of $10.42 and a vesting period from the grant date through the date the audit of the Company's fiscal 2027 financial results is expected to be completed. During the thirty-nine weeks ended September 24, 2025, 11,996 PSUs were forfeited. The fair value of PSUs are expensed based on management's current estimate of the level that the performance goal will be achieved. As of September 24, 2025, based on the target level of performance, the total unrecognized compensation expense related to unvested PSUs was $1.4 million, which is expected to be recognized over a weighted-average period of 2.45 years.

Total stock-based compensation expense was $1.4 million and $4.1 million for the thirteen and thirty-nine weeks ended September 24, 2025, and $1.1 million and $2.9 million for the thirteen and thirty-nine weeks ended September 25, 2024.

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

The Company did not repurchase any shares of its common stock during the thirteen weeks ended September 24, 2025. For the thirty-nine weeks ended September 24, 2025, the Company repurchased 163,229 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of $1.8 million.

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

Under the 2022 Revolver, Holdings is restricted from making certain payments such as cash dividends, except that it may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem qualified equity interests of Holdings held by past or present officers, directors, or employees (or their estates) of the Company upon death, disability, or termination of employment, and (ii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12-month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 5.63% to 5.96% and 5.63% to 7.75% for the thirteen and thirty-nine weeks ended September 24, 2025, respectively, and 6.52% to 6.95% and 6.52% to 6.96% for the thirteen and thirty-nine weeks ended September 25, 2024, respectively.

The 2022 Credit Agreement contains certain customary financial covenants, subject to certain exceptions. The Company was in compliance with the financial covenants as of September 24, 2025.

At September 24, 2025, the Company had $61.0 million in outstanding borrowings under the 2022 Revolver and two letters of credit in the amount of $10.3 million outstanding, and as a result, the Company had $78.7 million in borrowing availability.

Maturities

During the thirteen and thirty-nine weeks ended September 24, 2025, the Company borrowed $1.0 million and $9.0 million, respectively, and paid down $9.0 million and $19.0 million, respectively, on the 2022 Revolver. During the thirteen and thirty-nine weeks ended September 25, 2024, the Company paid down $11.0 million and $22.0 million, respectively, on the 2022 Revolver. During the thirty-nine weeks ended September 25, 2024, the Company borrowed $14.0 million on the 2022 Revolver. There are no required principal payments prior to maturity of the 2022 Revolver on July 27, 2027.

6. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 24, 2025	December 25, 2024
Accrued sales and property taxes	$6,381	$5,349
Gift card liability	4,821	5,100
Loyalty rewards program liability	1,064	844
Accrued advertising	1,116	1,194
Accrued legal settlements and professional fees	1,902	463
Deferred franchise and development fees	544	539
Other	3,097	2,407
Total other accrued expenses and current liabilities	$18,925	$15,896

7. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 24, 2025	December 25, 2024
Deferred franchise and development fees	$6,063	$6,191
Other	29	27
Total other noncurrent liabilities	$6,092	$6,218

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

At September 24, 2025, the Company’s total estimated commitment to purchase chicken was $2.1 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of September 24, 2025, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessee was $3.7 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at September 24, 2025 was $2.5 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of September 24, 2025, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Numerator:
Net income	$7,358	$6,186	$19,946	$19,731
Denominator:
Weighted-average shares outstanding—basic	29,219,480	29,199,971	29,134,766	30,072,637
Weighted-average shares outstanding—diluted	29,406,754	29,423,649	29,343,906	30,235,309
Net income per share—basic	$0.25	$0.21	$0.68	$0.66
Net income per share—diluted	$0.25	$0.21	$0.68	$0.65
Anti-dilutive securities not considered in diluted EPS calculation	1,000,650	621,558	1,031,087	692,075

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Weighted-average shares outstanding—basic	29,219,480	29,199,971	29,134,766	30,072,637
Dilutive effect of stock options and restricted shares	187,274	223,678	209,140	162,672
Weighted-average shares outstanding—diluted	29,406,754	29,423,649	29,343,906	30,235,309

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

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated and recorded as deferred revenue on the balance sheet. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is then allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 24, 2025 and December 25, 2024, the revenue allocated to loyalty points that have not been redeemed was $1.1 million and $0.8 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities.

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	September 24, 2025	September 25, 2024
Loyalty rewards liability, beginning balance	$844	$687
Revenue deferred	1,920	1,620
Revenue recognized	(1,700)	(1,506)
Loyalty rewards liability, ending balance	$1,064	$801

The Company expects all loyalty points revenue related to performance obligations that were unsatisfied as of September 24, 2025 to be recognized within one year.

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

	September 24, 2025	December 25, 2024
Gift card liability	$4,821	$5,100

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

Thirteen Weeks Ended	Thirty-Nine Weeks Ended

	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Revenue recognized from gift card liability balance at the beginning of the year	$205	$214	$848	$833

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

The revenue-based royalty fee and revenue-based advertising fee are considered variable consideration and are recognized as franchise revenue as such revenue are earned by the franchisees. Both revenue-based fees qualify under the royalty constraint exception, and do not require an estimate of future transaction price. Additionally, the Company is utilizing the practical expedient available under ASC Topic 606, “Revenue from Contracts with Customers” (“Topic 606”) regarding disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for revenue-based royalties.

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

The Company purchases hardware, such as scanners, printers, point-of-sale systems, kiosks, and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of September 24, 2025, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

The following table presents the Company-operated revenue disaggregated by geographic market:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Greater Los Angeles area market	72.2%	72.5%	71.9%	71.9%
Other markets	27.8%	27.5%	28.1%	28.1%
Total	100%	100%	100%	100%

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

The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 24, 2025 and September 25, 2024 (in thousands):

December 25, 2024	$6,730
Additional contract liability	397
Revenue recognized	(520)
September 24, 2025	$6,607

December 27, 2023	$6,997
Additional contract liability	(477)
Revenue recognized	226
September 25, 2024	$6,746

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of September 24, 2025 (in thousands):

Franchise revenues:
2025	$143
2026	548
2027	538
2028	512
2029	486
Thereafter	4,380
Total	$6,607

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

As of September 24, 2025, the Company had one lease that it had entered into, but had not yet commenced.

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

During the thirteen and thirty-nine weeks ended September 24, 2025, the Company reassessed the lease terms on 10 and 19 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. This reassessment resulted in an additional $6.9 million and $14.0 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 24, 2025, respectively, which were recognized and will be amortized over the new lease term. During the thirteen and thirty-nine weeks ended September 25, 2024, the Company reassessed the lease terms on seven and 19 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. This reassessment resulted in an additional $4.6 million and $12.7 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 25, 2024, respectively, which were recognized and will be amortized over the new lease term. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During both the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024, the Company did not record any non-cash impairment charges. See Note 1, “Basis of Presentation and Summary of Significant Accounting Policies – Impairment of Property and Equipment and ROU Assets” for additional information.

Equipment

Leases of equipment primarily consist of restaurant equipment, copiers and vehicles. These leases are fixed payments with no variable component. Additionally, no optional renewal periods have been included in the calculation of the ROU asset, and there are no residual value guarantees and no restrictions imposed.

Lease Cost and Lease Activities

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	September 24, 2025			September 25, 2024
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$19	$27	$46	$18	$25	$43
Interest on lease liabilities	9	4	13	8	6	14
Operating lease cost:
Fixed rent cost	7,295	101	7,396	7,012	70	7,082
Short-term lease cost	—	9	9	—	1	1
Variable lease cost	142	389	531	164	308	472
Sublease income	(1,730)	—	(1,730)	(1,817)	—	(1,817)
Total lease cost	$5,735	$530	$6,265	$5,385	$410	$5,795

	Thirty-Nine Weeks Ended
	September 24, 2025			September 25, 2024
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$57	$86	$143	$56	$73	$129
Interest on lease liabilities	28	13	41	27	14	41
Operating lease cost:
Fixed rent cost	21,692	309	22,001	21,220	222	21,442
Short-term lease cost	—	44	44	—	2	2
Variable lease cost	444	1,059	1,503	448	1,001	1,449
Sublease income	(5,193)	—	(5,193)	(5,354)	—	(5,354)
Total lease cost	$17,028	$1,511	$18,539	$16,397	$1,312	$17,709

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Lease cost – Occupancy and other operating expenses	$5,992	$5,662	$17,927	$17,228
Lease cost – General & administrative	214	76	428	311
Lease cost – Depreciation and amortization	46	43	143	129
Lease cost – Interest expense	13	14	41	41
Total lease cost	$6,265	$5,795	$18,539	$17,709

During the thirty-nine weeks ended September 24, 2025 and September 25, 2024, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Thirty-Nine Weeks Ended September 24, 2025			Thirty-Nine Weeks Ended September 25, 2024
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$21,732	$279	$22,011	$21,202	$210	$21,412
Financing cash flows used for finance leases	$70	$98	$168	$70	$83	$153

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$14,369	$15	$14,384	$11,457	$1,286	$12,743
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$69	$69
Derecognition of ROU assets due to terminations, impairment or modifications	$415	$—	$415	$—	$—	$—

Other Information
Weighted-average remaining years in lease term—finance leases	15.13	2.80		16.13	2.92
Weighted-average remaining years in lease term—operating leases	9.71	3.05		10.12	4.00
Weighted-average discount rate—finance leases	2.57%	7.07%		2.57%	6.37%
Weighted-average discount rate—operating leases	5.41%	6.72%		5.21%	6.71%

Information regarding the Company’s minimum future lease obligations as of September 24, 2025 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 31, 2025	$55	$7,344	$1,225
December 30, 2026	191	27,023	4,912
December 29, 2027	180	30,233	4,925
December 27, 2028	134	27,315	4,718
December 26, 2029	118	25,074	4,179
Thereafter	1,274	131,706	23,573
Total	$1,952	$248,695	$43,532
Less: imputed interest (2.57% - 7.07%)	(326)	(58,980)
Present value of lease obligations	1,626	189,715
Less: current maturities	(152)	(17,060)
Noncurrent portion	$1,474	$172,655

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

The Company received $0.1 million of lease income from company-owned locations for both the thirteen weeks ended September 24, 2025 and September 25, 2024. The Company received $0.3 million of lease income from company-owned locations for both the thirty-nine weeks ended September 24, 2025 and September 25, 2024.

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

The table below is a summary of the segment net income, including significant segment expenses for the thirteen and twenty-six weeks ended September 24, 2025 and September 25, 2024 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Total revenue	$121,520	$120,395	$366,531	$358,724

Less:
Food and paper costs	24,879	25,401	75,114	76,751
Labor and related expenses	30,648	32,744	94,982	96,192
General and administrative expenses	12,343	11,418	37,138	35,130
Franchise expenses	11,407	10,488	36,476	31,961
Occupancy expenses	7,973	7,703	24,016	23,071
Other operating expenses(1)	18,757	18,385	55,128	51,538
Depreciation and amortization	3,973	4,034	11,789	11,755
Other segment expenses(2)	82	85	153	192
Total operating expenses	110,062	110,258	334,796	326,590
Income from operations	11,458	10,137	31,735	32,134
Interest expenses, net	1,122	1,536	3,505	4,627
Provision for income taxes	2,978	2,415	8,284	7,776
Total segment net income	$7,358	$6,186	$19,946	$19,731

(1)	Other operating expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, delivery service provider fees, restaurant supplies and other restaurant operating costs.
(2)	Other segment expenses include loss on disposal of assets, gain on recovery of insurance proceeds, net, loss on disposition of restaurants, and impairment and closed-store reserves.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, discussions of our current expectations, projections, intentions, or beliefs relating to our financial condition, results of operations, liquidity, prospects, growth, trends, strategies, and the industry in which we operate. You can identify forward-looking statements because they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events.. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected.

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

We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways that we expect. The forward-looking statements included in this report are made only as of the date hereof, and we caution you to not place undue reliance on any forward-looking statement made in this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

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

Market Trends and Uncertainties

As a result of recent California legislation increasing wages of fast food workers, we experienced an increase in our labor and regulatory compliance costs in fiscal 2024 and fiscal 2025. Although we have been able to substantially offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements, we expect these cost pressures to continue for the remainder of 2025, and we may not be able to offset cost increases in the future.

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

Growth Strategies and Outlook

As of September 24, 2025, we had 498 locations in seven states. In fiscal 2024, we opened two new company-operated restaurants in Nevada, and our franchisees opened two new restaurants, one in California and one in Texas. Additionally, we completed the sale of one restaurant within California to existing franchisees during fiscal 2024. For the thirty-nine weeks ended September 24, 2025, our franchisees opened one new restaurant in Arizona and two new restaurants in California, and they closed three restaurants in California. Additionally, during the thirty-nine weeks ended September 24, 2025, we completed the acquisition of one restaurant in California from an existing franchisee. Subsequent to quarter-end, the Company announced the opening of its 500th restaurant on October 14, 2025. This milestone reflects the continued execution of the Company’s growth strategy and marks a significant step in its expansion beyond its core California market.

We plan to continue to expand our business, drive restaurant sales growth, and enhance our competitive positioning by executing the following five key strategies:

●	Brand That Wins;
●	Hospitality Mindset;
●	Digital First;
●	Winning Unit Economics; and
●	Drive Unit Growth Again with National Expansion.

To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend. The success of these growth plans is not guaranteed.

Highlights and Trends

Revenue Overview

For the thirteen and thirty-nine weeks ended September 24, 2025, our total revenue was $121.5 million and $366.5 million, respectively. For the thirteen weeks ended September 24, 2025, our company-operated restaurant revenue was $100.7 million and $303.4 million, respectively, and our franchise and franchise advertising fee revenue was $20.8 million and $63.1 million, respectively.

Comparable Restaurant Sales

For the thirteen and thirty-nine weeks ended September 24, 2025, system-wide comparable restaurant sales decreased by 0.8% and 0.6%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and thirty-nine weeks ended September 24, 2025 decreased by 1.1% and increased by 0.2%, respectively. For company-operated restaurants, the quarter’s change in comparable restaurant sales consisted of a 1.3% decrease in average check size, partially offset by a 0.1% increase in transactions, and the year-to-date change in comparable restaurant sales consisted of a 1.6% increase in average check size, partially offset by a 1.3% decrease in transactions. For franchised restaurants, comparable restaurant sales decreased by 0.6% and 1.0% for the thirteen and thirty-nine weeks ended September 24, 2025, respectively. Refer to “Comparable Restaurant Sales” definition in the section titled “Key Performance Indicators” below.

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirty-nine weeks ended September 24, 2025, were as follows:

	Thirty-Nine Weeks Ended	Fiscal Year Ended
	September 24, 2025	2024	2023	2022
Company-operated restaurant activity(1):
Beginning of period	173	172	188	189
Openings	—	2	2	4
Restaurant sale to Company	1	—	—	—
Restaurant sale to franchisee	—	(1)	(18)	(3)
Closures	—	—	—	(2)
Restaurants at end of period	174	173	172	188
Franchised restaurant activity:
Beginning of period	325	323	302	291
Openings	3	2	3	9
Restaurant sale to Company	(1)	—	—	—
Restaurant sale to franchisee	—	1	18	3
Closures	(3)	(1)	—	(1)
Restaurants at end of period	324	325	323	302
System-wide restaurant activity:
Beginning of period	498	495	490	480
Openings	3	4	5	13
Closures	(3)	(1)	—	(3)
Restaurants at end of period	498	498	495	490
(1)	Our restaurant count includes 498 domestic restaurants and excludes the eight licensed restaurants in the Philippines, as well as the two previously licensed restaurants in the Philippines that were closed during the thirty-nine weeks ended September 24, 2025.

Restaurant Remodeling

During the thirty-nine weeks ended September 24, 2025, we completed a total of 34 remodels 7 of which were company-operated restaurant remodels. Considering our efforts to finalize our new prototype design, we currently expect to complete at least 55 company-operated restaurant and franchise remodels for fiscal 2025. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is approximately $0.4 million per restaurant.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of September 24, 2025 and December 25, 2024, the revenue allocated to loyalty points that had not been redeemed was $1.1 million and $0.8 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 4.6 million loyalty program members as of September 24, 2025.

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

Comparison of Results of Operations

Our operating results for the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024 are expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, and are compared in the tables below.

	Thirteen Weeks Ended
	September 24, 2025		September 25, 2024		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$100,721	82.9	$101,178	84.0	$(457)	(0.5)
Franchise revenue	12,864	10.6	11,330	9.4	1,534	13.5
Franchise advertising fee revenue	7,935	6.5	7,887	6.6	48	0.6
Total revenue	121,520	100.0	120,395	100.0	1,125	0.9
Cost of operations(1)
Food and paper costs	24,879	24.7	25,401	25.1	(522)	(2.1)
Labor and related expenses	30,648	30.4	32,744	32.4	(2,096)	(6.4)
Occupancy and other operating expenses	26,730	26.5	26,088	25.8	642	2.5
Company restaurant expenses(1)	82,257	81.6	84,233	83.3	(1,976)	(2.3)
General and administrative expenses	12,343	10.2	11,418	9.5	925	8.1
Franchise expenses	11,407	9.4	10,488	8.7	919	8.8
Depreciation and amortization	3,973	3.3	4,034	3.4	(61)	(1.5)
Loss on disposal of assets	73	0.1	77	0.1	(4)	(5.2)
Impairment and closed-store reserves	9	0.0	8	0.0	1	12.5
Total expenses	110,062	90.6	110,258	91.6	(196)	(0.2)
Income from operations	11,458	9.4	10,137	8.4	1,321	13.0
Interest expense, net of interest income	1,122	0.9	1,536	1.3	(414)	(27.0)
Income before provision for income taxes	10,336	8.5	8,601	7.1	1,735	20.2
Provision for income taxes	2,978	2.5	2,415	2.0	563	23.3
Net income	$7,358	6.0	$6,186	5.1	$1,172	18.9
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

	Thirty-Nine Weeks Ended
	September 24, 2025		September 25, 2024		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$303,404	82.8	$300,638	83.8	$2,766	0.9
Franchise revenue	39,419	10.8	34,329	9.6	5,090	14.8
Franchise advertising fee revenue	23,708	6.4	23,757	6.6	(49)	(0.2)
Total revenue	366,531	100.0	358,724	100.0	7,807	2.2
Cost of operations(1)
Food and paper costs	75,114	24.8	76,751	25.5	(1,637)	(2.1)
Labor and related expenses	94,982	31.3	96,192	32.0	(1,210)	(1.3)
Occupancy and other operating expenses	79,144	26.1	74,609	24.8	4,535	6.1
Company restaurant expenses(1)	249,240	82.2	247,552	82.3	1,688	0.7
General and administrative expenses	37,138	10.1	35,130	9.8	2,008	5.7

Franchise expenses	36,476	10.0	31,961	8.9	4,515	14.1
Depreciation and amortization	11,789	3.2	11,755	3.3	34	0.3
Loss on disposal of assets	127	0.0	181	0.1	(54)	(29.8)
Gain on recovery of insurance proceeds, net	—	—	(41)	(0.0)	41	N/A
Loss on disposition of restaurants	—	—	7	0.0	(7)	N/A
Impairment and closed-store reserves	26	0.0	45	0.0	(19)	(42.2)
Total expenses	334,796	91.3	326,590	91.0	8,206	2.5
Income from operations	31,735	8.7	32,134	9.0	(399)	(1.2)
Interest expense, net of interest income	3,505	1.0	4,627	1.3	(1,122)	(24.2)
Income before provision for income taxes	28,230	7.7	27,507	7.7	723	2.6
Provision for income taxes	8,284	2.3	7,776	2.2	508	6.5
Net income	$19,946	5.4	$19,731	5.5	$215	1.1
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended September 24, 2025, company-operated restaurant revenue decreased $0.5 million, or 0.5%, from the comparable period in the prior year. The decrease in company-operated restaurant revenue was mainly due to a decrease in company-operated comparable restaurant revenue of $1.2 million, or 1.1%, partially offset by $0.7 million of additional sales from the opening of two restaurants during or after the third quarter of 2024. The company-operated comparable restaurant sales decrease consisted of a 1.3% decrease in average check size, partially offset by a 0.1% increase in transactions.

Year-to-date, company-operated restaurant revenue increased $2.8 million, or 0.9%, from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to $2.5 million of additional sales from the opening of two restaurants during or after the first quarter of 2024, as well as an increase in company-operated comparable restaurant revenue of $0.6 million, or 0.2%. The company-operated comparable restaurant sales increase consisted of a 1.6% increase in average check size due to increases in menu prices, partially offset by a 1.3% decrease in transactions. This company-operated restaurant revenue increase was partially offset by a $0.2 million decrease in revenue recognized for our loyalty program.

Franchise Revenue

For the quarter ended September 24, 2025, franchise revenue increased $1.5 million, or 13.5%, from the comparable period in the prior year. This increase was primarily due to the $0.9 million in franchisee IT pass through revenue related to the franchisee rollout of the new Point of Sale (“POS”) system, which was offset by a corresponding increase in franchise expenses. In addition, the increase in franchise revenue was due to the five franchise-operated restaurant openings during or subsequent to the third quarter of 2024 and a true up of royalty rates, partially offset by a franchise comparable restaurant sales decrease of 0.6%.

Year-to-date, franchise revenue increased $5.1 million, or 14.8%, from the comparable period in the prior year. This increase was primarily due to the $4.3 million in franchisee IT pass through revenue related to the franchisee rollout of the new POS system which is offset by a corresponding increase in franchise expenses. In addition, the increase in franchise revenue was due to the five franchise-operated restaurant openings during or subsequent to the first quarter of 2024. The increase in franchise revenue was partially offset by a franchise comparable restaurant sales decrease of 1.0%.

Franchise Advertising Fee Revenue

For the quarter ended September 24, 2025, franchise advertising fee revenue increased less than $0.1 million, or 0.6%, from the comparable period in the prior year. Year-to-date, franchise advertising fee revenue decreased less than $0.1 million, or 0.2%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the fluctuations for the quarter were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended September 24, 2025, food and paper costs decreased $0.5 million, or 2.1%, from the comparable period in the prior year. Year-to-date, food and paper costs decreased $1.6 million, or 2.1%, from the comparable period in the prior year.

The decrease in food and paper costs for both the quarter and year-to-date periods was primarily due to lower sales combined with cost-management initiatives and commodity deflation, partially offset by increased discounts. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 24.7%, down from 25.1% in the comparable period of the prior year. Year-to-date, food and paper costs as a percentage of company-operated restaurant revenue were 24.8%, down from 25.5% in the comparable period of the prior year. The percentage decrease for both the quarter and year-to-date periods was primarily due to menu price increases and the cost decreases highlighted above, partially offset by increased discounts.

Labor and Related Expenses

For the quarter ended September 24, 2025, labor and related expenses decreased $2.1 million, or 6.4%, from the comparable period in the prior year. The decrease in labor and related expenses for the quarter was primarily due to a $1.3 million reduction in costs related to improved labor efficiencies as part of our cost-management initiatives and $0.5 million decrease related to the decrease in sales and a $0.3 million decrease in other labor-related expenses.

Year-to-date, labor and related expenses decreased $1.2 million, or 1.3%, from the comparable period in the prior year. The decrease for the year-to-date period was due primarily to $3.8 million reduction in costs related to the improved labor efficiencies discussed above, as well as a $0.6 million decrease in other labor-related expenses. The decrease in labor and related expenses for the year was partially offset by a $3.2 million increase due to higher wage rates during fiscal 2025 as a result of legislative increases in the California state minimum wage, which became effective April 1, 2024.

For the quarter ended September 24, 2025, labor and related expenses as a percentage of company-operated restaurant revenue were 30.4%, down from 32.4% in the comparable period in the prior year. Year-to-date labor and related expenses as a percentage of company-operated restaurant revenue were 31.3%, down from 32.0% in the comparable period in the prior year primarily. The percentage change for both the quarter and year-to-date periods was driven by higher menu prices and the improved labor efficiencies, partially offset by the higher wage rates and higher labor-related costs.

Occupancy and Other Operating Expenses

For the quarter ended September 24, 2025, occupancy and other operating expenses increased $0.6 million, or 2.5%, from the comparable period in the prior year. The increase was primarily due to increases of $0.3 million in software maintenance, $0.3 million in occupancy and $0.2 million in marketplace delivery fees, partially offset by $0.2 million decrease in utilities and repairs and maintenance costs.

Year-to-date, occupancy and other operating expenses increased $4.5 million, or 6.1%, from the comparable period in the prior year primarily due to increases of $1.0 million in occupancy, $0.9 million in marketplace delivery fees, $0.8 million in software maintenance, $0.6 million in utilities, $0.3 million in operating supplies, $0.2 million in credit card charges and $0.7 million in other operating expenses.

For the quarter ended September 24, 2025, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 26.5%, up from 25.8% in the comparable period in the prior year. Year-to-date, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 26.1%, up from 24.8% in the comparable period of the prior year. Both the quarter and year-to-date period increases resulted from the cost increases highlighted above.

General and Administrative Expenses

For the quarter ended September 24, 2025, general and administrative expenses increased $0.9 million, or 8.1%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $0.3 million increase in stock compensation expenses, a $0.2 million increase in legal and professional fee costs related to shareholder activism and related matters, a $0.2 million increase in restructuring costs, a $0.1 million increase related to additional rent expense in connection with our corporate office relocation and a $0.1 million increase due to the implementation of enterprise resource planning (“ERP”) system.

Year-to-date, general and administrative expenses increased $2.0 million, or 5.7%, from the comparable period in the prior year. The increase for the year-to-date period was due primarily to a $1.6 million increase in legal and professional fee costs related to shareholder activism and related matters and $1.2 million increase in stock compensation expenses. The general and administrative expenses increase was partially offset by $0.6 million received from a legal settlement, net of legal expenses and a $0.3 million decrease in restructuring and executive transition costs.

For the quarter ended September 24, 2025, general and administrative expenses as a percentage of total revenue were 10.2%, up from 9.5% in the comparable period of the prior year. Year-to-date, general and administrative expenses as a percentage of total revenue were 10.1%, up from 9.8% in the comparable period of the prior year. The percentage increase for both the quarter and year-to-date periods is primarily due to the cost increases discussed above.

Franchise Expenses

For the quarter ended September 24, 2025, franchise expenses increased $0.9 million, or 8.8%, from the comparable period in the prior year. Year-to-date, franchise expenses increased $4.5 million, or 14.1%, from the comparable period in the prior year. The increase for both quarterly and year-to-date periods was due to the $0.9 million and $4.3 million in IT pass-through expenses, respectively, primarily resulting from franchisees rolling out the new POS system.

Loss on Disposition of Restaurants

During the thirty-nine weeks ended September 25, 2024, we completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the thirteen and thirty-nine weeks ended September 25, 2024. Since the date of the sale, this restaurant is now included in the total number of franchised El Pollo Loco restaurants.

Impairment and Closed-Store Reserves

During the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024, we did not record any non-cash impairment charges. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

When a restaurant is closed, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense. Additionally, any property tax and CAM payments relating to closed restaurants are included within closed-store expense. During both the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

Interest Expense, Net

For the quarter ended September 24, 2025, interest expense, net, decreased $0.4 million from the comparable period in the prior year. For the year-to-date period, interest expense, net, decreased $1.1 million from the comparable period in the prior year. Both the quarter and year-to-date period decrease in interest expense was primarily related to the lower interest rates in the fiscal 2025 and lower outstanding balances on our 2022 Revolver (as defined below) versus the comparable periods in the prior year.

Income Tax Receivable Agreement

On May 29, 2024, we terminated most of the obligations under the Tax Receivable Agreement (“TRA”), with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $398,896. As of September 24, 2025, there was no remaining obligation owed on our condensed consolidated balance sheets.

Provision for Income Taxes

For the quarter ended September 24, 2025, we recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 28.8%. For the quarter ended September 25, 2024, we recorded an income tax provision of $2.4 million, reflecting an estimated effective tax rate of approximately 28.1%.

For the year-to-date period ended September 24, 2025, we recorded an income tax provision of $8.3 million, reflecting an estimated effective tax rate of approximately 29.3%. For the year-to-date period ended September 25, 2024, we recorded an income tax provision of $7.8 million, reflecting an estimated effective tax rate of approximately 28.3%.

The difference between the 21.0% statutory rate and our effective tax rate of 29.3% for the year-to-date period ended September 24, 2025 is primarily a result of state taxes and the impact of non-tax deductible executive compensation expense, and the impact of lower stock compensation expense related to vesting of restricted stock awards deductible for tax as compared to the cumulative amount recorded as stock-based compensation expense, partially offset by a Work Opportunity Tax Credit benefit.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with GAAP. System-wide sales are the sum of company-operated restaurant revenue and sales from franchised restaurants. Our total revenue in our condensed consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration. System-wide sales do not include the eight licensed stores in the Philippines. The total number of currently licensed stores reflects the closure of two licensed restaurants during the thirty-nine weeks ended September 24, 2025.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Company-operated restaurant revenue	$100,721	$101,178	$303,404	$300,638
Franchise revenue	12,864	11,330	39,419	34,329
Franchise advertising fee revenue	7,935	7,887	23,708	23,757
Total Revenue	121,520	120,395	366,531	358,724
Franchise revenue	(12,864)	(11,330)	(39,419)	(34,329)
Franchise advertising fee revenue	(7,935)	(7,887)	(23,708)	(23,757)
Sales from franchised restaurants	179,788	178,794	533,596	532,830
System-wide sales(1)	$280,509	$279,972	$837,000	$833,468
(1)	System-wide sales do not include the eight licensed stores in the Philippines.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 24, 2025 and September 25, 2024, there were 485 and 482 comparable restaurants, 171 and 168 company-operated restaurants, and 314 and 314 franchised restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Restaurant contribution:
Income from operations	$11,458	$10,137	$31,735	$32,134
Add (less):
General and administrative expenses	12,343	11,418	37,138	35,130
Franchise expenses	11,407	10,488	36,476	31,961
Depreciation and amortization	3,973	4,034	11,789	11,755
Loss on disposal of assets	73	77	127	181
Gain on recovery of insurance proceeds, net	—	—	—	(41)
Franchise revenue	(12,864)	(11,330)	(39,419)	(34,329)
Franchise advertising fee revenue	(7,935)	(7,887)	(23,708)	(23,757)
Impairment and closed-store reserves	9	8	26	45
Loss on disposition of restaurants	—	—	—	7
Restaurant contribution	$18,464	$16,945	$54,164	$53,086

Company-operated restaurant revenue:
Total revenue	$121,520	$120,395	$366,531	$358,724
Less:
Franchise revenue	(12,864)	(11,330)	(39,419)	(34,329)
Franchise advertising fee revenue	(7,935)	(7,887)	(23,708)	(23,757)
Company-operated restaurant revenue	$100,721	$101,178	$303,404	$300,638

Restaurant contribution margin (%)	18.3%	16.7%	17.9%	17.7%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 24, 2025	September 25, 2024	September 24, 2025	September 25, 2024
Net income	$7,358	$6,186	$19,946	$19,731
Non-GAAP adjustments:
Provision for income taxes	2,978	2,415	8,284	7,776
Interest expense, net of interest income	1,122	1,536	3,505	4,627
Depreciation and amortization	3,973	4,034	11,789	11,755
EBITDA	$15,431	$14,171	$43,524	$43,889
Stock-based compensation expense (a)	1,369	1,080	4,116	2,897
Loss on disposal of assets (b)	72	77	127	181
Impairment and closed-store reserves (c)	9	8	26	45
Loss on disposition of restaurants (d)	—	—	—	7
Legal settlements (e)	—	—	(619)	—
Special legal and professional fees expense (f)	162	—	1,557	—
Duplicate rent expense for corporate office relocation (g)	103	—	103	—
ERP software implementation costs (h)	104	—	104	—
Gain on recovery of insurance proceeds, net (i)	—	—	—	(41)
Restructuring and executive transition costs (j)	168	—	878	1,194
Pre-opening costs (k)	—	116	1	197
Adjusted EBITDA	$17,418	$15,452	$49,817	$48,369
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss or gain on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closing restaurants. During both the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024, we did not record any non-cash impairment charges. During both the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.
(d)	During the thirty-nine weeks ended September 25, 2024, we completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the thirty-nine weeks ended September 25, 2024.
(e)	Includes $0.6 million received from legal settlement, net of legal expenses.
(f)	Consists of legal and professional costs related to shareholder activism and related matters.
(g)	Consists of duplicate rent expense for the corporate headquarter relocation.
(h)	Represents costs incurred in connection with the implementation of new ERP system which are included in general and administrative expenses.
(i)	During the thirty-nine weeks ended September 25, 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and lost profits, net of the related costs, is included in the accompanying condensed consolidated statements of income, for the thirty-nine weeks ended September 25, 2024, as a reduction of company restaurant expenses.
(j)	Consists of costs associated with the transition of certain executive officers, such as severance and stock-based compensations costs and costs associated with restructuring certain positions in the organization during the thirteen and thirty-nine weeks ended September 24, 2025 and September 25, 2024, respectively.
(k)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 24, 2025	September 25, 2024
Net cash provided by (used in)
Operating activities	$34,166	$41,146
Investing activities	(13,811)	(14,437)
Financing activities	(11,967)	(26,102)
Net increase in cash	$8,388	$607

Operating Activities

For the thirty-nine weeks ended September 24, 2025, net cash from operating activities decreased by $7.0 million from the comparable period of the prior year. This change was due to unfavorable working capital fluctuations compared to the same period in the prior year.

Investing Activities

For the thirty-nine weeks ended September 24, 2025, net cash used in investing activities decreased by $0.6 million from the comparable period of the prior year. This change was primarily due to a decrease in purchase of property and equipment mostly related to restaurant remodeling during the thirty-nine weeks ended September 24, 2025 when compared to the prior year.

Financing Activities

For the thirty-nine weeks ended September 24, 2025, net cash used in financing activities changed by $14.1 million from the comparable period of the prior year. The change was primarily due to repurchases of shares of our common stock of $1.8 million during the thirty-nine weeks ended September 24, 2025 compared to repurchases of shares of our common stock of $19.3 million during the thirty-nine weeks ended September 25, 2024. The change was offset by a $10.0 million in net paydown on the 2022 Revolver during the thirty-nine weeks ended September 24, 2025 compared to a $8.0 million net pay downs during the thirty-nine weeks ended September 25, 2024.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 5.63% to 5.96% and 5.63% to 7.75% for the thirteen and thirty-nine weeks ended September 24, 2025, respectively, and 6.52% to 6.95% and 6.52% to 6.96% for the thirteen and thirty-nine weeks ended September 25, 2024, respectively.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of September 24, 2025.

At September 24, 2025, we had $61.0 million in outstanding borrowings under the 2022 Revolver and two letters of credit in the amount of $10.3 million outstanding, and as a result, we had $78.7 million in borrowing availability.

See Note 5, “Long-term debt” in the “Notes to Condensed Consolidated Financial Statements” for additional information.

Material Cash Requirements

Our material cash requirements as of September 24, 2025 have not changed materially since those disclosed under “Material Cash Requirements” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2024. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) purchasing commitments for chicken, (iv) restaurant finance lease payments, and (v) capital expenditures.

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

For the thirty-nine weeks ended September 24, 2025, we repurchased 163,229 of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $1.8 million.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of September 24, 2025, we had outstanding borrowings of $61.0 million under our 2022 Revolver, $10.3 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.6 million on an annualized basis.

During the thirteen and thirty-nine weeks ended September 24, 2025, we borrowed $1.0 million and $9.0 million, respectively, and paid down $9.0 million and $19.0 million, respectively, on our 2022 Revolver and the outstanding balance as of September 24, 2025 was $61.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 24, 2025.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended September 24, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of common stock in the quarterly period ended September 24, 2025 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
June 26, 2025 to July 23, 2025	—		$—	—	$-
July 24, 2025 to August 20, 2025	479		$10.28	—	$-
August 21, 2025 to September 24, 2025	4,784		$10.68	—	$-
Total	5,263	(1)		—

(1) Consists of 5,263 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

The Share Repurchase Program expired on March 31, 2025.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

Insider Trading Arrangements

During the thirty-nine weeks ended September 24, 2025, none of the Company’s directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Index

Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number

3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	6/5/2025	001-36556

3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556

3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	2/2/2024	001-36556

31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Schema Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File - the cover page interactive data file does not	X

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

El Pollo Loco Holdings, Inc.
(Registrant)

Date: October 31, 2025	/s/ Elizabeth Williams
Elizabeth Williams
Chief Executive Officer
(duly authorized officer)
Date: October 31, 2025	/s/ Ira Fils
Ira Fils
Chief Financial Officer
(principal financial and accounting officer)