Form 10-K
period 2025-12-31
El Pollo Loco Holdings, Inc.
filed 2026-03-13
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 001-36556

EL POLLO LOCO HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-3563182
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

575 Anton Blvd., Suite 1100, Costa Mesa, California	92626
(Address of principal executive offices)	(Zip Code)

(714) 599-5000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	LOCO	The Nasdaq Stock Market LLC
Rights to Purchase Series A Preferred Stock, par value $0.01 per share		The Nasdaq Stock Market LLC

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

As of June 25, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common equity held by non-affiliates was approximately $133.9 million.

As of March 6, 2026, there were 29,956,259 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III hereof incorporates by reference certain portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders to be filed not later than 120 days after the end of the registrant’s 2025 fiscal year.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking statements” within the meaning of federal securities laws that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. You can identify forward-looking statements because they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning used in connection with any discussion of the timing or nature of future operating or financial performance or other events. They appear in a number of places throughout this Annual Report and include statements regarding our intentions, beliefs or current expectations concerning, among other things, our results of operations, financial condition, liquidity, prospects, growth, trends, strategies and the industry in which we operate. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected.

While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this Annual Report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to, those listed under “Summary Risk Factors” below and under “Item 1A. Risk Factors” of this Annual Report, as such risk factors may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission.

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

Website References

In this Annual Report, we make references to our website at elpolloloco.com. References to our website through this Annual Report are provided for convenience only and the content on our website does not constitute a part of, and shall not be deemed incorporated by reference into, this Annual Report.

The following is a summary of certain key risk factors for investors in our securities. You should read this summary together with the more detailed description of risks and uncertainties discussed under Item 1A. “Risk Factors” in this Annual Report before investing in our securities.

Summary Risk Factors

Risks Related to Our Operations

●	We may be unsuccessful in opening new company-operated or franchised restaurants or in establishing new markets, which could adversely affect our growth.
●	We may not be able to compete successfully, including with other quick-service and fast casual restaurants.
●	We are vulnerable to changes in political and economic conditions such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.
●	If we are unable to attract, develop, assimilate, and retain employees, we may not be able to grow or successfully operate our business.
●	Our business could be negatively affected by regional geographic concentrations.
●	Our inability or failure to execute our business continuity and response plan following a major disaster such as a natural disaster, terrorism, social unrest or a cybersecurity incident affecting our corporate facilities could materially adversely affect our business.

●	Our long-term success depends in part on our ability to effectively identify and secure appropriate sites for new restaurants.
●	We have incurred, and may continue to incur, significant impairment of certain of our assets, in particular in our new markets.
●	Changes in food costs, supply costs, and other operating expenses, especially for chicken could adversely affect our business, financial condition, and results of operations.
●	Public health crises have had, and may in the future have, a significant negative impact on our business, sales, results of operations and financial condition.
●	Negative social media and other negative publicity could have a material adverse impact on our business.
●	We rely on our ability to continue to expand our digital business, delivery orders and catering, and these business lines are subject to various risks.
●	Food-borne illness and other food safety and quality concerns may negatively impact our business and profitability.
●	Failure to receive timely deliveries of food or other supplies could result in a loss of revenue and materially and adversely impact our operations.
●	Our level of indebtedness, and restrictions under our credit facility, could materially and adversely affect our business, financial condition, and results of operations.
●	Our marketing programs may not be successful, and our new menu items, advertising campaigns, and restaurant designs and remodels may not generate increased sales or profits.
●	Adverse changes in our franchisees’ economic position could have adverse consequences to us.
●	We are dependent on the success of our franchisees, but have limited control with respect to their operations, which could have a negative impact on our business.
●	If our relations with existing or potential franchisees deteriorate, restaurant performance and our development pipeline could suffer.
●	Our self-insurance programs may expose us to significant and unexpected costs and losses.
●	We are party to long-term and non-cancelable leases, and we may be unable to renew leases at the ends of their terms.
●	If we are unable to achieve our corporate responsibility goals, our reputation and results of operations could be adversely affected.

Risks Related to Information Technology and Data Security

●	Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.
●	If we are unable to protect our customers’ payment method data or personal information, we could be exposed to data loss, litigation, liability, and reputational damage.

Risks Related to Intellectual Property

●	The failure to enforce and maintain our trademarks and protect our other intellectual property could materially and adversely affect our business, including our ability to establish and maintain brand awareness.

Risks Related to Government Regulation and Litigation

●	Matters relating to employment and labor law may adversely affect our business.
●	We are from time to time the target of class action lawsuits and other claims proceedings, which could adversely affect our business and results of operations.
●	If we or our franchisees face labor shortages or increased labor costs, our results of operations and growth could be adversely affected.
●	We are subject to extensive laws, government regulation, and other legal requirements and our failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies and results of operations.
●	Legislation and regulations regarding certain of our menu offerings, new information or attitudes regarding diet and health, or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.
●	We may become subject to liabilities arising from environmental laws that could increase our operating expenses and materially and adversely affect our business and results of operations.

Risks Related to Ownership of Our Common Stock

●	Our quarterly operating results may fluctuate significantly due to seasonality and other factors, some of which are beyond our control, which could adversely affect the market price of our common stock.
●	Future offerings of debt or equity securities by us may adversely affect the market price of our common stock or dilute the ownership of our existing stockholders.

●	Delaware law, our organizational documents, our shareholder rights agreement and our existing and future debt agreements may impede or discourage a takeover, depriving our investors of the opportunity to receive a premium for their shares.
●	Shareholder activism could cause us to incur significant expense, disrupt our business, result in a proxy contest or litigation and impact our stock price.

PART I

Unless otherwise specified in this Annual Report, or the context otherwise requires, terms “El Pollo Loco,” “the Company,” “our company,” “we,” “us,” and “our” mean El Pollo Loco Holdings, Inc. (“Holdings”), together with its subsidiaries.

ITEM 1.BUSINESS

Our Company

We opened our first location on Alvarado Street in Los Angeles, California, in 1980, and have grown our restaurant system to 503 domestic restaurants, comprised of 175 company-operated and 328 franchised restaurants as of December 31, 2025. Our restaurants are located principally in California, but also in Arizona, Nevada, Texas, Utah, Colorado, Washington and Louisiana. Additionally, as of December 31, 2025, we had 8 licensed restaurants in the Philippines. Our typical restaurant is a free-standing building with drive-thru service that ranges in size from 2,200 to 3,000 square feet with seating for approximately 50 to 70 people.

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant (“LSR”) market segment. We believe that our market position to make and serve quality chicken that is fast and easy sets El Pollo Loco apart. Our distinctive menu features our signature product, citrus-marinated fire-grilled chicken, served in a variety of Mexican-inspired entrees, like burritos, tostadas, and salads, as well as bone-in chicken meals available in a variety of sizes to feed individuals and larger groups. Our entrees include favorites such as tostadas, burritos, bowls, and salads, and we offer a variety of fresh salsas and delicious dressings that give our customers the opportunity to customize their meals. Our distinctive menu with high quality chicken entrees appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day, including at lunch and dinner.

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company or franchised restaurants. Financial information about our operations, including our revenues and expenses for fiscal 2025, 2024 and 2023, and our total assets as of the end of fiscal 2025 and 2024, is included in our “Audited Consolidated Financial Statements” and accompanying “Notes to Consolidated Financial Statements” in this Annual Report. See “Item 8. Financial Statements and Supplementary Data.”

Our Industry

The restaurant industry is divided into two market segments: full service and limited service. We operate within the LSR segment, and we strive to offer the food and dining experience of a fast-casual restaurant and the speed, value, and convenience of a quick-service restaurant (“QSR”). We strive to offer menu options that are made with fresh ingredients and provide a quality, “better for you” alternative to typical fast food, all while using Mexican flavors to make our food craveable and delicious.

Our Competitive Strengths

We believe that the following strengths differentiate us from our competitors and serve as the foundation for our continued growth:

Unique Menu with Broad Appeal.

We believe that our food, which is quality fire-grilled chicken served in a variety of freshly prepared meals and entrees and inspired by broadly appealing Mexican flavors and served in contemporary restaurant environments at reasonable prices positions us well to satisfy the needs of a wide customer base by appealing to the broader general market who seek convenient quality meals at reasonable prices. We provide our customers with the opportunity to enjoy citrus-marinated, fire-grilled chicken and entrees containing fresh ingredients, like avocados, tomatoes, and serrano peppers at price points that appeal to a broad consumer base. We believe that our entree prices are typically lower than the fast-casual segment, and a slight premium to the QSR segment. We prepare our entrees to order in approximately four minutes and customers can select from a variety of freshly prepared salsas to complement their meal selection. We also believe that our concept, which integrates the complexity of cooking real food in real kitchens with the speed of our service model and the skill of our trained Grill Masters, provides a layer of competitive insulation around our restaurant model. We believe that our positioning appeals to a broad customer base, and that our brand crosses over traditional age, ethnic, and income demographics, giving consumers the best of both the fast-casual and QSR segments. We seek to position ourselves as a differentiated restaurant concept, which we believe sources traffic from both dining segments and, as a result, we expect it to drive transaction growth in the future. We also frequently test and introduce innovative new products. For example, we are currently testing chicken tenders and sandwiches, products which we expect to launch to our restaurant system during fiscal year 2026.

Mexican-Inspired, Freshly-Prepared Fire-Grilled Chicken and Entrees.

Our signature product is our chicken, marinated with a proprietary recipe of citrus juice, pineapple, garlic, and spices, which serves as the foundation of our distinctive menu of flavorful bone-in chicken meals and entrees. With menu items such as our signature Fire-Grilled Chicken Meals and Family Meals, Double Chicken Tostada, the Original Pollo Bowl®, Guacamole Chicken Burrito, and Double Pollo Salads, we believe that we offer our customers a quality alternative to traditional food on-the-go. The majority of our menu items are prepared in-restaurant using fresh ingredients, including our bone-in chicken and chicken breast filets, rice, salsas, and cilantro dressing. Our entrees and meals start with our chicken, which is marinated in our restaurants daily. From there, our Grill Masters fire-grill and hand-chop our chicken to order. Our team members create our salsas and Creamy Cilantro dressing with fresh tomatoes, avocados, serrano peppers, and cilantro, and our rice and beans are seasoned and simmered in our restaurants throughout each day.

Our individual and family-sized chicken meals appeal to customers looking to dine at the restaurant or take out during dinnertime, while our Mexican-inspired entrees draw traffic from customers at lunchtime or for an afternoon snack, thereby enabling us to generate sales split almost equally between lunch and dinner. We believe that our family-sized chicken meals provide an affordable and more convenient alternative for families looking to solve the “dinnertime dilemma” of providing their families with high-quality meals without investing significant time or money.

Operations Infrastructure that Allows for Real-Time Control, Fast Feedback, and Innovation.

We believe that satisfying our customers’ dining needs is the foundation for our business, and we have an operations platform that allows us to measure our performance in meeting and exceeding those needs. We utilize an operations dashboard that aggregates real-time, restaurant-level information for many aspects of our business. The dashboard provides corporate and field management, as well as restaurant-level operators, with insight into how we are performing from the customer’s perspective. In addition, all company-operated restaurants utilize digital “communication boards,” which communicate sales, cost and consumer data in real time to our restaurant managers.

Developing High Average Unit Volumes (“AUVs”) and Strong Unit Economics One Chicken at a Time.

We seek to position ourselves as a differentiated LSR business, which we believe drives restaurant operating results that are competitive with other leading restaurant concepts in both the fast-casual and QSR industry segments. We believe that our restaurant model is designed to generate strong cash flow, consistent restaurant-level financial results, and compelling returns on invested capital. In 2025, our company-operated restaurants generated average annual sales per restaurant of approximately $2.3 million and restaurant-level contribution margins of 17.8%.

Experienced Leadership.

Most of our senior management team has extensive operating experience in the restaurant industry. Members of the senior leadership team include Elizabeth Williams as our Chief Executive Officer, Ira Fils as our Chief Financial Officer, Jason Weintraub as our Chief Legal and People Officer, Tim Welsh as our Chief Development Officer, Jill Adams as our Chief Marketing Officer, Vadim Parizher, Chief Technology Officer, and Clark Matthews as our Chief Information Officer.

Our Growth Strategy

We believe that we are well-positioned for sales growth because of our position in the high growth chicken category, appeal to a broad customer base, quality ingredients and a menu with broadly appealing Mexican flavors, disciplined business model, and strong unit economics. In 2025, 2024 and 2023, our comparable restaurant sales grew 0.3%, 2.8%

and 0.3%, respectively. We plan to continue to expand our business, drive restaurant sales growth and increase company profits by executing our Strategic Plan, which consists of the following five key strategies:

Brand That Wins

We believe that being the flavorful, affordable, quality chicken leader, reinforced with our marketing and product offering, positions us to deliver on our first strategic pillar, Brand That Wins. Our marketing and advertising focuses on quality and freshly prepared ingredients to reinforce the cooking we do in our restaurants every day. Our chicken is our differentiator. We marinate, grill, chop, and shred chicken every day in our restaurants to deliver delicious fire-grilled chicken to our customers. Our grilled chicken is versatile and is offered in bone-in and boneless options, giving our customers choice and variety. Our chicken will continue to be the focus of our advertising campaigns and consumer messaging, and we believe that we are positioned uniquely to be a healthier alternative in the fast food marketplace.

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

We believe that our seasonal product calendar is an effective way to keep customers engaged with the brand throughout the year, featuring both existing product platforms, like Chicken Quesadillas and Double Chicken Burrito Bowls, and limited-time offers like our Baja Tostadas. Our key points of differentiation are communicated through our advertising campaigns, which highlights our food quality and flavorful entrees. We tailor our message across television and direct mail, which garners broad exposure, to our Loco Rewards loyalty program, as well as through various social media platforms where we engage in more personalized marketing.

Hospitality Mindset

Serving our customers and delivering on exceptional hospitality begins with having an operations and training model that allows for consistent delivery of our products and services. We believe that simplifying our restaurant operations will further enhance our ability to attract and retain the best employees and further improve customer service. In 2025, we continued to implement initiatives to make it easier for our employees to operate our restaurants. These included standardizing product builds and reducing unique ingredients with our bowls and salads, using new equipment such as a chicken holding cabinet, which improves overall quality and chicken availability during off-peak hours, and self-ordering kiosks which make ordering easy for our customers. Our labor and deployment system continue to evolve and allow us to focus our team on serving customers quickly and efficiently, while maintaining our quality and service standards.

Initiatives currently in test include self-ordering kiosk enhancements which improve the customer ordering experience, and kitchen display screen enhancements which simplify product descriptions. These and other initiatives are intended to enable our restaurant employees to increase their focus on delivering exceptional hospitality and speed of service to our customers. We believe that this continued focus will lead to higher sales over the longer term.

Digital First

We believe that investing in consumer-facing technology is critical to further differentiating our brand and reaching customers for whom convenience and value are key decision factors. Our Loco Rewards loyalty program offers rewards that incentivize customers to visit our restaurants more each month. As of December 31, 2025, there were 5.3 million members in the Loco Rewards loyalty program, whom we target with segmented, dynamic campaigns with special offers tailored to each customer segment with the goals of increasing visit frequency and growing overall spend.

We also offer digital ordering through our mobile app, mobile web, and desktop web to provide convenient, easy ordering options for our customers. In addition to offering digital ordering through our website and mobile app, we participate in 3rd party delivery marketplaces. We currently have partnerships with DoorDash, Postmates, Uber Eats, and Grubhub. As of December 31, 2025, DoorDash maintained exclusivity for delivery orders placed directly with our restaurants. For orders placed directly from the restaurant, no fee is charged to the restaurant as the full delivery cost is borne by the customer.

In total, during fiscal 2025, all digital and delivery orders including mobile, web orders, and excluding kiosks constituted 13.8% of our total sales mix. As of December 31, 2025, all company-operated and franchise restaurants offered integrated delivery through a third-party service.

We plan to continue investing in our loyalty and delivery programs as well as other technology platforms that make it easier for customers to access our food.

Winning Unit Economics

We believe that creating strong margins is as important as driving topline sales. In 2024 we launched a concerted effort analyzing our product offering, labor, and controllables to determine areas of opportunity. Through this effort, we identified several workstreams to optimize product costs, supplier efficiencies, and labor deployment. While some of the savings were realized in 2024 and 2025, we believe that these initiatives will have a positive impact on overall profitability for future years as well.

In addition to managing cost of sales and operating expenses, we believe that a cost-improved restaurant prototype is critical to enhancing returns and supporting disciplined growth. Cost optimization efforts related to furniture, fixtures, and equipment (“FF&E”), layout, materials, and design standards were initiated at the end of 2024. Identified savings – particularly within FF&E – have been incorporated into new restaurant builds beginning in 2025. The full next-generation prototype, inclusive of identified cost savings to date, is expected to open in 2026.

Drive Unit Growth Again Through National Expansion

We believe that execution of our first four strategies will enable us to grow our restaurant base. Our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results and high returns on invested capital. During fiscal 2025, we opened nine new stores, of which eight were franchised and one was company-owned.

In addition to unit growth, we believe that remodels and refreshes to our existing fleet will keep El Pollo Loco relevant to our customers and keep them coming back. In 2025, we completed 17 company-operated restaurant remodels, and our franchisees completed 52 remodels. In 2026, we plan to continue our standard practices for remodels, including 25 to 35 company-operated and 30 to 40 franchised restaurants.

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

Site Selection and Expansion

Restaurant Development

We believe that our restaurant model is designed to generate strong cash flow, attractive restaurant-level financial results, and high returns on invested capital, which we believe provide us with a strong foundation for unit growth over the long-term. In 2025, one new company-operated restaurant was opened in California and eight new franchised restaurants were opened, two in California, one in Texas, two in Arizona, one in Colorado, one in New Mexico, and one in Washington. In fiscal 2026, we intend to open three to four new company-operated restaurants in California and Texas and 15 to 16 new franchised restaurants.

Site Selection Process

We consider the location of a restaurant to be a critical variable in its long-term success and as such, we devote significant effort to the investigation and evaluation of potential restaurant locations. Our in-house development team has extensive experience building such brands as Starbucks, QDOBA, Taco Bell, and Coffee Bean & Tea Leaf. We use a combination of our in-house development team and outside real estate consultants to locate, evaluate, and negotiate new sites using various criteria, including demographic characteristics, daytime population thresholds, and traffic patterns, along with the potential visibility of, and accessibility to, the restaurant. The process for selecting locations incorporates management’s experience and expertise and includes extensive data collection and analysis. Additionally, we use information and intelligence gathered from managers and other restaurant personnel that live in or near the neighborhoods that we are considering.

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

Operations

We utilize systems that are aimed at measuring our ability to deliver a great experience for our customers. These systems include customer surveys, social media ratings and speed-of-service performance trends. These results are then presented on an operations dashboard that displays the measures for corporate and restaurant-level management and franchisees to utilize in developing specific plans for continuous performance improvement. In addition, all company-operated restaurants utilize digital communication boards, which communicate real-time sales and other data to our restaurant managers.

We have food safety and quality assurance programs designed to maintain the highest standards for the food and the food preparation procedures that are used by both company-operated and franchised restaurants. We have a quality assurance team and employ third-party auditors that perform our workplace, brand standards, and food safety restaurant audits.

Managers and Team Members

Each of our restaurants typically has a general manager and two to three shift leaders and some restaurants have an assistant manager. There are between 15 and 35 team members per restaurant who prepare our food fresh daily and provide customer service. To lead our restaurant management teams, we have structure of area leaders, market leaders, and regional directors that report to our Vice President of Company Operations.

Training

Our team members are the heart of El Pollo Loco, and it is our responsibility to equip them with the skills and knowledge necessary to deliver our high standards and commitments to the customer and team member experience. We strive to find ways to simplify our methodology and invest in elevating our team members and leaders. In a rapidly evolving landscape, effective training depends not only on the quality of content but also on delivery methods. We believe in a blended approach to training to capture all audiences by integrating digital technology and traditional hands-

on training activities. To engage our growing base of multi-generational employees, we employ a Learning Management System called Pollo Zone, a tablet-based interactive learning tool. This platform is a central hub for all training efforts and features individual learner profiles to support engagement and accountability on our path toward investing in our people and their growth.

Franchise Program

We use a franchising strategy to increase new restaurant growth in certain markets, leveraging the ownership of entrepreneurs with specific local market expertise and requiring a relatively minimal capital commitment by us. As of December 31, 2025, we had a total of 328 franchised restaurants. Franchisees range in size from single-restaurant operators to our largest franchisee, which owned 79 restaurants as of December 31, 2025. Our existing franchise base consists of many successful, longstanding, multi-unit restaurant operators. As of December 31, 2025, approximately 83% of franchised restaurants were owned and operated by franchisees that had been with us for over 20 years.

We believe that the franchise revenue generated from our franchise base has historically served as an important source of stable and recurring cash flows to us, and we accordingly plan to expand our base of franchised restaurants. In existing markets, we encourage growth from current franchisees. In our expansion markets, we seek highly-qualified, well-capitalized and experienced new franchisees for multi-unit development opportunities.

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

Purchasing and Distribution

Maintaining a high degree of quality in our restaurants depends in part on our ability to acquire fresh ingredients, and other necessary supplies that meet our specifications, from reliable suppliers. We regularly inspect our vendors to ensure that products purchased conform to our standards and that prices offered are competitive. We have a quality assurance team and third-party accredited auditors that perform comprehensive supplier audits on a frequency schedule based on the potential food safety risk for each product. Starting in March 2025, Performance Food Group Customized Distribution (“PFG Customized”) was our new primary distributor for substantially all of our food and supplies, including the poultry that our restaurants receive from suppliers. Our primary distributor delivers supplies to most of our restaurants two to three times per week. Our restaurants in Texas, Louisiana and Colorado utilize regional distributors for produce. Our franchisees are required to use our primary distributor or an approved regional distributor, and franchisees must purchase food and supplies from approved suppliers. Poultry is our largest product cost item and represented approximately 37% of our total food and paper costs for 2025. Fluctuations in supply and in price can significantly impact our restaurant service and profit performance. We actively manage cost volatility for poultry by negotiating with multiple suppliers and entering into what we believe are the most favorable contract terms given existing market conditions. In the past, we have entered into contracts ranging from one to two years depending on current and expected market conditions. During fiscal 2025, we sourced poultry from five suppliers, with three accounting for approximately 97% of our purchases for fiscal 2025. During fiscal 2025, more than 80% of our poultry purchases have been contracted at a fixed price. Moving into fiscal 2026, we have entered into contracts with six suppliers.

Intellectual Property

We have registered El Pollo Loco ® , Let’s Get Loco ®, Pollo Bowl ® , and certain other names used by our restaurants as trademarks or service marks with the U.S. Patent and Trademark Office, and El Pollo Loco ® in approximately 40 foreign countries and the European Union. In addition, the El Pollo Loco logo, website name and address, Facebook, X (formerly Twitter), Instagram, Tik Tok, and YouTube accounts are our intellectual property. Our policy is to pursue and maintain registration of service marks and trademarks in those countries where business strategy requires us to do so, and to oppose vigorously any infringement or dilution of the service marks or trademarks in those countries. We maintain the recipe for our chicken marinade, as well as certain proprietary standards, specifications, and operating procedures, as trade secrets or as confidential proprietary information. Our business relies in significant part on licensing our intellectual property to franchisees who operate restaurants using our brand, trademarks, and system. Our franchise and renewal terms are typically 20 years.

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

Other than as described herein, the Company’s compliance with federal, state or local laws and regulations, including environmental laws, is not expected to materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict what laws will be enacted in the future, or how existing or future laws will be administered, interpreted or enforced. We also cannot predict the amount of future expenditures that we may need to make to comply with, or to satisfy claims and lawsuits relating to, these various laws and regulations. Further, more stringent and varied requirements of local government bodies with respect to zoning, land use and environmental factors could delay construction and increase development costs for new restaurants. Moreover, although we have not experienced, and do not anticipate, any significant problems in obtaining required licenses, permits, or approvals, any difficulties, delays, or failures in obtaining such licenses, permits, registrations, exemptions, or approvals could delay or prevent the opening of, or adversely impact the viability of, a restaurant in a particular area. Additionally, a significant portion of our hourly staff is paid at minimum wage rates consistent with the applicable federal, state, or local laws and, accordingly, increases in the applicable minimum wage will increase our labor costs. We are also subject to the Americans with Disabilities Act, which prohibits discrimination on the basis of disability in public accommodations and employment, and which may require us to design or modify our restaurants to make reasonable accommodations for disabled individuals.

See “Item 1A. Risk Factors” and the subsection titled “Environmental Matters” above in this Annual Report for a discussion of risks relating to federal, state, local and regulation of our business.

Management Information Systems

All of our company-operated and franchised restaurants use computerized point-of-sale and back-office systems, which we believe can scale to support our long-term growth plans. Our third-party point-of-sale system provides a touch-screen interface and is integrated with segmented Europay, Mastercard and Visa tokenized high speed credit and gift card processing hardware. Our point-of-sale system is used to collect daily transaction data, which provides daily sales and product mix information that we actively analyze.

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

Human Capital

As of December 31, 2025, we had approximately 4,034 employees, of whom approximately 3,857 were hourly restaurant employees comprised of 3,097 crewmembers, 172 general managers/acting general managers, 74 assistant managers, 483 shift leaders, and 31 employees in limited-time roles as acting managers or as managers in training. The remaining 177 employees were corporate and office personnel. None of our employees are part of a collective bargaining agreement, and we believe that our relationships with our employees are satisfactory.

We believe our efforts to maintain solid relationships with our employees are effective and are grounded in our “STRONG” company values – Simple, Together, Relentless, Ownership, Nimble, and Growth. Our primary human capital objective is employee engagement, which is dependent upon hiring, retaining, developing and motivating employees. We strive to build a culture centered around these values to drive performance and employee retention. We believe this mission is predicated on servant-led leadership, employee recognition and community involvement. We offer our employees both online and on-the-job training. Restaurant management trainees participate in comprehensive, multi-week training programs touching on all aspects of the operations, including restaurant leadership. We provide key restaurant leadership roles with a quarterly cash-based performance bonus awards. Our corporate employees are provided an annual performance bonus award. We also have an equity incentive compensation plan to provide certain management-level or other key employees with stock-based awards. We monitor our progress with metrics such as employee performance measures, turnover rates and restaurant customer surveys.

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

One of the key means to achieving our growth strategy is and will be through opening new restaurants and operating those restaurants on a profitable basis. In fiscal 2026, we plan to open three to four company-operated restaurant and our franchisees intend to open 15 to 16 restaurants. The ability to open new restaurants is dependent upon a number of factors, many of which are beyond our control, including our and our franchisees’ abilities to: identify available and suitable restaurant sites; compete for restaurant sites; reach acceptable agreements regarding the lease or purchase of locations; obtain or have available the financing required to acquire and operate a restaurant, including construction and opening costs; respond to unforeseen engineering or environmental problems with leased premises; avoid the impact of inclement weather and natural and man-made disasters; hire, train, and retain the skilled management and other employees necessary to meet staffing needs; obtain, in a timely manner and for an acceptable cost, required licenses, permits, and regulatory approvals; respond effectively to any changes in local, state, and federal law and regulations that adversely affect our and our franchisees’ costs or abilities to open new restaurants; and control construction and equipment cost increases for new restaurants. In addition, we may experience delays in our shop development and expansion plans due to unexpectedly long processing times or delays on the part of governmental agencies who issue necessary licenses, permits, and approvals. Delays in the permitting or licensure processes that may result from government shutdowns, staffing shortages, or similar actions that are out of our control, due to, among other things, loss of or uncertainty around federal funding, including the receipt of federal funding by states or state agencies where we operate, could lead to delays in building our shops and affect our shop development and expansion plans, which could harm our results of operations and financial condition.

If we are unable to successfully manage these risks and open new restaurants or sign new franchisees as anticipated, or if restaurant openings are significantly delayed, we could face increased costs and lower than anticipated sales and earnings in future periods.

As part of our longer-term growth strategy, we may enter into geographic markets in which we have little or no prior operating or franchising experience, including through company-operated restaurant growth and franchise development agreements. For example, we are pursuing new development agreements covering territories in Texas, Colorado, New Mexico, Idaho and Washington State. We currently have three restaurants in Colorado and opened our first locations in New Mexico, El Paso and Washington State in 2025. We plan on opening our first locations in Idaho in 2026. The challenges of entering new markets include (i) difficulties in hiring and training experienced personnel, (ii) unfamiliarity with local real estate markets and demographics, (iii) consumer unfamiliarity with our brand, and (iv) competitive and economic conditions, consumer tastes, and discretionary spending patterns that are different from and more difficult to predict or satisfy than in our existing markets. Any failure on our part to recognize or respond to these challenges may adversely affect the success of any new restaurants. Expanding our franchise system requires the implementation, expense, and successful management of enhanced business support systems, management information systems, and financial controls, as well as additional staffing, franchise support, and capital expenditures and working capital.

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

Some of our competitors have substantially greater financial and other resources to devote to innovation in products, technology, and market and consumer data analytics, including integration, use, or offering of new technologies, including artificial intelligence. We may be unable to offer new or innovative products and technologies to our customers that are offered by our competitors, or there may be a delay in our ability to innovate or implement new technologies. Any of these competitive factors may harm our business.

We are vulnerable to changes in political and economic conditions such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.

The restaurant industry is dependent upon consumer discretionary spending, which may be affected by general global economic conditions or other business conditions that may affect the desire or ability of our customers to purchase our products, including economic recessions or inflationary pressures. These conditions have also caused, and may continue to cause, increased labor, energy, commodity and other restaurant operating costs. In addition, we may be affected by higher consumer debt and interest rates, adverse conditions in the mortgage housing markets, high unemployment levels, increases in gas prices, declines in median income growth, lower consumer confidence, lower consumer discretionary spending and uncertainties due to geopolitical turmoil and potential national or international security concerns, including the recent outbreak of war in Iran. If the economy experiences a significant decline, our business, results of operations, our ability to access the capital markets and our ability to comply with the terms of our secured revolving credit facility could be materially and adversely affected, and we and our franchisees might decelerate the number and timing of new restaurant openings and/or the number of planned restaurant remodels. An actual or feared outbreak of disease, epidemic or pandemic, changes to regional or local economic conditions affecting consumer spending, or increased food or energy costs could also reduce consumer transactions or impose practical limits on pricing that could harm our business, financial condition, results of operations, and cash flow. In addition, political developments regarding U.S. relations with Mexico may harm our business. For example, increases in tariffs, restrictions on trade, or deterioration in American political or economic relations with Mexico could harm our brand and profitability. United States’ immigration laws are currently a topic of considerable political focus, and U.S. Immigration and Customs Enforcement (ICE) recently intensified certain of its immigration enforcement efforts. Changes in immigration or work authorization laws or additional enforcement activities of existing immigration or work authorization laws by federal or state authorities could increase labor costs for us or our suppliers and potentially impact consumer demand. More generally, changes in trade, labor, immigration policy, or work authorization laws, or additional enforcement activities of existing immigration or work authorization laws by federal or state authorities could raise our input prices, or reduce the supply of immigrants, who are in many cases our customers or employees, diminishing our sales and increasing our labor costs. In addition, factors that decrease consumer spending or increase security costs, such as social unrest, terrorist attacks or military action, including wars, may adversely affect our business.

Additionally, the U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries, including Mexico, with respect to trade policies, treaties, government regulations and tariffs. For example, on February 1, 2025, the U.S. government proposed tariffs up to 25% on imports from certain countries, including Mexico and Canada, and implemented other tariffs on countries including China, largely doing so under the International Emergency Economic Powers Act (“IEEPA”). However, on February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump that relied on the IEEPA as the basis. President Trump has subsequently expressed his intent to reinstate the tariffs through other means, and he has imposed temporary 15% tariffs on all countries under Section 122 of the Trade Act of 1974. Some of our produce, packaging and other items are procured from outside of the U.S. (including from Mexico, Canada and China), and any new or increased import duties, tariffs, trade sanctions or taxes, or other changes in U.S. trade or tax policy could result in higher food and supply costs that would adversely impact our financial results. While we are still evaluating the potential impacts of potential tariffs, as well as our ability to mitigate their related impacts, we anticipate it might adversely impact our revenue and cost of goods sold in the United States.

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

Our company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.9% of our revenue in fiscal 2025 and approximately 72% in fiscal 2024. Adverse changes in demographic, unemployment, economic, or regulatory conditions in the greater Los Angeles area or in the State of California, including, enforcement policies for and changes in immigration law, have had and may continue to have material adverse effects on our business.

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

We have incurred, and may continue to incur, significant impairment of certain of our assets, particularly in our new markets.

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

Changes in food costs, supply costs, and other operating expenses, especially for chicken could adversely affect our business, financial condition, and results of operations.

Our profitability depends in part on our ability to anticipate and react to changes in the cost of food, supplies, labor, construction and utilities. In 2025, the costs of certain commodities, labor, and other inputs necessary to operate our restaurants have increased. For example, our labor and regulatory compliance have been adversely impacted as a result of AB 1228 which increased the minimum wage at fast food restaurants such as ours to $20 an hour on April 1, 2024. As a result of AB 1228, our labor and regulatory compliance costs increased significantly. See the risk titled “Matters relating to employment and labor law may adversely affect our business” below for more information. In addition, we are susceptible to increases in food costs as a result of factors beyond our control, such as general economic conditions, seasonal economic fluctuations, weather conditions including wildfires and flooding, global demand, food shortages, food safety concerns, infectious diseases, fluctuations in the U.S. dollar, cyber-attacks, transportation issues, product recalls, and government regulations, including tariffs and other import restrictions on foreign produce and other goods. For example, we experienced inflationary pressures in recent years due to supply chain disruptions and commodity pricing volatility that adversely impacted and may continue to adversely impact our business and results of operations. Environmental and weather-related issues, which have been exacerbated by climate change, such as freezes, drought, wildfires, hurricanes and flooding, may also lead to increases, temporary or permanent, or spikes in the prices of some ingredients, such as produce and meat. Any increase in the prices of the ingredients most critical to our menu, in particular chicken, as well as corn, cheese, avocados, beans, rice, and tomatoes, could adversely compress our margins, or cause us to raise our prices, reducing customer demand. Alternatively, in the event of cost increases with respect to one or more of our raw ingredients, we might choose to temporarily suspend serving menu items, such as guacamole or one or more of our salsas, rather than pay the increased cost.

Our principal food product is chicken. In fiscal 2025, 2024, and 2023, the cost of chicken included in our product cost was approximately 9.0%, 9.3%, and 10.0%, respectively, of our revenue from company-operated restaurants. Material increases in the cost of chicken could materially and adversely affect our business, operating results, and financial condition. Changes in the cost of chicken are impacted by a number of factors, including seasonality, increases in the cost of grain, disease, and other factors that affect domestic and international supply of and demand for chicken products. Additionally, environmental and animal rights regulations or voluntary programs have in the past led to increases, and could lead to future increases in, the cost or supply of chicken and other foods. We often ask our suppliers to use fixed price contracts or other financial risk management strategies to reduce potential price fluctuations in the cost of chicken and other commodities. We have implemented menu price increases in the past to significantly offset increased chicken prices, due to competitive pressures and compressed profit margins. We may not be able to offset all or any portion of increased food and supply costs, or labor, construction and utility costs through higher menu prices in the future. If we implement further menu price increases in the future to protect our margins, average check size and restaurant transactions could be materially and adversely affected, at both company-operated and franchised restaurants.

Public health crises have had, and may in the future have, a significant negative impact on our business, sales, results of operations and financial condition.

Pandemics, epidemics or other public health crises, including avian flu outbreaks, have previously disrupted, and may in the future disrupt, our restaurant operations, including by causing temporary closures of some restaurants, closures of dining rooms, limited capacity restrictions, product supply shortages, and/or decreased operating hours for some restaurants due to government mandates and/or staffing shortages.

If future public health emergencies require us to temporarily close locations or result in a large number of our employees becoming unable to work, as has occurred in the past, our business and results of operations could be further adversely affected, which may also impact our financial condition. Such public health crises may also adversely affect our ability to implement our growth plans, including delays in the opening or construction of new restaurants or the remodel of existing restaurants, as they have done in the past.

Such crises have materially adversely affected, and may in the future so affect, our sales and operating costs, which could impact our asset values, including goodwill, derivative instruments and property and equipment assets, as well as our ability to meet certain covenant provisions in our debt arrangements in future periods, and have a material adverse effect on our financial results, future operations and liquidity.

Even after a new public health crisis has subsided, we may continue to experience negative impacts to our financial results due to the public health’s crisis impact on the economy in general, globally, nationally and in the local markets in which we operate, including the availability of credit generally, adverse impacts on our liquidity, and/or decreases in consumer discretionary spending that depress demand for our products. In addition, the perceived risk of infection or a resurgence of disease may adversely affect traffic to our restaurants and, in turn, may have a material adverse effect on our business, liquidity, financial condition and results of operations. Diseases associated with the products we sell, including the avian flu, may also adversely impact our business, even if our products are not directly impacted.

Negative social media and other negative publicity could have a material adverse impact on our business.

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

We rely on our ability to continue to expand our digital business, delivery orders and catering, and these business lines are subject to various risks.

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

Additionally, even if food or water-borne illnesses or other food safety issues or incidents were not identified at El Pollo Loco restaurants, our restaurant sales could be adversely affected, both financially and otherwise, if instances of similar incidents or reports at other QSRs or restaurant chains were highly publicized. In addition, our restaurant sales could be adversely affected by publicity regarding other high-profile illnesses, such as avian flu, that customers may associate with our food products.

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

Adverse changes in our franchisees’ economic position could have adverse consequences to us.

Adverse changes in the economic position of our franchisees, whether due to macroeconomic factors, such as inflation and increased labor and supply costs, or otherwise, could result in our franchisees filing for bankruptcy or becoming delinquent in their payments to us, which could have significant adverse impacts on our business, due to loss or delay in payments of (i) royalties, (ii) information technology (“IT”) support service fees, (iii) contributions to our advertising funds, and (iv) other fees. Bankruptcies by our franchisees could (i) prevent us from terminating their franchise agreements, so that we could offer their territories to other franchisees, (ii) negatively impact our market share and operating results, as we might have fewer well-performing restaurants, and (iii) adversely impact our ability to attract new franchisees.

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

We are dependent on the success of our franchisees, but have limited control with respect to their operations, which could have a negative impact on our business.

As of December 31, 2025, approximately 65% of our restaurants were franchised restaurants; therefore, our success relies on the financial success and cooperation of our franchisees. Because our franchisees are independent business operators and not our employees, we do not exercise control over the day-to-day operations of their restaurants. While we provide training and support to franchisees, and set and monitor operational standards, we have limited influence over how our franchisees’ businesses are run, and the quality of franchised restaurants may be diminished by any number of factors beyond our control. Consequently, franchisees may fail to operate their restaurants in fashions consistent with our standards and requirements, or to hire and train qualified managers and other restaurant personnel. If franchisees do not operate to our expectations, our image and reputation, and the images and reputations of other franchisees, may suffer materially, and system-wide sales could decline significantly.

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

We currently maintain employee health insurance coverage on a self-insured basis, and we carry large deductibles or self-insure portions of other insurance programs, such as workers’ compensation insurance. We do maintain stop loss coverage for health insurance, which sets a limit on our liability for both individual and aggregate claim costs.

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

We are party to long-term and non-cancelable leases, and may be unable to renew leases at the ends of their terms.

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

If we are unable to achieve our corporate responsibility goals, our reputation and results of operations could be adversely affected.

In addition to financial performance, companies increasingly are being judged by their performance on a variety of corporate responsibility factors. Investors, governmental agencies and self-regulatory organizations, including the Securities and Exchange Commission (“SEC”), the NYSE and the Financial Accounting Standards Board (the “FASB”), have increasingly focused on social and environmental sustainability achievements and disclosures, including with respect to climate change, energy use, packaging and waste, human rights, sustainable supply chain practices, animal health and welfare and water use. Achievement of our goals are subject to risks and uncertainties, many of which are outside of our control and may prove to be more difficult and costly than we anticipate. These risks and uncertainties include, but are not limited to, our ability to achieve our corporate responsibility goals within currently projected costs and expected timeframes; unforeseen operational and technological difficulties; the success of our collaboration with our suppliers and other third parties; and competitive pressures. Failure to achieve our goals could damage our reputation and relationships with our guests, investors and other stakeholders, which could have an adverse effect on our business, results of operations and stock price. Further, different stakeholder groups have divergent views on corporate responsibility matters, which increases the risk that any action or lack thereof with respect to corporate responsibility matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. Some contrary sentiment about certain corporate responsibility matters has gained some momentum across the United States. If we do not successfully manage corporate responsibility-related expectations across these varied stakeholder interests, we may face scrutiny, reputational risk, lawsuits, or market access restrictions from these parties regarding our corporate responsibility initiatives.

Risks Related to Information Technology and Data Security

Information technology system failures or breaches of our network security could interrupt our operations and adversely affect our business.

From time to time, we experience cybersecurity incidents within our information systems. These cybersecurity incidents have included, and, may in the future include, those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, ransomware, use of artificial intelligence, unauthorized access through the use of compromised credentials and tampering, including through social engineering such as phishing attacks, coordinated denial-of-service attacks, exploitation of design flaws, bugs or security vulnerabilities and similar breaches, or intentional or unintentional acts by employees or other insiders with access privileges. In the past, these cybersecurity incidents have resulted in, and in the future could result in, among other things, temporary system disruptions or shutdowns or unauthorized access to confidential information. These events have in the past resulted in, and could in the future also result in misappropriation of our or our customers’ personal information or other proprietary or confidential information, breach of our legal, regulatory or contractual obligations, delays in our operations, or inability to access or rely upon critical business records or systems. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. The rapid evolution and increased adoption of artificial intelligence technologies may intensify these risks. We may be required to expend significant financial resources to protect against or to remediate such security breaches, including enhancing our systems, hiring and training personnel, and the cost of providing notification to affected individuals and governmental authorities. In addition, our operations depend upon our ability to protect our information systems against damage from physical theft, fire, power loss, telecommunications failure, and other disruptive events. Any outage of our technology systems, unauthorized access of our systems or the information stored on such systems, damage or failure of our computer systems or network infrastructure that causes an interruption in our operations could damage our reputation, subject us to litigation or to actions by regulatory authorities, harm our business relations or increase our security and insurance costs, which could have a material adverse effect on our business, financial condition and results of operations.

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

For example, we are also subject to federal and state laws regulating the collection and use of personal information of our employees and customers, including the California Consumer Privacy Act (“CCPA”) and the California Privacy Rights Act (“CPRA”), which imposed additional data protection obligations on companies doing business in California, including rights of access, correction, deletion and opt-outs from sale of personal information or sharing of personal information for cross-context behavioral advertising. We may also be subject to data privacy laws in other jurisdictions that we have expanded or are planning to expand into, such as Colorado and Texas. Such data privacy laws impose similar requirements as the CCPA and CPRA. In addition, while we have implemented cookies notices and settings, there is the risk of class action claims arising from the use of cookies and other tracking technologies under the California Invasion of Privacy Act given the evolving nature of court decisions interpreting that law.

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

Various federal, state and local labor laws govern our relationships with our employees and affect operating costs. These laws include employee classifications as exempt or non-exempt, minimum wage requirements, unemployment tax rates, workers’ compensation rates, citizenship requirements, and other wage and benefit requirements for employees classified as non-exempt. Significant additional government regulations and new laws mandating increases in minimum wages or benefits such as health insurance could materially affect our business, financial condition, operating results, and cash flow. In particular, our labor and regulatory compliance have been adversely impacted as a result of AB 1228, signed into law by Governor Newsom on September 28, 2023, which repealed and replaced the FAST Act on January 1, 2024. Pursuant to AB 1228, the minimum wage at fast food restaurants that are part of brands which have more than 60 establishments nationwide was increased to $20 an hour on April 1, 2024, and a Fast Food Council created by AB 1228 will have limited power to approve annual wage increases until 2029. Under the law, the Fast Food Council also has the power to develop and propose minimum standards for fast food workers, including standards for working hours, working conditions, and health and safety. As a result of AB 1228, we have experienced an increase in our labor and regulatory compliance costs and these costs may continue in 2026. Further, this law could prompt similar legislation in other states. In addition, the unionization of our employees and of the employees of our franchisees could materially affect our business, financial condition, operating results, and cash flow.

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

Labor is a primary component in the cost of operating our company-operated and franchised restaurants. Labor shortages and increased labor costs are subject to numerous internal and external factors, including higher employee-turnover rates, changes in immigration policy including barriers to immigrants entering, working in, or remaining in the United States, regulatory changes, prevailing wage rates, including increases in federal, state, or local minimum wages or in other employee benefit costs (including costs associated with health insurance coverage or workers’ compensation insurance), and increased competition we face from other companies for qualified employees. In recent years, we have experienced a competitive and tight labor market. A sustained labor shortage could lead to increased costs, such as increased overtime incurred to meet the demands of our customers and increased wage rates to attract and retain employees. Any failure to meet our staffing needs or any material increases in employee turnover rates could adversely affect our business and results of operations, including our ability to grow our restaurant base. See also our risk factor titled “Public health crises have had, and may in the future have, a significant negative impact on our business, sales, results of operations and financial condition” above for labor shortage risks we may face in connection with pandemics, epidemics and other public health emergencies, such as COVID-19.

Federally-mandated, state-mandated, or locally-mandated minimum wages have recently increased in several jurisdictions, including state and county mandates in California, and could be further raised in the future, including as a result of the AB 1228 in California. Although we have been able to substantially offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements, we expect these cost pressures to continue into 2026 and we may not be able to offset cost increases in the future. In addition, increases in menu prices by us and our franchisees to cover increased labor costs could have the effect of lowering sales, which would thereby reduce our margins and the royalties that we receive from franchisees. Also, reduced margins of franchisees could make it more difficult to sell franchises.

We are subject to extensive laws, government regulation, and other legal requirements and our failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies and results of operations.

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

Legislation and regulations regarding certain of our menu offerings, new information, attitudes, or regulations regarding diet and health, or adverse opinions about the health effects of consuming our menu offerings, could affect consumer preferences and negatively impact our results of operations.

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

More recently, U.S. regulatory authorities, including the Food and Drug Administration, have indicated their intent to restrict or prohibit the use of certain food dyes currently permitted for lawful use in the food supply by the end of 2026. The Food and Drug Administration continues to develop a revised post-market food chemical review program. In addition, the Food and Drug Administration is developing a proposed rule to increase oversight of food ingredients deemed Generally Recognized as Safe (GRAS), which, if finalized, would require mandatory submission of GRAS notices for food ingredients. GRAS reform legislation has also been introduced in Congress. Furthermore, an increasing number of states have proposed or enacted laws prohibiting or limiting the use of certain food and color additives and state enforcement actions and investigations into their use are underway. For example, in 2025, the Texas Attorney General’s Office initiated multiple investigations into major food companies regarding the marketing of products containing artificial dyes, resulting in public commitments to remove such additives in the near term and, in one case, a legally binding agreement by other brands are underway. Should such regulatory change affect the ingredients currently used in our products and if we are unable to identify or secure comparable and cost-effective alternative ingredients, such change could have an adverse effect on our results of operations and financial position. An unfavorable report on, or reaction to, our current or future menu ingredients, the size of our portions, or the nutritional content of our menu items could negatively influence the demand for our offerings.

We may become subject to liabilities arising from environmental laws that could increase our operating expenses and materially and adversely affect our business and results of operations.

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

Seasonal factors, including weather disruptions and the timing of holidays, also cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions and higher in the second and third quarters due to higher transactions, reflecting the seasonality trends in our operating markets. As a result of seasonality, our quarterly and annual results of operations and key performance indicators such as company restaurant revenue and comparable restaurant sales may fluctuate. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year and comparable restaurant sales for any particular future period may decrease. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

Future offerings of debt or equity securities by us may adversely affect the market price of our common stock or dilute the ownership of our existing stockholders.

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

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third-party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and by-laws may make it difficult for, or prevent, a third-party from acquiring control of us without the approval of our Board of Directors. Among other things, these provisions: provide for a classified board of directors with staggered three-year terms; do not permit cumulative voting in the election of directors, which would allow a minority of stockholders to elect director candidates; delegate the sole power to a majority of the board of directors to fix the number of directors; provide the power to our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise; authorize the issuance of “blank check” preferred stock without any need for action by stockholders; eliminate the ability of stockholders to call special meetings of stockholders; establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings; and provide that, on or after the date that Trimaran Pollo Partners, L.L.C. ceases to beneficially own at least 40% of the total votes eligible to be cast in the election of directors, a 75% supermajority vote will be required to amend or repeal provisions relating to, among other things, the classification of the board of directors, the filling of vacancies on the board of directors, and the advance notice requirements for stockholder proposals and director nominations.

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

From time to time, we are subject to proposals by stockholders urging us to take certain corporate actions. If activist stockholder activities ensue, we may be subject to substantial costs and the diversion of management’s and our Board of Directors’ attention and resources from our business. Such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or suppliers and make it more difficult to attract and retain qualified personnel. We may be required to incur significant fees and other expenses related to activist shareholder matters, including for third party advisors. We may be subjected to a proxy contest or to litigation by activist investors. Our stock price has been and could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

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

The Chief Privacy Officer oversees the Company’s information security program and is responsible for the day-to-day information risk management activities through the internal information security team, and outside resources. The SVP, Chief Information Officer, who has over 30 years of IT and IT security experience, 22 of which are at the Company, employs a team of information technology experts, including a dedicated Cyber Security Analyst. The SVP, Chief Information Officer and the Cyber Security Analyst are further supported by other members of the IT department.

The Company’s processes to assess, identify and manage material risks from cybersecurity threats include, but are not limited to, the following:

●	The SVP, Chief Information Officer, dedicated Cyber Security Analyst, and other key members of the information technology team actively monitor threats to the information technology environment. They work with a third party to provide additional 24/7 monitoring of cyber threats. These internal and external cybersecurity teams are empowered to contain network access through various application controls. Structural protections are also in place to mitigate risks of end point failures, and provide for continuity of operations.
●	The Company uses various systems to manage threats, for example, firewall protections, anti-virus protections, vulnerability scans, among others. Such systems are regularly reviewed for adequacy and potential enhancements.
●	The Company employs an information security and training program for our employees, including annual mandatory computer-based training, regular internal communications, and ongoing end-user testing throughout the year to measure the effectiveness of our information security program.
●	The Company engages external third parties to advise on emerging threats to stay current and strengthen our security capabilities.
●	The Company performs penetration testing and other exercises within internal and external networks for potential vulnerabilities.
●	The Company additionally performs annual tabletop exercises with the information technology team pertaining to infrastructure and cyber security related events, to test the Company’s incident response and business continuity plans in the event of a cybersecurity incident.
●	Bi-annually the Company engages a third party to conduct an audit of the Company's cybersecurity systems and processes to test their adequacy and efficacy. The results are shared with senior leadership and the Audit Committee of the Board, and incorporated into strategic security plans.
●	The Company maintains cybersecurity insurance, which is assessed annually for the appropriateness of coverage levels and emerging trends.

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

ITEM 2.PROPERTIES

As of December 31, 2025, our restaurant system consisted of 503 restaurants, comprised of 175 company-operated restaurants and 328 franchised restaurants, located in California, Nevada, Arizona, Texas, Utah, Louisiana, New Mexico, Washington, and Colorado. In addition, as of December 31, 2025, we licensed our brand to 8 restaurants in the Philippines. We have not included these licensed restaurants as part of our unit count as presented in this annual report. The table below sets forth the locations (by state) for all restaurants in operation as of December 31, 2025.

	Company-
State	Operated	Franchised	Total
California	147	245	392
Nevada	28	5	33
Arizona	—	29	29
Texas	—	32	32
Utah	—	10	10
Louisiana	—	2	2
Washington	—	1	1
New Mexico	—	1	1
Colorado	—	3	3
Total	175	328	503

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

Restaurant leases provide for a specified annual rent, and some leases call for additional or contingent rent based on revenue above specified levels. Generally, our leases are “net” leases that require us to pay a pro rata share of taxes, insurance, and maintenance costs. We own 15 properties, of which we currently operate 12 and license three to franchisees. In addition, we operate 163 company-operated restaurants on leased real estate, we own one operating unit with additional parking on leased real estate, and we have another 45 leased sites that are subleased or assigned to franchisees who operate El Pollo Loco restaurants. We also have two closed units, both of which are subleased for uses other than El Pollo Loco. We also sublease a surplus property of an operating location to a third party.

We lease our headquarters, consisting of approximately 24,011 square feet in Costa Mesa, California, for a term expiring in 2033, plus a five-year extension option.

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

As of March 6, 2026, there were approximately 61 holders of record of our common stock. The number of holders of record is based upon the actual number of holders registered at such date and does not include holders of shares in “street name” or persons, partnerships, associates, corporations, or other entities in security position listings maintained by depositories.

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

Issuer Purchases of Equity Securities

The following table sets forth information with respect to the shares of our common stock we acquired during the fourth quarter ended December 31, 2025 (in thousands, except number of shares and per share amounts).

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
September 25, 2025 to October 22, 2025	—		$—	—	$—
October 23, 2025 to November 19, 2025	—		$—	—	$—
November 20, 2025 to December 31, 2025	22,424		$10.17	—	$—
Total	22,424	(1)		—

(1)	Consists of 22,424 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

Stock Performance Graph

The following graph and table illustrate the total cumulative shareholder return for (i) our common stock, (ii) the Nasdaq Composite Index and (iii) the Standard and Poor’s Composite 1500 Restaurants Index, for the five years ended December 31, 2025. The graph assumes the investment of $100 at the beginning of the period (at the closing price of our common stock on December 30, 2020) and the reinvestment of all dividends. Specifically, the graph assumes that the $1.50 per share special cash dividend paid to shareholders was reinvested in 2022. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

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

		Nasdaq	S&P Composite
		Composite	1500
Date	LOCO	Index	Restaurants
December 30, 2020	$100.00	$100.00	$100.00
December 29, 2021	$76.94	$122.18	$122.05
December 28, 2022	$54.70	$82.42	$111.26
December 27, 2023	$49.70	$119.22	$128.75
December 25, 2024(1)	$64.85	$154.48	$137.23
December 31, 2025	$57.44	$179.14	$173.38

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

Basis of Presentation

We use a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2025, 2024, and 2023 ended on December 31, 2025, December 25, 2024 and December 27, 2023, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every five or six years a 53-week fiscal year occurs. Fiscal 2025 was a 53-week fiscal year, and fiscal 2024 and 2023 were 52-week fiscal years. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations. Fiscal years are identified in this Annual Report according to the calendar years in which they ended. For example, references to fiscal 2025 refer to the fiscal year ended December 31, 2025.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited-service restaurant segment. We strive to offer quality chicken served fast and easy. Our distinctive menu features our signature product--citrus-marinated fire-grilled chicken--and a variety of Mexican and LA-inspired entrees that we create from our chicken. We serve individual and family-sized chicken meals, including a variety of entrees like our Double Chicken Tostada, Guacamole Chicken Burrito, and Salsa Verde Chicken Quesadilla. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. We believe that our distinctive menu that features quality chicken is a flavorful and affordable option that appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day, including at lunch and dinner.

Market Trends and Uncertainties

As a result of recent California legislation increasing wages of fast food workers, we experienced an increase in our labor and regulatory compliance costs in fiscal 2024 and fiscal 2025. Although we have been able to substantially offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements, we expect these cost pressures to continue in 2026.

Additionally, we are impacted by macroeconomic challenges, such as inflationary pressures and changes in trade policies, that have in the past affected, and may continue in the future, to affect our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue in 2026 and we may not be able to offset cost increases in the future. Global events, such as the recent outbreak of war in Iran, may also impact our business costs, including the costs of transportation and energy.

There is ongoing uncertainty regarding increased tariff duties on goods imported into the United States, which if imposed, may have an adverse effect on our Company. On February 20, 2026, the U.S. Supreme Court struck down the international tariffs imposed by President Trump that relied on the IEEPA as the basis. President Trump has subsequently expressed his intent to reinstate the tariffs through other means, and he has imposed temporary 15% tariffs on all countries under Section 122 of the Trade Act of 1974. Certain of the produce, packaging materials, and other items procured by our Company are sourced from outside the United States, including from Canada, Mexico and Asia. Current and proposed tariff rates range widely, depending on the country of origin. Certain goods from Canada and Mexico that are compliant with the United States-Mexico-Canada Agreement (USMCA) are, and may continue to be, exempt from new tariffs. While we continue to evaluate the potential impacts of increased tariff rates, as well as our ability to mitigate any such related impacts, we anticipate that the imposition of tariffs on goods we import into the United States will adversely impact our revenue and cost of goods sold in the United States. Any new or increased import duties, tariffs, or taxes, or other changes in U.S. trade or tax policy could result in further increases to our food and supplies costs that would adversely impact our financial results. For additional information, see “Item 1A. Risk Factors,” including the risk factor titled “We are vulnerable to changes in political and economic conditions, such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.”

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

As of December 31, 2025, we had 503 locations in nine states. In fiscal 2025, we opened one new company-operated restaurant in California and our franchisees opened 8 new restaurants, two in California, two in Arizona, and one in each of the following states: Colorado, Texas, New Mexico and Washington. In fiscal 2024, we opened two new company-operated restaurants in California and our franchisees opened two new restaurants, one in California, and one in Texas.

In 2026, we intend to open three to four new company-operated restaurants in California and Texas, and our franchisees intend to open 15 to 16 new restaurants. To increase comparable restaurant sales, we plan to increase customer frequency, attract new customers, and improve per-person spend.

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

The change in year-over-year sales for our comparable restaurant base are as follows:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	December 31, 2025	December 25, 2024	December 27, 2023
Company-operated same store sales	0.3%	2.8%	0.3%
Franchise-operated same store sales	—%	3.5%	(0.7)%
System-wide same store sales	0.1%	3.2%	(0.3)%

In fiscal 2025, comparable restaurant sales at system-wide comparable restaurants increased 0.1% which consisted of a 0.7% increase in average check size due to increase in menu prices partially offset by a 0.6% decrease in transactions.

For company-operated restaurants in 2025, the change in comparable restaurant sales consisted of a 2.1% increase in average check size due to increases in menu prices partially offset by a 1.8% decrease in transactions.

In fiscal 2025, comparable restaurant sales at franchised restaurants was flat as compared to the prior year driven by an increase in transactions of 0.1% offset by a decrease in average check size of 0.1%.

Restaurant Development

In fiscal 2025, we opened one company-operated restaurant, and our franchisees opened eight new restaurants. From time to time, we and our franchisees close restaurants. In fiscal 2025, we did not close any company-operated restaurants, and our franchisees closed four restaurants. In fiscal 2025, the Company acquired one franchise-operated restaurant. Our restaurant counts at the beginning and end of each of the last three years were as follows:

	Fiscal Year Ended
	2025	2024	2023
Company-operated restaurant activity(1):
Beginning of period	173	172	188
Openings	1	2	2
Restaurant sale to Company	1	—	—
Restaurant sale to franchisee	—	(1)	(18)
Closures	—	—	—
Restaurants at end of period	175	173	172
Franchised restaurant activity:
Beginning of period	325	323	302
Openings	8	2	3
Restaurant sale to Company	(1)	—	—
Restaurant sale to franchisee	—	1	18
Closures	(4)	(1)	—
Restaurants at end of period	328	325	323
System-wide restaurant activity:
Beginning of period	498	495	490
Openings	9	4	5
Closures	(4)	(1)	—
Restaurants at end of period	503	498	495
(1)	Our restaurant count above includes 503 domestic restaurants and excludes 8 licensed restaurants in the Philippines.

Restaurant Remodeling

During the year ended December 31, 2025, we completed 17 company-operated restaurant remodels and 52 franchise remodels. In fiscal 2026, we plan to continue our standard practices for remodels, which includes completing a total of 25 to 35 company and 30 to 40 franchise remodels. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and statements of income, among others. The cost of our restaurant remodels varies depending on the scope of work required, but on average the investment is approximately $0.4 million per restaurant.

Loco Rewards™

Our Loco Rewards™ loyalty program offers rewards that incentivize customers to visit our restaurants more often each month. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. Points expire 365 days after a customer completes an eligible transaction to earn them.

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

In addition, customers can earn additional points and free entrées for a variety of engagement activities. As points are available for redemption past the quarter earned, a portion of the revenue associated with the earned points will be deferred until redemption or expiration. As of December 31, 2025, the revenue allocated to loyalty points that had not been redeemed was $1.1 million. We had over 5.3 million loyalty program members as of December 31, 2025.

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

Results of Operations

Fiscal Year 2025 Compared to Fiscal Year 2024

Our operating results for the fiscal years ended December 31, 2025 and December 25, 2024, are in absolute terms and expressed as a percentage of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as a percentage of company-operated restaurant revenue, are compared in the table below:

	Fiscal Year
	2025		2024
	(53-Weeks)		(52-Weeks)		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data:

Company-operated restaurant revenue	$405,817	82.8	$396,260	83.8	$9,557	2.4
Franchise revenue	52,389	10.7	45,561	9.6	6,828	15.0
Franchise advertising fee revenue	31,840	6.5	31,187	6.6	653	2.1
Total revenue	490,046	100.0	473,008	100.0	17,038	3.6
Cost of operations
Food and paper costs(1)	100,083	24.7	100,725	25.4	(642)	(0.6)
Labor and related expenses(1)	127,258	31.4	127,179	32.1	79	0.1
Occupancy and other operating expenses(1)	106,386	26.2	99,280	25.1	7,106	7.2
Company restaurant expenses(1)	333,727	82.2	327,184	82.6	6,543	2.0
General and administrative expenses	50,258	10.3	46,270	9.8	3,988	8.6
Franchise expenses	47,762	9.7	42,307	8.9	5,455	12.9
Depreciation and amortization	15,966	3.3	15,717	3.3	249	1.6
Loss on disposal of assets	277	0.1	221	0.0	56	25.3
Gain on recovery of insurance proceeds, property, equipment and expenses	—	—	(41)	(0.0)	41	(100.0)
Loss (gain) on disposition of restaurants	—	—	7	0.0	(7)	100.0
Impairment and closed-store reserves	11	0.0	175	0.0	(164)	(93.7)
Total expenses	448,001	91.4	431,840	91.3	16,161	3.7
Income from operations	42,045	8.6	41,168	8.7	877	2.1
Interest expense, net	4,470	0.9	5,899	1.2	(1,429)	(24.2)
Income tax receivable agreement (income) expenses	—	—	(20)	(0.0)	20	(100.0)
Income before provision for income taxes	37,575	7.7	35,289	7.5	2,286	6.5
Provision for income taxes	11,089	2.3	9,605	2.1	1,484	15.5
Net income	$26,486	5.4	$25,684	5.4	$802	3.1
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

In fiscal 2025, company-operated restaurant revenue increased $9.6 million, or 2.4%, from the prior year. The increase in company-operated restaurant sales was mainly due to a $5.3 million increase for the additional week of operations in a 53-week fiscal year, a $2.9 million increase from additional sales related to the opening of two restaurants during or after the first quarter of 2024, as well as an increase in company-operated comparable revenue. For the full year company-operated comparable sales increased 0.3% consisting of an approximately 2.1% increase in average check size due to increases in menu prices, partially offset by a 1.8% decrease in transactions.

Franchise Revenue

In fiscal 2025, franchise revenue increased $6.8 million, or 15.0% from the prior year. This increase was primarily due to $4.1 million in franchisee IT pass-through revenue related to the franchisee rollout of the new POS system, which was offset by a corresponding increase in franchise expenses. In addition, the increase in franchise revenue includes $0.5 in revenue recognized for the additional week of operations in a 53 week fiscal year. In addition, the increase in franchise revenue was also driven by a royalty rate true up, increased franchisee fees related to terminated franchise development agreements, and the nine franchise-operated locations opened during or subsequent to the fourth quarter of 2024.

Franchise Advertising Fee Revenue

Franchise advertising fee revenue increased $0.7 million, or 2.1% from the prior year. $0.4 million of the increase was due from an additional week of operations in a 53-week fiscal year, combined with higher franchise revenue. As advertising fee revenue is a percentage of franchisees’ revenue, the year-to-date fluctuation was due to the increases noted in franchise revenue above.

Food and Paper Costs

Food and paper costs decreased $0.6 million, or 0.6%, in fiscal 2025 from the prior year. The decrease in food and paper costs was primarily due to a decrease in transactions, as well as cost management initiatives and slight commodity deflation. This decrease was partially offset by increased discounts and $1.3 million in expenses from the additional week of operations in a 53-week fiscal year. Food and paper costs as a percentage of company-operated restaurant revenue were 24.7% in fiscal 2025, down from 25.4% in fiscal 2024, primarily due to an increase in menu pricing, cost management initiatives, and slight commodity deflation, partially offset by increased discounting.

Labor and Related Expenses

Labor and related expenses increased $0.1 million, or 0.1%, in fiscal 2025 as compared to 2024. The increase was mainly due to $3.4 million in higher wage rates during fiscal 2025 as a result of legislative increases in the California minimum wage, which became effective April 1, 2024, as well as $1.7 million from the additional week of operations in a 53-week fiscal year. This increase was partially offset by a $5.0 million reduction in costs related to improved labor efficiencies as part of our cost management initiatives.

Labor and related expenses as a percentage of Company-operated restaurant revenue were 31.4% in fiscal 2025, down from 32.1% in fiscal 2024 primarily due to an increase in menu pricing and improved labor efficiencies being greater than the increase in wage rates.

Occupancy and Other Operating Expenses

Occupancy and other operating expenses increased $7.1 million, or 7.2%, in fiscal 2025. The increase was primarily due to a $1.4 million increase in occupancy and other operating expenses for the additional week of operations in a 53-week fiscal year, a $1.4 million increase in utilities, a $1.3 million increase in occupancy expenses, a $1.0 million increase in marketplace delivery fees, a $0.9 million increase in software maintenance, and a $1.1 million increase in other operating expenses.

Gain on Recovery of Insurance Proceeds Property, Equipment and Expenses

During fiscal 2023 and fiscal 2022, two of our restaurants incurred damage resulting from a fire. In fiscal 2024, we recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. We had no gain or loss on recovery of insurance proceeds in 2025.

General and Administrative Expenses

General and administrative expenses increased $4.0 million, or 8.6%, in fiscal 2025. The increase was due primarily to a $1.7 million increase in legal and professional fees related to shareholder activism and related matters, a $1.5 million increase in stock-based compensation expense, a $1.0 million increase in salaries and wages largely related to the impact of an additional week of operations in a 53-week fiscal year, and a $0.5 million increase in restructuring and executive transition cost. These increases were partially offset by a $0.6 million decrease in incentive compensation.

General and administrative expenses as a percentage of total revenue were 10.3% in fiscal 2025, up from 9.8% in fiscal 2024. This increase is primarily due to the cost increases described above.

Franchise Expenses

Franchise expenses increased $5.5 million, or 12.9%, in fiscal 2025 from the prior year. The increase was primarily due to $4.1 million in one-time IT pass-through expense related primarily to the new POS system rollout and $0.4 million related to the additional week of operations in a 53- week fiscal year, as well as higher franchise services expense and higher occupancy expense for locations sub-leased to franchisees and higher franchise advertising expenses.

Impairment and Closed-Store Reserves

During fiscal 2025, we did not record any non-cash impairment charges. During fiscal 2024, we recorded a $0.1 million non-cash impairment charge primarily related to the property and equipment assets of two restaurants in Nevada.

During fiscal 2025, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM payments for our closed locations compared to $0.1 million during fiscal 2024.

Interest Expense, Net

For fiscal 2025, net interest expense decreased by $1.4 million or 24.2%, primarily related to lower outstanding balances on our 2022 Revolver (as defined below) as well as the lower interest rates during fiscal 2025 versus the comparable period during the prior year.

Income Tax Receivable Agreement

On July 30, 2014, we entered into the income tax receivable agreement (the “TRA”). The TRA calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. In fiscal 2025 we did not record any income tax receivable agreement income. In fiscal 2024, we recorded less than $0.1 million in income tax receivable agreement income. On May 29, 2024, we terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $0.4 million. As of December 31, 2025 and December 25, 2024, there were no remaining obligations owed on our consolidated balance sheets.

Provision for Income Taxes

In fiscal 2025, we recorded an income tax expense of $11.1 million, compared to income tax expense of $9.6 million in fiscal 2024, reflecting an estimated effective tax rate of 29.5% and 27.2%, respectively. The difference between the 21.0% statutory rate and our effective tax rate of 29.5% for the year ended December 31, 2025 is primarily a result of state taxes, the impact of non-tax deductible executive compensation expense, a tax shortfall related to equity compensation deductible for tax as compared to the cumulative amount recorded as stock-based compensation expense, and $0.1 million related to the additional week of operations in a 53-week fiscal year, partially offset by a Work Opportunity Tax Credit benefit.

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

Fiscal Year 2024 Compared to Fiscal Year 2023

Year-to-year comparisons of fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 on our Annual Report on Form 10-K for the year ended December 25, 2024, which was filed with the SEC on March 7, 2025.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, company-

operated average unit volumes (“AUV”), restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA. In fiscal 2025, our restaurants generated company-operated restaurant revenue of $405.8 million and system-wide sales of $1,125.4 million, and system-wide comparable restaurant sales growth of 0.1%, consisting of company-operated restaurant comparable restaurant sales growth of 0.3% and franchised comparable restaurant sales growth stayed flat. The company-operated comparable restaurant sales increase consisted of a 2.1% increase in average check size due to increases in menu prices and partially offset by a 1.8% decrease in the number of transactions. In fiscal 2025, for company-operated restaurants, our annual AUV was $2.3 million, restaurant contribution margin was 17.8%, and Adjusted EBITDA was $66.7 million.

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

System-wide sales does not include the 8 licensed stores in the Philippines.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue (in thousands):

	Fiscal Year
	2025	2024	2023
	(53-Weeks)	(52-Weeks)	(52-Weeks)
Company-operated restaurant revenue	$405,817	$396,260	$398,437
Franchise revenue	52,389	45,561	41,002
Franchise advertising fee revenue	31,840	31,187	29,225
Total Revenue	490,046	473,008	468,664
Franchise revenue	(52,389)	(45,561)	(41,002)
Franchise advertising fee revenue	(31,840)	(31,187)	(29,225)
Sales from franchised restaurants	719,588	699,456	651,777
System-wide sales	$1,125,405	$1,095,716	$1,050,214

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchised, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At December 31, 2025, December 25, 2024 and December 27, 2023, there were 482, 479 and 470 comparable restaurants, 170, 168 and 178 company-operated and 312, 311 and 292 franchised, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check size, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

Company-Operated Average Unit Volumes

We measure company-operated AUVs on both a weekly and an annual basis. Weekly AUVs consist of comparable restaurant sales over a seven-day period from Thursday to Wednesday. Annual AUVs are calculated using a two-step process. First, we divide our total net sales for all company-operated restaurants for the fiscal year by the total number of restaurant operating weeks during the same period. Second, we annualize that average weekly per-restaurant sales figure by multiplying it by 53 for a 53-week year or 52 for a 52-week year. An operating week is defined as a restaurant open for business over a seven-day period from Thursday to Wednesday. This measurement allows management to assess changes in consumer spending patterns at our restaurants and the overall performance of our restaurant base.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution therefore excludes franchise revenue, franchise advertising fee revenue and franchise expenses as well as certain other costs, such as general and administrative expenses, franchise expenses, depreciation and amortization, impairment and closed-store reserves, loss on disposal of assets and other costs that are considered corporate-level expenses and are not considered normal operating costs of our restaurants. Accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of stockholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of net company-operated restaurant revenue.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Fiscal Year
(Dollar amounts in thousands)	2025 (53-Weeks)	2024 (52-Weeks)	2023 (52-Weeks)
Restaurant contribution:
Income from operations	$42,045	$41,168	$39,792
Add (less):
General and administrative expenses	50,258	46,270	42,025
Franchise expenses	47,762	42,307	38,404
Depreciation and amortization	15,966	15,717	15,235
Loss on disposal of assets	277	221	192
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(41)	(247)
Franchise revenue	(52,389)	(45,561)	(41,002)
Franchise advertising fee revenue	(31,840)	(31,187)	(29,225)
Impairment and closed-store reserves	11	175	1,732

Loss (gain) on disposition of restaurants	—	7	(5,034)
Restaurant contribution	$72,090	$69,076	$61,872

Company-operated restaurant revenue:
Total revenue	$490,046	$473,008	$468,664
Less:
Franchise revenue	(52,389)	(45,561)	(41,002)
Franchise advertising fee revenue	(31,840)	(31,187)	(29,225)
Company-operated restaurant revenue	$405,817	$396,260	$398,437

Restaurant contribution margin (%)	17.8%	17.4%	15.5%

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

The following table sets forth reconciliations of our net income to EBITDA and Adjusted EBITDA:

	Fiscal Year
(Amounts in thousands)	2025 (53-Weeks)	2024 (52-Weeks)	2023 (52-Weeks)
Net income	$26,486	$25,684	$25,554
Non-GAAP adjustments:
Provision for income taxes	11,089	9,605	9,324
Interest expense, net of interest income	4,470	5,899	4,811
Depreciation and amortization	15,966	15,717	15,235
EBITDA	$58,011	$56,905	$54,924
Stock-based compensation expense (a)	5,396	3,931	3,337
Loss on disposal of assets (b)	277	221	192
Impairment and closed-store reserves (c)	11	175	1,732
Loss (gain) on disposition of restaurants (d)	—	7	(5,034)
Legal settlements (e)	(882)	—	—
Income tax receivable agreement (income) expenses (f)	—	(20)	103
Special legal and professional fees expense (g)	1,696	—	—
Special other expenses (h)	—	—	266
Shareholder advisory fees (i)	—	—	293
Duplicate rent expense for corporate office relocation (j)	239	—	—
ERP software implementation costs (k)	179	—	—
Gain on recovery of insurance proceeds (l)	—	(41)	(399)
Restructuring and executive transition costs (m)	1,660	1,194	1,673
Pre-opening costs (n)	126	336	269
Adjusted EBITDA	$66,713	$62,708	$57,356
(a)	Includes non-cash stock-based compensation.
(b)	Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closed restaurants. During fiscal 2025, we did not record any non-cash impairment charges. During fiscal 2025, we recognized less than $0.1 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2024, we recorded non-cash impairment charges of $0.1 million, primarily related to the property and equipment assets of two restaurants in Nevada. During fiscal 2024, we recognized $0.1 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

In fiscal 2023, we recorded non-cash impairment charges of $1.5 million, primarily related to the property and equipment assets of one restaurant in Nevada and the carrying value of the ROU assets of one restaurant in California. During fiscal 2023, we recognized $0.2 million of closed-store reserve expense, primarily related to the amortization of ROU assets, property taxes and CAM payments for our closed locations.

(d)	During fiscal 2024, we completed the sale of one restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. This sale resulted in cash proceeds of $0.1 million and a net loss on sale of restaurant of less than $0.1 million for the year-ended December 25, 2024. During fiscal 2023, we completed the sale of 18 company-operated restaurants within California, Utah and Texas to existing franchisees. These sales during 2023 resulted in cash proceeds of $7.7 million and a net gain on sale of restaurants of $5.0 million for the year ended December 27, 2023.
(e)	Includes $0.9 million received from legal settlements, net of legal expenses.
(f)	On July 30, 2014, we entered into the income tax receivable agreement (“TRA”). This agreement calls for us to pay to our pre-IPO stockholders 85% of the savings in cash that we realize in our taxes as a result of utilizing our net operating losses and other tax attributes attributable to preceding periods. For the years ended December 25, 2024, and December 27, 2023, income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to our total expected TRA payments. On May 29, 2024, we terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the Sellers thereunder in exchange for a payment to the Sellers of $0.4 million. As of December 31, 2025 and December 25, 2024, there was no remaining obligations owed on our consolidated balance sheets.
(g)	Consists of legal and professional costs related to shareholder activism and related matters.
(h)	Consists of $0.3 million in legal costs related to the share distribution by Trimaran Group of substantially all shares of our common stock held by Trimaran Group to its investors, members and limited partners, which occurred on March 28, 2023.
(i)	Consists of advisory fees pertaining to a shareholder rights agreement adopted in connection with a shareholder’s accumulation of a significant amount of shares of our common stock. Refer to Note 16, “Shareholder Rights Agreement” for further details on the Shareholder Rights Agreement.
(j)	Consists of duplicate rent expense for the corporate headquarter relocation. The Company moved headquarter locations during Q4 of fiscal year 2025. During the transition period the Company was still contractually obligated to pay rent expense for both the new location and old location at the same time.
(k)	Represents costs incurred in connection with the implementation of a new “ERP” system which are included in general and administrative expenses.
(l)	During fiscal 2022, one of our restaurants incurred damage resulting from a fire. In fiscal 2023, we incurred costs directly related to the fire of less than $0.1 million. We received $0.5 million in cash, net of the insurance deductible, from the insurance company during fiscal 2023, for which we recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.3 million related to the reimbursement of lost profits. In fiscal 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds for the reimbursement of property and equipment and expenses and the reimbursement of lost profits, net of the related costs is included in the accompanying consolidated statements of income, for the year ended December 27, 2023, as a reduction of company restaurant expenses.
(m)	Consists of costs associated with the transition of certain executive officers, such as severance and stock-based compensations costs and costs associated with restructuring certain positions in the organization.
(n)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2022 Revolver (as defined below). Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance),lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months and beyond from the issuance of the consolidated financial statements.

However, depending on macroeconomic conditions, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2022 Credit Agreement (as defined in Note 7 “Long-Term Debt”), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

Cash Flows

The following table presents summary cash flow information for the years indicated:

	Fiscal Year
(Amounts in thousands)	2025 (53-Weeks)	2024 (52-Weeks)	2023 (52-Weeks)
Net cash provided by (used in)
Operating activities	$48,076	$46,781	$40,688
Investing activities	(22,635)	(18,940)	(13,447)
Financing activities	(21,697)	(32,645)	(40,446)
Net increase/(decrease) in cash	$3,744	$(4,804)	$(13,205)

Operating Activities

In fiscal 2025, net cash provided by operating activities increased by $1.3 million compared to fiscal 2024. This increase was primarily due to a $6.8 million increase in net income excluding non-cash and reconciling items disclosed within our consolidated statement of cash flows, partially offset by a $5.5 million unfavorable change in operating assets and liabilities. The $6.8 million increase in net income excluding non-cash and reconciling items was primarily driven by favorable changes in non-cash and reconciling items including deferred income taxes and stock-based compensation expense. The $5.5 million of unfavorable changes in operating assets and liabilities was primarily driven by unfavorable changes in accrued salaries and vacation, accounts and other receivables, and income taxes receivable (payable), partially offset by favorable changes in accounts payable.

In fiscal 2024, net cash provided by operating activities increased by $6.1 million compared to fiscal 2023. This increase was due primarily to an increase in profitability and favorable working capital fluctuations during fiscal 2024.

Investing Activities

In fiscal 2025, net cash used in investing activities increased by $3.7 million compared to fiscal 2024. This change was primarily due to the increase purchases of property and equipment.

In fiscal 2024, net cash used in investing activities increased by $5.5 million compared to fiscal 2023. This increase was primarily due to cash proceeds of $7.7 million received during fiscal 2023 related to the sale of 18 company-operated restaurants to existing franchisees.

Financing Activities

In fiscal 2025, net cash used in financing activities decreased by $10.9 million compared to fiscal 2024. The decrease was primarily due to repurchases of shares of our common stock of $20.6 million during the year ended December 25, 2024 compared to repurchases of shares of our common stock of $1.8 million during the year ended December 31, 2025.

The change was partially offset by $20.0 million in net paydowns on the 2022 Revolver during the year ended December 31, 2025 compared to $13.0 million in net paydowns during the year ended December 25, 2024.

In fiscal 2024, net cash used in financing activities decreased by $7.8 million compared to fiscal 2023. The decrease was primarily due to repurchases of shares of our common stock of $20.6 million during the year ended December 25, 2024 compared to repurchases of shares of our common stock of $59.2 million during the year ended December 27, 2023. The change was offset by $13.0 million in net pay downs on the 2022 Revolver during the year ended December 25, 2024 compared to $18.0 million in net borrowings during the year ended December 27, 2023.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. For borrowings under the 2022 Revolver during fiscal 2025, the interest rate range was 5.3% to 7.75%. For borrowings under the 2022 Revolver during fiscal 2024, the interest rate range was 5.7% to 7.0%. The interest rate under the 2022 Revolver was 5.3% at December 31, 2025 and 5.7% under the 2022 Revolver at December 25, 2024.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of December 31, 2025.

At December 31, 2025, $10.3 million of letters of credit and $51.0 million of the revolving line of credit were outstanding. The amount available under the revolving line of credit was $88.7 million at December 31, 2025.

See Note 7, “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for additional information.

Material Cash Requirements

Our total capital expenditures for 2025 were $26.9 million. In 2025, we spent approximately $3.1 million on the development and construction of our new restaurants, $10.4 million on remodels of existing restaurants, and $3.5 million on our new corporate office location. The remaining $9.9 million of capital expenditures during 2025 were related to investments in existing restaurants, including new equipment and hardware, technology to optimize efficiencies, and similar improvements. In 2026, we expect to incur between $37 million and $40 million in total capital expenditures, of which we expect approximately $8 million to $9 million will be related to our construction of new restaurants, $14 million to $15 million will be related to remodeling of existing restaurants, including new equipment and hardware, technology to optimize efficiencies, minor remodeling and similar improvements, and $6 million to $7 million related to sales driving and cost savings initiatives. Finally, we expect a portion of our incurred capital expenditures in 2026 to be for additional corporate initiatives, including investments in technology for support centers to boost innovation, enhancing the customer experience, and improving operations. We expect to fund these capital expenditures primarily with operating cash flows.

The following table summarizes our other current and long-term material cash requirements as of December 31, 2025, which we expect to fund primarily with operating cash flows:

	Payments Due by Period
			2027 -	2029 -	2031 and
(Amounts in thousands)	Total	2026	2028	2030	thereafter
Operating leases (1)	$225,488	$28,905	$52,962	$41,051	$102,570
Finance leases (1)	1,592	169	274	192	957
Long-term debt (2)	55,460	2,893	52,567	—	—
Purchasing commitments—chicken(3)	26,232	26,232	—	—	—
Total	$308,772	$58,199	$105,803	$41,243	$103,527

(1)	Operating and Finance Leases — Represents future minimum lease payments for our restaurants and the principal payments during the lease terms, respectively. Refer to Note 6 “Leases” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(2)	Long-Term Debt — Represents our contractual debt obligations. Includes expected interest expenses, calculated based on applicable interest rates at December 31, 2025. Refer to Note 7 “Long-Term Debt” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations and the timing of expected payments.
(3)	Purchasing Commitments (Chicken) — Reflects contractual purchase commitments for goods related to restaurant operations. Refer to Note 14 “Commitments and Contingencies” in the accompanying “Notes to Consolidated Financial Statements” in this Annual Report for further details regarding our obligations.

Share Repurchases

Share Repurchase Program

On November 2, 2023, we announced that the Board approved a share repurchase program (“Share Repurchase Program”) under which we were authorized to repurchase up to $20,000,000 of shares of our common stock. Under the Share Repurchase Program, we were permitted to repurchase our common stock from time to time, in amounts and at prices that we deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, we were authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The repurchase program did not obligate us to acquire any particular number of shares.

On December 4, 2023, we repurchased 1.5 million shares of our common stock for a total purchase price of $12.6 million under the Stock Repurchase Program. Following completion of this repurchase, approximately $7.4 million of our common stock remained available for repurchase under the Share Repurchase Program at December 27, 2023. For the year ended December 25, 2024, we repurchased 535,628 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $5.6 million. Following completion of these repurchases, approximately $1.8 million of our common stock remained available for repurchase under the Share Repurchase Program at December 25, 2024.

For the year ended December 31, 2025, we repurchased 163,229 shares of our common stock for a total purchase price of $1.8 million under the Stock Repurchase Program. The repurchase program was terminated on March 31, 2025.

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

Upon the sale or refranchising of a restaurant, we evaluate whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay us associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. During fiscal 2025 and fiscal 2024, we determined that there were no indicators of potential impairment of our goodwill and indefinite-lived intangible assets. Accordingly, we did not record any impairment to our goodwill or indefinite-lived intangible assets in fiscal 2025 and fiscal 2024. During fiscal 2023, we determined that, in connection with the sale of 18 units, there were indicators of potential impairment of our goodwill and indefinite lived intangible assets. After completing the impairment analysis, we did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2023.

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

Insurance Reserves

We are responsible for workers’ compensation, general, and health insurance claims up to a specified amount. We maintain a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. In estimating our insurance accruals, we utilize independent actuarial estimates of expected losses, which are based on statistical analyses of historical data. The Company utilizes an actuary to estimate its workers’ compensation reserves and significant assumptions in the estimate included loss development factors, expected loss rates, and weighting of methods. Our actuarial assumptions are closely monitored and adjusted when warranted by changing circumstances. Should claims occur or medical costs increase in greater amounts than we have expected, accruals may not be sufficient, and we may record additional expenses.

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

Income Taxes

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. As of December 31, 2025, we had no federal and less than $0.1 million state net operating loss (“NOL”) carryforwards. These State NOLs expire beginning 2029.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

On July 27, 2022, we refinanced and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. We are exposed to market risk from changes in interest rates on our debt, which bears interest at SOFR plus a margin between 1.25% and 2.25%. As of December 31, 2025, we had outstanding borrowings of $51.0 million under our 2022 Revolver, $10.3 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.5%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.5 million on an annualized basis.

During the year ended December 31, 2025, we borrowed $9.0 million and paid down $29.0 million on our 2022 Revolver and the outstanding balance as of December 31, 2025 was $51.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of El Pollo Loco Holdings, Inc. (the “Company”) as of December 31, 2025 and December 25, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and December 25, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2026 expressed an unqualified opinion thereon.

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

Estimation of workers’ compensation liabilities

As discussed in Note 2 to the consolidated financial statements, the Company accrued $10.3 million of workers’ compensation reserves in accrued insurance as of December 31, 2025. The Company maintains a reserve for estimated claims both reported and incurred but not reported. Significant assumptions in the estimate included loss development factors, expected loss rates, and weighting of methods.

We identified the evaluation of certain methods and assumptions used in the estimation of the underlying workers’ compensation reserves as a critical audit matter. Specifically, the estimation was subject to inherent uncertainty and required especially subjective auditor judgment, including the involvement of actuarial professionals with specialized skills and knowledge to evaluate certain methods and assumptions including loss development factors, and expected loss rates.

The primary procedures we performed to address this critical audit matter included:

●	Testing the design and operating effectiveness of internal controls over the Company’s workers’ compensation reserves.
●	Utilizing actuarial professionals with specialized skills and knowledge to assist with assessing the reasonableness of certain methods and assumptions used, including loss development factors and expected loss rates by:
o	Developing an independent reasonable range for the workers’ compensation reserves using an alternative combination of methods and assumptions based on the Company’s historical data.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2011.

Costa Mesa, California

March 13, 2026

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share data)

	December 31,	December 25,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$6,228	$2,484
Accounts and other receivables, net	11,210	9,471
Inventories	1,810	1,938
Prepaid expenses and other current assets	6,369	5,509
Income tax receivable	—	493
Total current assets	25,617	19,895
Property and equipment, net	97,043	86,149
Property and equipment held under finance lease, net	1,303	1,499
Property and equipment held under operating leases, net ("ROU asset")	167,972	170,494
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	187	336
Other assets	3,964	3,079
Total assets	$606,648	$592,014
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of obligations under finance leases	$142	$170
Current portion of obligations under operating leases	17,616	19,738
Accounts payable	15,668	12,087
Accrued salaries and vacation	11,070	13,926
Accrued insurance	11,987	11,417
Accrued income taxes payable	1,567	2,105
Accrued interest	44	319
Other accrued expenses and current liabilities	20,985	15,896
Total current liabilities	79,079	75,658
Revolver loan	51,000	71,000
Obligations under finance leases, net of current portion	1,436	1,583
Obligations under operating leases, net of current portion	170,812	170,529
Deferred tax liabilities, net	7,611	6,357
Other noncurrent liabilities	5,633	6,218
Total liabilities	315,571	331,345
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 29,957,385 and 29,839,721 shares issued and outstanding as of December 31, 2025 and December 25, 2024, respectively	299	298
Additional paid-in-capital	247,224	241,462
Retained earnings	43,554	18,909
Total stockholders’ equity	291,077	260,669
Total liabilities and stockholders’ equity	$606,648	$592,014

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except share data)

	For the Fiscal Years Ended
	December 31, 2025	December 25, 2024	December 27, 2023

Revenue
Company-operated restaurant revenue	$405,817	$396,260	$398,437
Franchise revenue	52,389	45,561	41,002
Franchise advertising fee revenue	31,840	31,187	29,225
Total revenue	490,046	473,008	468,664
Cost of operations
Food and paper cost	100,083	100,725	108,250
Labor and related expenses	127,258	127,179	127,244
Occupancy and other operating expenses	106,386	99,280	101,398
Gain on recovery of insurance proceeds, lost profits, net	—	—	(327)
Company restaurant expenses	333,727	327,184	336,565
General and administrative expenses	50,258	46,270	42,025
Franchise expenses	47,762	42,307	38,404
Depreciation and amortization	15,966	15,717	15,235
Loss on disposal of assets	277	221	192
Gain on recovery of insurance proceeds, property, equipment and expenses	—	(41)	(247)
Loss (gain) on disposition of restaurants	—	7	(5,034)
Impairment and closed-store reserves	11	175	1,732
Total expenses	448,001	431,840	428,872
Income from operations	42,045	41,168	39,792
Interest expense, net	4,470	5,899	4,811
Income tax receivable agreement (income) expense	—	(20)	103
Income before provision for income taxes	37,575	35,289	34,878
Provision for income taxes	11,089	9,605	9,324
Net income	$26,486	$25,684	$25,554
Net income per share
Basic	$0.91	$0.86	$0.75
Diluted	$0.90	$0.86	$0.74
Weighted-average shares used in computing net income per share
Basic	29,178,940	29,850,256	34,253,542
Diluted	29,396,890	30,034,978	34,374,706

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)

	For the Fiscal Years Ended
	December 31,	December 25,	December 27,
	2025	2024	2023
Net income	$26,486	$25,684	$25,554
Other comprehensive (loss) income
Changes in derivative instruments
Reclassifications of loss into net income	—	—	(170)
Income tax benefit	—	—	44
Other comprehensive (loss), net of taxes	—	—	(126)
Comprehensive income	$26,486	$25,684	$25,428

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share data)

				(Accumulated	Accumulated
			Additional	Deficit)	Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance, December 29, 2022	37,008,061	$370	$292,244	$(11,592)	$126	$281,148
Stock-based compensation	—	—	2,964	—	—	2,964
Issuance of common stock related to restricted shares, net	454,081	5	(5)	—	—	—
Issuance of common stock upon exercise of stock options, net	219,960	2	1,169	—	—	1,171
Shares repurchased for employee tax withholdings	(26,344)	—	(243)	—	—	(243)
Repurchase of common stock	(6,030,850)	(61)	(59,155)	—	—	(59,216)
Repurchase of common stock - excise tax	—	—	(556)	—	—	(556)
Forfeiture of common stock related to restricted shares	(271,685)	(3)	3	—	—	—
Other comprehensive loss, net of income tax	—	—	—	—	(126)	(126)
Net income	—	—	—	25,554	—	25,554
Balance, December 27, 2023	31,353,223	313	236,421	13,962	—	250,696
Stock-based compensation	—	—	3,931	—	—	3,931
Issuance of common stock related to restricted shares, net	513,723	5	(5)	—	—	—
Issuance of common stock upon exercise of stock options, net	163,696	2	1,554	—	—	1,556
Shares repurchased for employee tax withholdings	(36,689)	—	(440)	—	—	(440)
Repurchase of common stock	(2,069,931)	(21)	—	(20,563)	—	(20,584)
Repurchase of common stock - excise tax	—	—	—	(174)	—	(174)
Forfeiture of common stock related to restricted shares	(84,301)	(1)	1	—	—	—
Other comprehensive income, net of income tax	—	—	—	—	—	—
Net income	—	—	—	25,684	—	25,684
Balance, December 25, 2024	29,839,721	298	241,462	18,909	—	260,669
Stock-based compensation	—	—	5,396	—	—	5,396
Issuance of common stock related to restricted shares, net	410,740	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	113,307	1	1,104	—	—	1,105
Shares repurchased for employee tax withholdings	(71,917)	(1)	(736)	—	—	(737)
Repurchase of common stock	(163,229)	(1)	—	(1,841)	—	(1,842)
Forfeiture of common stock related to restricted shares	(171,237)	(2)	2	—	—	—
Net income	—	—	—	26,486	—	26,486
Balance, December 31, 2025	29,957,385	$299	$247,224	$43,554	$—	$291,077

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Fiscal Years Ended
	December 31,	December 25,	December 27,
	2025	2024	2023
Cash flows from operating activities:
Net income	$26,486	$25,684	$25,554
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	15,966	15,717	15,235
Stock-based compensation expense	5,396	3,931	2,964
Income tax receivable agreement (income) expense	—	(20)	103
Fire insurance proceeds for expenses paid and lost profit	—	—	327
Loss (gain) on disposition of restaurants	—	7	(5,034)
Loss on disposal of assets	277	221	192
Gain on recovery of insurance proceeds, property, equipment and expenses, net	—	(41)	(247)
Impairment of property and equipment and ROU assets	—	123	1,536
Amortization of deferred financing costs	195	197	201
Deferred income taxes, net	1,403	(2,857)	906
Changes in operating assets and liabilities:
Accounts and other receivables	(1,739)	677	(216)
Inventories	128	(27)	531
Prepaid expenses and other current assets	(860)	125	(1,972)
Income taxes receivable (payable)	(45)	1,695	838
Operating lease assets	19,989	19,133	19,040
Other assets	(1,080)	(232)	(309)
Accounts payable	4,808	(544)	(3,965)
Accrued salaries and vacation	(2,856)	4,594	459
Accrued insurance	569	(414)	711
Payment related to tax receivable agreement	—	(399)	(350)
Operating lease liabilities	(19,287)	(19,105)	(19,120)
Other accrued expenses and liabilities	(1,274)	(1,684)	3,304
Net cash flows provided by operating activities	48,076	46,781	40,688
Cash flows from investing activities:
Proceeds from disposition of restaurants	—	100	7,722
Proceeds from fire insurance for property and equipment	—	41	163
Purchase of property and equipment	(22,635)	(19,081)	(21,332)
Net cash flows used in investing activities	(22,635)	(18,940)	(13,447)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	9,000	14,000	39,000
Payments on revolver and swingline loan	(29,000)	(27,000)	(21,000)
Minimum tax withholdings related to net share settlements	(737)	(440)	(243)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	1,105	1,556	1,171
Payment of obligations under finance leases	(223)	(207)	(158)
Repurchases of common stock	(1,842)	(20,554)	(59,216)
Net cash flows used in financing activities	(21,697)	(32,645)	(40,446)
Increase/(Decrease) in cash and cash equivalents	3,744	(4,804)	(13,205)
Cash and cash equivalents, beginning of period	2,484	7,288	20,493
Cash and cash equivalents, end of period	$6,228	$2,484	$7,288

	For the Fiscal Years Ended
	December 31,	December 25,	December 27,
	2025	2024	2023
Supplemental cash flow information
Cash paid during the period for interest	$4,381	$5,890	$4,819
Cash paid during the period for income taxes, net	$9,730	$10,351	$7,721
Unpaid purchases of property and equipment	$8,384	$3,969	$5,098
Unpaid repurchases of common stock and excise tax	$-	$204	$—

See notes to consolidated financial statements.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses and operates quick-service restaurants under the name El Pollo Loco ®. The restaurants, which are located principally in California but also in Arizona, Nevada, Texas, Colorado, Utah Louisiana, New Mexico and Washington, specialize in fire-grilling citrus-marinated chicken in a wide variety of contemporary Mexican and LA-inspired entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, variations on the Company’s Pollo Bowl®, Pollo Salads and Pollo Fit entrees. At December 31, 2025, the Company-operated 175 (132 in the greater Los Angeles area) and franchised 328 (148 in the greater Los Angeles area) El Pollo Loco restaurants. In addition, as of December 31, 2025, the Company licensed 8 restaurants in the Philippines.

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

The Company operates in one operating segment. All significant revenues relate to retail sales of food and beverages through either company-operated or franchised-operated restaurants.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. At December 31, 2025, the Company’s total debt was $51.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $6.2 million at December 31, 2025, and the outstanding borrowing availability under the 2022 Revolver (as defined in Note 7 “Long-Term Debt”) will be adequate to meet the Company’s liquidity needs for the next twelve months from the issuance of the consolidated financial statements.

Basis of Presentation

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. Fiscal 2025, 2024, and 2023 ended on December 31, 2025, December 25, 2024 and December 27, 2023, respectively. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations and the fourth quarter includes 14 weeks of operations. Approximately every five or six years a 53-week fiscal year occurs. Fiscal 2025 was a 53-week year. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.

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

The Company had one supplier for which amounts due at December 31, 2025 totaled 10.9% of the Company’s accounts payable. As of December 25, 2024, the Company had one supplier for which the amount due totaled 19.7% of the Company’s accounts payable. Purchases from the Company’s largest supplier totaled 21.1% of the Company’s purchases for fiscal 2025, 24.1% for fiscal 2024 and 26.6% for fiscal 2023 with no amounts payable at December 31, 2025 or December 25, 2024.

In fiscal 2025, 2024 and 2023, Company-operated and franchised restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.9%, 72.0%, and 71.3%, respectively, of total revenue. One franchisee accounted for 28.1% of total accounts receivable as of December 31, 2025, and one franchisee accounted for 28.4% of total accounts receivable as of December 25, 2024.

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

Inventories

Inventories consist principally of food, beverages, packaging and supplies and are valued at the lower of average cost or net realizable value.

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

The Company capitalizes certain directly attributable internal costs in conjunction with the acquisition, development and construction of future restaurants. The Company also capitalizes certain directly attributable costs, including interest, in conjunction with constructing new restaurants. These costs are included in property and amortized over the shorter of the life of the related buildings and leasehold improvements or the lease term. Costs related to abandoned sites and other site selection costs that cannot be identified with specific restaurants are charged to general and administrative expenses in the accompanying consolidated statements of income, and there was $0.1 million for the year ended December 31, 2025, none for the year ended December 25, 2024, and $0.2 million for the year ended December 27, 2023. The Company capitalized internal costs related to site selection and construction activities of $0.6 million, $0.6 million and $1.8 million for the years ended December 31, 2025, December 25, 2024 and December 27, 2023, respectively.

Impairment of Property and Equipment and ROU Assets

The Company reviews its property and equipment and right-of-use assets (“ROU assets”) for impairment on a restaurant-by-restaurant basis whenever events or changes in circumstances indicate that the carrying value of certain property and equipment and ROU assets may not be recoverable. The Company considers a triggering event, related to property and equipment assets or ROU assets in a net asset position, to have occurred related to a specific restaurant if the restaurant’s Average Unit Volume (“AUV”) for the last twelve months are less than a minimum threshold or if consistent levels of undiscounted cash flows for the remaining lease period are less than the carrying value of the restaurant’s assets. Additionally, the Company considers a triggering event, related to ROU assets, to have occurred related to a specific lease if the location has been closed or subleased and future estimated sublease income is less than current lease payments. As of December 31, 2025 and December 25, 2024, ROU assets related to closed or subleased restaurant locations totaled $28.9 million and $39.1 million, respectively. If the Company concludes that the carrying value of certain property and equipment and ROU assets will not be recovered based on expected undiscounted future cash flows, an impairment loss is recorded to reduce the property and equipment or ROU assets to their estimated fair value. The fair value is measured on a nonrecurring basis using unobservable (Level 3) inputs. There is uncertainty in the projected undiscounted future cash flows used in the Company’s impairment review analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used change in the future, the Company may be required to recognize impairment charges in future periods, and such charges could be material. The Company determined that triggering events occurred for certain stores during the year ended December 31, 2025 that required an impairment review of the Company’s property and equipment and ROU assets. Based on the results of this analysis, the Company did not record impairment charges for the year ended December 31, 2025.

In fiscal 2024, the Company recorded non-cash impairment charges of $0.1 million primarily related to the property and equipment assets of two restaurants in Nevada. In fiscal 2023, the Company recorded a non-cash impairment charge of $1.5 million primarily related to the carrying value of the ROU assets of one restaurant in California and the property and equipment assets of one restaurant in Nevada. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, the Company is monitoring the recoverability of the carrying value of the assets of several

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

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

During fiscal 2025, 2024 and 2023, the Company recognized less than $0.1 million, $0.1 million and $0.2 million, respectively, of closed-store reserves expense related to the amortization of ROU assets, property taxes and CAM payments for its closed locations.

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

Upon the sale or refranchising of a restaurant, the Company evaluates whether there is a decrement of goodwill. The amount of goodwill included in the cost basis of the asset sold is determined based on the relative fair value of the portion of the reporting unit disposed of compared to the fair value of the reporting unit retained. The Company reports as one reporting unit. The fair value of the portion of the reporting unit disposed of in a refranchising is determined by reference to the discounted value of the future cash flows expected to be generated by the restaurant and retained by the franchisee, which includes a deduction for the anticipated, future royalties the franchisee will pay the Company associated with the franchise agreement entered into simultaneously with the refranchising transition. The fair value of the reporting unit retained is based on the price a willing buyer would pay for the reporting unit and includes the value of franchise agreements. As such, the fair value of the reporting unit retained can include expected cash flows from future royalties from those restaurants currently being refranchised, future royalties from existing franchise businesses and company restaurant operations. The Company did not record any decrement to goodwill related to the disposition of restaurants in fiscal 2025, 2024 or 2023.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assumptions used in the estimate of fair value are generally consistent with the past performance of the Company’s reporting segment and are also consistent with the projections and assumptions that are used in current operating plans. These assumptions are subject to change as a result of changing economic and competitive conditions.

The Company determined that there were no indicators of potential impairment of its goodwill and indefinite-lived intangible assets during fiscal 2025. Accordingly, the Company did not record any impairment to its goodwill or indefinite-lived intangible assets during the year ended December 31, 2025, December 25, 2024 and December 27, 2023.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the period of the loan on a straight-line basis. Included in other assets are deferred financing costs (net of accumulated amortization), related to the Company’s revolving credit facility, of $0.3 million and $0.5 million as of December 31, 2025 and December 25, 2024, respectively. Amortization expense for deferred financing costs was approximately $0.2 million for all of the years ended December 31, 2025, December 25, 2024, and December 27, 2023, and is reflected as a component of interest expense in the accompanying consolidated statements of income.

Insurance Reserves

The Company is responsible for workers’ compensation, general and health insurance claims up to a specified aggregate stop loss amount. The Company maintains a reserve for estimated claims both reported and incurred but not reported, based on historical claims experience and other assumptions. At December 31, 2025 and December 25, 2024, the Company had accrued $12.0 million and $11.4 million, respectively, and such amounts are reflected as accrued insurance in the accompanying consolidated balance sheets. The expense for such reserves for the years ended December 31, 2025, December 25, 2024 and December 27, 2023, totaled $11.1 million, $9.9 million, and $9.2 million, respectively. These amounts are included in labor and related expenses and general and administrative expenses on the accompanying consolidated statements of income.

Included in accrued insurance is $10.3 million and $10.1 million of workers’ compensation reserves at December 31, 2025 and December 25, 2024, respectively. The Company utilizes an actuary to estimate its workers’ compensation reserves and significant assumptions in the estimate included loss development factors, expected loss rates, and weighting of methods.

Restaurant Revenue

Revenues from the operation of company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents revenue net of sales-related taxes and promotional allowances. Promotional allowances amounted to approximately $9.8 million, $6.3 million and $8.7 million during the years ended December 31, 2025, December 25, 2024 and December 27, 2023, respectively.

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. If a customer does not earn or use points within a one-year period, their account is deactivated and all points expire. When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of December 31, 2025 and December 25, 2024, the revenue allocated to loyalty points that have not been redeemed was $1.1 million and $0.8 million, respectively, which is reflected in the Company’s accompanying consolidated balance sheets within other accrued expenses and current liabilities. The Company expects the loyalty points to be redeemed and recognized over a one-year period.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. Furthermore, due to these escheatment rights, the Company does not recognize breakage related to the sale of gift cards due to the immateriality of the amount remaining after escheatment. The Company recognizes income from gift cards when redeemed by the customer. Unredeemed gift card balances are deferred and recorded as other accrued expenses and current liabilities on the accompanying consolidated balance sheets.

Franchise Revenue

Franchise revenue consists of franchise royalties, initial and renewal franchise fees, license fees due from franchisees, sublease income, IT support services and IT pass through fees related to IT hardware or software. Rental income for subleases to franchisees are outside of the scope of the revenue standard and are within the scope of lease guidance. Franchise royalties are based upon a percentage of net sales of the franchisee and are recorded as income as such sales are earned by the franchisees.

For franchise and development agreement fees, the initial franchise services, or exclusivity of the development agreements, are not distinct from the continuing rights or services offered during the term of the franchise agreement and are, therefore, treated as a single performance obligation. As such, initial franchise and development fees received, and subsequent renewal fees, are recognized over the franchise or renewal term, which is typically 20 years. As of December 31, 2025, the Company had executed development agreements that represent commitments to open 88 franchised restaurants at various dates through 2035.

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

The Company purchases hardware, such as scanners, printers, cash registers, kiosks and tablets, from third-party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

franchisee. As of December 31, 2025, there were no performance obligations, related to hardware services that were unsatisfied or partially satisfied.

Franchise Advertising Fee Revenue

The Company presents advertising contributions received from franchisees as franchise advertising fee revenue and records all expenses of the advertising fund within franchise expenses.

Advertising Costs

Advertising expense is recorded as the obligation to contribute to the advertising fund and is accrued, generally when the associated revenue is recognized. Advertising expense, which is a component of occupancy and other operating expenses, was $16.9 million, $16.1 million and $16.2 million for the years ended December 31, 2025, December 25, 2024 and December 27, 2023, respectively. In addition, there was $31.8 million, $31.2 million and $29.2 million for the years ended December 31, 2025, December 25, 2024 and December 27, 2023, respectively, funded by the franchisees’ advertising fees.

Franchisees pay a monthly fee to the Company that ranges from 4% to 5% of their restaurants’ net sales as reimbursement for advertising, public relations and promotional services the Company provides, which is included within franchise advertising fee revenue. Fees received in advance of provided services are included in other accrued expenses and current liabilities and were $2.4 million and $1.2 million at December 31, 2025 and December 25, 2024, respectively. Company-operated restaurants contribute to the advertising fund on the same basis as franchised restaurants. At December 31, 2025, the Company was obligated to spend $2.4 million more in future periods to comply with this requirement.

Production costs of commercials, programming and other marketing activities are charged to the advertising funds when the advertising is first used for its intended purpose. Total contributions and other marketing expenses are included in general and administrative expenses in the accompanying consolidated statements of income.

Preopening Costs

Preopening costs incurred in connection with the opening of new restaurants are expensed as incurred. For each of the years ended December 31, 2025, December 25, 2024, and December 27, 2023, preopening costs, which are included in general and administrative expenses on the accompanying consolidated statements of income were $0.1 million, $0.3 million, and $0.3 million.

Leases

The Company’s operations utilize property, facilities, equipment and vehicles. Buildings and facilities leased from others are primarily for restaurants and support facilities. Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross sales or net revenues more than a defined amount. Initial terms of land and restaurant building leases generally have terms of 20 years, exclusive of options to renew. ROU assets and operating and finance lease liabilities are recognized at the lease commencement date, which is the date the Company takes possession of the property. Operating and finance lease liabilities represent the present value of lease payments not yet paid. ROU assets represent the Company’s right to use an underlying asset and are based upon the operating and finance lease liabilities adjusted for prepayments or accrued lease payments, lease incentives, and impairment of ROU assets. To determine the present value of lease payments not yet paid, the Company estimates incremental borrowing rates corresponding to the lease term including reasonably certain renewal periods.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Gain on Recovery of Insurance Proceeds, Lost Profits, Net and Gain on Recovery of Insurance Proceeds, Property, Equipment and Expenses

In fiscal 2023, the Company incurred costs directly related to a fire of less than $0.1 million. In fiscal 2023, the Company recognized gains of $0.2 million, related to the reimbursement of property and equipment and expenses incurred and $0.3 million related to the reimbursement of lost profits and in fiscal 2024, the Company recognized gains of less than $0.1 million related to the reimbursement of property and equipment and expenses. The gain on recovery of insurance proceeds and reimbursement of lost profits, net of the related costs, is included in the accompanying consolidated statements of income, for the year ended December 27, 2023, as a reduction of Company restaurant expenses. The Company received from the insurance company cash of $0.5 million, net of the insurance deductible, during fiscal 2023.

Loss (Gain) on Disposition of Restaurants

The Company did not sell any restaurants to its franchisees during fiscal 2025. During fiscal 2024, the Company completed the sale of one company-operated restaurant within California to an existing franchisee due to an expiring lease term on April 30, 2024. During fiscal 2023, the Company completed the sale of 18 company-operated restaurants within California, Utah and Texas to existing franchisees.

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

Income Taxes

The provision for income taxes, accrued income taxes payable and deferred income taxes is determined using the asset and liability method. Deferred tax assets and liabilities are determined based on temporary differences between the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. On a periodic basis, the Company assesses the probability that its net deferred tax assets, if any, will be recovered. If, after evaluating all of the positive and negative evidence, a conclusion is made that it is more likely than not that some portion or all of the net deferred tax assets will not be recovered, a valuation allowance is provided by charging to tax expense a reserve for the portion of deferred tax assets which are not expected to be realized.

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

The Company’s policy is to recognize interest or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties at December 31, 2025 or December 25, 2024. During fiscal 2025, fiscal 2024 and fiscal 2023, there were no material unrecognized tax benefits. Management believes no significant change to the amount of unrecognized tax benefits will occur within the next twelve months.

On July 30, 2014, the Company entered into the income tax receivable agreement (the “TRA”), which calls for the Company to pay to its pre-IPO stockholders 85% of the savings in cash that the Company realizes in its income taxes as a result of utilizing its net operating losses (“NOLs”) and other tax attributes attributable to preceding periods. For the years ended December 25, 2024 and December 27, 2023 income tax receivable agreement (income) expense consisted of the amortization of interest expense and changes in estimates for actual tax returns filed, related to the Company total expected TRA payments. On May 29, 2024, the Company terminated most of the obligations under the TRA, with respect to any payments or obligations owed to the FS Equity Partners V, L.P. and FS Affiliates V, L.P. (together, the “Sellers”) thereunder in exchange for a payment to the Sellers of $0.4 million. As of December 31, 2025 and December 25, 2024, there were no remaining obligations owed on the Company’s consolidated balance sheets.

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

For the year ended December 31, 2025, the Company did not record any non-cash impairment charges for property and equipment, which were measured at fair value on a nonrecurring basis. For the year ended December 25, 2024, the

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company recorded non-cash impairment charges of $0.1 million for certain property and equipment, which were measured at fair value on a nonrecurring basis.

The following non-financial assets were measured at fair value, on a nonrecurring basis, as of and for the year ended December 27, 2023 for which an impairment loss was recognized during the corresponding periods, as discussed above under "Impairment of Property and Equipment and ROU Assets" (in thousands):

	Total	Level 1	Level 2	Level 3	Impairment Losses
Certain property and equipment, net	$—	$—	$—	$—	$1,497
Certain ROU assets, net	$244	$—	$—	$244	$39

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and certain accrued expenses approximate fair value due to their short-term maturities.

Stock-Based Compensation

Stock-based compensation expense is recognized using a fair-value based method for costs related to all share-based payments including stock options, restricted stock and performance-based stock units issued under the Company’s employee stock plans. The fair value of stock option awards is estimated on the date of grant using an option pricing model, which requires the input of subjective assumptions. The Company is required to use judgment in estimating the amount of stock-based awards that are expected to be forfeited. If actual forfeitures differ significantly from the original estimate, stock-based compensation expense and the results of operations could be affected. The cost is recognized on a straight-line basis over the period during which an employee is required to provide service, usually the vesting period. For performance-based stock units, the Company estimates the probability that performance conditions will be achieved.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The ASU includes amendments requiring enhanced income tax disclosures, primarily related to standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. The Company has adopted this standard during the year ended December 31, 2025 on a retrospective basis. See Note 10, Income Taxes, below for the Company’s updated disclosure.

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2025, the FASB issued ASU No. 2025-11, “Interim Reporting (Topic 270) Narrow-Scope Improvements”. The ASU clarifies interim disclosure requirements and the applicability of Topic 270. The amendments in this update result in a comprehensive list of interim disclosures that are required by GAAP. The ASU is effective for interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The ASU can be adopted either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this ASU on its disclosures.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31, 2025	December 25, 2024
Prepaid insurance	$2,634	$2,574
Prepaid service fees	2,953	2,255
Other current assets	782	680
Total prepaid expenses and other current assets	$6,369	$5,509

4. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property are as follows (in thousands):

	December 31, 2025	December 25, 2024
Land	$12,323	$12,323
Buildings and improvements	153,049	152,410
Other property and equipment	77,802	91,352
Construction in progress	22,799	9,882
	265,973	265,967
Less: accumulated depreciation and amortization	(168,930)	(179,818)
	$97,043	$86,149

Depreciation and amortization expense was $16.0 million, $15.7 million and $15.2 million for the years ended December 31, 2025, December 25, 2024, and December 27, 2023, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the year ended December 31, 2025 and recorded $0.1 million and $1.5 million for the years ended December 25, 2024 and December 27, 2023, respectively. See “Impairment of Property and Equipment and ROU Assets” in Note 2 “Summary of Significant Accounting Policies” for additional information.

5. TRADEMARKS AND OTHER INTANGIBLE ASSETS

Domestic trademarks consist of the following (in thousands):

	December 31, 2025	December 25, 2024
Cost	$120,700	$120,700
Accumulated impairment charges	(58,812)	(58,812)
Trademarks, net	$61,888	$61,888

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. LEASES

Nature of leases

The Company’s operations utilize property, facilities, equipment and vehicles leased from others. Additionally, the Company has various contracts with vendors that have been determined to contain an embedded lease in accordance with Topic 842.

As of December 31, 2025, the Company had no leases that it had entered into, but had not yet commenced.

Building and facility leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and 24 equipment leases that are classified as finance leases.

Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross sales or net revenues in excess of a defined amount. Additionally, a number of the Company’s leases have payments, which increase at pre-determined dates based on the change in the consumer price index. For all leases, the Company also reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as common area maintenance, property tax and insurance costs. While the Company determined not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and excluding them from the calculations of the ROU asset and lease liability.

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

During the year ended December 31, 2025 and December 25, 2024, the Company reassessed the lease terms on 19 and 28 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or extend a lease or exercise a lease option. As a result of the reassessment, an additional $11.3 million and $20.5 million, respectively, of ROU asset and lease liabilities were recognized for the year ended December 31, 2025 and December 25, 2024, and will be amortized over the new lease term. For the year ended December 31, 2025, the Company had five lease commencements resulting in $6.2 million. For the year ended December 25, 2024, the Company had no lease commencements.

There were no reassessments that impacted the original lease classification during the year ended December 31, 2025 or December 25, 2024. Additionally, as the Company adopted all practical expedients available under Topic 842, no reallocation between lease and non-lease components was necessary.

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

During fiscal 2025 and fiscal 2024, the Company did not record any non-cash impairment charges. During fiscal 2023, the Company determined that the carrying value of ROU assets at one restaurant was not recoverable. As a result, the Company recorded a less than $0.1 million non-cash impairment charge for the year ended December 27, 2023 related to one restaurant in California.

Equipment

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the Company’s total lease cost, net, disaggregated by underlying asset (in thousands):

	December 31, 2025			December 25, 2024			December 27, 2023
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$84	$118	$202	$76	$100	$176	$73	$2	$75
Interest on lease liabilities	41	14	55	36	18	54	40	5	45
Operating lease cost:
Fixed rent cost	29,544	412	29,956	28,287	332	28,619	27,597	387	27,984
Short-term lease cost	—	52	52	—	1	1	—	8	8
Variable lease cost	534	1,449	1,983	553	1,344	1,897	546	1,279	1,825
Sublease income	(7,244)	—	(7,244)	(7,053)	—	(7,053)	(5,570)	—	(5,570)
Total lease cost, net	$22,959	$2,045	$25,004	$21,899	$1,795	$23,694	$22,686	$1,681	$24,367

The following table presents the Company’s total lease cost on the consolidated statements of income (in thousands):

	December 31, 2025	December 25, 2024	December 27, 2023
Lease cost – Occupancy and other operating expenses	$24,042	$23,046	$23,736
Lease cost – General & administrative	704	366	492

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease cost – Depreciation and amortization	192	176	75
Lease cost – Interest expense	55	54	45
Lease cost – Closed-store reserve	11	52	19
Total lease cost, net	$25,004	$23,694	$24,367

The Company had the following cash and non-cash activities associated with its leases (dollar amounts in thousands):

	December 31, 2025			December 25, 2024			December 27, 2023
	Property	Equipment		Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$28,982	$371	$29,353	$28,376	$310	$28,686	$27,835	$321	$28,156
Financing cash flows used for finance leases	$95	$128	$223	$93	$114	$207	$93	$65	$158

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$17,464	$3	$17,467	$20,504	$1,294	$21,798	$21,448	$54	$21,502
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$148	$148	$—	$135	$135
Derecognition of ROU assets due to terminations, impairment or modifications	$—	$—	$—	$—	$—	$—	$(40)	$(4)	$(44)

Other Information
Weighted-average remaining years in lease term—finance leases	14.86	2.69		15.88	3.24		16.87	3.15
Weighted-average remaining years in lease term—operating leases	9.62	2.79		10.13	3.78		10.42	3.33
Weighted-average discount rate—finance leases	2.57%	6.27%		2.57%	6.49%		2.57%	5.68%
Weighted-average discount rate—operating leases	5.36%	6.42%		5.31%	6.73%		5.00%	4.52%

Information regarding the Company’s minimum future lease obligations at December 31, 2025 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 30, 2026	$169	$28,905	$5,680
December 29, 2027	159	28,199	5,704
December 27, 2028	115	24,763	5,410
December 26, 2029	99	21,972	4,834
December 25, 2030	93	19,079	4,485
Thereafter	957	102,570	29,750
Total	$1,592	$225,488	$55,863
Less: imputed interest (2.57% - 6.42%)	(14)	(37,060)
Present value of lease obligations	1,578	188,428
Less: current maturities	(142)	(17,616)
Noncurrent portion	$1,436	$170,812

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Leases

The Company has multiple short-term leases, which have terms of less than 12 months, and thus were excluded from the recognition requirements of Topic 842. The Company has recognized these lease payments in its consolidated statements of income on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred.

Lessor

The Company is a lessor for certain property, facilities and equipment owned by the Company and leased to others, principally franchisees, under non-cancelable leases with initial terms ranging from 3 to 20 years. These lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross sales or net revenues. All leases are considered operating leases.

For the leases in which the Company is the lessor, there are options to extend the lease. However, there are no terms and conditions to terminate the lease, no right to purchase premises and no residual value guarantees. Additionally, there are no related party leases.

For the years ended December 31, 2025, December 25, 2024, and December 27, 2023, the Company received $0.4 million, $0.4 million and $0.3 million, respectively, of lease income from company-owned locations.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. For borrowings under the 2022 Revolver during fiscal 2025, the interest rate range was 5.3%

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to 7.75%. For borrowings under the 2022 Revolver during fiscal 2024, the interest rate range was 5.7% to 7.0%. The interest rate under the 2022 Revolver was 5.3% at December 31, 2025 and 5.7% at December 25, 2024. For the years ended December 31, 2025, December 25, 2024 and December 27, 2023, the Company had interest expense of $3.9 million, $5.4 million and $4.4 million, respectively, under the 2022 Revolver.

The 2022 Credit Agreement contains certain financial covenants. The Company was in compliance with all such covenants at December 31, 2025.

At December 31, 2025, $10.3 million of letters of credit and $51.0 million of borrowings were outstanding under the 2022 Revolver. The amount available under the 2022 Revolver was $88.7 million at December 31, 2025. At December 25, 2024, $10.3 million of letters of credit and $71.0 million of borrowings were outstanding under the 2022 Revolver.

Maturities

The 2022 Revolver and 2022 Credit Agreement will mature on July 27, 2027. During the year ended December 31, 2025, the Company borrowed $9.0 million and paid down $29.0 million on its 2022 Revolver. During the year ended December 25, 2024, the Company borrowed $14.0 million and paid down $27.0 million on its 2022 Revolver. There are no required principal payments prior to maturity for the 2022 Revolver.

8. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31, 2025	December 25, 2024
Accrued sales and property taxes	$6,408	$5,349
Gift card liability	5,559	5,100
Loyalty rewards program liability	1,106	844
Accrued advertising	2,438	1,194
Accrued legal settlements and professional fees	902	463
Deferred franchise and development fees	546	539
Other	4,026	2,407
Total other accrued expenses and current liabilities	$20,985	$15,896

9. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	December 31, 2025	December 25, 2024
Deferred franchise and development fees	$5,607	$6,191
Other	26	27
Total other noncurrent liabilities	$5,633	$6,218

10. INCOME TAXES

The provision for income taxes is based on the following components (in thousands):

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 25,	December 27,
	2025	2024	2023
Current tax expense
U.S. Federal	$6,569	$8,945	$6,572
U.S. State and local	3,117	3,517	1,846
Total current tax expense	9,686	12,462	8,418
Deferred tax expense (benefit)
U.S. Federal	1,254	(2,105)	(29)
U.S. State and local	149	(752)	935
Total deferred tax expense (benefit)	1,403	(2,857)	906
Total income tax expense
U.S. Federal	7,823	6,840	6,543
U.S. State and local	3,266	2,765	2,781
Total income tax expense	$11,089	$9,605	$9,324

The table below provides the updated requirements of ASU No. 2023-09, Improvements to Income Tax Disclosures for fiscal 2025, 2024 and 2023. The provision for income taxes differs from the amount computed by applying the federal income tax rate of 21.0% for fiscal 2025, 2024 and 2023 as follows (amounts in thousands):

	December 31,		December 25,		December 27,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$7,891	21.0%	$7,411	21.0%	$7,324	21.0%
State and local income taxes, net of federal income tax effect (1) (2)	2,580	6.9	2,157	6.1	2,185	6.3
Tax credits					—	—
WOTC credit	(164)	(0.4)	(163)	(0.5)	(295)	(0.7)
Nontaxable or nondeductible items
Stock option exercises	62	0.2	32	0.1	33	0.1
Nondeductible stock compensation expense	27	—	54	0.2	166	0.5
162(m) nondeductible executive compensation	614	1.6	6	—	194	0.6
Other	13	—	142	0.4	84	—
Changes in unrecognized tax benefits	—	—	—	—	—	—
Other adjustments	—	—	—	—	—	—
Deferred tax liability true up	66	0.2	—	—	(381)	(1.1)
Other	—	—	(34)	(0.1)	14	0.0

Effective tax rate	$11,089	29.5%	$9,605	27.2%	$9,324	26.7%
(1)	State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.
(2)	During fiscal 2023, the ten-year carryover period for California Enterprise Zone credits expired, and the Company released the corresponding valuation allowance.

	For the Fiscal Years Ended
Income Taxes Paid (Net of Refunds Received)	December 31, 2025	December 25, 2024	December 27, 2023
U.S. Federal	$5,955	$7,541	$6,174
State:
California	3,766	2,720	1,503
Other	9	90	44

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total	$9,730	$10,351	$7,721

As of December 31, 2025, the Company had no federal and less than $0.1 million state NOL carryforwards. These State NOLs expire beginning 2029. The utilization of NOL carryforwards and state enterprise zone credits may be subject to limitation under section 382 of the Internal Revenue Code of 1986 (the “Code”) and similar state law provisions.

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

The Company has evaluated the available evidence supporting the realization of its gross deferred tax assets. After evaluating all of the positive and negative evidence, including the Company’s continued income from operations, the Company concluded that it is more likely than not that its deferred tax assets will be realized. As of December 31, 2025 and December 25, 2024, the Company had no valuation allowance.

The Company’s deferred tax assets and liabilities as of December 31, 2025 and December 25, 2024 are summarized below (in thousands).

	December 31,	December 25,
	2025	2024
Deferred assets:
Capital leases	$75	$69
Accrued vacation	482	466
Accrued legal	128	—
Accrued workers’ compensation	1,973	2,099
Accrued payroll	6	5
Net operating losses	5	5
Fixed assets	2,759	2,981
ROU liabilities	51,187	51,160
Other	7,297	7,893
Total deferred tax assets	63,912	64,678
Deferred liabilities:
Goodwill	(5,962)	(5,961)
Trademark	(16,812)	(16,808)
Prepaid expense	(1,051)	(1,012)
ROU assets	(45,631)	(45,790)
Fixed assets	(1,880)	(1,128)
Total deferred tax liabilities	(71,336)	(70,699)
Net deferred tax liability	$(7,424)	$(6,021)

The net deferred tax asset/(liability) amounts above as of December 31, 2025 and December 25, 2024 have been classified in the accompanying consolidated balance sheets as noncurrent assets/(liabilities) and are as follows (in thousands):

	December 31,	December 25,
	2025	2024
Noncurrent:
Assets - state	$187	$336
Liabilities - federal	(7,611)	(6,357)

As of December 31, 2025 and December 25, 2024, the Company had no accrual for unrecognized tax benefits. Consequently, no interest or penalties have been accrued by the Company. The Company is subject to taxation in the United States and in various state jurisdictions.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is no longer subject to U.S. examination for years before 2022 by the federal taxing authority, and for years before 2021 by state taxing authorities.

11. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution employee benefit plan that permits its employees, subject to certain eligibility requirements, to contribute up to 25% of their qualified compensation to the plan. The Company matches 100% of the employees’ contributions of the first 3% of the employees’ annual qualified compensation, and 50% of the employees’ contributions of the next 2% of the employees’ annual qualified compensation. The Company’s matching contribution immediately fully vests. The Company’s contributions to the plan were $0.9 million for the year ended December 31, 2025 and $0.8 million for both the years ended December 25, 2024 and December 27, 2023.

12. STOCK-BASED COMPENSATION

Pursuant to the 2018 Omnibus Equity Incentive Plan the Company grants stock options (“options”), restricted stock units, performance-based stock units and restricted stock. On May 29, 2025, the Company’s stockholders approved an amendment to the Incentive Plan, under which the new aggregate share limit was increased by 1,250,000 shares for a total of 4,500,000 shares. As of December 31, 2025, 525,898 shares were available for grant.

During the years ended December 31, 2025, December 25, 2024 and December 27, 2023, the Company recognized stock-based compensation expense of $5.4 million, $3.9 million and $3.0 million, respectively. These expenses were included in general and administrative expenses consistent with the salary expense for the related grantees in the accompanying consolidated statements of income.

Stock Options

At December 31, 2025, options to purchase 1,233,984 shares of common stock of the Company were outstanding, including 444,364 vested and 789,620 unvested. Unvested options vest over time, or upon the Company’s achievement of annual financial goals. However, the compensation committee of the board of directors, as administrator of the Company’s Equity Incentive Plan, has the power to accelerate the vesting schedule of stock-based compensation, and, generally, in the event of an employee termination in connection with a change in control of the Company, any unvested portion of an award under the plan shall become fully vested. At December 31, 2025, there were no premium options that were granted above the stock price at date of grant. In fiscal 2025, the Company granted 525,493 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2025 had a three year vesting period. Stock options generally expire ten years from the date of grant. In fiscal 2024, the Company granted 578,473 options, with an exercise price equal to the fair market value of the common stock on the date of grant. The options granted in fiscal 2024 had a four year vesting period. Stock options generally expire 10 years from the date of grant. Changes in options for the years ended December 31, 2025 and December 25, 2024, are as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding - December 27, 2023	843,320	$10.13
Grants	578,473	10.53
Exercised	(163,696)	9.50
Forfeited, cancelled or expired	(159,777)	10.66
Outstanding – December 25, 2024	1,098,320	$10.36
Grants	525,493	10.43
Exercised	(113,307)	9.75
Forfeited, cancelled or expired	(276,522)	10.28
Outstanding – December 31, 2025	1,233,984	$10.46	7.17	$435
Vested and expected to vest at December 31, 2025	1,223,897	$10.46	7.15	$433
Exercisable at December 31, 2025	444,364	$10.70	4.32	$268

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value of options exercised, calculated as the difference between the market value on the date of exercise and the exercise price, was $0.2 million, $0.3 million and $0.9 million for fiscal years 2025, 2024 and 2023, respectively.

The Company measures and recognizes compensation expense for the estimated fair value of stock options for employees based on the grant-date fair value of the award. For options that are based on a service requirement, the cost is recognized on a straight-line basis over the requisite service period, usually the vesting period. In order to calculate the Company’s stock options’ fair values and the associated compensation costs for share-based awards, the Company utilizes the Black–Scholes option pricing model and has developed estimates of various inputs including forfeiture rate, expected term, expected volatility, and risk-free interest rate. The forfeiture rate is based on historical rates and reduces the compensation expense recognized. The expected term for options granted is derived using the “simplified” method, in accordance with SEC guidance. The Company calculates the risk-free interest rate using the implied yield for a U.S. Treasury security with constant maturity and a remaining term equal to the expected term of the Company’s employee stock options. The Company does not anticipate paying any cash dividends for the foreseeable future and therefore uses an expected dividend yield of zero for option valuation purposes. Expected volatility is based on the Company’s historical data. Volatility is calculated by taking the historical daily closing equity prices of the Company, prior to the grant date, over a period equal to the expected term.

The weighted-average estimated fair value of employee stock options granted in fiscal 2025 and 2024 was $4.94 and $5.28 per share, respectively, using the Black–Scholes model with the following weighted-average assumptions used to value the option grants:

	December 31, 2025	December 25, 2024
Expected volatility	42.8%	44.1%
Risk-free interest rate	4.1%	4.6%
Expected term (years)	6.00	6.25
Expected dividends	—	—

As of December 31, 2025, the Company had total unrecognized compensation expense of $3 million related to unvested stock options, which the Company expects to recognize over a weighted average period of 2.3 years.

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

The Company estimates its forfeiture rate based on an analysis of its actual forfeitures and will continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover behavior, and other factors. Changes in the estimated forfeiture rate can have a significant effect on reported stock-based compensation expense, as the cumulative effect of adjusting the rate for all expense amortization is recognized in the period the forfeiture estimate is changed. If a revised forfeiture rate is higher than the previously-estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the financial statements. If a revised forfeiture rate is lower than the previously-estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in the financial statements. The effect of forfeiture adjustments was insignificant in fiscal 2025, 2024 and 2023. The Company will continue to use judgment in evaluating the expected term, volatility, and forfeiture rate related to its stock-based compensation.

Restricted Shares

In fiscal 2025 and 2024, 408,348 and 472,186 restricted share awards were granted, respectively, at the fair market value on the date of grant. The grants in fiscal 2025 vest based on continued service over one year for directors and three years for employees and the grants in fiscal 2024 vest based on continued service over one year for directors and four years for employees.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in restricted shares for the years ended December 31, 2025 and December 25, 2024, are as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 27, 2023	537,461	$9.94
Granted	472,186	$10.42
Released	(258,506)	$9.86
Forfeited, cancelled, or expired	(84,301)	$10.91
Unvested shares at December 25, 2024	666,840	$10.19
Granted	408,348	$10.42
Released	(286,914)	$10.38
Forfeited and cancelled	(171,237)	$10.31
Unvested shares at December 31, 2025	617,037	$10.22

As of December 31, 2025, there was total unrecognized compensation expense of $4.3 million related to unvested restricted share awards, which the Company expects to recognize over a weighted-average period of 2.13 years.

During fiscal 2025, the Company granted 161,229 restricted stock units subject to performance-based vesting conditions based on Adjusted EBITDA and restaurant contribution margin to certain officers. Each performance-based restricted stock unit ("PSU") has a grant date fair value of $10.42 and a vesting period from the grant date through the date the audit of the Company's fiscal 2027 financial results is expected to be completed. The fair value of each PSU is expensed based on management's current estimate of the level that the performance goal will be achieved. As of December 31, 2025, based on the target level of performance, the total unrecognized compensation expense related to unvested performance stock units was $1.1 million, which is expected to be recognized over a weighted-average period of 2.05 years. Changes in performance-based shares for the years ended December 31, 2025 and December 25 2024, are as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 27, 2023	—	$—
Granted	41,537	$9.63
Released	—	$—
Forfeited, cancelled, or expired	—	$—
Unvested shares at December 25, 2024	41,537	$9.63
Granted	161,229	$10.42
Released	(28,973)	$9.63
Forfeited and cancelled	(35,988)	$10.42
Unvested shares at December 31, 2025	137,805	$10.34

13. EARNINGS PER SHARE

Basic EPS is calculated using the weighted-average number of shares of common stock outstanding during the years ended December 31, 2025, December 25, 2024, and December 27, 2023. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Below are basic and diluted EPS data for the periods indicated, which are in thousands except for per share data.

	For the Years Ended
	December 31,	December 25,	December 27,
	2025	2024	2023
Numerator:
Net income	$26,486	$25,684	$25,554
Denominator:
Weighted-average shares outstanding—basic	29,178,940	29,850,256	34,253,542
Weighted-average shares outstanding—diluted	29,396,890	30,034,978	34,374,706
Net income per share—basic	$0.91	$0.86	$0.75
Net income per share—diluted	$0.90	$0.86	$0.74
Anti-dilutive securities not considered in diluted EPS calculation	1,041,605	742,663	972,181

Below is a reconciliation of basic and diluted share counts.

	For the Years Ended
	December 31,	December 25,	December 27,
	2025	2024	2023
Weighted-average shares outstanding—basic	29,178,940	29,850,256	34,253,542
Dilutive effect of stock options and restricted shares	217,950	184,722	121,164
Weighted-average shares outstanding—diluted	29,396,890	30,034,978	34,374,706

Share Repurchases

Share Repurchase Program

On November 2, 2023, the Company announced that the Board approved a share repurchase program (“Share Repurchase Program”) under which the Company was authorized to repurchase up to $20,000,000 of shares of the Company’s common stock. Under the Share Repurchase Program, the Company was permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, the Company was authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The repurchase program did not obligate the Company to acquire any particular number of shares. The repurchase program was terminated on March 31, 2025.

Further, on December 4, 2023, the Company repurchased 1.5 million shares for a total purchase price of $12.6 million under the Stock Repurchase Program. Following completion of this repurchase, approximately $7.4 million of the Company’s common stock remained available for repurchase under the Share Repurchase Program at December 27, 2023.

For the year ended December 25, 2024, the Company repurchased 535,628 shares of common stock under the Share Repurchase Program, using open market purchases, for total consideration of approximately $5.6 million. Following the completion of these repurchases, approximately $1.8 million of our common stock remained available for repurchases under the Share Repurchase Program.

During the year ended December 31, 2025, prior to the termination of the program on March 31, 2025, the Company repurchased 163,229 shares of its common stock for a total purchase price of $1.8 million under the Stock Repurchase Program.

Other Share Repurchases

On August 7, 2023, the Company entered into a Stock Repurchase Agreement with the Sellers, as amended on August 4, 2024, pursuant to which the Company agreed to purchase an aggregate of 2,500,000 shares of the Company’s common

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to the repurchase, Freeman Spogli & Co. (“Freeman Spogli”), collectively with the Sellers and certain other funds managed by Freeman Spogli, was the Company’s largest stockholder. In addition, John Roth, a director of the Company until his resignation on August 16, 2023, was a general partner of Freeman Spogli and its chief executive officer.

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

Purchase Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, volume and marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants which will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2032.

At December 31, 2025, the Company’s total estimated commitment to purchase chicken was $26.2 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on three lease agreements. These leases have various terms, the latest of which expires in 2038. As of December 31, 2025, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $3.6 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at December 31, 2025 was $2.9 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default provisions with these franchisees that would put them in default of their franchise agreements in the event of non-payment under the leases. The Company believes that these cross-default provisions reduce the risk that payments will be required to be made under these leases.

Employment Agreements

As of December 31, 2025, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

Franchise and franchise advertising fee revenue

Franchise revenue consists of franchise royalties, initial and renewal franchise fees, license fees due from franchisees, IT support services, IT pass through fees related to IT hardware or software and rental income for subleases to franchisees. Franchise advertising fee revenue consists of advertising contributions received from franchisees.

Disaggregated revenue

The following table presents the Company’s revenues disaggregated by geographic market for the years ended December 31, 2025, December 25, 2024 and December 27, 2023:

	December 31, 2025	December 25, 2024	December 27, 2023
Greater Los Angeles area market	71.9%	72.0%	71.3%
Other markets	28.1%	28.0%	28.7%
Total	100%	100%	100%

Contract balances

The following table provides information about the change in the franchise contract liability balances during the year ended December 31, 2025 and December 25, 2024 (in thousands):

December 27, 2023	$6,997
Revenue recognized	(625)
Additional contract liability	358
December 25, 2024	$6,730
Revenue recognized	(1,150)
Additional contract liability	573
December 31, 2025	$6,153

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the estimated revenue to be recognized in the future related to performance obligations that are unsatisfied as of December 31, 2025 (in thousands):

Franchise revenues:
2026	$552
2027	540
2028	523
2029	495
2030	470
Thereafter	3,573
Total	$6,153

Changes in the loyalty rewards program liability included in other accrued expenses and current liabilities on the consolidated balance sheets were as follows (in thousands):

	December 31, 2025	December 25, 2024
Loyalty rewards liability, beginning balance	$844	$687
Revenue deferred	2,667	2,181
Revenue recognized	(2,405)	(2,024)
Loyalty rewards liability, ending balance	$1,106	$844

The Company expects all loyalty points revenue related to performance obligations unsatisfied as of December 31, 2025 to be recognized within one year.

Gift Cards

The gift card liability included in other accrued expenses and current liabilities on the consolidated balance sheets was as follows (in thousands):

	December 31, 2025	December 25, 2024
Gift card liability	$5,559	$5,100

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	December 31, 2025	December 25, 2024	December 27, 2023
Revenue recognized from gift card liability balance at the beginning of the year	$863	$1,059	$1,064

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

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table below is a summary of the segment net income, including significant segment expenses for the years ended December 31, 2025, December 25, 2024 and December 27, 2023 (in thousands):

	December 31, 2025	December 25, 2024	December 27, 2023
Total revenue	$490,046	$473,008	$468,664
Less:
Food and paper costs	100,083	100,725	108,250
Labor and related expenses	127,258	127,179	127,244
General and administrative expenses	50,258	46,270	42,025
Franchise expenses	47,762	42,307	38,404
Occupancy expenses	32,551	30,792	31,318
Other operating expenses(1)	73,835	68,488	69,753
Depreciation and amortization	15,966	15,717	15,235
Other segment expenses(2)	288	362	(3,357)
Total operating expenses	448,001	431,840	428,872
Income from operations	42,045	41,168	39,792

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expenses, net	4,470	5,899	4,811
Provision for income taxes	11,089	9,605	9,324
Income tax receivable agreement (income) expenses	-	(20)	103
Total segment net income	$26,486	$25,684	$25,554

(1)	Other operating expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, delivery service provider fees, restaurant supplies and other restaurant operating costs.
(2)	Other segment expenses include loss (gain) on disposal of assets, gain on recovery of insurance proceeds, property, equipment and expenses, (gain) loss on disposition of restaurants and impairment and closed-store reserves.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria in Internal Control — Integrated Framework (“2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025 based on the criteria established in the 2013 Framework.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by BDO USA, P.C., the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, as stated in their report included herein.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

El Pollo Loco Holdings, Inc.

Costa Mesa, California

Opinion on Internal Control over Financial Reporting

We have audited El Pollo Loco Holdings, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2025 and December 25, 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated March 13, 2026 expressed an unqualified opinion thereon.

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

/s/ BDO USA, P.C.

Costa Mesa, California

March 13, 2026

ITEM 9B.OTHER INFORMATION

On November 21, 2024, Mr. Mark Buller, a member of our Board of Directors, entered into a Rule 10b5-1 trading agreement. The 10b5-1 Plan provides for the sale of up to 12,271 shares of the Company’s common stock, subject to certain conditions. This trading plan was adopted during an open trading window and expired on December 31, 2025.

ITEM 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2025 fiscal year. In addition, our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, principal financial officer, principal accounting officer, controller, and any persons performing similar functions. The current version of the Code of Business Conduct and Ethics is available on our website under the Corporate Governance section at www.elpolloloco.com. To the extent required by rules adopted by the SEC and The Nasdaq Stock Market LLC, we intend to promptly disclose future amendments to certain provisions of the Code of Business Conduct and Ethics, or waivers of such provisions granted to executive officers and directors, on our website under the Corporate Governance section at www.elpolloloco.com.

ITEM 11.EXECUTIVE COMPENSATION

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2025 fiscal year.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2025 fiscal year.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2025 fiscal year.

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from our definitive proxy statement to be filed not later than 120 days after the end of our 2025 fiscal year.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Annual Report:

(1)	Financial Statements: Consolidated financial statements filed as part of this Annual Report are listed under Item 8. Financial Statements and Supplementary Data.
(2)	Financial Statement Schedules: None.
(3)	Exhibits:

			Incorporated by Reference
Number	Description	Filed Herewith	Form	Period Ended	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	6/3/2024	001-36556
3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023		8-K	N/A	3.1	8/9/2023	001-36556
3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.		8-K	N/A	3.1	2/2/2024	001-36556
4.1	Description of El Pollo Loco Holdings, Inc. Capital Stock		10-K	12/27/2023	4.1	3/8/2024	001-36556
4.2	Rights Agreement, dated as of August 8, 2023, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/9/2023	001-36556
4.3	Amendment No. 1 to Rights Agreement, dated as of August 4, 2024, between El Pollo Loco Holdings, Inc. and Equiniti Trust Company, LLC, as rights agent		8-K	N/A	4.1	8/5/2024	001-36556
10.1	Form of Franchise Agreement		S-1	N/A	10.12	6/24/2014	333-197001
10.2	Form of Franchise Development Agreement		S-1	N/A	10.13	6/24/2014	333-197001
10.3	Form of Franchise Agreement (2019)		10-K	12/25/2019	10.15	3/6/2020	001-36556
10.4	Form of Franchise Development Agreement (2019)		10-K	12/25/2019	10.16	3/6/2020	001-36556
10.5	Form of Franchise Agreement (2021)		10-K	12/29/2021	10.17	3/11/2022	001-36556

10.6	Form of Franchise Development Agreement (2021)	10-K	12/29/2021	10.18	3/11/2022	001-36556
10.7	Form of Franchise Agreement (2022)	10-K	12/27/2023	10.37	3/8/2024	001-36556
10.8	Form of Franchise Development Agreement (2022)	10-K	12/27/2023	10.37	3/8/2024	001-36556
10.9	Form of Franchise Agreement (2023)	10-K	12/25/2024	10.9	3/7/2025	001-36556
10.10	Form of Franchise Development Agreement (2023)	10-K	12/25/2024	10.10	3/7/2025	001-36556
10.11	Credit Agreement, dated as of July 27, 2022, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc., as guarantor, the other guarantors party thereto, the lenders party thereto and Bank of America, as administrative agent, swingline lender and letter of credit issuer	8-K	N/A	10.1	8/2/2022	001-36556
10.12*	Form of Indemnification Agreement between El Pollo Loco Holdings, Inc. and each of its directors and executive officers	10-K	12/25/2024	10.12	3/7/2025	001-36556
10.13*	2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.22	7/22/2014	333-197001
10.14*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.25	7/22/2014	333-197001
10.15*	Form of Non-Officer Director Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan	S-1/A	N/A	10.26	7/22/2014	333-197001
10.16*	Form of Option Award Agreement (Fair Market Value Options) under 2014 Omnibus Equity Incentive Plan (Time Vesting Only)	10-Q	6/29/2016	10.27	8/5/2016	001-36556
10.17*	Form of Employee Restricted Share Agreement under 2014 Omnibus Equity Incentive Plan	10-Q	9/28/2016	10.28	11/4/2016	001-36556
10.18*	2018 Omnibus Equity Incentive Plan	S-8	N/A	4.3	8/6/2018	333-226621

10.19*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.24	3/6/2020	001-36556
10.20*	Form of Restricted Stock Agreement under 2018 Omnibus Equity Incentive Plan (Non-Employee Directors)	10-K	12/25/2019	10.25	3/6/2020	001-36556
10.21*	Form of Restricted Stock Unit Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.26	3/6/2020	001-36556
10.22*	Form of Stock Option Awards Agreement under 2018 Omnibus Equity Incentive Plan	10-K	12/25/2019	10.27	3/6/2020	001-36556
10.23*	El Pollo Loco Holdings, Inc. Equity Incentive Plan, as amended	8-K	N/A	10.1	6/5/2025	001-36556
10.24*	Form of Stock Option Awards Agreement under 2021 Equity Incentive Plan	10-K	12/29/2021	10.31	3/11/2022	001-36556
10.25*	Form of Restricted Share Agreement under 2021 Equity Incentive Plan	10-K	12/29/2021	10.32	3/11/2022	001-36556
10.26*	Form of Restricted Stock Agreement under 2021 Equity Incentive Plan (Non-Employee Directors)	10-K	12/29/2021	10.33	3/11/2022	001-36556
10.27*	Form of Restricted Stock Agreement under 2023 Equity Incentive Plan (Non-Employee Directors)	10-K	12/27/2023	10.37	3/8/2024	001-36556
10.28*	Form of Performance Stock Agreement under 2024 Equity Incentive Plan	10-K	12/25/2024	10.28	3/7/2025	001-36556
10.29*	Form of Stock Option Awards Agreement under 2025 Equity Incentive Plan	10-Q	3/26/2025	10.1	5/2/2025	001-36556
10.30*	Form of Stock Option Awards Agreement under 2025 Equity Incentive Plan (Non-Director Officers)	10-Q	3/26/2025	10.2	5/2/2025	001-36556
10.31*	Form of Restricted Stock Agreement under 2025 Equity Incentive Plan	10-Q	3/26/2025	10.3	5/2/2025	001-36556
10.32*	Form of Restricted Stock Agreement under 2025 Equity Incentive Plan (Non-Director Officers)	10-Q	3/26/2025	10.4	5/2/2025	001-36556
10.33	Form of Performance Stock Agreement under 2025 Equity Incentive Plan	10-Q	3/26/2025	10.5	5/2/2025	001-36556

10.34*	Form of Post-Termination Benefits Agreements for Executives		10-K	12/25/2024	10.29	3/7/2025	001-36556
10.35*	Employment Agreement, dated June 28, 2022, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K	N/A	10.1	7/1/2022	001-36556
10.36*	Employment Agreement, dated November 1, 2023, between El Pollo Loco Holdings, Inc. and Maria Hollandsworth		8-K	N/A	10.1	11/2/2023	001-36556
10.37*	Employment Agreement, dated February 8, 2024, between El Pollo Loco Holdings, Inc. and Elizabeth Williams		8-K	N/A	10.1	2/13/2024	001-36556
10.38*	Retention Award Agreement, dated November 2, 2023, between El Pollo Loco Holdings, Inc. and Ira Fils		8-K	N/A	10.3	11/2/2023	001-36556
10.39	Stock Repurchase Agreement, dated May 23, 2024, between El Pollo Loco Holdings, Inc., FS Equity Partners V, L.P. and FS Affiliates V, L.P.		8-K	N/A	99.1	5/29/2024	001-36556
19.1	El Pollo Loco Insider Trading Policy		10-K	12/25/2024	19.1	3/7/2025	001-36556
21.1	Subsidiaries of El Pollo Loco Holdings, Inc.		S-1	N/A	21.1	6/24/2014	333-197001
23.1	Consent of BDO USA, P.C.	X
31.1	Certification of Chief Executive Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer under section 302 of the Sarbanes–Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. section 1350, adopted by section 906 of the Sarbanes–Oxley Act of 2002	**
97.1	El Pollo Loco Holdings, Inc. Clawback Policy		10-K	12/27/2023	97.1	3/8/2024	001-36556
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL Document

*	This exhibit is a management contract or a compensatory plan or arrangement.
**	Furnished herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

By:	/s/ ELIZABETH WILLIAMS
Elizabeth Williams
Chief Executive Officer
(Principal Executive Officer)
Date:	March 13, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ELIZABETH WILLIAMS	Chief Executive Officer and Director	March 13, 2026
Elizabeth Williams	(Principal Executive Officer)

/s/ IRA FILS	Chief Financial Officer	March 13, 2026
Ira Fils	(Principal Financial and Accounting Officer)

/s/ DOUGLAS J. BABB	Chairman and Director	March 13, 2026
Douglas J. Babb

/s/ NANCY FAGINAS-CODY	Director	March 13, 2026
Nancy Faginas-Cody

/s/ TANA DAVILA	Director	March 13, 2026
Tana Davila

/s/ FRANK GARRIDO	Director	March 13, 2026
Frank Garrido

/s/ DEBORAH GONZALEZ	Director	March 13, 2026
Deborah Gonzalez

/s/ JOE TAYLOR	Director	March 13, 2026
Joe Taylor

/s/ ROBERT D. WRIGHT	Director	March 13, 2026
Robert D. Wright