Form 10-Q
period 2026-04-01
El Pollo Loco Holdings, Inc.
filed 2026-05-08
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2026

or

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

As of May 1, 2026, there were 30,455,298 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	April 1,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,900	$6,228
Accounts and other receivables, net	13,724	11,210
Inventories	1,693	1,810
Prepaid expenses and other current assets	6,561	6,369
Total current assets	25,878	25,617
Property and equipment, net	97,165	97,043
Property and equipment held under finance lease, net	1,232	1,303
Operating lease right-of-use assets	168,377	167,972
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	227	187
Other assets	5,680	3,964
Total assets	$609,121	$606,648
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of obligations under finance leases	$117	$142
Current portion of obligations under operating leases	16,379	17,616
Accounts payable	9,598	15,668
Other accrued expenses and current liabilities	49,508	45,653
Total current liabilities	75,602	79,079
Revolver loan	44,000	51,000
Obligations under finance leases, net of current portion	1,378	1,436
Obligations under operating leases, net of current portion	171,099	170,812
Deferred tax liabilities, net	8,910	7,611
Other noncurrent liabilities	5,634	5,633
Total liabilities	306,623	315,571
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 30,455,298 and 29,957,385 shares issued and outstanding as of April 1, 2026 and December 31, 2025, respectively	304	299
Additional paid-in-capital	250,483	247,224
Retained earnings	51,711	43,554
Total stockholders' equity	302,498	291,077
Total liabilities and stockholders' equity	$609,121	$606,648

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Revenue
Company-operated restaurant revenue	$105,915	$98,365
Franchise revenue	12,028	13,183
Franchise advertising fee revenue	8,239	7,629
Total revenue	126,182	119,177
Cost of operations
Food and paper cost	26,389	24,739
Labor and related expenses	31,839	32,179
Occupancy and other operating expenses	27,330	25,673
Company restaurant expenses	85,558	82,591
General and administrative expenses	12,794	11,263
Franchise expenses	11,189	12,442
Depreciation and amortization	4,314	3,887
Loss on disposal of assets	96	11
Impairment and closed-store reserves	14	11
Total expenses	113,965	110,205
Income from operations	12,217	8,972
Interest expense, net	731	1,176
Income before provision for income taxes	11,486	7,796
Provision for income taxes	3,329	2,315
Net income	$8,157	$5,481
Net income per share
Basic	$0.28	$0.19
Diluted	$0.27	$0.19
Weighted-average shares used in computing net income per share
Basic	29,407,496	29,085,836
Diluted	29,691,297	29,337,906

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended April 1, 2026
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 31, 2025	29,957,385	$299	$247,224	$43,554	$—	$291,077
Stock-based compensation expense	—	—	1,288	—	—	1,288
Issuance of common stock related to restricted shares	320,644	3	(3)	—	—	—
Issuance of common stock upon exercise of stock options, net	201,106	2	2,184	—	—	2,186
Shares repurchased for employee tax withholdings	(19,524)	—	(210)	—	—	(210)
Forfeiture of common stock related to restricted shares	(4,313)	—	—	—	—	—
Net income	—	—	—	8,157	—	8,157
Balance, April 1, 2026	30,455,298	$304	$250,483	$51,711	$—	$302,498

	Thirteen Weeks Ended March 26, 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance, December 25, 2024	29,839,721	$298	$241,462	$18,909	$—	$260,669
Stock-based compensation expense	—	—	1,047	—	—	1,047
Issuance of common stock related to restricted shares	369,879	4	(4)	—	—	—
Issuance of common stock upon exercise of stock options, net	42,736	—	426	—	—	426
Shares repurchased for employee tax withholdings	(9,609)	—	(101)	—	—	(101)
Repurchase of common stock	(159,750)	(2)	—	(1,805)	—	(1,807)
Repurchase of common stock - excise tax	—	—	—	(14)	—	(14)
Forfeiture of common stock related to restricted shares	(23,492)	—	—	—	—	—
Net income	—	—	—	5,481	—	5,481
Balance, March 26, 2025	30,059,485	$300	$242,830	$22,571	$—	$265,701

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Cash flows from operating activities:
Net income	$8,157	$5,481
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,314	3,887
Stock-based compensation expense	1,288	1,047
Loss on disposal of assets	96	11
Amortization of deferred financing costs	48	48
Deferred income taxes, net	1,259	(1,413)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,401)	(3,055)
Inventories	117	88
Prepaid expenses and other current assets	(192)	365
Income taxes receivable/payable	2,030	4,240
Operating lease assets	4,941	4,825
Other assets	(16)	(55)
Accounts payable	(6,422)	173
Operating lease liabilities	(6,297)	(4,850)
Other accrued expenses and current liabilities	6,086	(6,057)
Net cash flows provided by operating activities	13,008	4,735
Cash flows from investing activities:
Purchase of property and equipment	(10,248)	(3,389)
Net cash flows used in investing activities	(10,248)	(3,389)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	—	6,000
Payments on revolver and swingline loan	(7,000)	(4,000)
Minimum tax withholdings related to net share settlements	(210)	(101)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	2,186	426
Payment of obligations under finance leases	(64)	(57)
Repurchases of common stock	—	(1,775)
Net cash flows provided by (used in) financing activities	(5,088)	493
Increase in cash and cash equivalents	(2,328)	1,839
Cash and cash equivalents, beginning of period	6,228	2,484
Cash and cash equivalents, end of period	$3,900	$4,323

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Supplemental cash flow information
Cash paid during the period for interest	$726	$1,068
Cash paid during the period for income taxes	$—	$—
Unpaid purchases of property and equipment	$5,247	$2,709
Unpaid repurchases of common stock and excise tax	$—	$220

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings” or the Company) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through its indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco®. The Company’s restaurants, which are located principally in California but also in Arizona, Colorado, Louisiana, Nevada, New Mexico, Texas, Utah, and Washington, specialize in fire-grilling citrus-marinated chicken in a wide variety of contemporary Mexican and LA-inspired entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, variations on the Company’s Pollo Bowl®, Pollo Salads, and Pollo Fit entrees. As of April 1, 2026, the Company operated 176 and franchised 329 El Pollo Loco restaurants in the United States. In addition, as of April 1, 2026, the Company licensed eight restaurants in the Philippines.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2022 Revolver (See Note 5, Long-Term Debt, below) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity, and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

The Company operates as one operating segment. All significant revenues relate to retail sales of food and beverages through either company-operated or franchised-operated restaurants.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments consisting of normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position and results of operations and cash flows for the periods presented. Interim results of operations are not necessarily indicative of the results that may be achieved for the full year. The condensed consolidated financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company uses a 52- or 53-week fiscal year ending on the last Wednesday of each calendar year. In a 52-week fiscal year, each quarter includes 13 weeks of operations. In a 53-week fiscal year, the first, second and third quarters each include 13 weeks of operations, and the fourth quarter includes 14 weeks of operations. Approximately every five or six years, a 53-week fiscal year occurs. Fiscal 2026 is a 52-week year ending on December 30, 2026. Fiscal 2025 was a 53-week year that ended on December 31, 2025. 53-week years may cause revenues, expenses, and other results of operations to be higher due to the additional week of operations.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and revenue and expenses during the periods reported. Actual results could materially differ from those estimates. The Company’s significant estimates include estimates for impairment of goodwill, intangible assets and property and equipment, insurance reserves, lease accounting matters, contingent liabilities, and income tax valuation allowances.

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. As of April 1, 2026, the Company’s total outstanding balance on its Revolver was $44.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $3.9 million at April 1, 2026, and the outstanding borrowing availability under the 2022 Revolver will be adequate to meet the Company’s liquidity needs for the next twelve months from the date of filing of these condensed consolidated financial statements.

Subsequent Events

Subsequent to the quarter-end, the Company borrowed $5.0 million and paid down $3.0 million on its 2022 Revolver, resulting in outstanding borrowings of $46.0 million as of May 7, 2026.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had no suppliers for which amounts due totaled more than 10% of the Company’s accounts payable as of April 1, 2026. The Company had one supplier to whom amounts due totaled 10.9% of the Company’s accounts payable as of December 31, 2025. Purchases from the Company’s largest supplier totaled 29.7% of  total expenses for the thirteen weeks ended April 1, 2026, and 15.1% of total expenses for the thirteen weeks ended March 26, 2025.

Company-operated and franchise-operated restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.9% of total revenue for the thirteen weeks ended April 1, 2026, and 71.6% of total revenue for the thirteen weeks ended March 26, 2025.

Non-financial instruments

The Company’s non-financial instruments, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value.  The Company determined that there were no indicators of potential impairment for its non-financial assets during the thirteen weeks ended April 2, 2026 or during the thirteen weeks ended March 13, 2025.

Income Taxes

For the thirteen weeks ended April 1, 2026, the Company recorded an income tax provision of $3.3 million, reflecting an estimated effective tax rate of 29.0%. For the thirteen weeks ended March 26, 2025, the Company recorded an income tax provision of $2.3 million, reflecting an estimated effective tax rate of approximately 29.7%. The difference between the 21.0% statutory rate and the effective tax rate of 29.0% for the thirteen weeks ended April 1, 2026 is primarily a result of state tax rates based on apportioned income and the impact of non-tax deductible executive compensation, partially offset by the impact of higher stock compensation expense deductible for tax related to vesting of restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, and federal targeted job credits.Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in the 2025 Form 10-K filed with the SEC on March 13, 2026 that have had a material impact on our consolidated financial statements and related notes.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU amends income tax disclosures primarily related to the rate reconciliation and income taxes paid information, as well as certain other amendments to improve the effectiveness of income tax disclosures. These changes help investors better: (1) understand on an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 during the fiscal year ended December 31, 2025 on a retrospective basis. The adoption of this guidance did not have a material impact on  the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires new disclosures, in the notes to the financial statements, related to the disaggregation of certain expenses within the income statement. Additionally, a qualitative description is required of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Annually, an entity is also required to define and quantify its selling expenses. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU improves the guidance in Topic 270 by improving the navigability of the required interim disclosures from other topics and clarifying when existing guidance is applicable. The purpose of this ASU is not to expand or change previous interim reporting guidance; however, an added principle requires entities to disclose events since the end of the last annual reporting period that have material impact on the entity. The amendments are effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	April 1, 2026	December 31, 2025
Prepaid insurance	$1,935	$2,634
Prepaid service fees	3,767	2,953
Other current assets	859	782
Total prepaid expenses and other current assets	$6,561	$6,369

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	April 1, 2026	December 31, 2025
Land	$12,323	$12,323
Buildings and improvements	166,545	153,049
Other property and equipment	85,069	77,802
Construction in progress	5,066	22,799
	269,003	265,973
Less: accumulated depreciation and amortization	(171,838)	(168,930)
Total property and equipment, net	$97,165	$97,043

Depreciation and amortization expense was $4.3 million for the thirteen weeks ended April 1, 2026 and $3.9 million for the thirteen weeks ended March 26, 2025.

Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen weeks ended April 1, 2026 and March 26, 2025.

4. STOCK-BASED COMPENSATION

Pursuant to the Company’s 2018 Omnibus Equity Incentive Plan (as amended, the “Incentive Plan”), the Company grants stock options, restricted stock units, performance-based restricted stock units (“PSUs”) and restricted stock to the Company’s employees, officers, directors, and other eligible participants. As of April 1, 2026, 2,061,677 shares of common stock remained available for issuance under the Incentive Plan.

Total stock-based compensation expense was $1.3 million and $1.0 million for the thirteen weeks ended April 1, 2026 and March 26, 2025, respectively.Stock Options

As of April 1, 2026, options to purchase 1,411,481 shares of common stock were outstanding, including 374,653 vested and 1,036,828 unvested options. Unvested options vest over time; however, pursuant to the Incentive Plan, upon a change in control, the Company’s Board of Directors (the “Board”) may accelerate vesting. A summary of stock option activity at April 1, 2026 and changes during the thirteen weeks ended April 1, 2026 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 31, 2025	1,233,984	$10.46
Grants	378,603	13.32
Exercised	(201,106)	10.87
Forfeited, cancelled or expired	—	—
Outstanding – April 1, 2026	1,411,481	$11.17	8.64	$3,873
Vested and expected to vest at April 1, 2026	1,395,891	$11.16	8.63	$3,841
Exercisable at April 1, 2026	374,653	$10.50	7.60	$1,335

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	April 1, 2026	March 26, 2025
Expected volatility	41.4%	42.8%
Risk-free interest rate	3.9%	4.1%
Expected term (years)	6.00	6.00
Expected dividends	—	—

At April 1, 2026, the Company had total unrecognized compensation expense of $5.0 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.45 years.

Restricted Shares

A summary of restricted share activity as of April 1, 2026 and changes during the thirteen weeks ended April 1, 2026 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 31, 2025	617,037	$10.22
Granted	320,644	$13.32
Released	(154,973)	$10.31
Forfeited and cancelled	(4,313)	$10.43
Unvested shares at April 1, 2026	778,395	$11.48

At April 1, 2026, the Company had unrecognized compensation expense of $7.8 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.29 years.

Performance-Based Restricted Stock Units

A summary of performance share activity as of April 1, 2026 and changes during the thirteen weeks ended April 1, 2026 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 31, 2025	137,805	$10.34
Granted	132,007	$13.32
Released	—	$—
Forfeited and cancelled	—	$—
Unvested shares at April 1, 2026	269,812	$11.80

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 5.01% to 7.00% for the thirteen weeks ended April 1, 2026 , and 5.65% to 7.75% for the thirteen weeks ended March 26, 2025.

The 2022 Credit Agreement contains certain customary financial covenants, subject to certain exceptions. The Company was in compliance with the financial covenants as of April 1, 2026.

At April 1, 2026, the Company had $44.0 million in outstanding borrowing under the 2022 Revolver and one letter of credit in the amount of $10.3 million outstanding, and as a result, the Company had $95.7 million in borrowing availability.

Maturities

During the thirteen weeks ended April 1, 2026, the Company had no borrowings, and paid down $7.0 million, on the 2022 Revolver. During the thirteen weeks ended March 26, 2025, the Company borrowed $6.0 million and paid down $4.0 million, respectively, on the 2022 Revolver.

6. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	April 1, 2026	December 31, 2025
Accrued insurance	$11,946	$11,987
Accrued salaries and vacation	11,126	11,070
Accrued sales and property taxes	6,341	6,408
Gift card liability	5,160	5,559
Accrued advertising	4,349	2,438
Accrued income taxes payable	3,597	1,567
Loyalty rewards program liability	1,181	1,106
Deferred franchise and development fees	546	546
Accrued legal settlements and professional fees	451	902
Accrued interest	32	44
Other	4,779	4,026
Total other accrued expenses and current liabilities	$49,508	$45,653

7. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	April 1, 2026	December 31, 2025
Deferred franchise and development fees	$5,608	$5,607
Other	26	26
Total other noncurrent liabilities	$5,634	$5,633

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various claims such as wage and hour and other legal actions that arise in the ordinary course of business. The outcomes of these actions are not predictable but the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect the Company’s business, consolidated financial condition, results of operations, and cash flows.

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

As of April 1, 2026, the Company’s total estimated commitment to purchase chicken was $16.6 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on these lease agreements. These leases have various terms, the latest of which expires in 2038. As of April 1, 2026, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $10.4 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at April 1, 2026 was $8.1 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default and indemnification provisions with these franchisees that would put them in default of their franchise agreements and require payment to the Company in the event of non-payment under the leases. The Company believes that these cross-default and indemnification provisions reduce the risk that payments will be required to be made by the Company under these leases.

Employment Agreements

As of April 1, 2026, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen weeks ended April 1, 2026 and March 26, 2025. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Numerator:
Net income	$8,157	$5,481
Denominator:
Weighted-average shares outstanding—basic	29,407,496	29,085,836
Weighted-average shares outstanding—diluted	29,691,297	29,337,906
Net income per share—basic	$0.28	$0.19
Net income per share—diluted	$0.27	$0.19
Anti-dilutive securities not considered in diluted EPS calculation	1,084,767	806,534

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Weighted-average shares outstanding—basic	29,407,496	29,085,836
Dilutive effect of stock options and restricted shares	283,801	252,070
Weighted-average shares outstanding—diluted	29,691,297	29,337,906

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company has two revenue streams, company-operated restaurant revenue and franchise-related revenue.

Company-operated restaurant revenue

Revenue from company-operated restaurants are recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents revenue, net of sales-related taxes and promotional allowances.

The following table presents the Company-operated restaurant revenue disaggregated by geographic market:

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Greater Los Angeles area market	71.9%	71.6%
Other markets	28.1%	28.4%
Total	100.0%	100.0%

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. Points earned prior to January 26, 2026 expire 365 days after a customer completes an eligible transaction to earn them and points earned after January 26, 2026 expire 6 months after a customer completes an eligible transaction to earn them.  When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated and recorded as deferred revenue on the balance sheet. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is then allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of April 1, 2026 and December 31, 2025, the revenue allocated to loyalty points that have not been redeemed was $1.2 million and $1.1 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities.

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	April 1, 2026	December 31, 2025
Loyalty rewards liability, beginning balance	$1,106	$844
Revenue deferred	763	2,667
Revenue recognized	(688)	(2,405)
Loyalty rewards liability, ending balance	$1,181	$1,106

The Company expects all loyalty points revenue related to performance obligations that were unsatisfied as of April 1, 2026 to be recognized over a period exceeding six months but less than one year.

The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. Furthermore, due to these escheatment rights, the Company does not recognize breakage related to the sale of gift cards due to the immateriality of the amount remaining after escheatment. The Company recognizes income from gift cards when redeemed by the customer. Unredeemed gift card balances are deferred and recorded within other accrued expenses and current liabilitites on the accompanying condensed consolidated balance sheets.

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	April 1, 2026	December 31, 2025
Gift card liability	$5,160	$5,559

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$295	$375

Franchise revenue and franchise advertising fee revenue

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

The Company purchases hardware, such as scanners, printers, point-of-sale systems, kiosks, and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue, and is received upon transfer of the goods from the Company to the franchisee. As of April 1, 2026, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

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

The following table provides information about the change in the franchise contract liability balances during the thirteen weeks ended April 1, 2026 and March 26, 2025 (in thousands):

December 31, 2025	$6,153
Revenue recognized	(239)
Additional contract liability	240
April 1, 2026	$6,154

December 25, 2024	$6,730
Revenue recognized	(154)
Additional contract liability	66
March 26, 2025	$6,642

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of April 1, 2026 (in thousands):

Franchise revenues:
2026	$414
2027	542
2028	525
2029	497
2030	472
Thereafter	3,704
Total	$6,154

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

Building and Facility Leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and 21 equipment leases that are classified as finance leases.

Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of restaurant revenue in excess of a defined amount. Additionally, a number of the Company’s leases have payments that increase at pre-determined dates based on the change in the consumer price index. For all leases, the Company also reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as common area maintenance, property tax and insurance costs. While the Company determined not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and therefore excludes them from the calculations of the ROU asset and lease liability.

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

During the thirteen weeks ended April 1, 2026 and March 26, 2025, the Company reassessed the lease terms on six restaurants and two restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. As a result of the reassessment,  an additional $4.6 million and $1.4 million, respectively, of ROU asset and lease liabilities were recognized for the thirteen weeks ended April 1, 2026 and March 26, 2025, respectively. During the thirteen weeks ended April 1, 2026, the Company had one lease commencement resulting in $0.8 million of ROU asset and lease liabilities recognized. For the thirteen weeks ended March 26, 2025, the Company had no lease commencements.

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

The Company did not record any non-cash impairment charges during either the thirteen weeks ended April 1, 2026 or March 26, 2025.

Equipment

Leases of equipment primarily consist of restaurant equipment and vehicles. These leases are fixed payments with no variable component. Additionally, no optional renewal periods have been included in the calculation of the ROU asset, and there are no residual value guarantees and no restrictions imposed.

Lease Cost and Lease Activities

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	April 1, 2026			March 26, 2025
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$17	$21	$38	$19	$30	$49
Interest on lease liabilities	9	3	12	9	5	14
Operating lease cost:
Fixed rent cost	7,333	80	7,413	7,184	103	7,287
Short-term lease cost	—	3	3	—	28	28
Variable lease cost	103	432	535	139	334	473
Sublease income	(1,687)	—	(1,687)	(1,715)	—	(1,715)
Total lease cost	$5,775	$539	$6,314	$5,636	$500	$6,136

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Lease cost – Occupancy and other operating expenses	$6,054	$5,965
Lease cost – General & administrative	210	108
Lease cost – Depreciation and amortization	38	49
Lease cost – Interest expense	12	14
Total lease cost	$6,314	$6,136

During the thirteen weeks ended April 1, 2026 and March 26, 2025, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Thirteen Weeks Ended April 1, 2026			Thirteen Weeks Ended March 26, 2025
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$8,724	$119	$8,843	$7,246	$93	$7,339
Financing cash flows used for finance leases	$34	$30	$64	$23	$34	$57

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$5,397	$(51)	$5,346	$1,414	$—	$1,414
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$—	$—
Derecognition of ROU assets due to terminations, impairment or modifications	$—	$—	$—	$—	$—	$—

Other Information
Weighted-average remaining years in lease term—finance leases	14.61	2.59		15.63	3.08
Weighted-average remaining years in lease term—operating leases	9.63	2.41		9.99	3.54
Weighted-average discount rate—finance leases	2.57%	7.87%		2.57%	6.66%
Weighted-average discount rate—operating leases	5.53%	6.85%		5.32%	6.84%

Information regarding the Company’s minimum future lease obligations as of April 1, 2026 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 30, 2026	$111	$18,559	$5,642
December 29, 2027	167	30,430	5,553
December 27, 2028	124	28,337	5,258
December 26, 2029	108	26,282	4,682
December 25, 2030	104	23,930	4,333
Thereafter	1,169	119,805	27,233
Total	$1,783	$247,343	$52,701
Less: imputed interest (2.57% - 7.87%)	(288)	(59,865)
Present value of lease obligations	1,495	187,478
Less: current maturities	(117)	(16,379)
Noncurrent portion	$1,378	$171,099

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

Lessor

The Company is a lessor for certain property and facilities  owned by the Company and leased to others, principally franchisees, under non-cancelable leases with initial terms ranging from three to 20 years. These lease agreements generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of gross operating profit or net revenues. All leases are considered operating leases.

For the leases in which the Company is the lessor, there are options to extend the lease. However, there are no terms and conditions to terminate the lease, no right to purchase premises and no residual value guarantees. Additionally, there are no related party leases.

The Company received $0.3 million and $0.1 million of lease income from company-owned locations for the thirteen weeks ended April 1, 2026 and March 26, 2025.

12. SEGMENT REPORTING

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

The Company derives revenue from three primary sources: (1) company-operated restaurant revenue, (2) franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and (3) franchise advertising fee revenue. All significant revenues relate to retail sales of food and beverages through either company-operated or franchise-operated restaurants.

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

When evaluating the Company’s financial performance, the CODM regularly reviews total revenue, segment expenses and consolidated net income as reported on the Consolidated Statements of Income as well as non-GAAP measures such as restaurant contribution margin and Adjusted EBITDA to allocate Company resources and assess the performance of the Company. Segment asset information is not used by the CODM to assess performance and allocate resources.

The table below is a summary of the segment net income, including significant segment expenses for the thirteen weeks ended April 1, 2026 and March 26, 2025 (in thousands):

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Total revenue	$126,182	$119,177
Less:
Food and paper costs	26,389	24,739
Labor and related expenses	31,839	32,179
General and administrative expenses	12,794	11,263
Franchise expenses	11,189	12,442
Occupancy expenses	8,083	7,929
Other operating expenses(1)	19,247	17,744
Depreciation and amortization	4,314	3,887
Other segment expenses(2)	110	22
Total operating expenses	113,965	110,205
Income from operations	12,217	8,972
Interest expenses, net	731	1,176
Provision for income taxes	3,329	2,315
Total segment net income	$8,157	$5,481

(1)	Other operating expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, delivery service provider fees, restaurant supplies and other restaurant operating costs.
(2)	Other segment expenses include loss on disposal of assets, and impairment and closed-store reserves.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, discussions of our current expectations, projections, intentions, or beliefs relating to our financial condition, results of operations, liquidity, prospects, growth, trends, strategies, and the industry in which we operate. You can identify forward-looking statements because they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning used in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected.While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to: our ability to open new restaurants in new and existing markets; our ability to compete successfully; global economic or other business conditions, including trade policies, tariff and import regulations by the United States, as well as consumer preferences; our ability to attract, develop, assimilate, and retain employees; our vulnerability to regional geographic conditions; our ability to maintain business continuity in the event of a disaster or disruption; impairment of our assets; changes in food and supply costs, especially for chicken, labor, construction and utilities; the impacts public health crises; potential negative publicity; our ability to continue to expand our digital business, delivery orders and catering; concerns about food safety and quality and about food-borne illness; dependence on frequent and timely deliveries of food and supplies; our ability to service our level of indebtedness; the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels; risks related to our dependence on our franchisees, including their vulnerability to economic changes; exposure from our self-insurance programs; obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms; our ability to achieve our corporate responsibility goals; information technology system failures, cybersecurity breaches, or failure to protect our customers’ data or personal information; our ability to enforce and maintain our intellectual property; the impact of federal, state and local laws, including those governing our relationships with our employees fluctuations in our quarterly operating results due to seasonality and other factors; any future offerings of debt or equity securities that may impact the market price of our common stock or dilute existing shareholders’ ownership; the possibility that Delaware law, our organizational documents, our shareholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover; the impact of shareholder activism on our expenses, business and stock price; and the risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 25, 2025, which filings are available online at www.sec.gov. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways that we expect. The forward-looking statements included in this report are made only as of the date hereof, and we caution you to not place undue reliance on any forward-looking statement made in this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

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

Market Trends and Uncertainties

As a result of California legislation increasing wages of fast food workers, we experienced an increase in our labor and regulatory compliance costs in recent periods. Although we have been able to substantially offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements, we expect these cost pressures to continue in 2026.

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

There is ongoing uncertainty regarding increased tariff duties on goods imported into the United States, which has caused substantial market uncertainty and in certain cases, retaliatory measures by trading partners. Such changes include the imposition of tariffs under the authority of the International Emergency Economic Powers Act, which the U.S. Supreme Court found unlawful in February 2026, the creation of a refund process for such tariff duties, and the imposition of new tariffs under other statutory authorities. Certain of the produce, packaging materials, and other items procured by our Company are sourced from outside the United States, including from Canada, Mexico and Asia. Current and proposed tariff rates range widely, depending on the country of origin. Certain goods from Canada and Mexico that are compliant with the United States-Mexico-Canada Agreement (USMCA) are, and may continue to be, exempt from new tariffs. While we continue to evaluate the potential impacts of increased tariff rates, as well as our ability to mitigate any such related impacts, we anticipate that the imposition of tariffs on goods we import into the United States will adversely impact our revenue and cost of goods sold in the United States. Any new or increased import duties, tariffs, or taxes, or other changes in U.S. trade or tax policy could result in further increases to our food and supplies costs that would adversely impact our financial results. For additional information, see “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk factor titled “We are vulnerable to changes in political and economic conditions, such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.”

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

Growth Strategies and Outlook

As of April 1, 2026, we had 505 locations in nine states. In fiscal 2025, we opened one new company-operated restaurants in California, and our franchisees opened eight new restaurants, two in California, two in Arizona, and one in each of the following states: Colorado, Texas, New Mexico and Washington. For the thirteen weeks ended April 1, 2026, our franchisees opened one new restaurant in California and the Company opened one new restaurant in Texas.

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

Highlights and Trends

Revenue Overview

For the thirteen weeks ended April 1, 2026, our total revenue was $126.2 million. For the thirteen weeks ended April 1, 2026, our company-operated restaurant revenue was $105.9 million, and our franchise revenue and franchise advertising fee revenue was $20.3 million.

Comparable Restaurant Sales

For the thirteen weeks ended April 1, 2026, system-wide comparable restaurant sales increased by 5.8% from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen weeks ended April 1, 2026 increased by 5.4%. For franchise-operated restaurants, comparable restaurant sales increased by 6.1% for the thirteen weeks ended April 1, 2026. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchise-operated restaurants, as reported by franchisees. Refer to “Comparable Restaurant Sales” definition in the section titled “Key Performance Indicators” below.

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Company-operated same store sales	5.4%	0.6%
Franchise-operated same store sales	6.1%	(1.3)%
System-wide same store sales	5.8%	(0.6)%

Restaurant Development

Our restaurant counts at the beginning and end of each of the last three fiscal years and the thirteen weeks ended April 1, 2026, were as follows:

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Company-operated restaurant activity(1):
Beginning of period	175	173
Openings	1	—
Restaurant sale to Company	—	1
Restaurant sale to franchisee	—	—
Closures	—	—
Restaurants at end of period	176	174
Franchise-operated restaurant activity:
Beginning of period	328	325
Openings	1	2
Restaurant sale to Company	—	(1)
Restaurant sale to franchisee	—	—
Closures	—	(1)
Restaurants at end of period	329	325
System-wide restaurant activity:
Beginning of period	503	498
Openings	2	2
Closures	—	(1)
Restaurants at end of period	505	499

(1)	Our restaurant count includes 505 domestic restaurants and excludes the eight licensed restaurants in the Philippines, as well as the two previously licensed restaurants in the Philippines that were closed during the thirteen weeks ended March 26, 2025.

Restaurant Remodeling

During the thirteen weeks ended April 1, 2026, we completed a total of 13 remodels of which 7 were company-operated restaurant remodels. In fiscal 2026, we plan to continue our standard practices for remodels, which includes completing a total of 25 to 35 company-operated restaurants and 30 to 40 franchise-operated remodels. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is approximately $0.4 million per restaurant.

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

As of April 1, 2026 and December 31, 2025, the revenue allocated to loyalty points that had not been redeemed was $1.2 million and $1.1 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 5.4 million loyalty program members as of April 1, 2026.

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

Accounting policies are an integral part of our condensed consolidated financial statements. A thorough understanding of these accounting policies is essential when reviewing our reported results of operations and our financial position. Management believes that our critical accounting policies and estimates involve the most difficult management judgments, due to the sensitivity of the methods and assumptions used. For a summary of our critical accounting policies and a discussion of our use of estimates, see “Critical Accounting Policies and Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

There have been no material changes to our critical accounting policies or uses of estimates since our Annual Report on Form 10-K for the year ended December 31, 2025.

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

General and Administrative Expenses

General and administrative expenses are comprised of expenses associated with corporate and administrative functions that support the development and operations of our restaurants, including compensation and benefits, travel expenses, stock-based compensation expense, legal and professional fees, and other related corporate costs. Also included are pre-opening costs, and expenses above the restaurant level, including salaries for field management, such as area and regional managers, and franchise field operational support.

Franchise Expenses

Franchise expenses are primarily comprised of rent expenses incurred on properties leased or owned by us and then sublet to franchisees, expenses incurred in support of franchisee information technology systems, and the franchisee’s portion of advertising expenses.

Depreciation and Amortization

Depreciation and amortization primarily consists of the depreciation of property and equipment, including leasehold improvements and equipment.

Loss on Disposal of Assets

Loss on disposal of assets includes the loss on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

Impairment and Closed-Store Reserves

We review long-lived assets such as property, and equipment, right-of-use (“ROU”) assets and intangibles on a unit-by-unit basis for impairment when events or circumstances indicate the carrying value of the assets may not be recoverable. We determine if there is impairment at the restaurant level by comparing undiscounted future cash flows from the related long-lived assets to their respective carrying values and record an impairment charge when appropriate. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term, including sales trends, labor rates, commodity costs and other operating cost assumptions. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset’s carrying amount exceeds its fair value. This process of assessing fair values requires the use of estimates and assumptions, including our ability to sell or reuse the related assets and market conditions, which are subject to a high degree of judgment. If these assumptions change in the future, we may be required to record impairment charges for these assets and these charges could be material.

When we close a restaurant, we will evaluate the ROU asset for impairment, based on anticipated sublease recoveries. The remaining value of the ROU asset is amortized on a straight-line basis, with the expense recognized in closed-store reserve expense, in addition to property tax and CAM expenses for our closed restaurants.

Interest Expense, Net

Interest expense, net, consists primarily of interest on our outstanding debt. Debt issuance costs are amortized at cost over the life of the related debt.

Provision for Income Taxes

Provision for income taxes consists of federal and state taxes on our pre-tax income.

Comparison of Results of Operations

Our operating results for the thirteen weeks ended April 1, 2026 and March 26, 2025 are expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, and are compared in the tables below.

	Thirteen Weeks Ended
	April 1, 2026		March 26, 2025		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$105,915	83.9	$98,365	82.5	$7,550	7.7
Franchise revenue	12,028	9.5	13,183	11.1	(1,155)	(8.8)
Franchise advertising fee revenue	8,239	6.5	7,629	6.4	610	8.0
Total revenue	126,182	100.0	119,177	100.0	7,005	5.9
Cost of operations(1)
Food and paper costs	26,389	24.9	24,739	25.2	1,650	6.7
Labor and related expenses	31,839	30.1	32,179	32.7	(340)	(1.1)
Occupancy and other operating expenses	27,330	25.8	25,673	26.1	1,657	6.5
Company restaurant expenses(1)	85,558	80.8	82,591	84.0	2,967	3.6
General and administrative expenses	12,794	10.1	11,263	9.5	1,531	13.6
Franchise expenses	11,189	8.9	12,442	10.4	(1,253)	(10.1)
Depreciation and amortization	4,314	3.4	3,887	3.3	427	11.0
Loss on disposal of assets	96	0.1	11	0.0	85	772.7
Impairment and closed-store reserves	14	0.0	11	0.0	3	27.3
Total expenses	113,965	90.3	110,205	92.5	3,760	3.4
Income from operations	12,217	9.7	8,972	7.5	3,245	36.2
Interest expense, net of interest income	731	0.6	1,176	1.0	(445)	(37.8)
Income before provision for income taxes	11,486	9.1	7,796	6.5	3,690	47.3
Provision for income taxes	3,329	2.6	2,315	1.9	1,014	43.8
Net income	$8,157	6.5	$5,481	4.6	$2,676	48.8
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended April 1, 2026, company-operated restaurant revenue increased $7.6 million, or 7.7%, from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to an increase in company-operated comparable restaurant revenue of $5.4 million, or 5.4%, as well as $0.7 million of additional sales from the opening of two restaurants after the first quarter of 2025. The company-operated comparable restaurant sales increase consisted of a 5.7% increase in average check size, partially offset by a 0.3% decrease in transactions.

Franchise Revenue

For the quarter ended April 1, 2026, franchise revenue decreased $1.2 million, or 8.8%, from the comparable period in the prior year. This decrease was primarily due to the $1.9 million in franchisee IT pass-through revenue related to the franchise rollout of the new Point of Sale (“POS”) system completed in 2025, which was offset by a corresponding decrease in related franchise expenses. The decrease was also partially offset by the increase in franchise revenue related to the 9 franchise-operated restaurant openings during or subsequent to the first quarter of 2025 and by a franchise comparable restaurant sales increase of 6.1%. The franchise comparable restaurant increase consisted of a 4.9% increase in average check size, combined with a 1.1% increase in transactions.

Franchise Advertising Fee Revenue

For the quarter ended April 1, 2026, franchise advertising fee revenue increased $0.6 million, or 8.0%, from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the fluctuations for the quarter were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended April 1, 2026, food and paper costs increased $1.7 million, or 6.7%, from the comparable period in the prior year.

The increase in food and paper costs was primarily due to higher sales, increased discounts and higher produce pricing. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 24.9%, down from 25.2% in the comparable period of the prior year. The percentage decrease was primarily due to menu price increases partially offset by the increased discounts and cost increases highlighted above.

Labor and Related Expenses

For the quarter ended April 1, 2026, labor and related expenses decreased $0.3 million, or 1.1%, from the comparable period in the prior year. The decrease in labor and related expenses for the quarter was primarily due to a $0.5 million reduction in group insurance and workers compensation claims, $0.5 million costs related to improved labor efficiencies as part of our cost-management initiatives partially offset by a $0.7 million increase in other labor-related expenses related to an increase in training, overtime and wage inflation and labor related expenses from the opening of two restaurants after the first quarter of 2025.

For the quarter ended April 1, 2026, labor and related expenses as a percentage of company-operated restaurant revenue were 30.1%, down from 32.7% in the comparable period in the prior year. The percentage change was driven by leverage on the comparable store sales increase, higher menu prices, reduced group insurance and workers compensation claims and the improved labor efficiencies, partially offset by higher other labor-related costs.

Occupancy and Other Operating Expenses

For the quarter ended April 1, 2026, occupancy and other operating expenses increased $1.7 million, or 6.5%, from the comparable period in the prior year. The increase was primarily due to a $0.8 million increase in other operating expenses primarily from marketplace delivery fees, mobile order fees, and credit card fees, an increase of  $0.5 million in utilities and repairs and maintenance costs, and an increase of $0.4 million in advertising and occupancy costs.

For the quarter ended April 1, 2026, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.8%, down from 26.1% in the comparable period in the prior year. The decrease as a percentage of sales resulted from the leverage on the comparable store sales increase highlighted above.

General and Administrative Expenses

For the quarter ending April 1, 2026, general and administrative expenses increased $1.5 million, or 13.6%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $0.6 million received from a legal settlement in the prior year, a $0.7 million increase in legal fees and other general and administrative costs, $0.3 million increase to outside services and software maintenance, a $0.2 million increase to stock-based compensation expense, and a combined $0.2 million increase related to our corporate office relocation and the implementation of a new  enterprise resource planning (“ERP”) system, partially offset by $0.6 million of lower shareholder activism.

For the quarter ended April 1, 2026, general and administrative expenses as a percentage of total revenue were 10.1%, up from 9.5% in the comparable period of the prior year. The percentage increase is primarily due to the cost increases discussed above.

Franchise Expenses

For the quarter ended April 1, 2026, franchise expenses decreased $1.3 million, or 10.1%, from the comparable period in the prior year. The decrease was primarily due to the $1.9 million in franchise IT pass-through expense related to the franchise rollout of the new POS system completed in 2025.

Depreciation and Amortization

For the quarter ended April 1, 2026, depreciation and amortization increased $0.4 million, or 11.0%, from the comparable period in the prior year. The increase was primarily due to the completion of 17 company-operated restaurant remodels in 2025 and 7 company-operated restaurant remodels in the first quarter of 2026, along with the rollout of the new POS system to company-operated restaurants completed in 2025.

Impairment and Closed-Store Reserves

During both the thirteen weeks ended April 1, 2026 and March 26, 2025, we did not record any non-cash impairment charges. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

During both the thirteen weeks ended April 1, 2026 and March 26, 2025, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM expenses for our closed locations.

Interest Expense, Net

For the quarter ended April 1, 2026, interest expense, net, decreased $0.4 million from the comparable period in the prior year. The decrease in interest expense was primarily related to the lower interest rates in fiscal quarter of 2026 and lower outstanding balances on our 2022 Revolver (as defined below) versus the comparable period in the prior year.

Provision for Income Taxes

For the quarter ended April 1, 2026, we recorded an income tax provision of $3.3 million, reflecting an estimated effective tax rate of 29.0%. For the quarter ended March 26, 2025, we recorded an income tax provision of $2.3 million, reflecting an estimated effective tax rate of approximately 29.7%.

The difference between the 21.0% statutory rate and our effective tax rate of 29.0% for the quarter ended April 1, 2026 is primarily a result of state tax rate based on apportioned income and the impact of non-tax deductible executive compensation expense, partially offset by  the impact of higher stock compensation expense deductible for tax related to vesting of restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, and federal targeted job credits.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with GAAP. System-wide sales are the sum of company-operated restaurant revenue and sales from franchise-operated restaurants. Our total revenue in our condensed consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration. System-wide sales do not include the eight licensed stores in the Philippines.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue (in thousands):

	Thirteen Weeks Ended
	April 1, 2026	March 26, 2025
Company-operated restaurant revenue	$105,915	$98,365
Franchise revenue	12,028	13,183
Franchise advertising fee revenue	8,239	7,629
Total Revenue	126,182	119,177
Franchise revenue	(12,028)	(13,183)
Franchise advertising fee revenue	(8,239)	(7,629)
Sales from franchise-operated restaurants	188,978	171,088
System-wide sales(1)	$294,893	$269,453

(1)	System-wide sales do not include the eight licensed stores in the Philippines.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchise-operated, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At April 1, 2026 and March 26, 2025, there were 485 and 484 system-wide comparable restaurants in both periods, 171 and 170 company-operated restaurants, respectively, and 313 and 314 franchise-operated restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution therefore excludes franchise revenue, franchise advertising fee revenue and franchise expenses as well as certain other costs, such as general and administrative expenses, franchise expenses, depreciation and amortization, impairment and closed-store reserves, loss on disposal of assets and other costs that are considered corporate-level expenses and are not considered normal operating costs of our restaurants. Accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of stockholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company-operated restaurant revenue.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended
(Dollar amounts in thousands)	April 1, 2026	March 26, 2025
Restaurant contribution:
Income from operations	$12,217	$8,972
Add (less):
General and administrative expenses	12,794	11,263
Franchise expenses	11,189	12,442
Depreciation and amortization	4,314	3,887
Loss on disposal of assets	96	11
Franchise revenue	(12,028)	(13,183)
Franchise advertising fee revenue	(8,239)	(7,629)
Impairment and closed-store reserves	14	11
Restaurant contribution	$20,357	$15,774

Company-operated restaurant revenue:
Total revenue	$126,182	$119,177
Less:
Franchise revenue	(12,028)	(13,183)
Franchise advertising fee revenue	(8,239)	(7,629)
Company-operated restaurant revenue	$105,915	$98,365

Restaurant contribution margin (%)	19.2%	16.0%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended
(Amounts in thousands)	April 1, 2026	March 26, 2025
Net income	$8,157	$5,481
Non-GAAP adjustments:
Provision for income taxes	3,329	2,315
Interest expense, net	731	1,176
Depreciation and amortization	4,314	3,887
EBITDA	$16,531	$12,859
Stock-based compensation expense (a)	1,288	1,047
Loss on disposal of assets (b)	96	11
Impairment and closed-store reserves (c)	14	11
Legal settlements (d)	—	(619)
Special legal and professional fees expense (e)	33	615
Duplicate rent expense for corporate office relocation (f)	64	—
ERP software implementation costs (g)	75	—
Pre-opening costs (h)	89	1
Adjusted EBITDA	$18,190	$13,925

(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss or gain on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closed restaurants. We did not record any non-cash impairment charges during either the thirteen weeks ended April 1, 2026 or March 26, 2025. During both the thirteen weeks ended April 1, 2026 and March 26, 2025, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM expenses for our closed locations.
(d)	Includes $0.6 million received from legal settlement, net of legal expenses.
(e)	Consists of legal and professional costs related to shareholder activism and related matters.
(f)	Consists of duplicate rent expense for the corporate headquarter relocation.
(g)	Represents costs incurred in connection with the implementation of a new ERP system which are included in general and administrative expenses.
(h)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2022 Revolver (as defined below). Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months and beyond from the issuance of the condensed consolidated financial statements.

However, depending on macroeconomic conditions, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2022 Credit Agreement (as defined in Note 5 “Long-Term Debt”), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirteen Weeks Ended
(Amounts in thousands)	April 1, 2026	March 26, 2025
Net cash provided by (used in):
Operating activities	$13,008	$4,735
Investing activities	(10,248)	(3,389)
Financing activities	(5,088)	493
Net change in cash and cash equivalents	$(2,328)	$1,839

Operating Activities

For the thirteen weeks ended April 1, 2026, net cash from operating activities increased by $8.3 million from the comparable period of the prior year. This change was due to improvement in working capital compared to the same period in the prior year as well as an increase in net income and deferred income taxes.

Investing Activities

For the thirteen weeks ended April 1, 2026, net cash used in investing activities decreased by $6.9 million from the comparable period of the prior year. This change was primarily due to a increase in purchase of property and equipment mostly related to restaurant remodeling and new restaurant development during the thirteen weeks ended April 1, 2026 when compared to the prior year.

Financing Activities

For the thirteen weeks ended April 1, 2026, net cash used in financing activities decreased by $5.6 million from the comparable period of the prior year. The change was primarily due to paydowns of $7.0 million on the 2022 Revolver during the thirteen weeks ended April 1, 2026 compared to a net borrowings of $2.0 million on the 2022 Revolver during the thirteen weeks ended March 26, 2025 partially offset by an increase of $1.8 million of proceeds from the issuance of common stock upon exercise of stock options during the thirteen weeks ended April 1, 2026 as compared to the thirteen weeks ended March 26, 2025 as well as no repurchases of common stock during the thirteen weeks ended April 1, 2026 as compared repurchases of common stock of $1.8 million during the thirteen weeks ended March 26, 2025.

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

Under the 2022 Revolver, we are restricted from making certain payments such as cash dividends or share repurchases, except that we may, inter alia, (i) pay up to $1.0 million per year to repurchase or redeem our qualified equity interests held by our past or present officers, directors, or employees (or their estates) upon death, disability, or termination of employment, and (ii) so long as no default or event of default has occurred and is continuing, (a) make non-cash repurchases of equity interests in connection with the exercise of stock options by directors, officers and management, provided that those equity interests represent a portion of the consideration of the exercise price of those stock options, (b) pay up to $0.5 million in any 12 month consecutive period to redeem, repurchase or otherwise acquire equity interests of any subsidiary that is not a wholly-owned subsidiary from any holder of equity interest in such subsidiary, (c) pay up to $2.5 million per year pursuant to stock option plans, employment agreements, or incentive plans, (d) make up to $5.0 million in other restricted payments per year, and (e) make other restricted payments, subject to our compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2022 Revolver.

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 5.01% to 7.00% and 5.65% to 7.75% for the thirteen weeks ended April 1, 2026 and March 26, 2025, respectively.

The 2022 Credit Agreement contains certain financial covenants. We were in compliance with the financial covenants as of April 1, 2026.

At April 1, 2026, we had $44.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $10.3 million outstanding, and as a result, we had $95.7 million in borrowing availability.

See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Material Cash Requirements

Our material cash requirements as of April 1, 2026 have not changed materially since those disclosed under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Cash Requirements, of our Annual Report on Form 10-K for the year ended December 31, 2025. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) purchasing commitments for chicken, (iv) restaurant finance lease payments, and (v) capital expenditures.

Share Repurchases

On November 2, 2023, we announced that our Board of Directors approved a share repurchase program (the “Share Repurchase Program”) under which we were authorized to repurchase up to $20,000,000 of shares of our common stock. Under the Share Repurchase Program, we were permitted to repurchase our common stock from time to time, in amounts and at prices that we deemed appropriate, subject to market conditions and other considerations. Pursuant to the Share Repurchase Program, we were authorized to effect repurchases using open market purchases, including pursuant to Rule 10b5-1 trading plans, and/or through privately negotiated transactions. The Share Repurchase Program did not obligate us to acquire any particular number of shares. During the 13 weeks ended March 26, 2025, the Company repurchased 159,750 shares pursuant to the Share Repurchase Program. The Company did not repurchase any shares pursuant to the Share Repurchase Program during the 13 weeks ended April 1, 2026. The Share Repurchase Program expired on March 31, 2025.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced and entered into the 2022 Credit Agreement, which provides for a $150 million five-year senior secured revolving facility. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of April 1, 2026, we had outstanding borrowings of $44.0 million under our 2022 Revolver, $10.3 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.25%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.4 million on an annualized basis.

During the thirteen weeks ended April 1, 2026, we did not make any borrowings and paid down $7.0 million on our 2022 Revolver, and the outstanding balance as of April 1, 2026 was $44.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

Inflation

Inflation has an impact on food, paper, construction, utility, labor and benefits, and general and administrative costs, as well as other costs, all of which can materially impact our operations. In general, we have been able to substantially offset cost increases resulting thus far from inflation by increasing menu prices, managing menu mix, improving productivity, or making other adjustments. We may not be able to offset cost increases in the future. In addition, we have a substantial number of hourly employees who are paid wage rates at or based on the applicable federal, state, or local minimum wage, and increases in the minimum wage will increase our labor costs.

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

Item 4.Controls and Procedures.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of April 1, 2026.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended April 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

See discussion under Note 8, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of common stock in the quarterly period ended April 1, 2026 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
January 1, 2026 to January 28, 2026	—		$—	—	$-
January 29, 2026 to February 25, 2026	—		$-	—	$-
February 26, 2026 to April 1, 2026	19,524		$10.42	—	$-
Total	19,524	(1)		—

(1)	Consists of 19,524 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

Insider Trading Arrangements

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 6.Exhibits.

(a)	Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.	8-K	3.1	6/5/2025
3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023	8-K	3.1	8/9/2023
3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.	8-K	3.1	2/2/2024
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

Date: May 8, 2026	By:	/s/ ELIZABETH WILLIAMS
Elizabeth Williams
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2026

By:	/s/ IRA FILS
Ira Fils
Chief Financial Officer
(Principal Financial and Accounting Officer)