Form 10-Q
period 2026-07-01
El Pollo Loco Holdings, Inc.
filed 2026-08-07
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2026

or

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

As of August 3, 2026, there were 30,432,937 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	July 1,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$13,282	$6,228
Accounts and other receivables, net	13,357	11,210
Inventories	1,733	1,810
Prepaid expenses and other current assets	5,901	6,369
Total current assets	34,273	25,617
Property and equipment, net	99,650	97,043
Property and equipment held under finance lease, net	1,180	1,303
Operating lease right-of-use assets	166,963	167,972
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	471	187
Other assets	5,688	3,964
Total assets	$618,787	$606,648
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of obligations under finance leases	$109	$142
Current portion of obligations under operating leases	18,334	17,616
Accounts payable	18,823	15,668
Other accrued expenses and current liabilities	47,272	45,653
Total current liabilities	84,538	79,079
Revolver loan	30,000	51,000
Obligations under finance leases, net of current portion	1,335	1,436
Obligations under operating leases, net of current portion	169,624	170,812
Deferred tax liabilities, net	10,617	7,611
Other noncurrent liabilities	5,630	5,633
Total liabilities	301,744	315,571
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 30,440,266 and 29,957,385 shares issued and outstanding as of July 1, 2026 and December 31, 2025, respectively	304	299
Additional paid-in-capital	252,221	247,224
Retained earnings	64,518	43,554
Total stockholders' equity	317,043	291,077
Total liabilities and stockholders' equity	$618,787	$606,648

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Revenue
Company-operated restaurant revenue	$108,136	$104,318	$214,051	$202,683
Franchise revenue	12,862	13,372	24,890	26,555
Franchise advertising fee revenue	8,574	8,144	16,813	15,773
Total revenue	129,572	125,834	255,754	245,011
Cost of operations
Food and paper cost	27,466	25,496	53,855	50,235
Labor and related expenses	32,293	32,155	64,132	64,334
Occupancy and other operating expenses	27,315	26,741	54,645	52,414
Company restaurant expenses	87,074	84,392	172,632	166,983
General and administrative expenses	7,054	13,532	19,848	24,795
Franchise expenses	11,870	12,627	23,059	25,069
Depreciation and amortization	4,166	3,929	8,480	7,816
Loss on disposal of assets	516	43	612	54
Impairment and closed-store reserves	209	6	223	17
Total expenses	110,889	114,529	224,854	224,734
Income from operations	18,683	11,305	30,900	20,277
Interest expense, net	706	1,207	1,437	2,383
Income before provision for income taxes	17,977	10,098	29,463	17,894
Provision for income taxes	5,170	2,991	8,499	5,306
Net income	$12,807	$7,107	$20,964	$12,588
Net income per share
Basic	$0.43	$0.24	$0.71	$0.43
Diluted	$0.43	$0.24	$0.70	$0.43
Weighted-average shares used in computing net income per share
Basic	29,727,656	29,097,871	29,574,499	29,092,409
Diluted	30,093,260	29,272,394	29,882,457	29,314,443

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended July 1, 2026

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, April 1, 2026	30,455,298	304	250,483	51,711	$302,498
Stock-based compensation expense	—	—	1,578	—	1,578
Issuance of common stock upon exercise of stock options, net	43,713	—	444	—	444
Shares repurchased for employee tax withholdings	(19,878)	—	(284)	—	(284)
Forfeiture of common stock related to restricted shares	(38,867)	—	—	—	—
Net income	—	—	—	12,807	12,807
Balance, July 1, 2026	30,440,266	$304	$252,221	$64,518	$317,043

	Thirteen Weeks Ended June 25, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, March 26, 2025	30,059,485	$300	$242,830	$22,571	$265,701
Stock-based compensation	—	—	1,700	—	1,700
Issuance of common stock related to restricted shares	28,847	—	—	—	—
Issuance of common stock upon exercise of stock options, net	2,880	—	26	—	26
Shares repurchased for employee tax withholdings	(34,621)	—	(334)	—	(334)
Repurchase of common stock	(3,479)	—	—	(36)	(36)
Repurchase of common stock - excise tax	—	—	—	14	14
Forfeiture of common stock related to restricted shares	(44,420)	(1)	1	—	—
Net income	—	—	—	7,107	7,107
Balance, June 25, 2025	30,008,692	$299	$244,223	$29,656	$274,178

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Twenty-Six Weeks Ended July 1, 2026

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	29,957,385	$299	$247,224	$43,554	$291,077
Stock-based compensation expense	—	—	2,866	—	2,866
Issuance of common stock related to restricted shares	320,644	3	(3)	—	—
Issuance of common stock upon exercise of stock options, net	244,819	2	2,627	—	2,629
Shares repurchased for employee tax withholdings	(39,402)	—	(493)	—	(493)
Forfeiture of common stock related to restricted shares	(43,180)	—	—	—	—
Net income	—	—	—	20,964	20,964
Balance, July 1, 2026	30,440,266	$304	$252,221	$64,518	$317,043

	Twenty-Six Weeks Ended June 25, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 25, 2024	29,839,721	$298	$241,462	$18,909	$260,669
Stock-based compensation expense	—	—	2,747	—	2,747
Issuance of common stock related to restricted shares	398,726	4	(4)	—	—
Issuance of common stock upon exercise of stock options, net	45,616	—	452	—	452
Shares repurchased for employee tax withholdings	(44,230)	—	(435)	—	(435)
Repurchase of common stock	(163,229)	(2)	—	(1,841)	(1,843)
Forfeiture of common stock related to restricted shares	(67,912)	(1)	1	—	—
Net income	—	—	—	12,588	12,588
Balance, June 25, 2025	30,008,692	$299	$244,223	$29,656	$274,178

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025
Cash flows from operating activities:
Net income	$20,964	$12,588
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,480	7,816
Stock-based compensation expense	2,866	2,747
Loss on disposal of assets	612	54
Impairment of property and equipment and ROU assets	200	—
Closed store reserves	23	—
Amortization of deferred financing costs	96	96
Deferred income taxes, net	2,723	(2,072)
Changes in operating assets and liabilities:
Accounts and other receivables	(2,147)	(2,523)
Inventories	77	210
Prepaid expenses and other current assets	468	1,840
Income taxes receivable/payable	(1,009)	(2,051)
Operating lease assets	10,041	9,651
Other assets	726	(257)
Accounts payable	3,262	3,895
Operating lease liabilities	(9,605)	(9,703)
Other accrued expenses and current liabilities	6,961	(3,419)
Net cash flows provided by operating activities	44,738	18,872
Cash flows from investing activities:
Purchase of property and equipment	(18,727)	(8,427)
Net cash flows used in investing activities	(18,727)	(8,427)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	5,000	8,000
Payments on revolver and swingline loan	(26,000)	(10,000)
Minimum tax withholdings related to net share settlements	(493)	(435)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	2,629	452
Payment of obligations under finance leases	(93)	(114)
Repurchases of common stock	—	(1,843)
Net cash flows used in financing activities	(18,957)	(3,940)
Increase in cash and cash equivalents	7,054	6,505
Cash and cash equivalents, beginning of period	6,228	2,484
Cash and cash equivalents, end of period	$13,282	$8,989

	Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025
Supplemental cash flow information
Cash paid during the period for interest	$1,287	$2,316
Cash paid during the period for income taxes	$6,785	$9,921
Unpaid purchases of property and equipment	$3,898	$3,998

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings” or the Company) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through Holdings’ indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco®. The Company’s restaurants, which are located principally in California but also in Arizona, Colorado, Idaho, Louisiana, Nevada, New Mexico, Texas, Utah, and Washington, specialize in fire-grilling citrus-marinated chicken served in individual and family meals and also in a wide variety of contemporary entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, and variations of the Company’s Pollo Bowl® and Pollo Salads. As of July 1, 2026, the Company operated 175 and franchised 336 El Pollo Loco restaurants in the United States. In addition, as of July 1, 2026, the Company licensed eight restaurants in the Philippines.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2022 Revolver (as defined below, see Note 5, “Long-Term Debt,” below) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

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

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. As of July 1, 2026, the Company’s total outstanding balance on its Revolver was $30.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $13.3 million at July 1, 2026, and the outstanding borrowing availability under the 2022 Revolver (as defined below) will be adequate to meet the Company’s liquidity needs for at least the next twelve months and beyond from the issuance of the condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had one supplier for which amounts due totaled more than 10.0% of the Company’s accounts payable as of July 1, 2026. The Company had one supplier to whom amounts due totaled 10.9% of the Company’s accounts payable as of December 31, 2025. Purchases from the Company’s largest supplier totaled 38.7% and 40.5% of total expenses for the thirteen and twenty-six weeks ended July 1, 2026, respectively, and 23.8% and 16.0% of total expenses for the thirteen and twenty-six weeks ended June 25, 2025, respectively.

Company-operated and franchise-operated restaurants in the greater Los Angeles area generated, in the aggregate, approximately 71.4% and 71.6% of total revenue for the thirteen and twenty-six weeks ended July 1, 2026, respectively, and 71.7% of total revenue for both the thirteen and twenty-six weeks ended June 25, 2025.

Non-financial instruments

The Company’s non-financial instruments, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value. During the thirteen and twenty-six weeks ended July 1, 2026, the Company recorded a non-cash impairment charge of $0.2 million related to the non-financial assets of one restaurant in Nevada. The Company determined that there were no indicators of potential impairment for its non-financial assets during the thirteen and twenty-six weeks ended June 25, 2025.

Income Taxes

For the thirteen weeks ended July 1, 2026, the Company recorded an income tax provision of $5.2 million, reflecting an estimated effective tax rate of 28.8%. For the thirteen weeks ended June 25, 2025, the Company recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 29.6%. For the twenty-six weeks ended July 1, 2026, the Company recorded an income tax provision of $8.5 million, reflecting an estimated effective tax rate of 28.8%. For the twenty-six weeks ended June 25, 2025, the Company recorded an income tax provision of $5.3 million, reflecting an estimated effective tax rate of 29.7%. The difference between the 21.0% statutory rate and the effective tax rate of 28.8% for the twenty-six weeks ended July 1, 2026 is primarily a result of state tax rates based on apportioned income, the impact of non-tax deductible executive compensation, and tax deficiencies related to stock option exercises, for which the associated tax deductions were lower than the cumulative stock-based compensation expense,  partially offset by the impact of higher stock compensation expense deductible for tax related to the vesting of restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, and federal targeted job credits.

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on our consolidated financial statements and related notes.

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

In April 2026, the FASB issued ASU No. 2026-01, Equity (Topic 505): Initial measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. This amendment improves generally accepted accounting principles by providing authoritative guidance on how an issuer should initially measure paid-in-kind dividends on equity-classified preferred stock. The amendments are effective for interim reporting periods beginning after December 15, 2026, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818). The amendments in this update improve generally accepted accounting principles by providing specific authoritative guidance for environmental credits and environmental credit obligations. The amendments are effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

The Company reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	July 1, 2026	December 31, 2025
Prepaid insurance	$1,198	$2,634
Prepaid service fees	3,911	2,953
Other current assets	792	782
Total prepaid expenses and other current assets	$5,901	$6,369

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	July 1, 2026	December 31, 2025
Land	$12,323	$12,323
Buildings and improvements	167,038	153,049
Other property and equipment	88,343	77,802
Construction in progress	7,227	22,799
	274,931	265,973
Less: accumulated depreciation and amortization	(175,281)	(168,930)
Total property and equipment, net	$99,650	$97,043

Depreciation and amortization expense was $4.2 million and $3.9 million for the thirteen weeks ended July 1, 2026 and June 25, 2025, respectively, and $8.5 million and $7.8 million for the twenty-six weeks ended July 1, 2026 and June 25, 2025, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company recorded an immaterial non-cash impairment charge for the thirteen and twenty-six weeks ended July 1, 2026 related to one restaurant in Nevada. Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen and twenty-six weeks ended June 25, 2025.

4. STOCK-BASED COMPENSATION

Pursuant to the Company’s 2018 Omnibus Equity Incentive Plan (as amended, the “Incentive Plan”), the Company grants stock options, restricted stock units, performance-based restricted stock units (“PSUs”) and restricted stock to the Company’s employees, officers, directors, and other eligible participants. As of July 1, 2026, 2,213,185 shares of common stock remained available for issuance under the Incentive Plan.

Total stock-based compensation expense was $1.6 million and $1.7 million for the thirteen weeks ended July 1, 2026 and June 25, 2025, respectively, and $2.9 million and $2.7 million for the twenty-six weeks ended July 1, 2026 and June 25, 2025, respectively.

Stock Options

As of July 1, 2026, options to purchase 1,289,129 shares of common stock were outstanding, including 452,000 vested and 837,129 unvested options. Unvested options vest over time; however, pursuant to the Incentive Plan, upon a change in control, the Company’s Board of Directors (the “Board”) may accelerate vesting. A summary of stock option activity at July 1, 2026 and changes during the twenty-six weeks ended July 1, 2026 is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 31, 2025	1,233,984	$10.46
Grants	378,603	13.32
Exercised	(244,819)	10.74
Forfeited, cancelled or expired	(78,639)	11.31
Outstanding – July 1, 2026	1,289,129	$11.20	8.36	$7,429
Vested and expected to vest at July 1, 2026	1,277,043	$10.46	8.35	$7,367
Exercisable at July 1, 2026	452,000	$10.46	7.35	$2,939

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	July 1, 2026	June 25, 2025
Expected volatility	41.4%	42.8%
Risk-free interest rate	3.9%	4.1%
Expected term (years)	6.00	6.00
Expected dividends	$—	$—

At July 1, 2026, the Company had total unrecognized compensation expense of $4.0 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.23 years.

Restricted Shares

A summary of restricted share activity as of July 1, 2026 and changes during the twenty-six weeks ended July 1, 2026 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 31, 2025	617,037	$10.22
Granted	320,644	$13.32
Released	(246,576)	$10.25
Forfeited and cancelled	(43,180)	$11.28
Unvested shares at July 1, 2026	647,925	$11.67

At July 1, 2026, the Company had unrecognized compensation expense of $6.5 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 2.10 years.

Performance-Based Restricted Stock Units

A summary of performance share activity as of July 1, 2026 and changes during the twenty-six weeks ended July 1, 2026 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 31, 2025	137,805	$10.34
Granted	132,007	$13.32
Released	—	$—
Forfeited and cancelled	(34,002)	$11.27
Unvested shares at July 1, 2026	235,810	$11.87

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 4.97% to 5.02% and 4.97% to 7.00% for the thirteen and twenty-six weeks ended July 1, 2026, and 5.67% to 5.93% and 5.65% to 7.75% for the thirteen and twenty-six weeks ended June 25, 2025, respectively.

The 2022 Credit Agreement contains certain customary financial covenants, which covenants are subject to certain exceptions. The Company was in compliance with all financial covenants as of July 1, 2026.

At July 1, 2026, the Company had $30.0 million in outstanding borrowing under the 2022 Revolver and one letter of credit in the amount of $10.3 million outstanding, and as a result, the Company had $109.7 million in borrowing availability.

Maturities

During the thirteen and twenty-six weeks ended July 1, 2026, the Company had $5.0 million of borrowings, and paid down $19.0 million and $26.0 million, on the 2022 Revolver. During the thirteen and twenty-six weeks ended June 25, 2025, the Company borrowed $2.0 million and $8.0 million, respectively, and paid down $6.0 million and $10.0 million, respectively, on the 2022 Revolver.

6. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	July 1, 2026	December 31, 2025
Accrued insurance	$11,375	$11,987
Accrued salaries and vacation	10,039	11,070
Accrued sales and property taxes	4,602	6,408
Gift card liability	5,285	5,559
Accrued advertising	—	2,438
Accrued income taxes payable	559	1,567
Loyalty rewards program liability	1,309	1,106
Deferred franchise and development fees	549	546
Accrued legal settlements and professional fees	319	902
Accrued interest	41	44
Other	13,194	4,026
Total other accrued expenses and current liabilities	$47,272	$45,653

7. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	July 1, 2026	December 31, 2025
Deferred franchise and development fees	$5,604	$5,607
Other	26	26
Total other noncurrent liabilities	$5,630	$5,633

8. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various claims such as wage and hour, consumer, and other legal actions that arise in the ordinary course of business. The outcomes of these actions are not predictable but the Company does not believe that the ultimate resolution of these actions will have a material adverse effect on its financial position, results of operations, liquidity, or capital resources. A significant increase in the number of claims, or an increase in amounts owing under successful claims, could materially and adversely affect the Company’s business, consolidated financial condition, results of operations, and cash flows.

Purchase Commitments

The Company has long-term beverage supply agreements with certain major beverage vendors. Pursuant to the terms of these arrangements, volume and marketing rebates are provided to the Company and its franchisees from the beverage vendors based upon the dollar volume of purchases for system-wide restaurants, which purchases will vary according to their demand for beverage syrup and fluctuations in the market rates for beverage syrup. These contracts have terms extending through the end of 2032.

As of July 1, 2026, the Company’s total estimated commitment to purchase chicken was $4.9 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on these lease agreements. These leases have various terms, the latest of which expires in 2038. As of July 1, 2026, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $11.5 million. The present value of these potential payments discounted at the Company’s estimated pre-tax cost of debt at July 1, 2026 was $9.2 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default and indemnification provisions with these franchisees that would put them in default of their franchise agreements and require payment to the Company in the event of non-payment under the leases. The Company believes that these cross-default and indemnification provisions reduce the risk that payments will be required to be made by the Company under these leases.

Employment Agreements

As of July 1, 2026, the Company had employment agreements with three of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses that are payable under certain business conditions.

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

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and twenty-six weeks ended July 1, 2026 and June 25, 2025. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Numerator:
Net income	$12,807	$7,107	$20,964	$12,588
Denominator:
Weighted-average shares outstanding—basic	29,727,656	29,097,871	29,574,499	29,092,409
Weighted-average shares outstanding—diluted	30,093,260	29,272,394	29,882,457	29,314,443
Net income per share—basic	$0.43	$0.24	$0.71	$0.43
Net income per share—diluted	$0.43	$0.24	$0.70	$0.43
Anti-dilutive securities not considered in diluted EPS calculation	399,278	1,365,912	349,442	991,831

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Weighted-average shares outstanding—basic	29,727,656	29,097,871	29,574,499	29,092,409
Dilutive effect of stock options and restricted shares	365,604	174,523	307,958	222,034
Weighted-average shares outstanding—diluted	30,093,260	29,272,394	29,882,457	29,314,443

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

The following table presents the Company-operated restaurant revenue with the Greater Los Angeles area geographic market disaggregated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Greater Los Angeles area market	80.2%	80.8%	80.3%	80.7%
Other markets	19.8%	19.2%	19.7%	19.3%
Total	100.0%	100.0%	100.0%	100.0%

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. Points earned prior to January 26, 2026 expire 365 days after a customer completes an eligible transaction to earn them and points earned after January 26, 2026 expire 6 months after a customer completes an eligible transaction to earn them.  When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated and recorded as deferred revenue on the balance sheet. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. A portion of the transaction price is then allocated to loyalty points, if necessary, on a pro-rata basis, based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of July 1, 2026 and December 31, 2025, the revenue allocated to loyalty points that have not been redeemed was $1.3 million and $1.1 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities.

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	July 1, 2026	December 31, 2025
Loyalty rewards liability, beginning balance	$1,106	$844
Revenue deferred	1,588	2,667
Revenue recognized	(1,385)	(2,405)
Loyalty rewards liability, ending balance	$1,309	$1,106

The Company expects all loyalty points revenue related to performance obligations that were unsatisfied as of July 1, 2026 to be recognized over a period exceeding six months but less than one year.

The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and are subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operates. Furthermore, due to these escheatment rights, the Company does not recognize breakage related to the sale of gift cards due to the immateriality of the amount remaining after escheatment. The Company recognizes income from gift cards when redeemed by the customer. Unredeemed gift card balances are deferred and recorded within other accrued expenses and current liabilities on the accompanying condensed consolidated balance sheets.

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	July 1, 2026	December 31, 2025
Gift card liability	$5,285	$5,559

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$244	$268	$539	$643

Franchise Revenue and Franchise Advertising Fee Revenue

Franchise revenue consists of franchise royalties, initial and renewal franchise fees, license fees due from franchisees, IT support services, and rental income for subleases to franchisees. Franchise advertising fee revenue consists of advertising contributions received from franchisees. These revenue streams are made up of the following performance obligations:

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

The revenue-based royalty fee and revenue-based advertising fee are considered variable consideration and are recognized as franchise revenue as such revenue are earned by the franchisees. Both revenue-based fees qualify under the royalty constraint exception and do not require an estimate of future transaction price. Additionally, the Company is utilizing the practical expedient available under ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”) regarding disclosure of the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied for revenue-based royalties.

In certain franchise agreements, the Company offers a discounted renewal fee to incentivize future renewals after the end of the initial franchise term. As this is considered a separate performance obligation, the Company allocated a portion of the initial franchise fee to this discounted renewal, on a pro-rata basis, assuming a 20-year renewal. This performance obligation is satisfied over the renewal term, which is typically 10 or 20 years, while payment is fixed and due at the time the renewal is signed.

The Company purchases hardware, such as scanners, printers, point-of-sale systems, kiosks, and tablets, from third party vendors, which it then sells to franchisees. As the Company is considered the principal in this relationship, payment received for the hardware is considered revenue and is received upon transfer of the goods from the Company to the franchisee. As of July 1, 2026, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

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

The following table provides information about the change in the franchise contract liability balances during the twenty-six weeks ended July 1, 2026 and June 25, 2025 (in thousands):

December 31, 2025	$6,153
Additional contract liability	384
Revenue recognized	(387)
July 1, 2026	$6,150

December 25, 2024	$6,730
Additional contract liability	273
Revenue recognized	(324)
June 25, 2025	$6,679

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of July 1, 2026 (in thousands):

Franchise revenues:
2026	$333
2027	552
2028	536
2029	508
2030	484
Thereafter	3,737
Total	$6,150

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

Building and Facility Leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and 11 equipment leases that are classified as finance leases.

Restaurants are operated under lease arrangements that generally provide for a fixed base rent and, in some instances, contingent rent based on a percentage of restaurant revenue in excess of a defined amount. Additionally, a number of the Company’s leases have payments that increase at pre-determined dates based on the change in the consumer price index. For all leases, the Company also reimburses the landlord for non-lease components, or items that are not considered components of a contract, such as common area maintenance, property tax and insurance costs. While the Company determined not to separate lease and non-lease components, these payments are based on actual costs, making them variable consideration and therefore excludes them from the calculations of the right-of-use (“ROU”) asset and lease liability.

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

During the thirteen and twenty-six weeks ended July 1, 2026, the Company reassessed the lease terms on seven restaurants and 14 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. This reassessment resulted in an additional $3.8 million and $9.1 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended July 1, 2026, respectively. During the thirteen and twenty-six weeks ended June 25, 2025, the Company reassessed the lease terms on seven and nine restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. This reassessment resulted in an additional $5.7 million and $7.1 million of ROU asset and lease liabilities for the thirteen and twenty-six weeks ended June 25, 2025, respectively, which were recognized and will be amortized over the new lease term.

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

During the thirteen and twenty-six weeks ended July 1, 2026, the Company recorded a $0.2 million non-cash impairment charge related to one restaurant in Nevada. During both the thirteen and twenty-six weeks ended June 25, 2025, the Company did not record any non-cash impairment charges.

Equipment

Leases of equipment primarily consist of restaurant equipment and vehicles. These leases are fixed payments with no variable component. Additionally, no optional renewal periods have been included in the calculation of the ROU asset, and there are no residual value guarantees and no restrictions imposed.

Lease Cost and Lease Activities

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	July 1, 2026			June 25, 2025
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$19	$92	$111	$19	$29	$48
Interest on lease liabilities	9	2	11	10	4	14
Operating lease cost:
Fixed rent cost	7,326	—	7,326	7,213	105	7,318
Short-term lease cost	—	1	1	—	7	7
Variable lease cost	221	257	478	163	336	499
Sublease income	(1,725)	—	(1,725)	(1,748)	—	(1,748)
Total lease cost	$5,850	$352	$6,202	$5,657	$481	$6,138

	Twenty-Six Weeks Ended
	July 1, 2026			June 25, 2025
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$36	$113	$149	$38	$59	$97
Interest on lease liabilities	18	5	23	19	9	28
Operating lease cost:
Fixed rent cost	14,659	75	14,734	14,397	208	14,605
Short-term lease cost	—	4	4	—	35	35
Variable lease cost	324	694	1,018	302	670	972
Sublease income	(3,412)	—	(3,412)	(3,463)	—	(3,463)
Total lease cost	$11,625	$891	$12,516	$11,293	$981	$12,274

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Lease cost – Occupancy and other operating expenses	$6,011	$5,970	$12,065	$11,935
Lease cost – General & administrative	149	106	359	214
Lease cost – Depreciation and amortization	31	48	69	97
Lease cost – Interest expense	11	14	23	28
Total lease cost	$6,202	$6,138	$12,516	$12,274

During the twenty-six weeks ended July 1, 2026 and June 25, 2025, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Twenty-Six Weeks Ended July 1, 2026			Twenty-Six Weeks Ended June 25, 2025
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$14,549	$219	$14,768	$14,504	$186	$14,690
Financing cash flows used for finance leases	$50	$43	$93	$47	$67	$114

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$9,194	$(61)	$9,133	$7,070	$15	$7,085
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$—	$—

Derecognition of ROU assets due to terminations, impairment or modifications	$179	$—	$179	$—	$—	$—

Other Information
Weighted-average remaining years in lease term—finance leases	14.36	1.96		15.38	2.95
Weighted-average remaining years in lease term—operating leases	9.42	2.34		9.81	3.29
Weighted-average discount rate—finance leases	2.57%	8.04%		2.57%	6.87%
Weighted-average discount rate—operating leases	5.55%	6.85%		5.36%	6.72%

Information regarding the Company’s minimum future lease obligations as of July 1, 2026 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 30, 2026	$67	$12,659	$2,829
December 29, 2027	160	30,907	5,553
December 27, 2028	117	28,912	5,335
December 26, 2029	103	27,073	4,835
December 25, 2030	104	24,881	4,487
Thereafter	1,169	121,756	27,616
Total	$1,720	$246,188	$50,655
Less: imputed interest (2.57% - 8.04%)	(276)	(58,230)
Present value of lease obligations	1,444	187,958
Less: current maturities	(109)	(18,334)
Noncurrent portion	$1,335	$169,624

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

The Company received $0.1 million and $0.1 million of lease income from company-owned locations for the thirteen weeks ended July 1, 2026 and June 25, 2025, respectively. The Company received $0.1 million and $0.2 million of lease income from company-owned locations for the twenty-six weeks ended July 1, 2026 and June 25, 2025, respectively.

12. SEGMENT REPORTING

Operating segments are defined as components of a company that engage in business activities from which it may earn revenue and incur expenses, and for which separate financial information is available and is regularly reviewed by the chief operating decision maker (“CODM”) to assess the performance of the individual segments and make decisions about company resources such as personnel and working capital to be allocated to the segments.

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

When evaluating the Company’s financial performance, the CODM regularly reviews total revenue, segment expenses, and consolidated net income as reported on the Consolidated Statements of Income as well as non-GAAP measures such as restaurant contribution margin and Adjusted EBITDA to allocate Company resources and assess the performance of the Company. Segment asset information is not used by the CODM to assess performance and allocate resources.

The table below is a summary of the segment net income, including significant segment expenses for the thirteen and twenty-six weeks ended July 1, 2026 and June 25, 2025 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Total revenue	$129,572	$125,834	$255,754	$245,011
Less:
Food and paper costs	27,466	25,496	53,855	50,235
Labor and related expenses	32,293	32,155	64,132	64,334
General and administrative expenses	7,054	13,532	19,848	24,795
Franchise expenses	11,870	12,627	23,059	25,069
Occupancy expenses	7,948	8,114	16,031	16,043
Other operating expenses(1)	19,367	18,627	38,614	36,371
Depreciation and amortization	4,166	3,929	8,480	7,816
Other segment expenses(2)	725	49	835	71
Total operating expenses	110,889	114,529	224,854	224,734
Income from operations	18,683	11,305	30,900	20,277
Interest expenses, net	706	1,207	1,437	2,383
Provision for income taxes	5,170	2,991	8,499	5,306
Total segment net income	$12,807	$7,107	$20,964	$12,588
(1)	Other operating expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, delivery service provider fees, restaurant supplies and other restaurant operating costs.
(2)	Other segment expenses include loss on disposal of assets, and impairment and closed-store reserve.

13. SUBSEQUENT EVENTS

Subsequent to the quarter-end, the Company paid down $4.0 million on its 2022 Revolver, resulting in outstanding borrowings of $26.0 million as of July 29, 2026.

Subsequent to the quarter end, on August 4, 2026 the company amended its $150.0 million credit facility, extending the term to August 4, 2031.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our “Condensed Consolidated Financial Statements (Unaudited)” and accompanying “Notes to Condensed Consolidated Financial Statements (Unaudited)” included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion may contain forward-looking statements that involve risks, uncertainties, and assumptions that could cause actual results to differ materially from management’s expectations. See “Cautionary Statement Concerning Forward-Looking Statements” below.  We assume no obligation to update any such forward-looking statements.

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, discussions of our current expectations, projections, intentions, or beliefs relating to our financial condition, results of operations, liquidity, prospects, growth, trends, strategies, and the industry in which we operate. You can identify forward-looking statements because they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning used in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to: our ability to open new restaurants in new and existing markets; our ability to compete successfully; global economic or other business conditions, including trade policies, tariff and import regulations by the United States, as well as consumer preferences; our ability to attract, develop, assimilate, and retain employees; our vulnerability to regional geographic conditions; our ability to maintain business continuity in the event of a disaster or disruption; impairment of our assets; changes in food and supply costs, especially for chicken, labor, construction and utilities; the impacts of public health crises; potential negative publicity; our ability to continue to expand our digital business, delivery orders and catering; concerns about food safety and quality and about food-borne illness; dependence on frequent and timely deliveries of food and supplies; our ability to service our level of indebtedness; the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels; risks related to our dependence on our franchisees, including their vulnerability to economic changes; exposure from our self-insurance programs; obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms; our ability to achieve our corporate responsibility goals; information technology system failures, cybersecurity breaches, or failure to protect our customers’ data or personal information; our ability to enforce and maintain our intellectual property; the impact of federal, state and local laws, including those governing our relationships with our employees fluctuations in our quarterly operating results due to seasonality and other factors; any future offerings of debt or equity securities that may impact the market price of our common stock or dilute existing shareholders’ ownership; the possibility that Delaware law, our organizational documents, our shareholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover; the impact of shareholder activism on our expenses, business and stock price; and the risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which filings are available online at www.sec.gov. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways that we expect. The forward-looking statements included in this report are made only as of the date hereof, and we caution you to not place undue reliance on any forward-looking statement made in this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

Overview

El Pollo Loco is a differentiated and growing restaurant concept that specializes in fire-grilling citrus-marinated chicken and operates in the limited service restaurant segment. We strive to offer quality chicken served fast and easy. Our distinctive menu features our signature product—citrus-marinated fire-grilled chicken—and a variety of contemporary entrees that we create from our chicken. We serve individual and family-sized chicken meals, including a variety of entrees like our Double Chicken Tostada, Guacamole Chicken Burrito, and Salsa Verde Chicken Quesadilla. Our famous Creamy Cilantro dressings and salsas are prepared fresh daily, allowing our customers to create their favorite flavor profiles to enhance their culinary experience. We believe that our distinctive menu that features quality chicken is a flavorful and affordable option that appeals to consumers across a wide variety of socio-economic backgrounds and drives our balanced composition of sales throughout the day, including at lunch and dinner. In 2025, El Pollo Loco launched a brand refresh, inclusive of a new advertising campaign, restaurant design, new products, and an emphasis on hospitality in our restaurants. All these elements reinforce our position in the market of “Quality Chicken, Fast & Easy.”

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

Furthermore, recent California legislation may establish further requirements for responsible packaging and single-use plastic food service ware which could affect our operations and compliance costs in that state. For additional information, see “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk factor titled “We are subject to extensive laws, government regulation, and other legal requirements and our failure to comply with existing or new laws and regulations could adversely affect our operational efficiencies and results of operations.”

Additionally, we are impacted by macroeconomic challenges, such as inflationary pressures and changes in trade policies, that have in the past affected, and may continue in the future, to affect our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue in 2026 and we may not be able to offset cost increases in the future. Global events, such as the ongoing war in Iran, may also impact our business costs, including the costs of transportation and energy.

There is ongoing uncertainty regarding increased tariff duties on goods imported into the United States, which has caused substantial market uncertainty and in certain cases, retaliatory measures by trading partners.  Such changes include the imposition of tariffs under the authority of the International Emergency Economic Powers Act, which the U.S. Supreme Court found unlawful in February 2026, the creation of a refund process for such tariff duties, and, most recently, the imposition of new tariffs under Section 301 of the Trade Act of 1974 on imports from numerous trading partners, effective July 24, 2026. Certain of the produce, packaging materials, and other items procured by our Company are sourced from outside the United States, including from Canada, Mexico and Asia. Current and proposed tariff rates range widely, depending on the country of origin and the availability of product-specific exemptions.

Although the United States-Mexico-Canada Agreement (“USMCA”) remains in force, the United States did not agree to renew the agreement in its current form following the July 2026 joint review, and certain goods from Canada and Mexico, including USMCA-compliant goods, may be subject to new tariffs unless an exemption applies. While we continue to evaluate the potential impacts of increased tariff rates, as well as our ability to mitigate any related impacts, the imposition of tariffs on goods we import into the United States may increase our foods and paper costs and adversely impact our financial results. Any new or increased import duties, tariffs, or taxes, or other changes in U.S. trade or tax policy could result in further increases to our food and paper costs and other restaurant operating costs that would adversely impact our financial results. For additional information, see “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk factor titled “We are vulnerable to changes in political and economic conditions, such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.”

Seasonality

Seasonal factors, including weather and the timing of holidays, cause our revenue to fluctuate from quarter to quarter. Our revenue per restaurant is typically lower in the first and fourth quarters due to reduced January and December transactions, and higher in the second and third quarters. As a result of seasonality, our quarterly and annual results of operations and key performance indicators, such as company-operated restaurant revenue and comparable restaurant sales, may fluctuate.

Growth Strategies and Outlook

As of July 1, 2026, we had 511 locations in ten states. For the twenty-six weeks ended July 1, 2026, our franchisees opened six new restaurants, two in Colorado and one in each of the following states: California, Arizona, Idaho, and Texas, and the Company opened one new restaurant in California and one new restaurant in Texas. In fiscal 2025, we opened one new company-operated restaurant in California, and our franchisees opened eight new restaurants, two in California, two in Arizona, and one in each of the following states: Colorado, Texas, New Mexico and Washington.

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

Highlights and Trends

Revenue Overview

For the thirteen and twenty-six weeks ended July 1, 2026, our total revenue was $129.6 million and $255.8 million, respectively. For the thirteen weeks ended July 1, 2026, our company-operated restaurant revenue was $108.1 million, and our franchise revenue and franchise advertising fee revenue was $21.5 million. For the twenty-six weeks ended July 1, 2026, our company-operated restaurant revenue was $214.1 million, and our franchise revenue and franchise advertising fee revenue was $41.7 million.

Comparable Restaurant Sales

For the thirteen and twenty-six weeks ended July 1, 2026, system-wide comparable restaurant sales increased by 3.9% and 4.9%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and twenty-six weeks ended July 1, 2026 increased by 3.0% and 4.2%, respectively. For franchise-operated restaurants, comparable restaurant sales increased by 4.5% and 5.2% for the thirteen and twenty-six weeks ended July 1, 2026, respectively. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchise-operated restaurants, as reported by franchisees. Refer to “Comparable Restaurant Sales” definition in the section titled “Key Performance Indicators” below.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Company-operated same store sales	3.0%	1.2%	4.2%	0.9%
Franchise-operated same store sales	4.5%	(1.1)%	5.2%	(1.2)%
System-wide same store sales	3.9%	(0.3)%	4.9%	(0.4)%

Restaurant Development

Our restaurant counts at the beginning and end of each of the twenty-six weeks ended July 1, 2026 and June 25, 2025 were as follows:

	Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025
Company-operated restaurant activity(1):
Beginning of period	175	173
Openings	2	—
Restaurant sale to Company	—	1
Restaurant sale to franchisee	(2)	—
Closures	—	—
Restaurants at end of period	175	174
Franchise-operated restaurant activity:
Beginning of period	328	325
Openings	6	3
Restaurant sale to Company	—	(1)
Restaurant sale to franchisee	2	—
Closures	—	(2)
Restaurants at end of period	336	325
System-wide restaurant activity:
Beginning of period	503	498
Openings	8	3
Closures	—	(2)
Restaurants at end of period	511	499
(1)	Our restaurant count includes 511 domestic restaurants and excludes the eight licensed restaurants in the Philippines, as well as the two previously licensed restaurants in the Philippines that were closed during the twenty-six weeks ended June 25, 2025.

Restaurant Remodeling

During the twenty-six weeks ended July 1, 2026, we completed a total of 24 remodels of which 12 were company-operated restaurant remodels. In fiscal 2026, we plan to continue our standard practices for remodels, which includes a goal of completing a total of 25 to 35 company-operated restaurant remodels and 30 to 40 franchise-operated restaurant remodels. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is approximately $0.4 million per restaurant.

Loco Rewards

Our Loco Rewards loyalty program is designed to increase customer engagement and visit frequency by allowing members to earn points on qualifying purchases that can be redeemed for a variety of rewards. We defer a portion of the revenue associated with qualifying purchases until the related rewards are redeemed or expire. See Note 10, “Revenue from Contracts with Customers,” to the Condensed Consolidated Financial Statements above for additional information regarding our accounting for the program.

As of July 1, 2026 and December 31, 2025, the revenue allocated to loyalty points that had not been redeemed was $1.3 million and $1.1 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 5.6 million loyalty program members as of July 1, 2026.

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

Key Financial Definitions

Revenue

Our revenue is derived from three primary sources: company-operated restaurant revenue, franchise revenue, which is comprised primarily of franchise royalties and, to a lesser extent, franchise fees and sublease rental income, and franchise advertising fee revenue. See Note 10, “Revenue from Contracts with Customers” to the Condensed Consolidated Financial Statements above for further details regarding our revenue recognition policy.

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

Comparison of Results of Operations

Our operating results for the thirteen and twenty-six weeks ended July 1, 2026 and June 25, 2025 are expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, and are compared in the tables below.

	Thirteen Weeks Ended
	July 1, 2026		June 25, 2025		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$108,136	83.5	$104,318	82.9	$3,818	3.7
Franchise revenue	12,862	9.9	13,372	10.6	(510)	(3.8)
Franchise advertising fee revenue	8,574	6.6	8,144	6.5	430	5.3
Total revenue	129,572	100.0	125,834	100.0	3,738	3.0
Cost of operations(1)
Food and paper costs	27,466	25.4	25,496	24.5	1,970	7.7
Labor and related expenses	32,293	29.9	32,155	30.8	138	0.4
Occupancy and other operating expenses	27,315	25.3	26,741	25.6	574	2.1
Company restaurant expenses(1)	87,074	80.6	84,392	80.9	2,682	3.2
General and administrative expenses	7,054	5.4	13,532	10.8	(6,478)	(47.9)
Franchise expenses	11,870	9.2	12,627	10.0	(757)	(6.0)
Depreciation and amortization	4,166	3.2	3,929	3.1	237	6.0
Loss on disposal of assets	516	0.4	43	0.0	473	1,100.0
Impairment and closed-store reserves	209	0.2	6	0.0	203	3,383.3
Total expenses	110,889	85.6	114,529	91.0	(3,640)	(3.2)
Income from operations	18,683	14.4	11,305	9.0	7,378	65.3
Interest expense, net of interest income	706	0.5	1,207	1.0	(501)	(41.5)
Income before provision for income taxes	17,977	13.9	10,098	8.0	7,879	78.0
Provision for income taxes	5,170	4.0	2,991	2.4	2,179	72.9
Net income	$12,807	9.9	$7,107	5.6	$5,700	80.2
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

	Twenty-Six Weeks Ended
	July 1, 2026		June 25, 2025		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$214,051	83.7	$202,683	82.7	$11,368	5.6
Franchise revenue	24,890	9.7	26,555	10.8	(1,665)	(6.3)
Franchise advertising fee revenue	16,813	6.6	15,773	6.5	1,040	6.6
Total revenue	255,754	100.0	245,011	100.0	10,743	4.4
Cost of operations(1)
Food and paper costs	53,855	25.2	50,235	24.8	3,620	7.2
Labor and related expenses	64,132	30.0	64,334	31.7	(202)	(0.3)
Occupancy and other operating expenses	54,645	25.5	52,414	25.9	2,231	4.3
Company restaurant expenses(1)	172,632	80.7	166,983	82.4	5,649	3.4
General and administrative expenses	19,848	7.8	24,795	10.1	(4,947)	(20.0)
Franchise expenses	23,059	9.0	25,069	10.2	(2,010)	(8.0)
Depreciation and amortization	8,480	3.3	7,816	3.2	664	8.5
Loss on disposal of assets	612	0.2	54	0.0	558	1,033.3
Impairment and closed-store reserves	223	0.1	17	0.0	206	1,211.8
Total expenses	224,854	87.9	224,734	91.7	120	0.1
Income from operations	30,900	12.1	20,277	8.3	10,623	52.4
Interest expense, net of interest income	1,437	0.6	2,383	1.0	(946)	(39.7)
Income before provision for income taxes	29,463	11.5	17,894	7.3	11,569	64.7
Provision for income taxes	8,499	3.3	5,306	2.2	3,193	60.2
Net income	$20,964	8.2	$12,588	5.1	$8,376	66.5
(1)	Percentages for line items relating to cost of operations and company restaurant expenses are calculated with company-operated restaurant revenue as the denominator. All other percentages use total revenue.

Company-Operated Restaurant Revenue

For the quarter ended July 1, 2026, company-operated restaurant revenue increased $3.8 million, or 3.7% from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to an increase in company-operated comparable restaurant revenue of $3.1 million, or 3.0%, as well as $1.0 million of additional sales from the opening of three restaurants after the second quarter of 2025. This company-operated restaurant revenue increase was partially offset by $0.3 million of higher discounts and net revenue deferrals associated with our Loco Rewards loyalty program. The company-operated comparable restaurant sales increase consisted of a 4.2% increase in average check size, partially offset by a 1.1% decrease in transactions.

For the year-to-date period ended July 1, 2026, company-operated restaurant revenue increased $11.4 million, or 5.6% from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to an increase in company-operated comparable restaurant revenue of $8.5 million, or 4.2%, as well as $1.7 million of additional sales from the opening of three restaurants after the second quarter of 2025. The company-operated comparable restaurant sales increase consisted of a 4.9% increase in average check size, partially offset by a 0.7% decrease in transactions.

Franchise Revenue

For the quarter ended July 1, 2026, franchise revenue decreased $0.5 million, or 3.8% from the comparable period in the prior year. This decrease was primarily due to a $1.1 million decrease in franchisee information technology (“IT”) pass-through revenue related to the franchise rollout of the new Point of Sale (“POS”) system completed in 2025, which was partially offset by a corresponding decrease in related franchise expenses. The decrease was also partially offset by the increase in franchise revenue related to the 11 franchise-operated restaurant openings during or subsequent to the second quarter of 2025 and a franchise comparable restaurant sales increase of 4.5%. The franchise comparable restaurant sales increase consisted of a 5.3% increase in average check size, partially offset by a 0.8% decrease in transactions.

For the year-to-date period ended July 1, 2026, franchise revenue decreased $1.7 million, or 6.3% from the comparable period in the prior year. This decrease was primarily due to a $3.0 million decrease in franchisee IT pass-through revenue related to the franchise rollout of the new POS system completed in 2025, which was partially offset by a corresponding decrease in related franchise expenses. The decrease was also partially offset by the increase in franchise revenue related to the 11 franchise-operated restaurant openings during or subsequent to the second quarter of 2025 and a franchise comparable restaurant sales increase of 5.2%. The franchise comparable restaurant sales increase consisted of a 5.1% increase in average check size, combined with a 0.1% increase in transactions.

Franchise Advertising Fee Revenue

For the quarter ended July 1, 2026, franchise advertising fee revenue increased $0.4 million, or 5.3% from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the fluctuations for the quarter were due to the increases and decreases noted in franchise revenue above.

For the year-to-date period ended July 1, 2026, franchise advertising fee revenue increased $1.0 million, or 6.6% from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the fluctuations for the year-to-date period were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended July 1, 2026, food and paper costs increased $2.0 million, or 7.7%, from the comparable period in the prior year. The increase in food and paper costs was primarily due to higher sales, higher commodity costs, increased discounts, and menu-mix shifts. For the quarter, food and paper costs as a percentage of company-operated restaurant revenue were 25.4%, up from 24.5% in the comparable period of the prior year. The percentage increase was primarily due to higher commodity costs, increased discounts, and menu-mix shifts highlighted above, partially offset by menu price increases and cost-management initiatives.

For the year-to-date period ended July 1, 2026, food and paper costs increased $3.6 million, or 7.2%, from the comparable period in the prior year. The increase in food and paper costs was primarily due to higher sales, increased discounts, and higher commodity costs. For the year-to-date period ended July 1, 2026, food and paper costs as a percentage of company-operated restaurant revenue were 25.2%, up from 24.8% in the comparable period of the prior year. The percentage increase was primarily due to the increased discounts and commodity cost increases, partially offset by menu price increases and cost-management initiatives.

Labor and Related Expenses

For the quarter ended July 1, 2026, labor and related expenses increased $0.1 million, or 0.4%, from the comparable period in the prior year. The increase in labor and related expenses was primarily due to a $0.7 million increase in labor associated with the opening of three new restaurants after the second quarter of 2025, combined with higher wage inflation, higher management incentive expense, and higher overtime expense. These increases were partially offset by a $0.6 million reduction in group insurance and worker’s compensation expense. For the quarter ended July 1, 2026, labor and related expenses as a percentage of company-operated restaurant revenue were 29.9%, down from 30.8% in the comparable period in the prior year. The percentage change was driven by leverage on higher company-operated restaurant sales, reduced group insurance, and workers’ compensation claim expenses.

For the year-to-date period ended July 1, 2026, labor and related expenses decreased $0.2 million, or 0.3%, from the comparable period in the prior year. The decrease in labor and related expenses was primarily due to a $1.2 million reduction in group insurance and workers’ compensation claim expenses and other benefit-related costs, partially offset by a $1.0 million increase in direct labor-related costs, including restaurant labor and management incentive compensation, an increase in overtime and wage inflation and labor associated with the opening of three restaurants after the second quarter of 2025. For the year-to-date period ended July 1, 2026, labor and related expenses as a percentage of company-operated restaurant revenue were 30.0%, down from 31.7% in the comparable period in the prior year. The percentage change was driven by leverage on higher company-operated restaurant sales, reduced group insurance and workers’ compensation claims and improved labor efficiencies, partially offset by higher other labor-related costs.

Occupancy and Other Operating Expenses

For the quarter ended July 1, 2026, occupancy and other operating expenses increased $0.6 million, or 2.1%, from the comparable period in the prior year. The increase was primarily due to a $0.4 million increase in other operating expenses, primarily from delivery fees, mobile order fees and credit card fees, and a $0.4 million increase in repairs and maintenance costs. These increases were partially offset by a $0.2 million decrease in utility costs and other controllable expenses. For the quarter ended July 1, 2026, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.3%, down from 25.6% in the comparable period in the prior year. The decrease as a percentage of sales resulted primarily from leverage on higher company-operated restaurant sales.

For the year-to-date period ended July 1, 2026, occupancy and other operating expenses increased $2.2 million, or 4.3%, from the comparable period in the prior year. The increase was primarily due to a $1.1 million increase in other operating expenses, primarily from delivery fees, mobile order fees and credit card fees, a $0.8 million increase in utilities and repairs and maintenance costs, and a $0.3 million increase in other operating expenses. For the year-to-date period ended July 1, 2026, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 25.5%, down from 25.9% in the comparable period in the prior year. The decrease as a percentage of sales resulted from leverage on higher company-operated restaurant sales.

General and Administrative Expenses

For the quarter ended July 1, 2026, general and administrative expenses decreased $6.5 million, or 47.9%, from the comparable period in the prior year. The decrease for the quarter was primarily due to $6.3 million received from a legal settlement, net of legal expenses, in the current year, a $0.8 million decrease in legal and professional fee costs related to shareholder activism and related matters in the prior year, and a $0.7 million decrease related to restructuring and executive transition costs in the prior year. The general and administrative expenses decrease was partially offset by a $0.3 million increase in legal fees, a $0.5 million increase in outside services and software maintenance, a $0.2 million increase in store pre-opening costs and a $0.3 million increase in other general and administrative expenses.

For the year-to-date period ended July 1, 2026, general and administrative expenses decreased $4.9 million, or 20.0%, from the comparable period in the prior year. The decrease was primarily due to a $5.7 million favorable change related to legal settlements, reflecting $6.3 million received from a legal settlement, net of legal expenses, in the current-year period compared with $0.6 million received in the prior-year period, net of legal expenses, a $1.4 million decrease in legal and professional fee costs related to shareholder activism, and a $0.7 million decrease in restructuring and executive transition costs in the prior year. The general and administrative expenses decrease was partially offset by a $0.8 million increase in outside services and software maintenance, a $0.6 million increase in other legal costs, a $0.3 million increase in store pre-opening costs, a combined $0.2 million increased related to our corporate office relocation and the implementation of a new enterprise resource planning system, and a $1.0 million increase in other general and administrative expenses.

Franchise Expenses

For the quarter ended July 1, 2026, franchise expenses decreased $0.8 million, or 6.0%, from the comparable period in the prior year. The decrease was primarily due to a $1.2 million decrease in franchise IT pass-through expense related to the franchise rollout of the new POS system completed in 2025, partially offset by a $0.4 million increase in advertising expenses.

For the year-to-date period ended July 1, 2026, franchise expenses decreased $2.0 million, or 8.0%, from the comparable period in the prior year. The decrease was primarily due to a $3.2 million decrease in franchise IT pass-through expense related to the franchise rollout of the new POS system completed in 2025, partially offset by a $1.0 million increase in advertising expenses and a $0.2 million increase in other franchise expenses.

Depreciation and Amortization

For the quarter ended July 1, 2026, depreciation and amortization increased $0.2 million, or 6.1%, from the comparable period in the prior year. The increase was primarily due to the completion of 17 company-operated restaurant remodels in 2025 and 5 company-operated restaurant remodels in 2026, along with the rollout of the new POS system to company-operated restaurants completed in 2025.

For the year-to-date period ended July 1, 2026, depreciation and amortization increased $0.7 million, or 8.5%, from the comparable period in the prior year. The increase was primarily due to the completion of 17 company-operated restaurant remodels in 2025 and 12 company-operated restaurant remodels in 2026, along with the rollout of the new POS system to company-operated restaurants completed in 2025.

Impairment and Closed-Store Reserves

During both the thirteen and twenty-six weeks ended July 1, 2026, we recorded $0.2 million in non-cash impairment charges related to the carrying value of the ROU assets of one restaurant in Nevada. During both the thirteen and twenty-six weeks ended June 25, 2025, we did not record any non-cash impairment charges. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

During both the thirteen and twenty-six weeks ended July 1, 2026 and June 25, 2025, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM expenses for our closed locations.

Interest Expense, Net

For the quarter ended July 1, 2026, interest expense, net, decreased $0.5 million from the comparable period in the prior year. The decrease in interest expense was primarily related to the lower interest rates during the second quarter of 2026 and lower outstanding balances on our 2022 Revolver (as defined below) versus the comparable period in the prior year.

For the year-to-date period ended July 1, 2026, interest expense, net, decreased $0.9 million from the comparable period in the prior year. The decrease in interest expense was primarily related to the lower interest rates during 2026 and lower outstanding balances on our 2022 Revolver (as defined below) versus the comparable period in the prior year.

Provision for Income Taxes

For the quarter ended July 1, 2026, we recorded an income tax provision of $5.2 million, reflecting an estimated effective tax rate of 28.8%. For the quarter ended June 25, 2025, we recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of approximately 29.6%.

For the year-to-date period ended July 1, 2026, we recorded an income tax provision of $8.5 million, reflecting an estimated effective tax rate of 28.8%. For the year-to-date period ended June 25, 2025, we recorded an income tax provision of $5.3 million, reflecting an estimated effective tax rate of approximately 29.7%. The difference between the 21.0% statutory rate and our effective tax rate of 28.8% for the year-to-date period ended July 1, 2026 is primarily a result of state tax rates based on apportioned income, the impact of non-tax deductible executive compensation, and tax deficiencies related to stock option exercises, for which the associated tax deductions were lower than the cumulative amount recorded as stock-based compensation expense, partially offset by the impact of higher stock compensation expense deductible for tax related to the vesting of restricted stock awards as compared to the cumulative amount recorded as stock-based compensation expense, and federal targeted job credits.

Key Performance Indicators

To evaluate the performance of our business, we utilize a variety of financial and performance measures. These key measures include company-operated restaurant revenue, system-wide sales, comparable restaurant sales, restaurant contribution, restaurant contribution margin, new restaurant openings, EBITDA, and Adjusted EBITDA.

System-Wide Sales

System-wide sales are neither required by, nor presented in accordance with, GAAP. System-wide sales are the sum of company-operated restaurant revenue and sales from franchise-operated restaurants. Our total revenue in our condensed consolidated statements of income is limited to company-operated restaurant revenue and franchise revenue from our franchisees. Accordingly, system-wide sales should not be considered in isolation or as a substitute for our results as reported under GAAP. Management believes that system-wide sales are an important figure for investors, because they are widely used in the restaurant industry, including by our management, to evaluate brand scale and market penetration. System-wide sales do not include the eight licensed stores in the Philippines.

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Company-operated restaurant revenue	$108,136	$104,318	$214,051	$202,683
Franchise revenue	12,862	13,372	24,890	26,555
Franchise advertising fee revenue	8,574	8,144	16,813	15,773
Total Revenue	129,572	125,834	255,754	245,011
Franchise revenue	(12,862)	(13,372)	(24,890)	(26,555)
Franchise advertising fee revenue	(8,574)	(8,144)	(16,813)	(15,773)
Sales from franchise-operated restaurants	196,817	182,720	385,795	353,808
System-wide sales(1)	$304,953	$287,038	$599,846	$556,491
(1)	System-wide sales do not include the eight licensed stores in the Philippines.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchise-operated, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At July 1, 2026 and June 25, 2025, there were 489 and 485 system-wide comparable restaurants in both periods, respectively, 172 and 171 company-operated restaurants, respectively, and 317 and 314 franchise-operated restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Dollar amounts in thousands)	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Restaurant contribution:
Income from operations	$18,683	$11,305	$30,900	$20,277
Add (less):
General and administrative expenses	7,054	13,532	19,848	24,795
Franchise expenses	11,870	12,627	23,059	25,069
Depreciation and amortization	4,166	3,929	8,480	7,816
Loss on disposal of assets	516	43	612	54
Franchise revenue	(12,862)	(13,372)	(24,890)	(26,555)
Franchise advertising fee revenue	(8,574)	(8,144)	(16,813)	(15,773)
Impairment and closed-store reserves	209	6	223	17
Restaurant contribution	$21,062	$19,926	$41,419	$35,700

Company-operated restaurant revenue:
Total revenue	$129,572	$125,834	$255,754	$245,011
Less:
Franchise revenue	(12,862)	(13,372)	(24,890)	(26,555)
Franchise advertising fee revenue	(8,574)	(8,144)	(16,813)	(15,773)
Company-operated restaurant revenue	$108,136	$104,318	$214,051	$202,683

Restaurant contribution margin (%)	19.5%	19.1%	19.4%	17.6%

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(Amounts in thousands)	July 1, 2026	June 25, 2025	July 1, 2026	June 25, 2025
Net income	$12,807	$7,107	$20,964	$12,588
Non-GAAP adjustments:
Provision for income taxes	5,170	2,991	8,499	5,306
Interest expense, net	706	1,207	1,437	2,383
Depreciation and amortization	4,166	3,929	8,480	7,816
EBITDA	$22,849	$15,234	$39,380	$28,093
Stock-based compensation expense (a)	1,578	1,700	2,866	2,747
Loss on disposal of assets (b)	516	43	612	54
Impairment and closed-store reserves (c)	209	6	223	17
Legal settlements (d)	(6,321)	—	(6,321)	(619)
Special legal and professional fees expense (e)	—	780	33	1,395
Duplicate rent expense for corporate office relocation (f)	—	—	64	—
ERP software implementation costs (g)	70	—	145	—
Restructuring and executive transition costs (h)	—	710	—	710
Pre-opening costs (i)	207	—	296	1
Adjusted EBITDA	$19,108	$18,473	$37,298	$32,398
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss or gain on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.
(c)	Includes costs related to impairment of property and equipment and ROU assets and closed restaurants. During the thirteen and twenty-six weeks ended July 1, 2026, we recorded $0.2 million in non-cash impairment charges related one restaurant in Nevada. We did not record any non-cash impairment charges during either the thirteen or twenty-six weeks ended June 25, 2025. During both the thirteen and twenty-six weeks ended July 1, 2026 and June 25, 2025, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM expenses for our closed locations.
(d)	Includes $6.3 million received from a legal settlement, net of legal expenses, during the thirteen and twenty-six weeks ended July 1, 2026 and $0.6 million received from a legal settlement, net of legal expenses during the twenty-six weeks ended June 25, 2025.
(e)	Consists of legal and professional costs related to shareholder activism and related matters.
(f)	Consists of duplicate rent expense for the corporate headquarter relocation.

(g)	Represents costs incurred in connection with the implementation of a new ERP system which are included in general and administrative expenses.
(h)	Consists of costs associated with the transition of certain executive officers, such as severance and stock-based compensations costs and costs associated with restructuring certain positions in the organization during the thirteen and twenty-six weeks ended June 25, 2025.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

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

During the second fiscal quarter of 2026, we received $13.9 million for a legal settlement, net of legal expenses, of which $7.6 million relates to franchisees and was recorded to Other accrued expenses and current liabilities as of the period ended July 1, 2026 and is expected to be disbursed to franchisees in the third fiscal quarter of 2026.

However, depending on macroeconomic conditions, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2022 Credit Agreement (as defined in Note 5, “Long-Term Debt”), specifically the lease-adjusted coverage ratio and fixed-charge coverage ratio.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Twenty-Six Weeks Ended
(Amounts in thousands)	July 1, 2026	June 25, 2025
Net cash provided by (used in):
Operating activities	$44,738	$18,872
Investing activities	(18,727)	(8,427)
Financing activities	(18,957)	(3,940)
Net change in cash and cash equivalents	$7,054	$6,505

Operating Activities

For the twenty-six weeks ended July 1, 2026, net cash from operating activities increased by $25.9 million from the comparable period of the prior year. This increase was primarily due to an $8.4 million increase in net income, a $6.2 million favorable change in non-cash and reconciling items and an $11.4 million favorable change in operating assets and liabilities. The favorable change in non-cash and reconciling items was primarily driven by a $4.6 million favorable change in deferred income taxes, a $0.7 million increase in depreciation and amortization, and a $0.6 million increase in losses on the disposal of assets. The favorable change in operating assets and liabilities was primarily driven by favorable changes of $10.3 million in other accrued expenses and current liabilities, $1.0 million in income taxes receivable and payable and $1.0 million in other assets, partially offset by unfavorable changes of $1.4 million in prepaid expenses and other current assets and $0.6 million in accounts payable.

Investing Activities

For the twenty-six weeks ended July 1, 2026, net cash used in investing activities increased by $10.3 million from the comparable period of the prior year. This change was primarily due to an increase in purchase of property and equipment mostly related to restaurant remodeling and new restaurant development during the twenty-six weeks ended July 1, 2026 when compared to the prior year.

Financing Activities

For the twenty-six weeks ended July 1, 2026, net cash used in financing activities increased by $15.0 million from the comparable period of the prior year. This change was primarily due to a $21.0 million net paydown on the 2022 Revolver (as defined below) during the twenty-six weeks ended July 1, 2026, compared to a $2.0 million net paydown during the twenty-six weeks ended June 25, 2025. The increase was partially offset by a $2.2 million increase in proceeds from the exercise of stock options and the absence of common stock repurchases during the current-year period, compared to $1.8 million of repurchases during the prior-year period.

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

Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either the secured overnight financing rate (“SOFR”) or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month SOFR plus 1.00%. For Term SOFR loans, the margin is in the range of 1.25% to 2.25%, and for base rate loans the margin is in a range of 0.25% to 1.25%. Borrowings under the 2022 Revolver may be repaid and reborrowed. The interest rate range under the 2022 Revolver was 4.97% to 5.02% and 4.97% to 7.00% for the thirteen and twenty-six weeks ended July 1, 2026, and 5.65% to 5.93% and 5.67% to 7.75% for the thirteen weeks and twenty six weeks ended June 25, 2025, respectively.

The 2022 Credit Agreement contains certain customary financial covenants, which covenants are subject to certain exceptions. We were in compliance with the financial covenants as of July 1, 2026.

At July 1, 2026, we had $30.0 million in outstanding borrowings under the 2022 Revolver and one letter of credit in the amount of $10.3 million outstanding, and as a result, we had $109.7 million in borrowing availability. Subsequent to the quarter-end, we paid down $4.0 million on the 2022 Revolver, resulting in outstanding borrowings of $26.0 million as of July 29, 2026.

Subsequent to the quarter end, on August 4, 2026 we amended our $150.0 million credit facility, extending the term to August 4, 2031.

See Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q for additional information.

Material Cash Requirements

Our material cash requirements as of July 1, 2026 have not changed materially since those disclosed under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Cash Requirements, of our Annual Report on Form 10-K for the year ended December 31, 2025. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) purchasing commitments for chicken, (iv) restaurant finance lease payments, and (v) capital expenditures.

Share Repurchases

On May 28, 2026, we announced that our Board of Directors approved a share repurchase program (the “2026 Share Repurchase Program”) under which we are authorized to repurchase up to $40.0 million of shares of our common stock. Under the 2026 Share Repurchase Program, we are permitted to repurchase our common stock from time to time, in amounts and at prices that we deem appropriate, based on various factors, including the market price of our common stock, general business, economic and market conditions, alternative investment opportunities and funding considerations. Pursuant to the 2026 Share Repurchase Program, we are authorized to effect repurchases through open market purchases, block trades, privately negotiated transactions or other transactions conducted in accordance with Rule 10b-18 under the Exchange Act, including pursuant to Rule 10b5-1 trading plans. The 2026 Share Repurchase Program does not obligate us to acquire any particular number of shares, has an open-ended term and may be expanded, modified, suspended or discontinued at any time.

For the thirteen and twenty-six weeks ended July 1, 2026, we did not repurchase any shares under the 2026 Share Repurchase Program.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On July 27, 2022, we refinanced and entered into the 2022 Credit Agreement, which provides for a $150.0 million five-year senior secured revolving facility. We are exposed to market risk from changes in interest rates on our debt, which bears interest, at SOFR plus a margin between 1.25% and 2.25%. As of July 1, 2026, we had outstanding borrowings of $30.0 million under our 2022 Revolver, $10.3 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under 2022 Revolver was 1.25%. A 1.0% increase in the effective interest rate applied to our 2022 Revolver borrowings would result in a pre-tax interest expense increase of $0.3 million on an annualized basis.

During the thirteen and twenty-six weeks ended July 1, 2026, we borrowed $5.0 million and paid down $19.0 million and $26.0 million, respectively, on our 2022 Revolver, and the outstanding balance as of July 1, 2026 was $30.0 million. Borrowings under the 2022 Credit Agreement (other than any swingline loans) bear interest, at the borrowers’ option, at rates based upon either SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon SOFR are higher than SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Item 4.Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of July 1, 2026.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the quarter ended July 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.Legal Proceedings.

See discussion under Note 8, “Commitments and Contingencies,” to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 1A.Risk Factors.

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of common stock in the quarterly period ended July 1, 2026 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs
April 2, 2026 to April 29, 2026	—		$—	—	$-
April 30, 2026 to May 27, 2026	3,009		$14.00	—	$-
May 28, 2026 to July 1, 2026	16,869		$13.93	—	$40,000	(2)
Total	19,878	(1)		—
(1)	Consists of 19,878 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.
(2)	On May 28, 2026, the Company announced a share repurchase program authorizing repurchases of up to $40.0 million of shares of common stock. The program has no expiration date and may be expanded, modified, suspended, or discontinued at any time. No shares were repurchased under this program during the thirteen weeks ended July 1, 2026.

For information regarding restrictions on the payment of dividends, see Note 5, Long-Term Debt, to the Condensed Consolidated Financial Statements included in Part I, Item 1, Financial Statements, of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

None.

Item 5.Other Information.

Insider Trading Arrangements

No officers, as defined in Rule 16a-1(f), or directors adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Subsequent Events

Subsequent to the quarter-end, we paid down $4.0 million on the 2022 Revolver, resulting in outstanding borrowings of $26.0 million as of July 29, 2026.

Subsequent to the quarter end, on August 4, 2026 we amended our $150.0 million credit facility, extending the term to August 4, 2031.

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
10.1*

Second Amendment to Credit Agreement, dated as of August 4, 2026, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc. and certain subsidiaries of El Pollo Loco Holdings, Inc. party thereto, as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and the lenders party thereto

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

EL POLLO LOCO HOLDINGS, INC.

Date: August 7, 2026	By:	/s/ ELIZABETH WILLIAMS
Elizabeth Williams
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2026

By:	/s/ IRA FILS
Ira Fils
Chief Financial Officer
(Principal Financial and Accounting Officer)