Form 10-Q
period 2026-09-30
El Pollo Loco Holdings, Inc.
filed 2026-11-06
CIK 1606366

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 3, 2026, there were 30,218,346 shares of the issuer’s common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements.

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except share and per share data)

	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,415	$6,228
Accounts and other receivables, net	12,390	11,210
Inventories	1,764	1,810
Prepaid expenses and other current assets	4,116	6,369
Income tax receivable	683	—
Total current assets	22,368	25,617
Property and equipment, net	102,336	97,043
Property and equipment held under finance lease, net	1,122	1,303
Operating lease right-of-use assets	169,270	167,972
Goodwill	248,674	248,674
Trademarks	61,888	61,888
Deferred tax assets	—	187
Other assets	7,657	3,964
Total assets	$613,315	$606,648
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of obligations under finance leases	$99	$142
Current portion of obligations under operating leases	20,871	17,616
Accounts payable	12,664	15,668
Other accrued expenses and current liabilities	43,545	45,653
Total current liabilities	77,179	79,079
Revolver loan	23,000	51,000
Obligations under finance leases, net of current portion	1,297	1,436
Obligations under operating leases, net of current portion	171,877	170,812
Deferred tax liabilities, net	11,192	7,611
Other noncurrent liabilities	5,867	5,633
Total liabilities	290,412	315,571
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value, 100,000,000 shares authorized; 100,000 shares designated as Series A Preferred Stock; none issued or outstanding	—	—
Common stock, $0.01 par value, 200,000,000 shares authorized; 30,292,490 and 29,957,385 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	302	299
Additional paid-in-capital	253,863	247,224
Retained earnings	68,738	43,554
Total stockholders' equity	322,903	291,077
Total liabilities and stockholders' equity	$613,315	$606,648

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Amounts in thousands, except share and per share data)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Revenue
Company-operated restaurant revenue	$105,383	$100,721	$319,434	$303,404
Franchise revenue	12,475	12,864	37,365	39,419
Franchise advertising fee revenue	8,449	7,935	25,262	23,708
Total revenue	126,307	121,520	382,061	366,531
Cost of operations
Food and paper cost	25,752	24,879	79,607	75,114
Labor and related expenses	32,069	30,648	96,201	94,982
Occupancy and other operating expenses	28,188	26,730	82,833	79,144
Company restaurant expenses	86,009	82,257	258,641	249,240
General and administrative expenses	13,966	12,343	33,814	37,138
Franchise expenses	11,503	11,407	34,562	36,476
Depreciation and amortization	4,632	3,973	13,112	11,789
Loss on disposal of assets	—	73	612	127
Impairment and closed-store reserves	28	9	251	26
Total expenses	116,138	110,062	340,992	334,796
Income from operations	10,169	11,458	41,069	31,735
Interest expense, net	537	1,122	1,974	3,505
Income before provision for income taxes	9,632	10,336	39,095	28,230
Provision for income taxes	2,755	2,978	11,254	8,284
Net income	$6,877	$7,358	$27,841	$19,946
Net income per share
Basic	$0.23	$0.25	$0.94	$0.68
Diluted	$0.23	$0.25	$0.93	$0.68
Weighted-average shares used in computing net income per share
Basic	29,751,186	29,219,480	29,628,779	29,134,766
Diluted	30,209,141	29,406,754	29,997,899	29,343,906

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirteen Weeks Ended September 30, 2026

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, July 1, 2026	30,440,266	$304	$252,221	$64,518	$317,043
Stock-based compensation expense	—	—	1,650	—	1,650
Issuance of common stock related to restricted shares	26,200	—	—	—	—
Issuance of common stock upon exercise of stock options, net	11,362	—	119	—	119
Shares repurchased for employee tax withholdings	(7,928)	—	(127)	—	(127)
Repurchase of common stock	(177,410)	(2)	—	(2,657)	(2,659)
Net income	—	—	—	6,877	6,877
Balance, September 30, 2026	30,292,490	$302	$253,863	$68,738	$322,903

	Thirteen Weeks Ended September 24, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, June 25, 2025	30,008,692	$299	$244,223	$29,656	$274,178
Stock-based compensation	—	—	1,369	—	1,369
Issuance of common stock related to restricted shares	5,975	—	—	—	—
Issuance of common stock upon exercise of stock options, net	8,737	1	82	—	83
Shares repurchased for employee tax withholdings	(5,263)	—	(55)	—	(55)
Forfeiture of common stock related to restricted shares	(18,447)	(1)	—	—	(1)
Net income	—	—	—	7,358	7,358
Balance, September 24, 2025	29,999,694	$299	$245,619	$37,014	$282,932

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share data)

	Thirty-Nine Weeks Ended September 30, 2026

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 31, 2025	29,957,385	$299	$247,224	$43,554	$291,077
Stock-based compensation expense	—	—	4,516	—	4,516
Issuance of common stock related to restricted shares	346,844	3	(3)	—	—
Issuance of common stock upon exercise of stock options, net	256,181	2	2,746	—	2,748
Shares repurchased for employee tax withholdings	(47,330)	—	(620)	—	(620)
Repurchase of common stock	(177,410)	(2)	—	(2,657)	(2,659)
Forfeiture of common stock related to restricted shares	(43,180)	—	—	—	—
Net income	—	—	—	27,841	27,841
Balance, September 30, 2026	30,292,490	$302	$253,863	$68,738	$322,903

	Thirty-Nine Weeks Ended September 24, 2025

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Capital	Earnings	Equity
Balance, December 25, 2024	29,839,721	$298	$241,462	$18,909	$260,669
Stock-based compensation expense	—	—	4,116	—	4,116
Issuance of common stock related to restricted shares	404,701	4	(4)	—	—
Issuance of common stock upon exercise of stock options, net	54,353	1	534	—	535
Shares repurchased for employee tax withholdings	(49,493)	(1)	(490)	—	(491)
Repurchase of common stock	(163,229)	(2)	—	(1,841)	(1,843)
Forfeiture of common stock related to restricted shares	(86,359)	(1)	1	—	—
Net income	—	—	—	19,946	19,946
Balance, September 24, 2025	29,999,694	$299	$245,619	$37,014	$282,932

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025
Cash flows from operating activities:
Net income	$27,841	$19,946
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	13,112	11,789
Stock-based compensation expense	4,516	4,116
Loss on disposal of assets	612	127
Impairment of property and equipment and ROU assets	200	—
Closed store reserves	51	—
Amortization and write off of deferred financing costs	201	144
Deferred income taxes, net	3,768	2,724
Changes in operating assets and liabilities:
Accounts and other receivables	(1,180)	(787)
Inventories	46	202
Prepaid expenses and other current assets	2,253	2,161
Income taxes receivable/payable	(2,250)	(3,851)
Operating lease assets	14,841	14,499
Other assets	(507)	(592)
Accounts payable	(3,811)	(693)
Operating lease liabilities	(12,000)	(14,502)
Other accrued expenses and current liabilities	4,914	(1,117)
Net cash flows provided by operating activities	52,607	34,166
Cash flows from investing activities:
Purchase of property and equipment	(26,090)	(13,811)
Net cash flows used in investing activities	(26,090)	(13,811)
Cash flows from financing activities:
Proceeds from borrowings on revolver and swingline loans	5,000	9,000
Payments on revolver and swingline loan	(33,000)	(19,000)
Minimum tax withholdings related to net share settlements	(620)	(491)
Proceeds from issuance of common stock upon exercise of stock options, net of expenses	2,748	535
Payment of obligations under finance leases	(90)	(168)
Deferred financing costs for revolver loan	(709)	—
Repurchases of common stock	(2,659)	(1,843)
Net cash flows used in financing activities	(29,330)	(11,967)
(Decrease) increase in cash and cash equivalents	(2,813)	8,388
Cash and cash equivalents, beginning of period	6,228	2,484
Cash and cash equivalents, end of period	$3,415	$10,872

	Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025
Supplemental cash flow information
Cash paid during the period for interest	$1,731	$3,356
Cash paid during the period for income taxes	$9,735	$9,924
Unpaid purchases of property and equipment	$3,969	$4,697

See notes to condensed consolidated financial statements (unaudited).

EL POLLO LOCO HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview

El Pollo Loco Holdings, Inc. (“Holdings”) is a Delaware corporation headquartered in Costa Mesa, California. Holdings and its direct and indirect subsidiaries are collectively referred to herein as the “Company.” The Company’s activities are conducted principally through Holdings’ indirect wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), which develops, franchises, licenses, and operates quick-service restaurants under the name El Pollo Loco®. The Company’s restaurants, which are located principally in California but also in Arizona, Colorado, Idaho, Louisiana, Nevada, New Mexico, Texas, Utah, and Washington, specialize in fire-grilling citrus-marinated chicken served in individual and family meals and also in a wide variety of contemporary entrees, including specialty chicken burritos, chicken quesadillas, chicken tostada salads, chicken tortilla soup, and variations of the Company’s Pollo Bowl® and Pollo Salads. As of September 30, 2026, the Company operated 176 and franchised 339 El Pollo Loco restaurants in the United States. In addition, as of September 30, 2026, the Company licensed eight restaurants in the Philippines.

Holdings has no material assets or operations. Holdings and Holdings’ direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), guarantee EPL’s 2026 Revolver (as defined below, see Note 5, “Long-Term Debt,” below) on a full and unconditional basis and Intermediate has no subsidiaries other than EPL. EPL is a separate and distinct legal entity and has no obligation to make funds available to Intermediate. EPL and Intermediate may pay dividends to Intermediate and to Holdings, respectively.

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

Liquidity

The Company’s principal liquidity and capital requirements are new restaurants, existing restaurant capital investments (remodels and maintenance), interest payments on its debt, lease obligations and working capital and general corporate needs. As of September 30, 2026, the Company’s total outstanding balance on its 2026 Revolver was $23.0 million. The Company’s ability to make payments on its indebtedness and to fund planned capital expenditures depends on available cash and its ability to generate adequate cash flows in the future, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond the Company’s control. Based on current operations, the Company believes that its cash flow from operations, available cash of $3.4 million at September 30, 2026, and the outstanding borrowing availability under the 2026 Revolver will be adequate to meet the Company’s liquidity needs for at least the next twelve months and beyond from the issuance of the condensed consolidated financial statements.

Concentration of Risk

Cash and cash equivalents are maintained at financial institutions and, at times, these balances may exceed federally-insured limits. The Company has never experienced any losses related to these balances.

The Company had three suppliers for which amounts due totaled more than 10.0% of the Company’s accounts payable as of September 30, 2026. The Company had one supplier to whom amounts due totaled 10.9% of the Company’s accounts payable as of December 31, 2025. Purchases from the Company’s largest supplier totaled 24.8% and 35.3% of total expenses for the thirteen and thirty-nine weeks ended September 30, 2026, respectively, and 24.7% and 18.9% of total expenses for the thirteen and thirty-nine weeks ended September 24, 2025, respectively.

Company-operated and franchise-operated restaurants in the greater Los Angeles area generated, in the aggregate, approximately 73.1% and 72.1% of total revenue for the thirteen and thirty-nine weeks ended September 30, 2026, respectively, and 72.2% and 71.9% of total revenue for the thirteen and thirty-nine weeks ended September 24, 2025.

Non-financial instruments

The Company’s non-financial instruments, which primarily consist of property and equipment, operating lease right-of-use assets, goodwill and intangible assets, are reported at carrying value and are not required to be measured at fair value on a recurring basis. However, on an annual basis, or whenever events or changes in circumstances indicate that their carrying value may not be recoverable, non-financial instruments are assessed for impairment. If applicable, the carrying values are written down to fair value. During the thirteen weeks ended September 30, 2026, the Company determined that there were no indicators of potential impairment for its non-financial assets. During the thirty-nine weeks ended September 30, 2026, the Company recorded non-cash impairment charges of $0.2 million. The non-cash impairment charges for the thirty-nine weeks ended September 30, 2026 were primarily related to the non-financial assets of one restaurant in Nevada. The Company determined that there were no indicators of potential impairment for its non-financial assets during the thirteen and thirty-nine weeks ended September 24, 2025.

Income Taxes

For the thirteen weeks ended September 30, 2026, the Company recorded an income tax provision of $2.8 million, reflecting an estimated effective tax rate of 28.6%. For the thirteen weeks ended September 24, 2025, the Company recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 28.8%. For the thirty-nine weeks ended September 30, 2026, the Company recorded an income tax provision of $11.3 million, reflecting an estimated effective tax rate of 28.8%. For the thirty-nine weeks ended September 24, 2025, the Company recorded an income tax provision of $8.3 million, reflecting an estimated effective tax rate of 29.3%. The difference between the 21.0% statutory rate and the effective tax rate of 28.8% for the thirty-nine weeks ended September 30, 2026 is primarily due to state income taxes, net of the federal benefit, and nondeductible executive compensation. Tax deficiencies on stock option exercises, where the tax deductions were lower than the cumulative stock-based compensation expense recorded, also increased the rate. These increases were partially offset by excess tax benefits on the vesting of restricted stock awards, where the tax deductions exceeded the cumulative stock-based compensation expense recorded.

Summary of Significant Accounting Policies

There have been no changes to our significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2025 that have had a material impact on our consolidated financial statements and related notes.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This ASU amends income tax disclosures primarily related to the rate reconciliation and income taxes paid information, as well as certain other amendments to improve the effectiveness of income tax disclosures. These changes help investors better: (1) understand an entity’s exposure to potential changes in jurisdictional tax legislation and the ensuing risks and opportunities, (2) assess income tax information that affects cash flow forecasts and capital allocation decisions, and (3) identify potential opportunities to increase future cash flows. The amendments in this ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 during the fiscal year ended December 31, 2025 on a retrospective basis. The adoption of this guidance did not have a material impact on  the Company’s condensed consolidated financial statements.

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

2. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$492	$2,634
Prepaid service fees	2,675	2,953
Other current assets	949	782
Total prepaid expenses and other current assets	$4,116	$6,369

3. PROPERTY AND EQUIPMENT

The costs and related accumulated depreciation and amortization of major classes of property and equipment are as follows (in thousands):

	September 30, 2026	December 31, 2025
Land	$12,323	$12,323
Buildings and improvements	169,921	153,049
Other property and equipment	90,177	77,802
Construction in progress	8,190	22,799
	280,611	265,973
Less: accumulated depreciation and amortization	(178,275)	(168,930)
Total property and equipment, net	$102,336	$97,043

Depreciation and amortization expense was $4.6 million and $4.0 million for the thirteen weeks ended September 30, 2026 and September 24, 2025, respectively, and $13.1 million and $11.8 million for the thirty-nine weeks ended September 30, 2026 and September 24, 2025, respectively.

Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen weeks ended September 30, 2026 and recorded a non-cash impairment charge of $0.2 million, for the thirty-nine weeks ended September 30, 2026, which was primarily related to ROU assets for one restaurant in Nevada. Based on the Company’s review of its property and equipment assets for impairment, the Company did not record any non-cash impairment charges for the thirteen and thirty-nine weeks ended September 24, 2025.

4. STOCKHOLDERS’ EQUITY

STOCK-BASED COMPENSATION

Pursuant to the Company’s 2018 Omnibus Equity Incentive Plan (as amended, the “Incentive Plan”), the Company grants stock options, restricted stock units, performance-based restricted stock units (“PSUs”) and restricted stock to the Company’s employees, officers, directors, and other eligible participants. As of September 30, 2026, 2,153,202 shares of common stock remained available for issuance under the Incentive Plan.

Total stock-based compensation expense was $1.6 million and $1.4 million for the thirteen weeks ended September 30, 2026, and September 24, 2025, respectively, and $4.5 million and $4.1 million for the thirty-nine weeks ended September 30, 2026, and September 24, 2025, respectively.

Stock Options

As of September 30, 2026, options to purchase 1,289,657 shares of common stock were outstanding, including 439,386 vested and 850,271 unvested options. Unvested options vest over time; however, pursuant to the Incentive Plan, upon a change in control, the Company’s Board of Directors (the “Board”) may accelerate vesting. A summary of stock option activity at September 30, 2026, and changes during the thirty-nine weeks ended September 30, 2026, is as follows:

			Weighted-Average	Aggregate
		Weighted-Average	Contractual Life	Intrinsic Value
	Shares	Exercise Price	Life (Years)	(in thousands)
Outstanding – December 31, 2025	1,233,984	$10.46
Grants	398,209	13.40
Exercised	(256,181)	10.73
Forfeited, cancelled or expired	(86,355)	11.74
Outstanding – September 30, 2026	1,289,657	$11.23	8.19	$4,192
Vested and expected to vest at September 30, 2026	1,279,259	$11.23	8.18	$4,166
Exercisable at September 30, 2026	439,386	$10.37	7.22	$1,834

The fair value of each stock option was estimated on the grant date using an exercise price of the closing stock price on the day prior to date of grant and the Black-Scholes option-pricing model with the following weighted average assumptions:

	Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025
Expected volatility	41.2%	42.8%
Risk-free interest rate	3.9%	4.1%
Expected term (years)	6.00	6.00
Expected dividends	$—	$—

At September 30, 2026, the Company had total unrecognized compensation expense of $3.7 million related to unvested stock options, which it expects to recognize over a weighted-average period of 2.03 years.

Restricted Shares

A summary of restricted share activity as of September 30, 2026 and changes during the thirty-nine weeks ended September 30, 2026 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 31, 2025	617,037	$10.22
Granted	346,844	$13.41
Released	(263,005)	$10.22
Forfeited and cancelled	(43,180)	$11.28
Unvested shares at September 30, 2026	657,696	$11.83

At September 30, 2026, the Company had unrecognized compensation expense of $6.0 million related to unvested restricted shares, which it expects to recognize over a weighted-average period of 1.97 years.

Performance-Based Restricted Stock Units

A summary of performance share activity as of September 30, 2026 and changes during the thirty-nine weeks ended September 30, 2026 is as follows:

		Weighted-Average
	Shares	Fair Value
Unvested shares at December 31, 2025	137,805	$10.34
Granted	153,900	$13.48
Released	—	$—
Forfeited and cancelled	(34,002)	$11.27
Unvested shares at September 30, 2026	257,703	$12.09

At September 30, 2026, the Company had unrecognized compensation expense of $2.2 million related to unvested performance-based restricted shares, which it expects to recognize over a weighted-average period of 2.19 years.

SHARE REPURCHASE PROGRAM

On May 28, 2026, the Board of Directors approved a share repurchase program (the “2026 Share Repurchase Program”) under which the Company is authorized to repurchase up to $40.0 million of shares of its common stock. Under the 2026 Share Repurchase Program, the Company is permitted to repurchase its common stock from time to time, in amounts and at prices that the Company deems appropriate, based on various factors, including the market price of its common stock, general business, economic and market conditions, alternative investment opportunities and funding considerations. Pursuant to the 2026 Share Repurchase Program, the Company is authorized to effect repurchases through open market purchases, block trades, privately negotiated transactions or other transactions conducted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, including pursuant to Rule 10b5-1 trading plans. The 2026 Share Repurchase Program does not obligate the Company to acquire any particular number of shares, has an open-ended term and may be expanded, modified, suspended or discontinued at any time.

For the thirteen and thirty-nine weeks ended September 30, 2026, the Company repurchased 177,410 shares of common stock under the 2026 Share Repurchase Program, using open market purchases, for total consideration of $2.7 million.

The Company did not repurchase any shares of common stock during the thirteen weeks ended September 24, 2025. For the thirty-nine weeks ended September 24, 2025, the Company repurchased 163,229 shares of common stock under the 2023 Share Repurchase Program, using open market purchases, for total consideration of $1.8 million.

5. LONG-TERM DEBT

On July 27, 2022, the Company entered into a credit agreement among EPL, as borrower, the Company and Intermediate, as guarantors, Bank of America, N.A., as administrative agent, swingline lender, and letter of credit issuer, the lenders party thereto, and the other parties thereto, to refinance its $150.0 million five-year senior secured revolving credit facility.

On August 4, 2026, the Company amended the credit agreement to, among other things, extend the maturity date of the revolving credit facility to August 4, 2031 (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for aggregate revolving commitments of $150.0 million (the “2026 Revolver”), including a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The 2026 Credit Agreement also permits the Company to increase the 2026 Revolver by up to $75.0 million, subject to obtaining additional lender commitments and satisfying certain conditions.

The obligations under the 2026 Credit Agreement and related loan documents are guaranteed by Holdings and Intermediate. The obligations of Holdings, EPL and Intermediate under the 2026 Credit Agreement and related loan documents are secured by a first priority lien on substantially all of their respective assets, subject to certain customary exceptions.

Under the 2026 Credit Agreement, Holdings is restricted from making certain payments such as cash dividends or share repurchases, except that, so long as no default or event of default has occurred and is continuing, it may, inter alia, (i) make restricted payments of up to the greater of $5.0 million and 5.0% of Consolidated EBITDAR (as defined in the 2026 Credit Agreement) per fiscal year, and (ii) make other restricted payments, subject to its compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2026 Revolver.

The 2026 Credit Agreement contains certain customary financial covenants, which covenants are subject to certain exceptions. The Company was in compliance with the financial covenants as of September 30, 2026.

Borrowings under the 2026 Revolver, other than swingline loans, bear interest, at the borrower’s option, at rates based upon either Term SOFR or a base rate, plus, for each rate, an applicable margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month plus 1.00%. For Term SOFR loans, the applicable margin is in the range of 1.75% to 2.75%, and for base rate loans, the applicable margin is in the range of 0.75% to 1.75%. Swingline loans bear interest at the base rate plus the applicable margin. Borrowings under the 2026 Revolver may be repaid and reborrowed. The interest rate range under the Company’s revolving credit facility was 4.99% to 7.50% and 4.97% to 7.50% for the thirteen and thirty-nine weeks ended September 30, 2026, and 5.63% to 5.96% and 5.63% to 7.75% for the thirteen and thirty-nine weeks ended September 24, 2025, respectively.

In connection with the 2026 Credit Agreement, the Company capitalized $0.7 million of new deferred financing costs and wrote off $0.1 million of deferred financing costs associated with lenders that exited the facility. The write-off was recognized in “Interest expense, net” in the Condensed Consolidated Statements of Income during the thirteen and thirty-nine weeks ended September 30, 2026. Deferred financing costs related to the 2026 Revolver are included in “Other assets” in the Condensed Consolidated Balance Sheet as of September 30, 2026 and are amortized to interest expense over the term of the 2026 Revolver.

At September 30, 2026, the Company had $23.0 million in outstanding borrowings under the 2026 Revolver and $10.3 million of letters of credit outstanding, and as a result, the Company had $116.7 million in borrowing availability.

Maturities

During the thirteen weeks ended September 30, 2026, the Company had no borrowings and paid down $7.0 million on its revolving credit facility. During the thirty-nine weeks ended September 30, 2026, the Company borrowed $5.0 million and paid down $33.0 million on its revolving credit facility. During the thirteen and thirty-nine weeks ended September 24, 2025, the Company borrowed $1.0 million and $9.0 million, respectively, and paid down $9.0 million and $19.0 million, respectively, on its revolving credit facility.

6. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

Other accrued expenses and current liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued salaries and vacation	$14,801	$11,070
Accrued insurance	11,604	11,987
Accrued sales and property taxes	6,480	6,408
Gift card liability	4,378	5,559
Accrued advertising	1,316	2,438
Loyalty rewards program liability	1,160	1,106
Accrued legal settlements and professional fees	614	902
Deferred franchise and development fees	560	546
Accrued interest	79	44
Accrued income taxes payable	—	1,567
Other	2,553	4,026
Total other accrued expenses and current liabilities	$43,545	$45,653

7. OTHER NONCURRENT LIABILITIES

Other noncurrent liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred franchise and development fees	$5,841	$5,607
Other	26	26
Total other noncurrent liabilities	$5,867	$5,633

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

At September 30, 2026, the Company’s total estimated commitment to purchase chicken was $1.4 million.

Contingent Lease Obligations

As a result of assigning the Company’s interest in obligations under real estate leases in connection with the sale of company-operated restaurants to some of the Company’s franchisees, the Company is contingently liable on these lease agreements. These leases have various terms, the latest of which expires in 2038. As of September 30, 2026, the potential amount of undiscounted payments the Company could be required to make in the event of non-payment by the primary lessees was $11.3 million. The Company’s franchisees are primarily liable on the leases. The Company has cross-default and indemnification provisions with these franchisees that would put them in default of their franchise agreements and require payment to the Company in the event of non-payment under the leases. The Company believes that these cross-default and indemnification provisions reduce the risk that payments will be required to be made by the Company under these leases.

Employment Agreements

As of September 30, 2026, the Company had employment agreements with five of the officers of the Company. These agreements provide for minimum salary levels, possible annual adjustments for cost-of-living changes, and incentive bonuses, severance and other benefits that are payable under certain business conditions such as change in control or termination without cause.

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

9. EARNINGS PER SHARE

Basic earnings per share (“EPS”) is calculated using the weighted-average number of shares of common stock outstanding during the thirteen and thirty-nine weeks ended September 30, 2026 and September 24, 2025. Diluted EPS is calculated using the weighted-average number of shares of common stock outstanding and potentially dilutive during the period, using the treasury stock method.

Below are basic and diluted EPS data for the periods indicated (in thousands except for share and per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Numerator:
Net income	$6,877	$7,358	$27,841	$19,946
Denominator:
Weighted-average shares outstanding—basic	29,751,186	29,219,480	29,628,779	29,134,766
Weighted-average shares outstanding—diluted	30,209,141	29,406,754	29,997,899	29,343,906
Net income per share—basic	$0.23	$0.25	$0.94	$0.68
Net income per share—diluted	$0.23	$0.25	$0.93	$0.68
Anti-dilutive securities not considered in diluted EPS calculation	395,933	1,000,650	315,053	1,031,087

Below is a reconciliation of basic and diluted share counts:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Weighted-average shares outstanding—basic	29,751,186	29,219,480	29,628,779	29,134,766
Dilutive effect of stock options and restricted shares	457,955	187,274	369,120	209,140
Weighted-average shares outstanding—diluted	30,209,141	29,406,754	29,997,899	29,343,906

10. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company has two revenue streams, company-operated restaurant revenue and franchise-related revenue.

Company-Operated Restaurant Revenue

Revenue from company-operated restaurants is recognized as food and beverage products are delivered to customers and payment is tendered at the time of sale. The Company presents revenue, net of sales-related taxes and promotional allowances.

The following table presents the Company-operated restaurant revenue with the Greater Los Angeles area geographic market disaggregated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Greater Los Angeles area market	80.9%	81.6%	80.5%	81.0%
Other markets	19.1%	18.4%	19.5%	19.0%
Total	100.0%	100.0%	100.0%	100.0%

The Company offers a loyalty rewards program, which awards a customer points for dollars spent. Customers earn points for each dollar spent and points can be redeemed for multiple redemption options. Points earned prior to January 26, 2026 expire 365 days after a customer completes an eligible transaction to earn them and points earned after January 26, 2026 expire 6 months after a customer completes an eligible transaction to earn them.  When a customer is part of the rewards program, the obligation to provide future discounts related to points earned is considered a separate performance obligation, to which a portion of the transaction price is allocated and recorded as deferred revenue on the balance sheet. The performance obligation related to loyalty points is deemed to have been satisfied, and the amount deferred in the balance sheet is recognized as revenue, when the points are transferred to a reward and redeemed, the reward or points have expired, or the likelihood of redemption is remote. The portion of the transaction price allocated to loyalty points is determined on a pro-rata basis based on stand-alone selling price, as determined by menu pricing and loyalty points terms. As of September 30, 2026 and December 31, 2025, the revenue allocated to loyalty points that have not been redeemed was $1.2 million and $1.1 million, respectively, which is reflected in the Company’s accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities.

Changes in the loyalty rewards program liability included in deferred revenue within other accrued expenses and current liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2026	September 24, 2025
Loyalty rewards liability, beginning balance	$1,106	$844
Revenue deferred	2,384	1,920
Revenue recognized	(2,330)	(1,700)
Loyalty rewards liability, ending balance	$1,160	$1,064

The Company expects all loyalty points revenue related to performance obligations that were unsatisfied as of September 30, 2026 to be recognized over a period not to exceed six months.

The Company sells gift cards to its customers in the restaurants and through selected third parties. The gift cards sold to customers have no stated expiration dates and was subject to actual and/or potential escheatment rights in several of the jurisdictions in which the Company operated through June 2025. Due to these escheatment rights, previously the Company did not recognize breakage related to the sale of gift cards due to the immateriality of the amount remaining after escheatment. Beginning June 2025, the Company’s gift cards are no longer subject to escheatment and the Company reached a settlement through a voluntary disclosure agreement program with the State of Delaware for the escheatment of gift card balances of $0.8 million. The Company is currently obtaining information to establish a gift card breakage policy. The Company recognizes revenue from gift cards when redeemed by the customer. Unredeemed gift card balances are deferred and recorded within other accrued expenses and current liabilities on the accompanying condensed consolidated balance sheets.

The gift card liability included in other accrued expenses and current liabilities on the condensed consolidated balance sheets was as follows (in thousands):

	September 30, 2026	December 31, 2025
Gift card liability	$4,378	$5,559

Revenue recognized from the redemption of gift cards that was included in other accrued expenses and current liabilities at the beginning of the year was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Revenue recognized from gift card liability balance at the beginning of the year	$226	$205	$765	$848

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

The Company satisfies the performance obligation related to the franchise license over the term of the franchise agreement, which is typically 20 years. Payment for the franchise license consists of three components, a fixed-fee related to the franchise/development agreement, a revenue-based royalty fee and a revenue-based advertising fee. The fixed fee, as determined by the signed development and/or franchise agreement, is due at the time the development agreement is entered into, and/or when the franchise agreement is signed, and does not include a finance component. The fixed fee is deferred upon receipt and recognized as franchise revenue as the performance obligation is satisfied, over the term of the franchise agreement.

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

The Company purchases hardware, such as scanners, printers, point-of-sale systems, kiosks, and tablets, from third party vendors, which it then sells to franchisees. Revenue from the sale of hardware is recognized at a point in time, upon transfer of the goods from the Company to the franchisee, which is also when payment is received. As the Company is considered the principal in this relationship, the Company presents hardware sales on a gross basis. As of September 30, 2026, there were no performance obligations related to hardware services that were unsatisfied or partially satisfied.

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

The following table provides information about the change in the franchise contract liability balances during the thirty-nine weeks ended September 30, 2026 and September 24, 2025 (in thousands):

December 31, 2025	$6,153
Additional contract liability	778
Revenue recognized	(530)
September 30, 2026	$6,401

December 25, 2024	$6,730
Additional contract liability	397
Revenue recognized	(520)
September 24, 2025	$6,607

The following table illustrates the estimated revenue to be recognized in future periods related to performance obligations under the applicable contracts that are unsatisfied as of September 30, 2026 (in thousands):

Franchise revenues:
2026	$143
2027	567
2028	551
2029	523
2030	499
Thereafter	4,118
Total	$6,401

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

The Company also made significant assumptions and judgments in determining an appropriate discount rate for property leases. As the rate implicit in these leases is generally not readily determinable, the Company uses its incremental borrowing rate. These included using a consistent discount rate for a portfolio of leases entered into at varying dates, using the full 20-year term of the lease, excluding any options, and using the total minimum lease payments. The Company utilizes a third-party valuation firm in determining the discount rate, based on the above assumptions. For all other leases, the Company uses the discount rate implicit in the lease, or the Company’s incremental borrowing rate.

As the Company has adopted the practical expedient not to separate lease and non-lease components, no significant assumptions or judgments were necessary in allocating consideration between these components, for all classes of underlying assets.

Building and Facility Leases

The majority of the Company’s building and facilities leases are classified as operating leases; however, the Company currently has one facility and nine equipment leases that are classified as finance leases.

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

During the thirteen and thirty-nine weeks ended September 30, 2026, the Company reassessed the lease terms on  12 restaurants and 26 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. This reassessment resulted in an additional $7.2 million and $16.4 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 30, 2026, respectively. During the thirteen and thirty-nine weeks ended September 24, 2025, the Company reassessed the lease terms on 10 and 19 restaurants, respectively, due to certain triggering events, such as the addition of significant leasehold improvements with useful lives that extend past the current lease expiration, the decision to terminate a lease, or the decision to renew or exercise an option. This reassessment resulted in an additional $6.9 million and $14.0 million of ROU asset and lease liabilities for the thirteen and thirty-nine weeks ended September 24, 2025, respectively, which were recognized and will be amortized over the new lease term.

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

During the thirty-nine weeks ended September 30, 2026, the Company recorded a $0.2 million non-cash impairment charge related to one restaurant in Nevada. During both the thirteen and thirty-nine weeks ended September 24, 2025, the Company did not record any non-cash impairment charges.

Equipment

Leases of equipment primarily consist of restaurant equipment and vehicles. These leases are fixed payments with no variable component. Additionally, no optional renewal periods have been included in the calculation of the ROU asset, and there are no residual value guarantees and no restrictions imposed.

Lease Cost and Lease Activities

The following table presents the Company’s total lease cost, disaggregated by underlying asset (in thousands):

	Thirteen Weeks Ended
	September 30, 2026			September 24, 2025
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$19	$8	$27	$19	$27	$46
Interest on lease liabilities	9	1	10	9	4	13
Operating lease cost:
Fixed rent cost	7,400	89	7,489	7,295	101	7,396
Short-term lease cost	—	—	—	—	9	9
Variable lease cost	112	7	119	142	389	531
Sublease income	(1,628)	—	(1,628)	(1,730)	—	(1,730)
Total lease cost	$5,912	$105	$6,017	$5,735	$530	$6,265

	Thirty-Nine Weeks Ended
	September 30, 2026			September 24, 2025
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Finance lease cost:
Amortization of right-of-use assets	$55	$121	$176	$57	$86	$143
Interest on lease liabilities	27	6	33	28	13	41
Operating lease cost:
Fixed rent cost	22,059	163	22,222	21,692	309	22,001
Short-term lease cost	—	5	5	—	44	44
Variable lease cost	436	701	1,137	444	1,059	1,503
Sublease income	(5,040)	—	(5,040)	(5,193)	—	(5,193)
Total lease cost	$17,537	$996	$18,533	$17,028	$1,511	$18,539

The following table presents the Company’s total lease cost on the condensed consolidated statements of income (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Lease cost – Occupancy and other operating expenses	$5,950	$6,252	$18,550	$18,612
Lease cost – General & administrative	153	214	512	428
Lease cost – Depreciation and amortization	27	46	96	143
Lease cost – Interest expense	10	13	33	41
Lease cost - Franchise Expenses	1,505	1,470	4,382	4,507
Sublease income	(1,628)	(1,730)	(5,040)	(5,192)
Total lease cost	$6,017	$6,265	$18,533	$18,539

During the thirty-nine weeks ended September 30, 2026 and September 24, 2025, the Company had the following cash and non-cash activities associated with its leases (dollars in thousands):

	Thirty-Nine Weeks Ended September 30, 2026			Thirty-Nine Weeks Ended September 24, 2025
	Property	Equipment		Property	Equipment
	Leases	Leases	Total	Leases	Leases	Total
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$19,539	$275	$19,814	$21,732	$279	$22,011
Financing cash flows used for finance leases	$52	$38	$90	$70	$98	$168

Non-cash investing and financing activities:
Operating lease ROU assets obtained in exchange for lease liabilities:
Operating lease ROU assets	$16,373	$11	$16,384	$14,369	$15	$14,384
Finance lease ROU assets obtained in exchange for lease liabilities:
Finance lease ROU assets	$—	$—	$—	$—	$—	$—
Derecognition of ROU assets due to terminations, impairment or modifications	$179	$66	$245	$415	$—	$415

Other Information
Weighted-average remaining years in lease term—finance leases	14.11	2.00		15.13	2.80
Weighted-average remaining years in lease term—operating leases	9.39	2.09		9.71	3.05
Weighted-average discount rate—finance leases	2.57%	7.51%		2.57%	7.07%
Weighted-average discount rate—operating leases	5.63%	6.85%		5.41%	6.72%

Information regarding the Company’s minimum future lease obligations as of September 30, 2026 is as follows (in thousands):

	Finance Leases	Operating Leases
	Minimum	Minimum	Minimum
	Lease	Lease	Sublease
For the Years Ending	Payments	Payments	Income
December 30, 2026	$34	$7,577	$1,489
December 29, 2027	135	31,324	5,906
December 27, 2028	119	29,742	5,487
December 26, 2029	105	28,129	4,987
December 25, 2030	104	25,902	4,638
Thereafter	1,169	130,557	30,232
Total	$1,666	$253,231	$52,739
Less: imputed interest (2.57% - 7.51%)	(270)	(60,483)
Present value of lease obligations	1,396	192,748
Less: current maturities	(99)	(20,871)
Noncurrent portion	$1,297	$171,877

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

The Company received $0.1 million of lease income from company-owned locations for the thirteen weeks ended September 30, 2026 and September 24, 2025. The Company received $0.4 million and $0.3 million of lease income from company-owned locations for the thirty-nine weeks ended September 30, 2026 and September 24, 2025, respectively.

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

The table below is a summary of the segment net income, including significant segment expenses for the thirteen and thirty-nine weeks ended September 30, 2026 and September 24, 2025 (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Total revenue	$126,307	$121,520	$382,061	$366,531
Less:
Food and paper costs	25,752	24,879	79,607	75,114
Labor and related expenses	32,069	30,648	96,201	94,982
General and administrative expenses	13,966	12,343	33,814	37,138
Franchise expenses	11,503	11,407	34,562	36,476
Occupancy expenses	7,752	7,973	23,783	24,016
Other operating expenses(1)	20,436	18,757	59,050	55,128
Depreciation and amortization	4,632	3,973	13,112	11,789
Other segment expenses(2)	28	82	863	153
Total operating expenses	116,138	110,062	340,992	334,796
Income from operations	10,169	11,458	41,069	31,735
Interest expense, net	537	1,122	1,974	3,505
Provision for income taxes	2,755	2,978	11,254	8,284
Total segment net income	$6,877	$7,358	$27,841	$19,946

(1)	Other operating expenses are comprised of utilities, repairs and maintenance, advertising, credit card processing fees, delivery service provider fees, restaurant supplies and other restaurant operating costs.
(2)	Other segment expenses include loss on disposal of assets, and impairment and closed-store reserve.

13. SUBSEQUENT EVENTS

Subsequent to quarter end, the Company borrowed an additional $4.0 million on the 2026 Revolver, resulting in outstanding borrowings of $27.0 million as of November 4, 2026.

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

Cautionary Statement Concerning Forward-Looking Statements

This report contains forward-looking statements within the meaning of federal securities laws that are subject to risks and uncertainties. All statements other than statements of historical fact included in this report are forward-looking statements. Examples of forward-looking statements in this report include, but are not limited to, discussions of our current expectations, projections, intentions, or beliefs relating to our financial condition, results of operations, liquidity, prospects, growth (inclusive of the opening of future restaurants), trends, strategies, and the industry in which we operate. You can identify forward-looking statements because they do not relate strictly to historical or current facts. These statements may include words such as “aim,” “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “outlook,” “potential,” “project,” “projection,” “plan,” “intend,” “seek,” “may,” “could,” “would,” “will,” “should,” “can,” “can have,” “likely,” the negatives thereof and other words and terms of similar meaning used in connection with any discussion of the timing or nature of future operating or financial performance or other events. All forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those that we expected. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. All forward-looking statements are expressly qualified in their entirety by these cautionary statements. You should evaluate all forward-looking statements made in this report in the context of the factors that could cause outcomes to differ materially from our expectations. These factors include, but are not limited to: our ability to open new restaurants in new and existing markets; our ability to compete successfully; global economic or other business conditions, including trade policies, tariff and import regulations by the United States, as well as consumer preferences; our ability to attract, develop, assimilate, and retain employees; our vulnerability to regional geographic conditions; our ability to maintain business continuity in the event of a disaster or disruption; impairment of our assets; changes in food and supply costs, especially for chicken, labor, construction and utilities; the impacts of public health crises; potential negative publicity; our ability to continue to expand our digital business, delivery orders and catering; concerns about food safety and quality and about food-borne illness; dependence on frequent and timely deliveries of food and supplies; our ability to service our level of indebtedness; the success of our marketing programs, new menu items, advertising campaigns and restaurant designs and remodels; risks related to our dependence on our franchisees, including their vulnerability to economic changes; exposure from our self-insurance programs; obligations under long-term and non-cancelable leases, and our ability to renew leases at the end of their terms; our ability to achieve our corporate responsibility goals; information technology system failures, cybersecurity breaches, or failure to protect our customers’ data or personal information; our ability to enforce and maintain our intellectual property; the impact of federal, state and local laws, including those governing our relationships with our employees; fluctuations in our quarterly operating results due to seasonality and other factors; any future offerings of debt or equity securities that may impact the market price of our common stock or dilute existing shareholders’ ownership; the possibility that Delaware law, our organizational documents, our shareholder rights agreement, and our existing and future debt agreements may impede or discourage a takeover; the impact of shareholder activism on our expenses, business and stock price; and the risks set forth in our filings with the SEC from time to time, including under Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, which filings are available online at www.sec.gov. We caution you that the important factors referenced above may not contain all of the factors that are important to you. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences we anticipate or affect us or our operations in the ways that we expect. The forward-looking statements included in this report are made only as of the date hereof, and we caution you to not place undue reliance on any forward-looking statement made in this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as required by law. If we do update one or more forward-looking statements, no inference should be made that we will make additional updates with respect to those or other forward-looking statements. We qualify all of our forward-looking statements by these cautionary statements.

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

Market Trends and Uncertainties

As a result of California legislation increasing wages of fast food workers, we experienced an increase in our labor and regulatory compliance costs in recent periods. Although these cost pressures have continued in 2026, we have been able to offset these cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements.

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

Additionally, we are impacted by macroeconomic challenges, such as inflationary pressures and changes in trade policies, that have in the past affected, and may continue in the future, to affect our operations in certain areas such as food cost, labor costs, construction costs and other restaurant operating costs. We have been able to substantially offset these inflationary and other cost pressures through various actions, such as increasing menu prices, managing menu mix, and productivity improvements. However, we expect these inflationary and other cost pressures to continue in 2026 and some into 2027, and we may not be able to offset cost increases in the future. Global political and macroeconomic events may also impact our business costs, including the costs of transportation and energy.

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

Although the United States-Mexico-Canada Agreement (“USMCA”) remains in force, the United States did not agree to renew the agreement in its current form following the July 2026 joint review, and certain goods from Canada and Mexico, including USMCA-compliant goods, may be subject to new tariffs unless an exemption applies. While we continue to evaluate the potential impacts of increased tariff rates, as well as our ability to mitigate any related impacts, the imposition of tariffs on goods we import into the United States may increase our food and paper costs and adversely impact our financial results. Any new or increased import duties, tariffs, or taxes, or other changes in U.S. trade or tax policy could result in further increases to our food and paper costs and other restaurant operating costs that would adversely impact our financial results. For additional information, see “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025, including the risk factor titled “We are vulnerable to changes in political and economic conditions, such as trade policies, tariff and import regulations by the United States, as well as consumer preferences.”

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

Growth Strategies and Outlook

As of September 30, 2026, we had 515 locations in ten states. For the thirty-nine weeks ended September 30, 2026, our franchisees opened nine new restaurants: two in Colorado, two in California, two in Texas, and one in each of the following states: Arizona, Idaho, and New Mexico, and the Company opened one new restaurant in California, and two new restaurants in Texas. In fiscal year 2025, we opened one new company-operated restaurant in California, and our franchisees opened eight new restaurants: two in California, two in Arizona, and one in each of the following states: Colorado, Texas, New Mexico and Washington.

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

Highlights and Trends

Revenue Overview

For the thirteen and thirty-nine weeks ended September 30, 2026, our total revenue was $126.3 million and $382.1 million, respectively. For the thirteen weeks ended September 30, 2026, our company-operated restaurant revenue was $105.4 million, and our franchise revenue and franchise advertising fee revenue was $20.9 million. For the thirty-nine weeks ended September 30, 2026, our company-operated restaurant revenue was $319.4 million, and our franchise revenue and franchise advertising fee revenue was $62.6 million.

Comparable Restaurant Sales

For the thirteen and thirty-nine weeks ended September 30, 2026, system-wide comparable restaurant sales increased by 5.0% and 4.9%, respectively, from the comparable period in the prior year. For company-operated restaurants, comparable restaurant sales for the thirteen and thirty-nine weeks ended September 30, 2026 increased by 4.4% and 4.3%, respectively. For franchise-operated restaurants, comparable restaurant sales increased by 5.3% for both the thirteen and thirty-nine weeks ended September 30, 2026. A restaurant enters our comparable restaurant base the first full week after its 15-month anniversary. System-wide comparable restaurant sales include restaurant sales at all comparable company-operated restaurants and at all comparable franchise-operated restaurants, as reported by franchisees. Refer to “Comparable Restaurant Sales” definition in the section titled “Key Performance Indicators” below. Changes in system-wide comparable restaurant sales for each of the periods presented were as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Company-operated same store sales	4.4%	(1.1)%	4.3%	0.2%
Franchise-operated same store sales	5.3%	(0.6)%	5.3%	(1.0)%
System-wide same store sales	5.0%	(0.8)%	4.9%	(0.6)%

Restaurant Development

Our restaurant counts at the beginning and end of each of the thirty-nine weeks ended September 30, 2026 and September 24, 2025 were as follows:

	Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025
Company-operated restaurant activity(1):
Beginning of period	175	173
Openings	3	—
Restaurant sale to Company	—	1
Restaurant sale to franchisee	(2)	—
Closures	—	—
Restaurants at end of period	176	174
Franchise-operated restaurant activity:
Beginning of period	328	325
Openings	9	3
Restaurant sale to Company	—	(1)
Restaurant sale to franchisee	2	—
Closures	—	(3)
Restaurants at end of period	339	324
System-wide restaurant activity:
Beginning of period	503	498
Openings	12	3
Closures	—	(3)
Restaurants at end of period	515	498
(1)	Our restaurant count includes 515 domestic restaurants and excludes the eight licensed restaurants in the Philippines, as well as the two previously licensed restaurants in the Philippines that were closed during the thirty-nine weeks ended September 24, 2025.

Restaurant Remodeling

During the thirty-nine weeks ended September 30, 2026, we completed a total of 45 remodels of which 23 were company-operated restaurant remodels. For the remainder of fiscal 2026, we plan to continue our standard practices for remodels, which includes a goal of completing a total of 28 to 32 company-operated restaurant remodels and 28 to 37 franchise-operated restaurant remodels. Remodeling is a use of cash and has implications for our net property and depreciation line items on our consolidated balance sheets and consolidated statements of income, among others. The cost of our restaurant remodels varies depending on the scope of the work required, but on average the investment is approximately $0.4 million per restaurant.

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

As of September 30, 2026 and December 31, 2025, the revenue allocated to loyalty points that had not been redeemed was $1.2 million and $1.1 million, respectively, which is reflected in our accompanying condensed consolidated balance sheets within other accrued expenses and current liabilities. We had over 5.8 million loyalty program members as of September 30, 2026.

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

Comparison of Results of Operations

Our operating results for the thirteen and thirty-nine weeks ended September 30, 2026 and September 24, 2025 are expressed as percentages of total revenue, with the exception of cost of operations and company restaurant expenses, which are expressed as percentages of company-operated restaurant revenue, and are compared in the tables below.

	Thirteen Weeks Ended
	September 30, 2026		September 24, 2025		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$105,383	83.4	$100,721	82.9	$4,662	4.6
Franchise revenue	12,475	9.9	12,864	10.6	(389)	(3.0)
Franchise advertising fee revenue	8,449	6.7	7,935	6.5	514	6.5
Total revenue	126,307	100.0	121,520	100.0	4,787	3.9
Cost of operations
Food and paper costs	25,752	24.4	24,879	24.7	873	3.5
Labor and related expenses	32,069	30.4	30,648	30.4	1,421	4.6
Occupancy and other operating expenses	28,188	26.7	26,730	26.5	1,458	5.5
Company restaurant expenses	86,009	81.6	82,257	81.6	3,752	4.6
General and administrative expenses	13,966	11.1	12,343	10.2	1,623	13.1
Franchise expenses	11,503	9.1	11,407	9.4	96	0.8
Depreciation and amortization	4,632	3.7	3,973	3.3	659	16.6
Loss on disposal of assets	—	—	73	0.1	(73)	(100.0)
Impairment and closed-store reserves	28	0.0	9	0.0	19	211.1
Total expenses	116,138	91.9	110,062	90.6	6,076	5.5
Income from operations	10,169	8.1	11,458	9.4	(1,289)	(11.2)
Interest expense, net	537	0.5	1,122	0.9	(585)	(52.1)
Income before provision for income taxes	9,632	7.6	10,336	8.5	(704)	(6.8)
Provision for income taxes	2,755	2.2	2,978	2.5	(223)	(7.5)
Net income	$6,877	5.4	$7,358	6.0	$(481)	(6.5)

	Thirty-Nine Weeks Ended
	September 30, 2026		September 24, 2025		Increase / (Decrease)
	($,000)	(%)	($,000)	(%)	($,000)	(%)
Statements of Income Data
Company-operated restaurant revenue	$319,434	83.6	$303,404	82.8	$16,030	5.3
Franchise revenue	37,365	9.8	39,419	10.8	(2,054)	(5.2)
Franchise advertising fee revenue	25,262	6.6	23,708	6.4	1,554	6.6
Total revenue	382,061	100.0	366,531	100.0	15,530	4.2
Cost of operations
Food and paper costs	79,607	24.9	75,114	24.8	4,493	6.0
Labor and related expenses	96,201	30.1	94,982	31.3	1,219	1.3
Occupancy and other operating expenses	82,833	26.0	79,144	26.1	3,689	4.7
Company restaurant expenses	258,641	81.0	249,240	82.2	9,401	3.8
General and administrative expenses	33,814	8.9	37,138	10.1	(3,324)	(9.0)
Franchise expenses	34,562	9.0	36,476	10.0	(1,914)	(5.2)
Depreciation and amortization	13,112	3.4	11,789	3.2	1,323	11.2
Loss on disposal of assets	612	0.2	127	0.0	485	381.9
Impairment and closed-store reserves	251	0.1	26	0.0	225	865.4
Total expenses	340,992	89.3	334,796	91.3	6,196	1.9
Income from operations	41,069	10.7	31,735	8.7	9,334	29.4
Interest expense, net	1,974	0.5	3,505	1.0	(1,531)	(43.7)
Income before provision for income taxes	39,095	10.2	28,230	7.7	10,865	38.5
Provision for income taxes	11,254	2.9	8,284	2.3	2,970	35.9
Net income	$27,841	7.3	$19,946	5.4	$7,895	39.6

Company-Operated Restaurant Revenue

For the quarter ended September 30, 2026, company-operated restaurant revenue increased $4.7 million, or 4.6% from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to an increase in company-operated comparable restaurant revenue of $4.3 million, or 4.4%, as well as $1.0 million of additional sales related to three restaurants opened after the third quarter of 2025. This company-operated restaurant revenue increase was partially offset by a $0.3 million decrease in revenue resulting from the transfer of one Company-operated restaurant to a franchisee in the second quarter of 2026. The company-operated comparable restaurant sales increase consisted of a 4.0% increase in average check size, combined with a 0.3% increase in transactions.

For the year-to-date period ended September 30, 2026, company-operated restaurant revenue increased $16.0 million, or 5.3% from the comparable period in the prior year. The increase in company-operated restaurant revenue was mainly due to an increase in company-operated comparable restaurant revenue of $12.9 million, or 4.3%, as well as $2.8 million of additional sales related to four restaurants opened after the third quarter of 2025 partially offset by the transfer of one of those to a franchisee along with an additional restaurant transferred to a franchisee, both in the second quarter of 2026. The company-operated comparable restaurant sales increase consisted of a 4.6% increase in average check size, partially offset by a 0.4% decrease in transactions.

Franchise Revenue

For the quarter ended September 30, 2026, franchise revenue decreased $0.4 million, or 3.0% from the comparable period in the prior year. This decrease was primarily due to a $0.6 million decrease in franchisee information technology (“IT”) pass-through revenue related to the franchise rollout of the new Point of Sale (“POS”) system completed in 2025, and a prior year true up of royalty rates. The decrease was partially offset by an increase in franchise revenue related to the 14 franchise-operated restaurant openings during or subsequent to the third quarter of 2025 and a franchise comparable restaurant sales increase of 5.3%. The franchise comparable restaurant sales increase consisted of a 4.4% increase in average check size, combined with a 0.9% increase in transactions.

For the year-to-date period ended September 30, 2026, franchise revenue decreased $2.1 million, or 5.2% from the comparable period in the prior year. This decrease was primarily due to a $3.6 million decrease in franchisee IT pass-through revenue related to the franchise rollout of the new POS system completed in 2025. The decrease was partially offset by the increase in franchise revenue related to the 14 franchise-operated restaurant openings during or subsequent to the third quarter of 2025 and a franchise comparable restaurant sales increase of 5.3%. The franchise comparable restaurant sales increase consisted of a 4.9% increase in average check size, combined with a 0.4% increase in transactions.

Franchise Advertising Fee Revenue

For the quarter ended September 30, 2026, franchise advertising fee revenue increased $0.5 million, or 6.5% from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the fluctuations for the quarter were due to the increases and decreases noted in franchise revenue above.

For the year-to-date period ended September 30, 2026, franchise advertising fee revenue increased $1.6 million, or 6.6% from the comparable period in the prior year. As advertising fee revenue is a percentage of franchisees’ revenue, the fluctuations for the year-to-date period were due to the increases and decreases noted in franchise revenue above.

Food and Paper Costs

For the quarter ended September 30, 2026, food and paper costs increased $0.9 million, or 3.5%, from the comparable period in the prior year. The increase in food and paper costs was primarily due to higher sales and higher commodity costs. For the quarter ended September 30, 2026, food and paper costs as a percentage of company-operated restaurant revenue were 24.4%, down from 24.7% in the comparable period of the prior year. The percentage decrease was primarily due to higher menu price increases and cost-management initiatives, partially offset by higher commodity costs and menu mix shifts.

For the year-to-date period ended September 30, 2026, food and paper costs increased $4.5 million, or 6.0%, from the comparable period in the prior year. The increase in food and paper costs was primarily due to higher sales and higher commodity costs. For the year-to-date period ended September 30, 2026, food and paper costs as a percentage of company-operated restaurant revenue were 24.9%, up from 24.8% in the comparable period of the prior year. The percentage increase was primarily due to the increased commodity costs and menu mix shifts, partially offset by menu price increases and cost-management initiatives.

Labor and Related Expenses

For the quarter ended September 30, 2026, labor and related expenses increased $1.4 million, or 4.6%, from the comparable period in the prior year. The increase in labor and related expenses was primarily due to an increase in labor associated with the opening of three new restaurants after the third quarter of 2025, combined with higher wage inflation, higher management incentive expense, higher overtime expense, a $0.4 million increase in workers’ compensation expense, and an increase in other direct labor related expenses. These increases were partially offset by a $0.2 million reduction in group insurance expense. For the quarter ended September 30, 2026, labor and related expenses as a percentage of company-operated restaurant revenue were 30.4%, consistent with 30.4% in the comparable period in the prior year. Increased leverage from higher company-operated restaurant sales and lower group insurance expense offset the cost increases mentioned above.

For the year-to-date period ended September 30, 2026, labor and related expenses increased $1.2 million, or 1.3%, from the comparable period in the prior year. The increase in labor and related expenses was primarily due to a $1.9 million increase in labor associated with the opening of three new restaurants after the third quarter of 2025, combined with higher wage inflation, higher management incentive expense, higher overtime expense, and an increase in other direct labor related expenses. These increases were partially offset by a $0.8 million reduction in group insurance and workers’ compensation expense. For the year-to-date period ended September 30, 2026, labor and related expenses as a percentage of company-operated restaurant revenue were 30.1%, down from 31.3% in the comparable period in the prior year. The percentage change was driven by leverage on higher company-operated restaurant sales and reduced group insurance expense.

Occupancy and Other Operating Expenses

For the quarter ended September 30, 2026, occupancy and other operating expenses increased $1.5 million, or 5.5%, from the comparable period in the prior year. The increase was primarily due to a $0.6 million increase in other operating expenses, primarily from delivery fees, mobile order fees and credit card fees, a $0.5 million increase in utility costs and a $0.5 million increase in repairs and maintenance costs. These increases were partially offset by a $0.2 million decrease in insurance. For the quarter ended September 30, 2026, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 26.7%, up from 26.5% in the comparable period in the prior year. The increase as a percentage of sales resulted primarily from the increases mentioned above, partially offset by leverage on higher company-operated restaurant sales.

For the year-to-date period ended September 30, 2026, occupancy and other operating expenses increased $3.7 million, or 4.7%, from the comparable period in the prior year. The increase was primarily due to a $1.7 million increase in other operating expenses, primarily from delivery fees, mobile order fees and credit card fees, a $1.8 million increase in utilities and repairs and maintenance expense and a $0.7 million increase in restaurant advertising expense. These increases were partially offset by a $0.5 million decrease in insurance expense. For the year-to-date period ended September 30, 2026, occupancy and other operating expenses as a percentage of company-operated restaurant revenue were 26.0%, down from 26.1% in the comparable period in the prior year. The decrease as a percentage of sales resulted from leverage on higher company-operated restaurant sales.

General and Administrative Expenses

For the quarter ended September 30, 2026, general and administrative expenses increased $1.6 million, or 13.1%, from the comparable period in the prior year. The increase for the quarter was primarily due to a $0.8 million increase in incentive compensation and other labor related expenses, a $0.3 million increase in stock compensation, a $0.2 million increase in restructuring and executive transition costs and a $0.5 million increase in other general and administrative expenses. These increases were partially offset by lower shareholder activism and related matters of $0.2 million.

For the year-to-date period ended September 30, 2026, general and administrative expenses decreased $3.3 million, or 9.0%, from the comparable period in the prior year. The decrease was primarily due to a $5.7 million favorable change related to legal settlements, reflecting $6.3 million received from a legal settlement, net of legal expenses, in the current-year period compared with $0.6 million received in the prior-year period, net of legal expenses, a $1.5 million decrease in legal and professional fee costs related to shareholder activism, and a $0.5 million decrease in restructuring and executive transition costs compared to the prior year. The general and administrative expenses decrease was partially offset by a $1.0 million increase in outside services and software maintenance, a $0.7 million increase in legal fees, a $0.7 million increase in incentive compensation, a $0.4 million increase in travel costs associated with new market support, a $0.4 million increase in stock compensation, a $0.3 million increase in store pre-opening costs, a combined $0.3 million increase related to our corporate office relocation and the implementation of a new enterprise resource planning (“ERP”) system, and a $0.6 million increase in other general and administrative expenses.

Franchise Expenses

For the quarter ended September 30, 2026, franchise expenses increased $0.1 million, or 0.8%, from the comparable period in the prior year. The increase was primarily due to a $0.5 million increase in franchise advertising expenses and a $0.2 million increase in other franchise expenses, partially offset by a $0.6 million decrease in franchise IT pass-through expense related to the franchise rollout of the new POS system completed in 2025.

For the year-to-date period ended September 30, 2026, franchise expenses decreased $1.9 million, or 5.2%, from the comparable period in the prior year. The decrease was primarily due to a $3.7 million decrease in franchise IT pass-through expense related to the franchise rollout of the new POS system completed in 2025, partially offset by a $1.6 million increase in advertising expenses and a $0.3 million increase in other franchise expenses.

Depreciation and Amortization

For the quarter ended September 30, 2026, depreciation and amortization increased $0.7 million, or 16.6%, from the comparable period in the prior year. The increase was primarily due to the completion of 17 company-operated restaurant remodels in 2025 and 23 company-operated restaurant remodels in 2026, along with the rollout of the new POS system to company-operated restaurants completed in 2025.

For the year-to-date period ended September 30, 2026, depreciation and amortization increased $1.3 million, or 11.2%, from the comparable period in the prior year. The increase was primarily due to the completion of 17 company-operated restaurant remodels in 2025 and 23 company-operated restaurant remodels in 2026, along with the rollout of the new POS system to company-operated restaurants completed in 2025.

Impairment and Closed-Store Reserves

During the thirteen weeks ended September 30, 2026, we did not record any non-cash impairment charges. During the thirty-nine weeks ended September 30, 2026, we recorded $0.2 million in non-cash impairment charges related to the carrying value of the ROU assets of one restaurant in Nevada. During both the thirteen and thirty-nine weeks ended September 24, 2025, we did not record any non-cash impairment charges. Given the inherent uncertainty in projecting results for newer restaurants in newer markets, we are monitoring the recoverability of the carrying value of the assets of several restaurants on an ongoing basis. For these restaurants, if expected performance is not realized, an impairment charge may be recognized in future periods, and such charge could be material.

During both the thirteen and thirty-nine weeks ended September 30, 2026 and September 24, 2025, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM expenses for our closed locations.

Interest Expense, Net

For the quarter ended September 30, 2026, interest expense, net, decreased $0.6 million from the comparable period in the prior year. The decrease in interest expense was primarily related to lower outstanding balances on our revolving credit facility versus the comparable period in the prior year partially offset by increased interest rates.

For the year-to-date period ended September 30, 2026, interest expense, net, decreased $1.5 million from the comparable period in the prior year. The decrease in interest expense was primarily related to lower outstanding balances on our revolving credit facility versus the comparable period in the prior year partially offset by increased interest rates.

Provision for Income Taxes

For the quarter ended September 30, 2026, we recorded an income tax provision of $2.8 million, reflecting an estimated effective tax rate of 28.6%. For the quarter ended September 24, 2025, we recorded an income tax provision of $3.0 million, reflecting an estimated effective tax rate of 28.8%.

For the year-to-date period ended September 30, 2026, we recorded an income tax provision of $11.3 million, reflecting an estimated effective tax rate of 28.8%. For the year-to-date period ended September 24, 2025, we recorded an income tax provision of $8.3 million, reflecting an estimated effective tax rate of 29.3%. The difference between the 21.0% statutory rate and the effective tax rate of 28.8% for the year-to-date period ended September 30, 2026 is primarily due to state income taxes, net of the federal benefit, and nondeductible executive compensation. Tax deficiencies on stock option exercises, where the tax deductions were lower than the cumulative stock-based compensation expense recorded, also increased the rate. These increases were partially offset by excess tax benefits on the vesting of restricted stock awards, where the tax deductions exceeded the cumulative stock-based compensation expense recorded.

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

The following table reconciles system-wide sales to company-operated restaurant revenue and total revenue (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Company-operated restaurant revenue	$105,383	$100,721	$319,434	$303,404
Franchise revenue	12,475	12,864	37,365	39,419
Franchise advertising fee revenue	8,449	7,935	25,262	23,708
Total Revenue	126,307	121,520	382,061	366,531
Franchise revenue	(12,475)	(12,864)	(37,365)	(39,419)
Franchise advertising fee revenue	(8,449)	(7,935)	(25,262)	(23,708)
Sales from franchise-operated restaurants	195,607	179,788	581,402	533,596
System-wide sales(1)	$300,990	$280,509	$900,836	$837,000
(1)	System-wide sales do not include the eight licensed stores in the Philippines.

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

Comparable Restaurant Sales

Comparable restaurant sales reflect year-over-year sales changes for comparable company-operated, franchise-operated, and system-wide restaurants. A restaurant enters our comparable restaurant base the first full week after it has operated for fifteen months. Comparable restaurant sales exclude restaurants closed during the applicable period. At September 30, 2026 and September 24, 2025, there were 491 and 485 system-wide comparable restaurants, respectively, 171 and 171 company-operated restaurants, respectively, and 320 and 314 franchise-operated restaurants, respectively. Comparable restaurant sales indicate the performance of existing restaurants, since new restaurants are excluded. Comparable restaurant sales growth can be generated by an increase in the number of meals sold and/or by increases in the average check amount, resulting from a shift in menu mix and/or higher prices resulting from new products or price increases. Because other companies may calculate this measure differently than we do, comparable restaurant sales as presented herein may not be comparable to similarly titled measures reported by other companies. Management believes that comparable restaurant sales is a valuable metric for investors to evaluate the performance of our store base, excluding the impact of new stores and closed stores.

Restaurant Contribution and Restaurant Contribution Margin

Restaurant contribution and restaurant contribution margin are neither required by, nor presented in accordance with, GAAP. Restaurant contribution is defined as company-operated restaurant revenue less company restaurant expenses which includes food and paper cost, labor and related expenses and occupancy and other operating expenses, where applicable. Restaurant contribution therefore excludes franchise revenue, franchise advertising fee revenue and franchise expenses as well as certain other costs, such as general and administrative expenses, depreciation and amortization, impairment and closed-store reserves, loss on disposal of assets and other costs that are considered corporate-level expenses and are not considered normal operating costs of our restaurants. Accordingly, restaurant contribution is not indicative of overall Company results and does not accrue directly to the benefit of stockholders because of the exclusion of certain corporate-level expenses. Restaurant contribution margin is defined as restaurant contribution as a percentage of company-operated restaurant revenue.

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

A reconciliation of restaurant contribution and restaurant contribution margin to company-operated restaurant revenue is provided below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Dollar amounts in thousands)	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Restaurant contribution:
Income from operations	$10,169	$11,458	$41,069	$31,735
Add (less):
General and administrative expenses	13,966	12,343	33,814	37,138
Franchise expenses	11,503	11,407	34,562	36,476
Depreciation and amortization	4,632	3,973	13,112	11,789
Loss on disposal of assets	—	73	612	127
Franchise revenue	(12,475)	(12,864)	(37,365)	(39,419)
Franchise advertising fee revenue	(8,449)	(7,935)	(25,262)	(23,708)
Impairment and closed-store reserves	28	9	251	26
Restaurant contribution	$19,374	$18,464	$60,793	$54,164

Company-operated restaurant revenue:
Total revenue	$126,307	$121,520	$382,061	$366,531
Less:
Franchise revenue	(12,475)	(12,864)	(37,365)	(39,419)
Franchise advertising fee revenue	(8,449)	(7,935)	(25,262)	(23,708)
Company-operated restaurant revenue	$105,383	$100,721	$319,434	$303,404

Restaurant contribution margin (%)	18.4	18.3	19.0	17.9

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

The following table sets forth reconciliations of our net income to our EBITDA and Adjusted EBITDA:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(Amounts in thousands)	September 30, 2026	September 24, 2025	September 30, 2026	September 24, 2025
Net income	$6,877	$7,358	$27,841	$19,946
Non-GAAP adjustments:
Provision for income taxes	2,755	2,978	11,254	8,284
Interest expense, net	537	1,122	1,974	3,505
Depreciation and amortization	4,632	3,973	13,112	11,789
EBITDA	$14,801	$15,431	$54,181	$43,524
Stock-based compensation expense (a)	1,650	1,369	4,516	4,116
Loss on disposal of assets (b)	—	73	612	127
Impairment and closed-store reserves (c)	28	9	251	26
Legal settlements (d)	—	—	(6,321)	(619)
Special legal and professional fees expense (e)	—	162	33	1,557
Duplicate rent expense for corporate office relocation (f)	—	103	64	103
ERP software implementation costs (g)	261	104	406	104
Restructuring and executive transition costs (h)	335	168	335	878
Pre-opening costs (i)	41	—	337	1
Adjusted EBITDA	$17,116	$17,419	$54,414	$49,817
(a)	Includes non-cash, stock-based compensation.
(b)	Loss on disposal of assets includes the loss or gain on disposal of assets related to retirements and replacement or write-off of leasehold improvements or equipment.

(c)	Includes costs related to impairment of property and equipment and ROU assets and closed restaurants. During the thirty-nine weeks ended September 30, 2026, we recorded $0.2 million in non-cash impairment charges related to one restaurant in Nevada. We did not record any non-cash impairment charges during the thirteen weeks ended September 30, 2026. We did not record any non-cash impairment charges during either the thirteen or thirty-nine weeks ended September 24, 2025. During both the thirteen and thirty-nine weeks ended September 30, 2026 and September 24, 2025, we recognized less than $0.1 million of closed-store reserve expense related to the amortization of ROU assets, property taxes and CAM expenses for our closed locations.
(d)	Includes $6.3 million received from a legal settlement, net of legal expenses, during the thirty-nine weeks ended September 30, 2026 and $0.6 million received from a legal settlement, net of legal expenses during the thirty-nine weeks ended September 24, 2025.
(e)	Consists of legal and professional costs related to shareholder activism and related matters.
(f)	Consists of duplicate rent expense for the corporate headquarter relocation.
(g)	Represents costs incurred in connection with the implementation of a new ERP system which are included in general and administrative expenses.
(h)	Consists of costs associated with the transition of certain executive officers, such as severance and stock-based compensation costs and costs associated with restructuring certain positions in the organization during both the thirteen and thirty-nine weeks ended September 30, 2026 and September 24, 2025.
(i)	Pre-opening costs are a component of general and administrative expenses, and consist of costs directly associated with the opening of new restaurants and incurred prior to opening, including management labor costs, staff labor costs during training, food and supplies used during training, marketing costs, and other related pre-opening costs. These are generally incurred over the three to five months prior to opening. Pre-opening costs also include occupancy costs incurred between the date of possession and the opening date for a restaurant.

Liquidity and Capital Resources

Our primary sources of liquidity and capital resources have been cash provided from operations, cash and cash equivalents, and the 2026 Revolver (as defined below). Our primary requirements for liquidity and capital are new restaurants, existing restaurant capital investments (remodels and maintenance), lease obligations, interest payments on our debt, working capital and general corporate needs. Our working capital requirements are not significant, since our customers pay for their purchases in cash or by payment card (credit or debit) at the time of sale. Thus, we are able to sell many of our inventory items before we have to pay our suppliers. Our restaurants do not require significant inventories or receivables. We believe that these sources of liquidity and capital are sufficient to finance our continued operations, including planned capital expenditures, for at least the next 12 months and beyond from the issuance of the condensed consolidated financial statements.

However, depending on macroeconomic conditions, our financial performance and liquidity could be further impacted and could impact our ability to meet certain financial covenants required in our 2026 Credit Agreement (as defined below), specifically the lease-adjusted consolidated leverage ratio and fixed-charge coverage ratio.

The following table presents summary cash flow information for the periods indicated (in thousands):

	Thirty-Nine Weeks Ended
(Amounts in thousands)	September 30, 2026	September 24, 2025
Net cash provided by (used in):
Operating activities	$52,607	$34,166
Investing activities	(26,090)	(13,811)
Financing activities	(29,330)	(11,967)
Net change in cash and cash equivalents	$(2,813)	$8,388

Operating Activities

For the thirty-nine weeks ended September 30, 2026, net cash from operating activities increased by $18.4 million from the comparable period of the prior year. This increase was primarily due to a $7.9 million increase in net income, a $3.6 million favorable change in non-cash and reconciling items and a $7.0 million favorable change in operating assets and liabilities. The favorable change in non-cash and reconciling items was primarily driven by a $1.3 million increase in depreciation and amortization, a $1.0 million favorable change in deferred income taxes and a $0.5 million increase in losses on the disposal of assets. The favorable change in operating assets and liabilities was primarily driven by favorable changes of $6.0 million in other accrued expenses and current liabilities, $2.5 million in operating lease liabilities and $1.6 million in income taxes receivable and payable, partially offset by unfavorable changes of $3.1 million in accounts payable and $0.4 million in accounts and other receivables.

Investing Activities

For the thirty-nine weeks ended September 30, 2026, net cash used in investing activities increased by $12.3 million from the comparable period of the prior year. This change was primarily due to an increase in purchase of property and equipment mostly related to restaurant remodeling and new restaurant development during the thirty-nine weeks ended September 30, 2026 when compared to the prior year.

Financing Activities

For the thirty-nine weeks ended September 30, 2026, net cash used in financing activities increased by $17.4 million from the comparable period of the prior year. This change was primarily due to a $28.0 million net paydown on our revolving credit facility during the thirty-nine weeks ended September 30, 2026, compared to a $10.0 million net paydown during the thirty-nine weeks ended September 24, 2025, as well as a $0.8 million increase in repurchases of common stock and $0.7 million of deferred financing costs paid in connection with the 2026 Credit Agreement (as defined below). The increase was partially offset by a $2.2 million increase in proceeds from the exercise of stock options.

Debt and Other Obligations

On August 4, 2026, our wholly-owned subsidiary, El Pollo Loco, Inc. (“EPL”), as borrower, amended its July 27, 2022 credit agreement to, among other things, extend the maturity date of its senior secured revolving credit facility to August 4, 2031 (the “2026 Credit Agreement”). The 2026 Credit Agreement provides for a $150.0 million revolving credit facility (the “2026 Revolver”), including a sub limit of $15.0 million for letters of credit and a sub limit of $15.0 million for swingline loans. The obligations under the 2026 Credit Agreement are guaranteed by us and our direct subsidiary, EPL Intermediate, Inc. (“Intermediate”), and are secured by a first priority lien on substantially all of our, EPL’s and Intermediate’s assets, subject to customary exceptions.

Under the 2026 Credit Agreement, we are restricted from making certain payments such as cash dividends or share repurchases, except that, so long as no default or event of default has occurred and is continuing, we may, inter alia, (i) make restricted payments of up to the greater of $5.0 million and 5.0% of Consolidated EBITDAR (as defined in the 2026 Credit Agreement) per fiscal year, and (ii) make other restricted payments, subject to our compliance, on a pro forma basis, with (x) a lease-adjusted consolidated leverage ratio not to exceed 4.25 times and (y) the financial covenants applicable to the 2026 Revolver.

Borrowings under the 2026 Revolver (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either Term SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. The base rate is calculated as the highest of (a) the federal funds rate plus 0.50%, (b) the published Bank of America prime rate, or (c) Term SOFR with a term of one-month plus 1.00%. For Term SOFR loans, the margin is in the range of 1.75% to 2.75%, and for base rate loans, the margin is in the range of 0.75% to 1.75%. Borrowings under the 2026 Revolver may be repaid and reborrowed. The interest rate range under our revolving credit facility was 4.99% to 7.50% and 4.97% to 7.50% for the thirteen and thirty-nine weeks ended September 30, 2026, and 5.63% to 5.96% and 5.63% to 7.75% for the thirteen and thirty-nine weeks ended September 24, 2025, respectively.

The 2026 Credit Agreement contains certain customary financial covenants, which covenants are subject to certain exceptions. We were in compliance with the financial covenants as of September 30, 2026.

During the thirteen weeks ended September 30, 2026, we had no borrowings and paid down $7.0 million on our revolving credit facility. During the thirty-nine weeks ended September 30, 2026, we borrowed $5.0 million and paid down $33.0 million on our revolving credit facility.

At September 30, 2026, we had $23.0 million in outstanding borrowings under the 2026 Revolver and $10.3 million of letters of credit outstanding, and as a result, we had $116.7 million in borrowing availability. The 2026 Credit Agreement also permits us to increase the 2026 Revolver by up to $75.0 million, subject to obtaining additional lender commitments and satisfying certain conditions.

Material Cash Requirements

Our material cash requirements as of September 30, 2026 have not changed materially since those disclosed under Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Material Cash Requirements, of our Annual Report on Form 10-K for the year ended December 31, 2025. Our material cash requirements relate mostly to future (i) debt payments, including expected interest expense, calculated based on current interest rates, (ii) restaurant operating lease payments, (iii) purchasing commitments for chicken, (iv) restaurant finance lease payments, and (v) capital expenditures.

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

During the thirteen and thirty-nine weeks ended September 30, 2026, we repurchased 177,410 shares of our common stock under the 2026 Share Repurchase Program, using open market purchases, for total consideration of $2.7 million, including commissions. As of September 30, 2026, $37.3 million remained available for repurchase under the program.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On August 4, 2026, we amended our July 27, 2022 credit agreement (the “2026 Credit Agreement”), which provides for a $150.0 million five-year senior secured revolving facility (the “2026 Revolver”). We are exposed to market risk from changes in interest rates on our debt, which bears interest at Term SOFR plus a margin between 1.75% and 2.75%. As of September 30, 2026, we had outstanding borrowings of $23.0 million under our 2026 Revolver, $10.3 million of letters of credit in support of our insurance programs, and the applicable margin on outstanding borrowings under the 2026 Revolver was 1.75%. A 1.0% increase in the effective interest rate applied to our 2026 Revolver borrowings would result in a pre-tax interest expense increase of $0.2 million on an annualized basis.

During the thirteen weeks ended September 30, 2026, we had no borrowings and paid down $7.0 million on our revolving credit facility. During the thirty-nine weeks ended September 30, 2026, we borrowed $5.0 million and paid down $33.0 million on our revolving credit facility and the outstanding balance as of September 30, 2026 was $23.0 million.

Borrowings under the 2026 Credit Agreement (other than any swingline loans) bear interest, at the borrower’s option, at rates based upon either Term SOFR or a base rate, plus, for each rate, a margin determined in accordance with a lease-adjusted consolidated leverage ratio-based pricing grid. If future rates based upon Term SOFR are higher than Term SOFR rates as currently determined, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Our management has evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, we completed the implementation of a new enterprise resource planning (“ERP”) system, which has replaced our legacy ERP system. As a result, we modified certain existing controls and implemented new controls. We will continue to monitor and evaluate the operating effectiveness of the related controls during subsequent periods. With the exception of these changes, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of common stock in the quarterly period ended September 30, 2026 (in thousands, except number of shares and per share amounts):

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares That May Be Purchased Under the Plans or Programs (2)
July 2, 2026 to July 29, 2026	7,200		$15.74	7,200	$39,887
July 30, 2026 to August 26, 2026	40,234		$15.59	33,021	$39,375
August 27, 2026 to September 30, 2026	137,904		$14.83	137,189	$37,341
Total	185,338	(1)		177,410
(1)	Includes 7,928 shares acquired by us to satisfy employee tax withholding obligations in connection with the vesting of previously issued restricted stock.
(2)	On May 28, 2026, the Company announced a share repurchase program authorizing repurchases of up to $40.0 million of shares of common stock. The program has no expiration date and may be expanded, modified, suspended, or discontinued at any time.

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

Subsequent Events

Subsequent to the quarter-end, we borrowed an additional $4.0 million on the 2026 Revolver, resulting in outstanding borrowings of $27.0 million as of November 4, 2026.

Item 6.Exhibits.

(a)	Exhibit Index:

Incorporated by Reference
Exhibit Number	Description	Form	Exhibit	Filing Date	SEC File Number
3.1	Amended and Restated Certificate of Incorporation of El Pollo Loco Holdings, Inc.	8-K	3.1	6/5/2025	001-36556
3.2	Certificate of Designations of Series A Preferred Stock of El Pollo Loco Holdings, Inc., as filed with the Secretary of State of the State of Delaware on August 9, 2023	8-K	3.1	8/9/2023	001-36556
3.3	Amended and Restated By-Laws of El Pollo Loco Holdings, Inc.	8-K	3.1	2/2/2024	001-36556
10.1†	Second Amendment to Credit Agreement, dated as of August 4, 2026, among El Pollo Loco, Inc., as borrower, El Pollo Loco Holdings, Inc. and certain subsidiaries of El Pollo Loco Holdings, Inc. party thereto, as guarantors, Bank of America, N.A., as administrative agent, swingline lender and letter of credit issuer, and the lenders party thereto	10-Q	10.1	8/7/2026	001-36556
10.2	Offer Letter, dated August 18, 2026, by and between El Pollo Loco Holdings, Inc. and Damon Thomas
31.1*	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer
31.2*	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
†	Management contract.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EL POLLO LOCO HOLDINGS, INC.

Date: November 6, 2026	By:	/s/ ELIZABETH WILLIAMS
Elizabeth Williams
Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2026

By:	/s/ IRA FILS
Ira Fils
Chief Financial Officer
(Principal Financial and Accounting Officer)